Form 10-Q
period 2013-06-30
KAISER ALUMINUM CORP
filed 2013-07-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2013, there were 18,706,587 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$281.7	$273.4
Short-term investments	47.3	85.0
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at June 30, 2013 and December 31, 2012	122.7	123.8
Other	11.6	3.4
Inventories	202.9	186.0
Prepaid expenses and other current assets	70.1	70.1
Total current assets	736.3	741.7
Property, plant, and equipment – net	398.3	384.3
Net asset in respect of VEBA	379.1	365.9
Deferred tax assets – net (including deferred tax liability relating to the VEBAs of $142.2 at June 30, 2013 and $136.9 at December 31, 2012)	75.8	102.0
Intangible assets – net	34.5	35.4
Goodwill	37.2	37.2
Other assets	78.5	86.0
Total	$1,739.7	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.2	$62.5
Accrued salaries, wages, and related expenses	33.7	39.3
Other accrued liabilities	39.9	51.8
Payable to affiliate	—	7.9
Short-term capital lease	0.3	0.1
Total current liabilities	147.1	161.6
Net liability in respect of VEBA	4.5	5.3
Long-term liabilities	127.0	134.5
Long-term debt	384.3	380.3
Total liabilities	662.9	681.7
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2013 and December 31, 2012; no shares were issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2013 and at December 31, 2012; 21,113,395 shares issued and 18,734,512 shares outstanding at June 30, 2013; 21,037,841 shares issued and 19,313,235 shares outstanding at December 31, 2012	0.2	0.2
Additional paid in capital	1,021.1	1,017.7
Retained earnings	191.8	151.2
Treasury stock, at cost, 2,378,883 shares at June 30, 2013 and 1,724,606 shares at December 31, 2012, respectively	(112.8)	(72.3)
Accumulated other comprehensive loss	(23.5)	(26.0)
Total stockholders’ equity	1,076.8	1,070.8
Total	$1,739.7	$1,752.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$328.9	$345.2	$666.3	$710.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	261.5	284.4	525.1	582.5
Unrealized losses (gains) on derivative instruments	4.2	0.1	4.9	(3.0)
Depreciation and amortization	7.0	6.6	14.0	12.9
Selling, administrative, research and development, and general (includes accumulated other comprehensive income reclassifications related to VEBA adjustments of $1.4 and $1.8 for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $2.8 and $3.6 for the six months ended June 30, 2013 and June 30, 2012, respectively)	16.1	14.4	32.2	32.3
Other operating charges, net	—	0.1	—	0.1
Total costs and expenses	288.8	305.6	576.2	624.8
Operating income	40.1	39.6	90.1	85.8
Other (expense) income:
Interest expense	(9.0)	(6.5)	(18.3)	(10.6)
Other (expense) income, net (includes accumulated other comprehensive income reclassifications for realized gains on available for sale securities of $0.2 and $0.6 for the quarter and six months ended June 30, 2013, respectively)	(0.8)	1.1	0.2	1.8
Income before income taxes	30.3	34.2	72.0	77.0
Income tax provision (includes aggregate income tax expense from reclassification items of $(0.4) and $(0.7) for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $(0.8) and $(1.4) for the six months ended June 30, 2013 and June 30, 2012, respectively)	(11.7)	(13.2)	(19.9)	(29.5)
Net income	$18.6	$21.0	$52.1	$47.5

Earnings per common share, Basic:
Net income per share	$0.99	$1.10	$2.73	$2.49
Earnings per common share, Diluted:
Net income per share	$0.98	$1.09	$2.70	$2.48
Weighted-average number of common shares outstanding (in thousands):
Basic	18,742	19,137	19,027	19,087
Diluted	18,945	19,200	19,256	19,170

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions of dollars)
Net income	$18.6	$21.0	$52.1	$47.5
Other comprehensive income:
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs	0.4	0.7	0.7	1.5
Amortization of prior service cost relating to VEBAs	1.0	1.1	2.1	2.1
Reclassification of unrealized gain upon sale of available for sale securities	(0.2)	—	(0.6)	—
Unrealized gain on available for sale securities	0.2	—	0.5	0.3
Foreign currency translation adjustment	0.4	0.4	0.8	0.1
Other comprehensive income, before tax	1.8	2.2	3.5	4.0
Income tax expense related to items of other comprehensive income	(0.5)	(0.7)	(1.0)	(1.4)
Other comprehensive income, net of tax	1.3	1.5	2.5	2.6
Comprehensive income	$19.9	$22.5	$54.6	$50.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$(72.3)	$(26.0)	$1,070.8
Net income	—	—	—	52.1	—	—	52.1
Other comprehensive income, net of tax	—	—	—	—	—	2.5	2.5
Issuance of non-vested shares to employees	74,236	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,916	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	34,623	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(36,221)	—	(2.2)	—	—	—	(2.2)
Repurchase of common stock	(654,277)	—	—	—	(40.5)	—	(40.5)
Cash dividends on common stock ($0.60 per share)	—	—	—	(11.6)	—	—	(11.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.9	—	—	—	0.9
Amortization of unearned equity compensation	—	—	4.5	—	—	—	4.5
Dividends on unvested equity awards that were canceled	—	—	—	0.1	—	—	0.1
BALANCE, June 30, 2013	18,734,512	$0.2	$1,021.1	$191.8	$(112.8)	$(23.5)	$1,076.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$52.1	$47.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	13.1	12.0
Amortization of definite-lived intangible assets	0.9	0.9
Amortization of debt discount and debt issuance costs	5.4	4.6
Deferred income taxes	26.1	28.9
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.9)	(1.3)
Non-cash equity compensation	4.7	3.8
Net non-cash LIFO benefit	(12.9)	(7.8)
Non-cash unrealized losses (gains) on derivative positions	5.4	(4.2)
Amortization of option premiums paid	—	0.2
Losses on disposition of property, plant and equipment	0.1	—
Gain on sale of available for sale securities	(0.3)	—
Non-cash net periodic pension benefit income relating to VEBAs	(11.3)	(6.0)
Other non-cash (benefit) charges	(2.5)	0.7
Changes in operating assets and liabilities:
Trade and other receivables	(4.5)	(33.1)
Inventories (excluding LIFO benefit/charge)	(4.0)	16.7
Prepaid expenses and other current assets	(1.7)	(1.4)
Accounts payable	9.1	4.0
Accrued liabilities	(20.2)	7.1
Payable to affiliate	(7.9)	3.9
Long-term assets and liabilities, net	(1.8)	(1.8)
Net cash provided by operating activities	48.9	74.7
Cash flows from investing activities:
Capital expenditures	(26.0)	(16.9)
Purchase of available for sale securities	(98.2)	(0.3)
Proceeds from sale of available for sale securities	135.7	—
Change in restricted cash	0.7	7.2
Net cash provided by (used in) investing activities	12.2	(10.0)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	225.0
Cash paid for financing costs	—	(6.4)
Repayment of promissory notes	—	(4.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.9	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	(2.1)
Repurchase of common stock	(39.9)	—
Cash dividend paid to stockholders	(11.6)	(9.8)
Net cash (used in) provided by financing activities	(52.8)	203.3
Net increase in cash and cash equivalents during the period	8.3	268.0
Cash and cash equivalents at beginning of period	273.4	49.8
Cash and cash equivalents at end of period	$281.7	$317.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
     Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, used primarily in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 12 for additional information regarding the Company’s reportable segment and its other business units.
    Principles of Consolidation and Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for the Company’s interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2013 fiscal year. The financial information as of December 31, 2012 is derived from the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO benefits of approximately $9.2 and $4.9 during the quarters ended June 30, 2013 and June 30, 2012, respectively. The Company recorded net non-cash LIFO benefits of approximately $12.9 and $7.8 during the six months ended June 30, 2013 and June 30, 2012, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at June 30, 2013 and December 31, 2012 was $11.6 and $24.5, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at June 30, 2013 and December 31, 2012 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.7 and $0.5 during the quarters ended June 30, 2013 and June 30, 2012, respectively. The amount of interest expense capitalized as construction in progress was $1.1 during both six months ended June 30, 2013 and June 30, 2012.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended June 30, 2013 and June 30, 2012, the Company recorded depreciation expense of $6.5 and $6.0, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the six months ended June 30, 2013 and June 30, 2012, the Company recorded depreciation expense of $13.0 and $11.8, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

New Accounting Pronouncements.
Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), was issued in January 2013. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not within the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Financial Accounting Standards Board Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The adoption of ASU 2013-01 by the Company in the first quarter of 2013 did not have a material impact on the consolidated financial statements.

ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts not required under GAAP to be reclassified in their entirety to net income are to be disclosed as provided by GAAP. The adoption of ASU 2013-02 by the Company in the first quarter of 2013 did not have a material impact on the consolidated financial statements.

2. Supplemental Balance Sheet Information

	June 30, 2013	December 31, 2012
Cash and Cash Equivalents.
Cash and money market funds	$78.1	$107.9
Commercial paper	203.6	165.5
Total	$281.7	$273.4

Trade Receivables.
Billed trade receivables	$119.1	$124.4
Unbilled trade receivables	4.4	0.2
Trade receivables, gross	123.5	124.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$122.7	$123.8

Inventories.
Finished products	$61.7	$59.9
Work-in-process	69.1	55.5
Raw materials	54.5	53.9
Operating supplies and repair and maintenance parts	17.6	16.7
Total	$202.9	$186.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 9 and 10	$1.2	$3.0
Current deferred tax assets	59.5	59.5
Current portion of option premiums paid – Notes 9 and 10	0.1	0.1
Short-term restricted cash	1.3	1.3
Prepaid taxes	4.0	2.1
Prepaid expenses	4.0	4.1
Total	$70.1	$70.1

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	51.8	50.9
Machinery and equipment	406.5	400.4
Construction in progress	41.1	20.8
Active property, plant and equipment, gross	522.0	494.7
Accumulated depreciation	(124.7)	(111.4)
Active property, plant and equipment, net	397.3	383.3
Idled equipment	1.0	1.0
Total	$398.3	$384.3

Other Assets.
Derivative assets – Notes 9 and 10	$52.5	$55.5
Restricted cash	9.3	10.0
Long-term income tax receivable	—	2.9
Deferred financing costs	10.3	11.7
Available for sale securities	6.0	5.6
Other	0.4	0.3
Total	$78.5	$86.0

Other Accrued Liabilities.
Current derivative liabilities – Notes 9 and 10	$6.0	$3.1
Current portion of option premiums received – Notes 9 and 10	0.1	0.1
Uncleared cash disbursement	11.8	4.7
Accrued income taxes and taxes payable	5.7	3.1
Accrued annual VEBA contribution	—	20.0
Short-term environmental accrual – Note 8	4.6	3.0
Accrued interest	3.7	3.7
Short-term deferred revenue	3.2	6.7
Other	4.8	7.4
Total	$39.9	$51.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Long-term Liabilities.
Derivative liabilities – Notes 9 and 10	$61.2	$63.5
Income tax liabilities	11.7	15.1
Workers’ compensation accruals	23.2	24.0
Long-term environmental accrual – Note 8	17.1	18.7
Long-term asset retirement obligations	4.0	3.8
Deferred compensation liability	6.3	5.8
Long-term capital lease	0.2	0.2
Other long-term liabilities	3.3	3.4
Total	$127.0	$134.5

Long-term Debt. — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	159.3	155.3
Total	$384.3	$380.3

3. Long-Term Debt and Credit Facility

Senior Notes
On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) at par. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 and $9.6 for the quarter and six months ended June 30, 2013, respectively. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $2.1 for both the quarter and six months ended June 30, 2012. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2012 for additional information regarding the Senior Notes.

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

	June 30, 2013	December 31, 2012
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(15.7)	(19.7)
Carrying amount, net of discount	$159.3	$155.3

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$1.9	$1.9	$3.9	$3.9
Amortization of discount and deferred financing costs	2.4	2.1	4.6	4.1
Total interest expense[1]	$4.3	$4.0	$8.5	$8.0
____________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events. As of June 30, 2013, the conversion rate was 20.7522 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.19 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

Holders may convert their Convertible Notes at any time on or after January 1, 2015. Additionally, holders may convert the Convertible Notes before January 1, 2015 in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. Because the Company's closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on June 28, 2013, the last trading date of the second quarter of 2013, holders may convert the Convertible Notes during the third quarter of 2013. However, the Company believes that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely.

Convertible Note Hedge Transactions. In March 2010, the Company purchased cash settled call options (the “Call Options”) that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would equal the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) with an exercise date of July 1, 2015 relating to approximately 3.6 million shares of the Company’s common stock. At June 30, 2013, the exercise prices were $48.19 per share and $61.19 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Convertible Notes, the Call Options and the Warrants.

See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 10 for information relating to the estimated fair value of the Senior Notes and Convertible Notes.

Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Company had $266.4 of borrowing availability under the Revolving Credit Facility at June 30, 2013, based on the borrowing base determination then in effect. At June 30, 2013, there were no borrowings under the Revolving Credit Facility and $7.0 was being used to support outstanding letters of credit, leaving $259.4 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at June 30, 2013.
See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Revolving Credit Facility.

4. Goodwill and Intangible Assets

In 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications, in addition to other non-core end use applications. The goodwill arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products to its core end market segments. The identifiable intangible assets acquired from the acquisition consisted of customer relationships and backlog. At June 30, 2013, the carrying value of the goodwill and intangible assets related to the Florence, Alabama facility were $3.1 and $3.2, respectively.

Given the potential for continued weakness in the current economy on sales volumes and the adverse impact of the changes in customer quality standards on sales volumes and product costs at the Florence, Alabama facility, it is possible that the carrying values of its related assets, including goodwill, could be impaired in the next 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

5. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Domestic	$11.1	$12.4	$26.5	$28.1
Foreign	0.6	0.8	(6.6)	1.4
Total	$11.7	$13.2	$19.9	$29.5
The income tax provision for the six months ended June 30, 2013 and June 30, 2012 was $19.9 and $29.5, reflecting an effective tax rate of 27.7% and 38.3%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.2, resulting in a 10% decrease in the effective tax rate. The decrease in unrecognized tax benefits was primarily a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years. As a result of the settlement, a refund of $7.7 which represents amounts previously paid against the accrued tax reserve is expected to be received in 2013. Such amount was included in Other receivables at June 30, 2013. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.4, resulting in a 0.5% increase in the effective tax rate.
   The Company’s gross unrecognized benefits relating to uncertain tax positions were $8.6 and $15.7 at June 30, 2013 and December 31, 2012, respectively, of which, $7.5 and $14.6 would impact the effective tax rate at June 30, 2013 and December 31, 2012, respectively, if and when the gross unrecognized tax benefits are recognized.
The Company expects its gross unrecognized tax benefits to be reduced by $3.4 within the next 12 months.
See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding income taxes.

6. Employee Benefits
     Pension and Similar Benefit Plans. The Company has provided contributions to (i) multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and salaried and certain hourly non-bargaining unit employees, (iii) a defined benefit plan for salaried employees at the Company’s London, Ontario facility, and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan. See Note 8 and Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the Company’s benefit plans.
VEBA Postretirement Medical Obligations. Certain retirees receive medical coverage through participation in a voluntary employee’s beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA is managed by four trustees, two of which are appointed by the Company. Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
The Company has no claim to the plan assets of the VEBAs nor any obligation to fund their liabilities. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company's control. The Company’s only financial obligations to the VEBAs are (i) to make an annual variable cash contribution (described below) and (ii) to pay up to $0.3 of the annual administrative expenses of the VEBAs. Nevertheless, the Company accounts for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions from the Company, and earnings thereon, operating as a cap on the benefits to be paid.
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
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
Components of Net Periodic Pension Benefit (Income) Cost. The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarter and six months ended June 30, 2013 and June 30, 2012. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarter and six months ended June 30, 2013 and June 30, 2012:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
VEBAs:
Service cost	$0.7	$0.9	$1.3	$1.7
Interest cost	3.7	4.5	7.3	9.0
Expected return on plan assets	(11.5)	(10.2)	(22.7)	(20.3)
Amortization of prior service cost	1.0	1.1	2.1	2.1
Amortization of net actuarial loss	0.4	0.7	0.7	1.5
Total net periodic pension benefit income relating to VEBAs	(5.7)	(3.0)	(11.3)	(6.0)
Deferred compensation plan	—	0.1	0.4	0.5
Defined contribution plans	1.3	1.6	5.3	5.0
Multiemployer pension plans	0.9	0.9	1.7	1.7
Total	$(3.5)	$(0.4)	$(3.9)	$1.2
The following table presents the allocation of the (income) charges detailed above, by segment (see Note 12):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fabricated Products	$2.0	$2.4	$6.6	$6.4
All Other	(5.5)	(2.8)	(10.5)	(5.2)
Total	$(3.5)	$(0.4)	$(3.9)	$1.2
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

7. Employee Incentive Plans

Short-term Incentive Plans (“STI Plans”)
The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on the “economic value added,” or EVA, of the Company’s Fabricated Products business, adjusted for certain safety and performance factors. EVA, as defined by the Company’s STI Plans, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of products sold, excluding depreciation and amortization and other items	$1.3	$1.1	$2.4	$2.3
Selling, administrative, research and development, and general	3.5	2.1	6.5	4.8
Total costs recorded in connection with STI Plans	$4.8	$3.2	$8.9	$7.1
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fabricated Products	$3.3	$2.3	$6.2	$5.0
All Other	1.5	0.9	2.7	2.1
Total costs recorded in connection with STI Plans	$4.8	$3.2	$8.9	$7.1
     Long-term Incentive Programs (“LTI Programs”)
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At June 30, 2013, 842,347 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI Program), measured over a three-year performance period. EVA, as defined in the Company’s Equity Incentive Plan, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance period.
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
     Non-cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general. Recorded non-cash compensation expense by type of award under LTI Programs were as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service-based non-vested common shares and restricted stock units	$0.8	$0.7	$2.5	$2.4
Performance shares	1.1	0.4	2.0	1.2
Total non-cash compensation expense	$1.9	$1.1	$4.5	$3.6
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fabricated Products	$0.6	$0.4	$1.2	$1.1
All Other	1.3	0.7	3.3	2.5
Total non-cash compensation expense	$1.9	$1.1	$4.5	$3.6

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data as of June 30, 2013:

	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$5.4	1.8
Performance shares	$8.6	2.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2013 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78
Granted	74,236	58.49	2,600	57.70	170,298	57.57
Vested	(81,161)	41.67	(2,311)	42.74	(32,312)	34.13
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	(157,876)	34.13
Outstanding at June 30, 2013	151,759	$50.74	5,472	$51.03	564,060	$49.13
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2012 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	92,949	$45.03	2,486	$44.46	215,579	$44.47
Vested	(132,913)	$24.02	(3,375)	$25.77	(7,952)	$18.89
Stock Options. The Company has fully-vested stock options from a one-time issuance in 2007. As of both June 30, 2013 and December 31, 2012, 20,791 fully-vested options were outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 3.75 and 4.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the six months ended June 30, 2013.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For both six months ended June 30, 2013 and June 30, 2012, the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2013 and June 30, 2012, 36,221 and 45,128 common shares, respectively, were withheld and canceled for this purpose.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

8. Commitments and Contingencies
     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 9).

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
During 2012, the Company submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the third quarter of 2012, Washington State Ecology and the Company signed an amended work order allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. The Company continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. The Company expects to begin implementation of approved work plans prior to the end of 2013.
At June 30, 2013, the Company’s environmental accrual of $21.7 represented the Company’s best estimate of the incremental cost based on proposed alternatives in the final feasibility study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. Once final approval is obtained, the Company expects that these remediation actions will be taken over the next 30 years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $19.1 over the remediation period. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months.
     Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material impact on its consolidated financial position, operating results, or liquidity.

9. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes, and (iii) foreign currency requirements with respect to its foreign subsidiaries, investment and cash commitments for equipment purchases. Additionally, in connection with

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

the issuance of the Convertible Notes, the Company purchased cash-settled Call Options relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Convertible Notes (see Note 3).
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers and incurs price risk on its anticipated aluminum purchases with respect to such customer orders. The Company uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. See Note 10 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values.
A majority of the Company's derivative contracts relating to hedges of operational risks contain credit risk-related contingencies. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements. To minimize the potential of posting margin related to our liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of the hedging activities, or both. The aggregate fair value of derivative instruments that contain credit-risk-related contingent features that were in a net liability position at June 30, 2013 was $6.5.
During the six months ended June 30, 2013 and June 30, 2012, total fabricated products shipments that contained firm price terms were (in millions of pounds) 58.2 and 91.5, respectively. At June 30, 2013, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2013, 2014 and 2015 and thereafter, totaling approximately (in millions of pounds) 54.7, 9.2 and 1.3, respectively.
     Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 10 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Realized losses:
Aluminum	$(1.6)	$(4.2)	$(1.6)	$(4.4)
Natural Gas	(0.1)	(2.1)	(0.8)	(3.9)
Electricity	(0.1)	(1.5)	(0.1)	(2.2)
Total realized losses	$(1.8)	$(7.8)	$(2.5)	$(10.5)
Unrealized (losses) gains:
Aluminum	$(1.8)	$(4.7)	$(6.2)	$0.5
Natural Gas	(1.9)	3.0	0.8	1.8
Electricity	(0.6)	1.6	0.6	0.7
Foreign Currency	0.1	—	(0.1)	—
Call Options relating to the Convertible Notes	(9.1)	4.4	(3.1)	(4.4)
Bifurcated Conversion Feature of the Convertible Notes	8.2	(3.7)	2.6	5.6
Total unrealized (losses) gains	$(5.1)	$0.6	$(5.4)	$4.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table summarizes the Company’s material derivative positions at June 30, 2013:

Commodity	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	7/13 through 12/15	56.3
Fixed priced sales contracts	7/13 through 12/13	1.0
Midwest premium swap contracts[1]	7/13 through 12/15	54.6

Energy	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	7/13 through 12/13	480,000
Put option sales contracts	7/13 through 12/13	480,000
Fixed priced purchase contracts	7/13 through 12/15	6,690,000

Electricity	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	7/13 through 12/15	417,025

Foreign Currency	Maturity Period (month/year)	Notional Amount of contracts (as shown)
Euro —
Fixed priced purchase contracts	8/13 through 1/14	€2,580,202
GBP —
Fixed priced purchase contracts	9/13 through 5/14	£198,475

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,631,635
Call Options[3]	3/10 through 3/15	3,631,635
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of June 30, 2013, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 84% and 54% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company enters into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. The Company reflects the fair value of its derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of June 30, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.0	$—	$1.0	$1.0	$—	$—
Counterparty (without Netting Agreements)[1]	52.2	—	52.2	—	—	52.2
Counterparty (with partial Netting Agreements)	0.6	—	0.6	0.4	—	0.2
Total	$53.8	$—	$53.8	$1.4	$—	$52.4

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(4.1)	$—	$(4.1)	$(1.0)	$—	$(3.1)
Counterparty (without Netting Agreements)[1]	(60.9)	—	(60.9)	—	—	(60.9)
Counterparty (with partial Netting Agreements)	(2.3)	—	(2.3)	(0.4)	—	(1.9)
Total	$(67.3)	$—	$(67.3)	$(1.4)	$—	$(65.9)
_________________

[1]	Such amounts include the fair value of the Company’s Call Options and Bifurcated Conversion Feature at June 30, 2013 (see Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2012:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$2.3	$—	$2.3	$1.0	$—	$1.3
Counterparty (without Netting Agreements)[1]	55.9	—	55.9	—	—	55.9
Counterparty (with partial Netting Agreements)	0.3	—	0.3	0.2	—	0.1
Total	$58.5	$—	$58.5	$1.2	$—	$57.3

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.7)	$—	$(1.7)	$(1.0)	$—	$(0.7)
Counterparty (without Netting Agreements)[1]	(63.8)	—	(63.8)	—	—	(63.8)
Counterparty (with partial Netting Agreements)	(1.2)	—	(1.2)	(0.2)	—	(1.0)
Total	$(66.7)	$—	$(66.7)	$(1.2)	$—	$(65.5)
_________________

[1]	Such amounts include the fair value of the Company’s Call Options and Bifurcated Conversion Feature at December 31, 2012 (see Note 10).

10. Fair Value Measurements
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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value, as required by GAAP include: (i) its derivative instruments; (ii) the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan; and (iii) available for sale securities, consisting of commercial paper

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

and investments related to the Company’s deferred compensation plan (see Note 6). The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the quarter and six months ended June 30, 2013 and June 30, 2012, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at June 30, 2013 were as follows:

The Company’s stock price at June 30, 2013	$61.94
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.31%
Credit spread (basis points)[3]	291
Expected volatility rate[4]	17.3%
______________________

[1]
The quarterly dividend in the second quarter of 2013 was $0.30 per share, but the model assumes a $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options’ value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the 1.75-year Constant Maturity Treasury rate on June 30, 2013.

[3]	The credit spread is based on the Company’s long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

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
Available for sale securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 6). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

basis. Such fair value input is considered either a Level 1 or Level 2 input depending on whether the investment fund is traded on a public exchange. In addition to investment funds, the Company also holds short-term commercial paper. The fair value of the commercial paper is determined based on valuation models that use observable market data. Such fair value input is considered a Level 2 input. The amortized cost for available for sale securities approximates its fair value. At June 30, 2013, the remaining maturity period with respect to commercial paper ranged from 2 days to approximately 5 months.
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced sales contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	0.5	0.5
Natural Gas -
Fixed priced purchase contracts	—	0.1	—	0.1
Electricity -
Fixed priced purchase contracts	—	0.9	—	0.9
Hedges Relating to the Convertible Notes -
Call Options	—	52.2	—	52.2

All Other Financial Assets:
Cash and cash equivalents	78.1	203.6	—	281.7
Short-term investments	—	47.3	—	47.3
Available for sale securities	—	6.0	—	6.0
Total Assets	$78.1	$310.2	$0.5	$388.8

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(4.3)	$—	$(4.3)
Natural Gas -
Put option sales contracts	—	(0.1)	—	(0.1)
Fixed priced purchase contracts	—	(2.0)	—	(2.0)
Electricity -
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Foreign Currency -
Euro
Fixed priced purchase contracts	—	(0.1)	—	(0.1)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(59.5)	—	(59.5)

All Other Financial Liabilities:
Senior Notes	(256.5)	—	—	(256.5)
Convertible Notes	(238.1)	—	—	(238.1)
Total Liabilities	$(494.6)	$(67.3)	$—	$(561.9)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$2.6	$—	$2.6
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	0.2	—	0.2
Hedges Relating to the Convertible Notes -
Call Options	—	55.3	—	55.3

All Other Financial Assets:
Cash and cash equivalents	107.9	165.5	—	273.4
Short-term investments	—	85.0	—	85.0
Available for sale securities	—	5.6	—	5.6
Total Assets	$107.9	$314.2	$0.4	$422.5

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(0.5)	$—	$(0.5)
Natural Gas -
Put option sales contracts	—	(0.5)	—	(0.5)
Fixed priced purchase contracts	—	(2.6)	—	(2.6)
Electricity -
Fixed priced purchase contracts	—	(1.0)	—	(1.0)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(62.1)	—	(62.1)

All Other Financial Liabilities:
Senior Notes	(250.0)	—	—	(250.0)
Convertible Notes	(240.1)	—	—	(240.1)
Total Liabilities	$(490.1)	$(66.7)	$—	$(556.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2012	$0.4
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	0.2
Transactions involving Level 3 derivative contracts:
Purchases	0.2
Sales	—
Issuances	—
Settlements	(0.3)
Transactions involving Level 3 derivatives — net	(0.1)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at June 30, 2013	$0.5

Total gains included in Unrealized losses (gains) on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at June 30, 2013:	$0.2
Fair Values of Non-financial Assets and Liabilities
See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the fair value of the Company’s non-financial assets and liabilities.

11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		2013
	2013	2012	2013	2012
Numerator:
Net income	$18.6	$21.0	$52.1	$47.5
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	18,742	19,137	19,027	19,087
Add: dilutive effect of restricted stock, restricted stock units and performance shares	112	63	135	83
Add: dilutive effect of warrants	91	—	94	—
Diluted	18,945	19,200	19,256	19,170
Earnings per common share, Basic:
Net income per share	$0.99	$1.10	$2.73	$2.49
Earnings per common share, Diluted:
Net income per share	$0.98	$1.09	$2.70	$2.48
______________________

[1]
The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The diluted weighted-average number of common shares outstanding during the period is calculated using the treasury method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both June 30, 2013 and December 31, 2012. The potential dilutive effect of options outstanding was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.19 per share at June 30, 2013 were outstanding.
During the six months ended June 30, 2013 and June 30, 2012, the Company paid approximately $11.6 ($0.60 per common share) and $9.8 ($0.50 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 of our common shares of which $46.9 remained available at December 31, 2012. Our Board of Directors authorized an additional $75.0 under this program in April 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by the Company’s Board of Directors at any time.
At June 30, 2013, $81.4 was available to repurchase the Company’s common shares pursuant to the stock repurchase program. The Company repurchased 654,277 shares of common stock at a weighted-average price of $61.95 per share pursuant to this authorization during the six months ended June 30, 2013. The total cost of $40.5 was recorded as Treasury Stock.

12. Segment Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company operates 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which the Company’s chief operating decision maker reviews and evaluates the business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, the Company has two business units, Corporate and Other and Secondary Aluminum. The Corporate and Other business unit provides general and administrative support for the Company's operations. The Secondary Aluminum business unit's activities related to the Company's purchase and resale of secondary aluminum produced by Anglesey Aluminium Limited (“Anglesey”), in which the Company owns a 49% non-controlling interest. During the quarter ended June 30, 2013, Anglesey ceased secondary aluminum operations at its remelt and casting facility in Holyhead, Wales.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our accounting with respect to our ownership in Anglesey.
For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the two other business units, Corporate and Other and Secondary Aluminum, into one category, which is referred to as All Other. All Other is not considered a reportable segment.
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
The following tables provide financial information by reporting segment for each period or as of each period-end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
Fabricated Products	$328.9	$345.2	$666.3	$710.6
Segment Operating Income (Loss):
Fabricated Products [1,2]	$45.0	$45.2	$100.2	$99.2
All Other[3]	(4.9)	(5.6)	(10.1)	(13.4)
Total operating income	$40.1	$39.6	$90.1	$85.8
Interest expense	(9.0)	(6.5)	(18.3)	(10.6)
Other income, net	(0.8)	1.1	0.2	1.8
Income before income taxes	$30.3	$34.2	$72.0	$77.0
Depreciation and Amortization:
Fabricated Products	$6.9	$6.5	$13.8	$12.7
All Other	0.1	0.1	0.2	0.2
Total depreciation and amortization	$7.0	$6.6	$14.0	$12.9
Capital expenditures:
Fabricated Products	$16.5	$7.9	$25.4	$16.7
All Other	0.2	—	0.6	0.2
Total capital expenditures	$16.7	$7.9	$26.0	$16.9
Income Taxes Paid:
Fabricated Products —
United States	$0.3	$0.1	$0.6	$0.1
Canada	0.3	0.2	0.7	0.4
Total income taxes paid	$0.6	$0.3	$1.3	$0.5
______________________

1.
Operating results in the Fabricated Products segment for the quarters ended June 30, 2013 and June 30, 2012 included net non-cash LIFO benefits of $9.2 and $4.9, respectively. Operating results in the Fabricated Products segment for the six months ended June 30, 2013 and June 30, 2012 included net non-cash LIFO benefits of $12.9 and $7.8, respectively.

2.
Fabricated Products segment results include non-cash mark-to-market losses on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $4.2 and $0.1 for the quarters ended June 30, 2013 and June 30, 2012, respectively. Non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $(4.9) and $3.0 for the six months ended June 30, 2013 and June 30, 2012, respectively. For further discussion regarding mark-to-market matters, see Note 9.

3.
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic pension benefit income of $5.7 and $3.0 for the quarters ended June 30, 2013 and June 30, 2012, respectively. VEBA net periodic pension benefit income was $11.3 and $6.0 for the six months ended June 30, 2013 and June 30, 2012, respectively.

	June 30, 2013	December 31, 2012
Assets:
Fabricated Products	$813.9	$771.2
All Other[1]	925.8	981.3
Total assets	$1,739.7	$1,752.5
_____________________

1.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBA(s) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
Aero/HS Products	$165.1	$170.9	$344.7	$355.6
GE Products	110.2	113.5	216.0	232.7
Automotive Extrusions	31.0	33.1	61.8	67.5
Other Products	22.6	27.7	43.8	54.8
Total Net Sales	$328.9	$345.2	$666.3	$710.6

13. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$14.0	$5.1
Income taxes paid	$1.3	$0.5
Supplemental disclosure of non-cash transactions:
Stock repurchases not yet settled (accrued in accounts payable)	$0.6	$—
Non-cash capital expenditures	$4.4	$2.1
Capital leases acquired	$0.2	$—
14. Other (Expense) Income, Net
Other (expense) income , net consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	$—	$0.1	$0.1	$0.2
Unrealized (losses) gains on financial derivatives[1]	(0.9)	0.7	(0.5)	1.2
Realized gains on investments	0.3	0.1	0.8	0.1
All other, net	(0.2)	0.2	(0.2)	0.3
Other non-operating (expense) income, net	$(0.8)	$1.1	$0.2	$1.8
______________________

[1]	See “Hedges Relating to the Convertible Notes” in Note 9 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

15. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended June 30, 2013
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.4	$(0.1)	$0.3
Amortization of prior service cost relating to VEBAs[1]	1.0	(0.4)	0.6
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.2)	0.1	(0.1)
Unrealized gain on available for sale securities	0.2	(0.1)	0.1
Foreign currency translation adjustment	0.4	—	0.4
Other comprehensive income	$1.8	$(0.5)	$1.3

Quarter Ended June 30, 2012
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.7	$(0.3)	$0.4
Amortization of prior service cost relating to VEBAs[1]	1.1	(0.4)	0.7
Unrealized gain on available for sale securities	—	—	—
Foreign currency translation adjustment	0.4	—	0.4
Other comprehensive income	$2.2	$(0.7)	$1.5

Six Months Ended June 30, 2013
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.7	$(0.2)	$0.5
Amortization of prior service cost relating to VEBAs[1]	2.1	(0.8)	1.3
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.6)	0.2	(0.4)
Unrealized gain on available for sale securities	0.5	(0.2)	0.3
Foreign currency translation adjustment	0.8	—	0.8
Other comprehensive income	$3.5	$(1.0)	$2.5

Six Months Ended June 30, 2012
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$1.5	$(0.6)	$0.9
Amortization of prior service cost relating to VEBAs[1]	2.1	(0.8)	1.3
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$4.0	$(1.4)	$2.6
________________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Selling, administrative, research and development and general expense.

[2]	Amounts reclassified out of Accumulated other comprehensive income relating to sales of available for sale securities were included as a component of Other (expense) income, net.

[3]
Income tax amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments and sales of available for sale securities were included as a component of Income tax provision.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

16. Condensed Guarantor and Non-Guarantor Financial Information

The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012(the “Indenture”), among Kaiser Aluminum Corporation (the “Parent”), the subsidiary guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several.

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income for the quarters and six months ended June 30, 2013 and June 30, 2012 and condensed consolidating statements of cash flow for the six months ended June 30, 2013 and June 30, 2012 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, “Non-Guarantor Subsidiaries” refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and “Consolidating Adjustments” represent the adjustments necessary to eliminate the investments in the Company’s subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$275.7	$1.0	$—	$281.7
Short-term investments	—	47.3	—	—	47.3
Receivables:
Trade, less allowance for doubtful receivables	—	120.0	2.7	—	122.7
Intercompany receivables	—	0.1	0.4	(0.5)	—
Other	—	1.5	10.1	—	11.6
Inventories	—	195.4	8.0	(0.5)	202.9
Prepaid expenses and other current assets	—	68.2	1.9	—	70.1
Total current assets	5.0	708.2	24.1	(1.0)	736.3
Investments in and advances to unconsolidated affiliates	1,364.1	16.3	—	(1,380.4)	—
Property, plant, and equipment — net	—	385.3	13.0	—	398.3
Long-term intercompany receivables	95.6	1.3	10.5	(107.4)	—
Net asset in respect of VEBA	—	379.1	—	—	379.1
Deferred tax assets (liabilities) — net	—	67.5	(1.0)	9.3	75.8
Intangible assets — net	—	34.5	—	—	34.5
Goodwill	—	37.2	—	—	37.2
Other assets	59.9	18.5	0.1	—	78.5
Total	$1,524.6	$1,647.9	$46.7	$(1,479.5)	$1,739.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$64.3	$8.4	$—	$73.2
Intercompany payable	—	7.5	0.2	(7.7)	—
Accrued salaries, wages, and related expenses	—	30.5	3.2	—	33.7
Other accrued liabilities	3.5	35.3	1.1	—	39.9
Short-term capital lease	—	0.3	—	—	0.3
Total current liabilities	4.0	137.9	12.9	(7.7)	147.1
Net liability in respect of VEBA	—	4.5	—	—	4.5
Long-term intercompany payable	—	106.1	1.3	(107.4)	—
Long-term liabilities	59.5	48.9	18.6	—	127.0
Long-term debt	384.3	—	—	—	384.3
Total liabilities	447.8	297.4	32.8	(115.1)	662.9

Total stockholders’ equity	1,076.8	1,350.5	13.9	(1,364.4)	1,076.8
Total	$1,524.6	$1,647.9	$46.7	$(1,479.5)	$1,739.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$266.0	$2.4	$—	$273.4
Short-term investments	—	85.0	—	—	85.0
Receivables:
Trade, less allowance for doubtful receivables	—	121.5	2.3	—	123.8
Intercompany (payables) receivables	—	(10.3)	0.4	9.9	—
Other	—	1.3	2.1	—	3.4
Inventories	—	178.7	7.3	—	186.0
Prepaid expenses and other current assets	—	68.1	2.0	—	70.1
Total current assets	5.0	710.3	16.5	9.9	741.7
Investments in and advances to unconsolidated affiliates	1,284.1	7.4	—	(1,291.5)	—
Property, plant, and equipment — net	—	371.8	12.5	—	384.3
Long-term intercompany receivables	163.7	0.4	6.4	(170.5)	—
Net asset in respect of VEBA	—	365.9	—	—	365.9
Deferred tax assets (liabilities) — net	—	93.4	(0.8)	9.4	102.0
Intangible assets — net	—	35.4	—	—	35.4
Goodwill	—	37.2	—	—	37.2
Other assets	64.0	19.2	3.0	(0.2)	86.0
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.1	$56.5	$5.9	$—	$62.5
Intercompany payable	—	0.3	0.2	(0.5)	—
Accrued salaries, wages, and related expenses	—	36.7	2.6	—	39.3
Other accrued liabilities	3.5	47.8	0.5	—	51.8
Payable to affiliate	—	7.9	—	—	7.9
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	3.6	149.3	9.2	(0.5)	161.6
Net liability in respect of VEBA	—	5.3	—	—	5.3
Long-term intercompany payable	—	170.0	0.5	(170.5)	—
Long-term liabilities	62.1	49.6	22.8	—	134.5
Long-term debt	380.3	—	—	—	380.3
Total liabilities	446.0	374.2	32.5	(171.0)	681.7

Total stockholders’ equity	1,070.8	1,266.8	5.1	(1,271.9)	1,070.8
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$324.7	$29.6	$(25.4)	$328.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	258.9	26.3	(23.7)	261.5
Unrealized losses on derivative instruments	—	4.2	—	—	4.2
Depreciation and amortization	—	6.8	0.2	—	7.0
Selling, administrative, research and development, and general	1.1	14.5	2.1	(1.6)	16.1
Total costs and expenses	1.1	284.4	28.6	(25.3)	288.8
Operating (loss) income	(1.1)	40.3	1.0	(0.1)	40.1
Other (expense) income:
Interest expense	(9.0)	—	—	—	(9.0)
Other (expense) income, net	(0.9)	0.3	(0.2)	—	(0.8)
(Loss) income before income taxes	(11.0)	40.6	0.8	(0.1)	30.3
Income tax provision	—	(15.1)	(0.7)	4.1	(11.7)
Earnings (losses) in equity of subsidiaries	29.6	(0.1)	—	(29.5)	—
Net income	$18.6	$25.4	$0.1	$(25.5)	$18.6

Comprehensive income	$19.9	$26.3	$0.5	$(26.8)	$19.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Six Months Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$656.5	$60.0	$(50.2)	$666.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	518.6	53.3	(46.8)	525.1
Unrealized losses on derivative instruments	—	4.9	—	—	4.9
Depreciation and amortization	—	13.5	0.5	—	14.0
Selling, administrative, research and development, and general	1.5	29.3	4.5	(3.1)	32.2
Total costs and expenses	1.5	566.3	58.3	(49.9)	576.2
Operating (loss) income	(1.5)	90.2	1.7	(0.3)	90.1
Other (expense) income:
Interest expense	(18.1)	(0.3)	—	0.1	(18.3)
Other (expense) income, net	(0.5)	0.9	(0.1)	(0.1)	0.2
(Loss) income before income taxes	(20.1)	90.8	1.6	(0.3)	72.0
Income tax (provision) benefit	—	(34.1)	6.5	7.7	(19.9)
Earnings in equity of subsidiaries	72.2	7.7	—	(79.9)	—
Net income	$52.1	$64.4	$8.1	$(72.5)	$52.1

Comprehensive income	$54.6	$66.1	$8.9	$(75.0)	$54.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$335.0	$32.1	$(21.9)	$345.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	276.8	29.0	(21.4)	284.4
Unrealized losses on derivative instruments	—	0.1	—	—	0.1
Depreciation and amortization	—	6.3	0.3	—	6.6
Selling, administrative, research and development, and general	0.8	13.5	0.7	(0.6)	14.4
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	0.8	296.8	30.0	(22.0)	305.6
Operating (loss) income	(0.8)	38.2	2.1	0.1	39.6
Other (expense) income:
Interest expense	(6.2)	(0.3)	—	—	(6.5)
Other income, net	0.7	0.3	0.1	—	1.1
(Loss) income before income taxes	(6.3)	38.2	2.2	0.1	34.2
Income tax provision	—	(14.7)	(0.7)	2.2	(13.2)
Earnings in equity of subsidiaries	27.3	1.6	—	(28.9)	—
Net income	$21.0	$25.1	$1.5	$(26.6)	$21.0

Comprehensive income	$22.5	$26.2	$1.9	$(28.1)	$22.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$690.5	$64.7	$(44.6)	$710.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	567.3	58.9	(43.7)	582.5
Unrealized gains on derivative instruments	—	(3.0)	—	—	(3.0)
Depreciation and amortization	—	12.4	0.5	—	12.9
Selling, administrative, research and development, and general	1.3	31.2	0.7	(0.9)	32.3
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.3	608.0	60.1	(44.6)	624.8
Operating (loss) income	(1.3)	82.5	4.6	—	85.8
Other (expense) income:
Interest expense	(10.2)	(0.4)	—	—	(10.6)
Other income, net	1.2	0.5	0.1	—	1.8
(Loss) income before income taxes	(10.3)	82.6	4.7	—	77.0
Income tax provision	—	(31.5)	(1.4)	3.4	(29.5)
Earnings in equity of subsidiaries	57.8	3.3	—	(61.1)	—
Net income	$47.5	$54.4	$3.3	$(57.7)	$47.5

Comprehensive income	$50.1	$56.9	$3.4	$(60.3)	$50.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14.4)	$60.4	$2.9	$—	$48.9
Cash flows from investing activities:
Capital expenditures	—	(25.0)	(1.0)	—	(26.0)
Purchase of available for sale securities	—	(98.2)	—	—	(98.2)
Proceeds from sale of available for sale securities	—	135.7	—	—	135.7
Change in restricted cash	—	0.7	—	—	0.7
Net cash provided by (used in) investing activities	—	13.2	(1.0)	—	12.2
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.9	—	—	0.9
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(11.6)	—	—	—	(11.6)
Repurchase of common stock	(39.9)	—	—	—	(39.9)
Intercompany loan	68.1	(64.8)	(3.3)	—	—
Net cash provided by (used in) financing activities	14.4	(63.9)	(3.3)	—	(52.8)
Net increase (decrease) in cash and cash equivalents during the period	—	9.7	(1.4)	—	8.3
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$275.7	$1.0	$—	$281.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(3.5)	$78.5	$(0.3)	$—	$74.7
Cash flows from investing activities:
Capital expenditures	—	(16.4)	(0.5)	—	(16.9)
Purchase of available for sale securities	—	(0.3)	—	—	(0.3)
Change in restricted cash	6.9	0.3	—	—	7.2
Net cash provided by (used in) investing activities	6.9	(16.4)	(0.5)	—	(10.0)
Cash flows from financing activities:
Proceeds from issuance of senior notes	225.0	—	—	—	225.0
Cash paid for financing costs	(6.4)	—	—	—	(6.4)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.1)	—	—	—	(2.1)
Cash dividend paid to stockholders	(9.8)	—	—	—	(9.8)
Intercompany loan[1]	(210.1)	210.2	(0.1)	—	—
Net cash provided (used in) by financing activities	(3.4)	206.8	(0.1)	—	203.3
Net increase (decrease) in cash and cash equivalents during the period	—	268.9	(0.9)	—	268.0
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$311.9	$0.9	$—	$317.8
_____________

[1]
The Company treats changes in long-term intercompany balances that relate to financing activities as cash flow from financing activities. In the above table, the Company has corrected the previous classification of the changes in such intercompany balances during six months ended June 30, 2012 from cash flows from operating activities to a separate line item in cash flows from financing activities captioned “intercompany loan”. Management has concluded that the correction of these errors is immaterial.

17. Subsequent Events
     Dividend Declaration. On July 15, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.30 per common share or approximately $5.7 (including dividend equivalents), which will be paid on or about August 15, 2013 to stockholders of record at the close of business on July 25, 2013.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Upon the payment of the quarterly dividend declared on July 15, 2013, (a) the Convertible Notes’ conversion rate will be 20.7714 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $48.14 per share, (b) the Call Options’ exercise price will be approximately $48.14 per share, and (c) the Warrants’ exercise price will be $61.14 per share.
Stock Repurchase Authorization. Subsequent to June 30, 2013 and through July 18, 2013, the Company repurchased 28,600 shares of its common stock at a weighted average price of $63.51 per share. On July 18, 2013, $79.6 remained available for future repurchases under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q (this “Report”).
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
At June 30, 2013, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we produced and shipped approximately 285.4 million pounds of semi-fabricated aluminum products, which comprised effectively all of our total consolidated net sales of approximately $666.3 million, during the six months ended June 30, 2013.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the quarters ended June 30, 2013 and June 30, 2012 was $0.83 and $0.90, respectively. The LME transaction price per pound of primary aluminum for the six months ended June 30, 2013 and June 30, 2012 was $0.87 and $0.94, respectively. At July 18, 2013, the LME transaction price per pound was $0.80.
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
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads and a focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We believe the strength of overall plate demand is demonstrated by the current eight-year backlog for the two primary manufacturers of commercial aircraft.
Our products are also sold into defense end market applications. Requirements of military engagements and the impact of sequestration of spending by the U.S. government drive near-term demand for our products. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments. We believe barriers to entry include significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
We expect the 2013 North American automotive sector build rates to increase approximately 4.6% over 2012 based on data from IHS, a provider of technical information. Our automotive products typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2011, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.

Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment.
For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our two other business units, Corporate and Other and Secondary Aluminum into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

     Highlights of the quarter ended June 30, 2013 include:

•
Fabricated Products segment shipments of 145.4 million pounds, a 1% decrease from the second quarter of 2012, resulting primarily from an inventory overhang of certain aerospace products despite a strong aerospace end market;

•	Consolidated net income of $18.6 million and earnings per diluted share of $0.98;

•	Repurchase of 394,681 shares of our common stock at the weighted average price per share of $61.52.

•
Combined cash and cash equivalents, short-term investments, and net borrowing availability under our revolving credit facility of approximately $588.4 million, with no borrowings thereunder as of June 30, 2013; and

•	Declaration and payment of a regular dividend of $0.30 per common share, or $5.7 million.

Results of Operations
Consolidated Results of Operations
Net Sales. Net sales for the quarter ended June 30, 2013 totaled $328.9 million compared to $345.2 million for the quarter ended June 30, 2012. Net sales for the six months ended June 30, 2013 totaled $666.3 million compared to $710.6 million for the six months ended June 30, 2012. As more fully discussed below, the decrease in Net sales was primarily due to lower average realized price per pound as a result of lower hedged, alloyed metal prices and a decrease in Fabricated Products segment shipments. Included in Net sales for the six months ended June 30, 2013 was a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract which improved value added revenue and net sales per pound. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items in the quarter ended June 30, 2013 totaled $261.5 million, or 80% of Net sales, compared to $284.4 million, or 82% of Net sales, in the quarter ended June 30, 2012. Included in Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2013 and June 30, 2012 were non-cash last-in, first-out (“LIFO”) inventory benefits of $9.2 million and $4.9 million, respectively.
Cost of products sold, excluding depreciation and amortization and other items in the six months ended June 30, 2013 totaled $525.1 million, or 79% of Net sales, compared to $582.5 million, or 82% of Net sales, in the six months ended June 30, 2012. Cost of products sold, excluding depreciation and amortization and other items as a percentage of Net sales decreased in the six months ended June 30, 2013 primarily due to the $4.5 million payment recognized as revenue (see Net sales discussion above). Also included in Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2013 and June 30, 2012 were LIFO inventory benefits of $12.9 million and $7.8 million, respectively.
      Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $16.1 million in the quarter ended June 30, 2013 compared to $14.4 million in the quarter ended June 30, 2012. The increase during the quarter ended June 30, 2013 was primarily due to (i) a $2.8 million increase general administrative expenses primarily resulting from increases in employee salaries and incentive compensation, (ii) $0.4 million increase in workers’ compensation expense due to higher case reserve estimates, partially offset by the impact of using a higher discount rate in 2013, (iii) a $0.4 million increase in research and development expense, (iv) a $0.5 million increase in advertising expense, partially offset by (i) a $2.7 million increase in periodic pension benefit income with respect to two voluntary employee’s beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (together, the “VEBAs”), as a result of changes in actuarial assumptions.
Selling, administrative, research and development, and general expense for the six months ended June 30, 2013 totaled $32.2 million compared to $32.3 million in the six months ended June 30, 2012. The slight decrease during the six months ended June 30, 2013 was primarily due to a $5.3 million increase in periodic pension benefit income with respect to the VEBAs as a result of changes in actuarial assumptions, offset by (i) a $2.8 million increase general administrative expenses primarily resulting from increases in employee salaries and incentive compensation, (ii) $0.7 million increase in workers’ compensation expense due to higher case and incurred but not reported reserve estimates in 2013, partially offset by the impact of using a higher discount rate in 2013, (iii) a $0.7 million increase in research and development expense, (iv) a $0.6 million increase in advertising expense.
     Interest Expense. Interest expense of $9.0 million and $18.3 million in the quarter and six months ended June 30, 2013, respectively, was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”), and interest expense incurred on our 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) issued on May 23, 2012, net of $0.7 million and $1.1 million, respectively, of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the 4.5% Cash Convertible Senior Notes accounted for $2.0 million and $4.0 million of the total interest expense in the quarter and six months, respectively, ended June 30, 2013. Interest expense of $6.5 million and $10.6 million in the quarter and six months ended June 30, 2012 was primarily related to interest expense incurred on the Convertible Notes, net of $0.5 million and $1.1 million, respectively, of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the 4.5% Cash Convertible Senior Notes accounted for $1.8 million and $3.6 million of the total interest expense in the quarter and six months, respectively, ended June 30, 2012.
     Income Tax Provision. The income tax provision for the six months ended June 30, 2013 was $19.9 million, reflecting an effective tax rate of 27.7%. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.2 million, resulting in a 10% decrease in the effective tax rate. The decrease in unrecognized tax benefits was primarily a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years. As a result of the settlement, a refund of $7.7 million which represents amounts previously paid against the accrued tax reserve is expected to be received in 2013.
The income tax provision for the six months ended June 30, 2012 was $29.5 million, reflecting an effective tax rate of 38.3%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2012 was the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.4 million resulting in a 0.5% increase in effective tax rate.
Segment and Business Unit Information

Consistent with the manner in which we review and evaluate our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by these end market applications as follows: aerospace/high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). We also have two other business units, Corporate and Other and Secondary Aluminum. The Corporate and Other business unit provides general and administrative support for our operations. The Secondary Aluminum business unit activities related to our purchase and resale of secondary aluminum produced by Anglesey Aluminium Limited (“Anglesey') in which we own a 49% interest.

For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment and combine the two other business units, Corporate and Other and Secondary Aluminum, into one category, which we refer to as All Other. All Other is not considered a reportable segment.

During the quarter ended June 30, 2013, Anglesey ceased secondary aluminum operations at its remelt and casting facility in Holyhead, Wales. Prior to the cessation of Anglesey's operations, the Secondary Aluminum business unit's activities had related to our purchase from Anglesey of 49% of its secondary aluminum production and our resale of such production to a third party. Our sales were presented net of our cost of sales because we in substance acted as a sales agent for secondary aluminum produced by Anglesey. Accordingly, we recorded Secondary Aluminum net sales and operating income of zero in both of the six month periods ended June 30, 2013 and June 30, 2012.
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
The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other (expense) income and income taxes.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shipments (mm lbs)	145.4	147.2	285.4	303.9
Composition of average realized third-party sales price (per pound):
Average realized third-party sales price[1]	$2.26	$2.34	$2.33	$2.34
Less: hedged cost of alloyed metal price	(1.00)	(1.08)	(1.03)	(1.09)
Average realized third-party value added revenue	$1.26	$1.26	$1.30	$1.25

Composition of net sales:
Net sales	$328.9	$345.2	$666.3	$710.6
Less: hedged cost of alloyed metal	(145.4)	(159.8)	(295.4)	(330.3)
Third party value added revenue	$183.5	$185.4	$370.9	$380.3

Segment Operating Income	$45.0	$45.2	$100.2	$99.2
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	0.7	(1.5)	5.4	0.5
Mark-to-market (losses) gains on derivative instruments	(4.2)	(0.1)	(4.9)	3.0
Workers’ compensation benefit (cost) due to discounting	0.8	(0.3)	0.8	(0.2)
Environmental expenses	—	(0.6)	(0.3)	(0.6)
Total non-run-rate items	(2.7)	(2.5)	1.0	2.7
Operating income excluding non-run-rate items	$47.7	$47.7	$99.2	$96.5

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

As noted above, operating income excluding identified non-run-rate items was $47.7 million for both the quarter ended June 30, 2013 and the quarter ended June 30, 2012, reflecting comparable sales volumes and overall cost structure
Operating income excluding identified non-run-rate items for the six months ended June 30, 2013 was $2.7 million higher than operating income excluding such items for the six months ended June 30, 2012. Higher operating income in the six months ended June 30, 2013 reflected primarily the impact of revenue recognized relating to a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract, partially offset by slightly lower sales volumes and slightly higher overall operating and overhead costs.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated

Products segment, for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Aero/HS Products:
Shipments (mmlbs)	54.8		53.7		111.5		112.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$165.1	$3.01	$170.9	$3.18	$344.7	$3.09	$355.6	$3.16
Less: hedged cost of alloyed metal	(55.8)	(1.01)	(59.1)	(1.10)	(116.7)	(1.04)	(124.8)	(1.11)
Value added revenue	$109.3	$2.00	$111.8	$2.08	$228.0	$2.05	$230.8	$2.05

GE Products:
Shipments (mmlbs)	60.1		58.8		114.9		122.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$110.2	1.83	$113.5	1.93	$216.0	1.88	$232.7	1.91
Less: hedged cost of alloyed metal	(60.6)	(1.01)	(64.7)	(1.10)	(120.0)	(1.04)	(134.0)	(1.10)
Value added revenue	$49.6	0.82	$48.8	0.83	$96.0	0.84	$98.7	0.81

Automotive Extrusions:
Shipments (mmlbs)	15.9		16.6		31.2		33.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$31.0	1.95	$33.1	1.99	$61.8	1.98	$67.5	2.01
Less: hedged cost of alloyed metal	(15.7)	(0.98)	(17.9)	(1.07)	(31.9)	(1.02)	(36.3)	(1.08)
Value added revenue	$15.3	0.97	$15.2	0.92	$29.9	0.96	$31.2	0.93

Other Products:
Shipments (mmlbs)	14.6		18.1		27.8		35.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$22.6	1.55	$27.7	1.53	$43.8	1.58	$54.8	1.54
Less: hedged cost of alloyed metal	(13.3)	(0.91)	(18.1)	(1.00)	(26.8)	(0.97)	(35.2)	(0.99)
Value added revenue	$9.3	0.64	$9.6	0.53	$17.0	0.61	$19.6	0.55

Total:
Shipments (mmlbs)	145.4		147.2		285.4		303.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$328.9	2.26	$345.2	2.34	$666.3	2.33	$710.6	2.34
Less: hedged cost of alloyed metal	(145.4)	(1.00)	(159.8)	(1.08)	(295.4)	(1.03)	(330.3)	(1.09)
Value added revenue	$183.5	1.26	$185.4	1.26	$370.9	1.30	$380.3	1.25
For the quarter ended June 30, 2013, Net sales of fabricated products decreased by 5% to $328.9 million, as compared to the quarter ended June 30, 2012, due primarily to a decrease in average realized sales price and a 1% decrease in shipments. A 2% increase in shipments of both Aero/HS and GE products was more than offset by a 4% decrease in Automotive Extrusion shipments and a 19% decrease in shipments of Other products. A mix with a greater percentage of aerospace plate in the quarter ended June 30, 2013 resulted in a decline in Aero/HS value added revenue per pound compared to the prior year period.

For the six months ended June 30, 2013, Net sales of fabricated products decreased by 6% to $666.3 million , as compared to the six months ended June 30, 2012, due primarily to a 6% decrease in shipments. Average realized sales price remained consistent reflecting a decrease in hedged cost of alloyed metal per pound, offset by an increase in value added revenue per pound. The decrease in shipments was across all end use categories, with decreases in Aero/HS of 1%, Automotive Extrusions of 7%, GE of 6%, and Other products of 22%.
Aero/HS shipments in the quarter and six months ended June 30, 2013 were adversely impacted by an inventory overhang of certain products, despite strong commercial aerospace build rates. Decreases in Automotive Extrusion shipments reflected a trend toward smaller anti-lock braking system parts and reduced exports of anti-lock braking system parts. GE shipments reflected a slow manufacturing economy in the first quarter of 2013 and some moderate restocking of GE mill products in the second quarter. Decreases in Other products primarily reflect the Company's focus on higher value added products.
Outlook

We anticipate in the second half 2013 reduced pressure from aerospace supply chain de-stocking and increased automotive extrusion content as new programs ramp up will strengthen underlying demand for our aerospace and automotive applications, offsetting normal seasonal demand weakness. We remain very positive in our long-term outlook for the Company and anticipate continued long-term growth in our overall value added revenue and adjusted EBITDA margin driven by strong demand for aerospace and automotive applications. Our focus on organic investments in capacity, capability, quality and enhanced operating efficiencies will continue to serve us well to capture further opportunities for profitable growth in these end market applications. Longer-term, we remain committed to maintaining financial strength and flexibility to continue to invest and capitalize on organic and acquisition opportunities to further enhance shareholder returns.

Corporate and Other
Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expense	$(4.9)	$(5.6)	$(10.1)	$(13.4)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	5.7	3.0	11.3	6.0
Environmental expense	—	(0.1)	(0.3)	(0.1)
Workers’ compensation benefit (cost) due to discounting	0.1	(0.1)	0.1	—
Operating non-run-rate items	5.8	2.8	11.1	5.9
Operating expense excluding non-run-rate items	$(10.7)	$(8.4)	$(21.2)	$(19.3)
Corporate operating expenses excluding non-run-rate items for the quarter ended June 30, 2013 were $2.3 million higher than such expenses for the comparable period in 2012, reflecting primarily (i) a $0.8 million increase in employee incentive compensation expense and (ii) a $1.3 million increase in workers’ compensation expense primarily due to higher case reserve estimates.
Corporate operating expenses excluding non-run-rate items for the six months ended June 30, 2013 were $1.9 million higher than such expenses for the comparable period in 2012, reflecting primarily (i) a $0.7 million increase in employee incentive compensation expense and (ii) a $1.5 million increase in workers’ compensation expense primarily due to higher case and incurred but not reported reserve estimates.

Goodwill and Intangible Assets

In 2010, we acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications, in addition to other non-core end use applications. The goodwill arising from the acquisition represents the commercial opportunity for us to sell small-diameter rod, bar and wire products to its core end market segments. The identifiable intangible assets acquired from the acquisition consisted of customer relationships and backlog.  At June 30, 2013, the carrying value of the goodwill and intangible assets related to the Florence, Alabama facility were $3.1 million and $3.2 million, respectively.

Given the potential for continued weakness in the current economy on sales volumes and the adverse impact of the changes in customer quality standards on sales volumes and product costs at the Florence, Alabama facility, it is possible that the carrying values of its related assets, including goodwill, could be impaired in the next 12 months.

Derivatives
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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, was a net liability of $13.5 million and $8.2 million, respectively. The increase in net liability during the quarter ended June 30, 2013 was primarily due to changes in the underlying commodity prices during such quarter. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income. Such changes in the fair value of these contracts resulted in the recognition of a $4.9 million unrealized mark-to-market loss during the six months ended June 30, 2013. We consider this loss to be a non-run-rate item.
Deferred Tax Asset - Net
Total deferred tax asset, net was $135.3 million at June 30, 2013, compared to $161.5 million at December 31, 2012. The decrease of $26.2 million primarily reflects the expected utilization of the net operating loss carryforward for the six months ended June 30, 2013. See “Results of Operations - Deferred Tax Asset” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.
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

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	June 30, 2013	December 31, 2012
Available cash and cash equivalents	$281.7	$273.4
Short-term investments	47.3	85.0
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	259.4	259.8
Total liquidity	$588.4	$618.2
Cash and cash equivalents were $281.7 million at June 30, 2013, compared to $273.4 million at December 31, 2012. The increase in cash and cash equivalents was primarily driven by cash inflow from operations, partially offset by the payment of $20.0 million variable contribution with respect to 2012 to the VEBAs, repurchases of our common stock, the payment of quarterly dividends and capital expenditures. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Additionally, some of our cash equivalents and all of our short-term investments are invested in commercial paper.
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
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of June 30, 2013, or as of December 31, 2012.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Total cash provided by (used in):
Operating activities:
Fabricated Products	$103.7	$100.7
All Other	(54.8)	(26.0)
Total cash flow from operating activities	$48.9	$74.7
Investing activities:
Fabricated Products	$(25.4)	$(17.0)
All Other	37.6	7.0
Total cash flow from investing activities	$12.2	$(10.0)
Financing activities:
Fabricated Products	$—	$(4.7)
All Other	(52.8)	208.0
Total cash flow from financing activities	$(52.8)	$203.3
Operating Activities
     Fabricated Products — For the six months ended June 30, 2013, Fabricated Products segment operating activities provided $103.7 million of cash. Cash provided in the six months ended June 30, 2013 was primarily related to $111.2 million of net income including adjustments of non-cash items, an increase in accounts payable of $9.4 million due to an increase in general business activities including inventory purchases, partially offset by an increase in inventory of $4.1 million primarily as a result of production requirements and planned equipment outages at certain production facilities and an increase in accounts receivable of $12.3 million due to (i) recognition of a $7.7 million receivable relating to tax refund from the Canadian Revenue Agency and (ii) increase in sales compared to the fourth quarter of 2012.
Fabricated Products segment operating activities provided $100.7 million of cash during the six months ended June 30, 2012. Cash provided in the six months ended June 30, 2012 was primarily related to $101.4 million of net income including adjustments of non-cash items, a decrease in inventory of $16.6 million as a result of inventory reduction efforts and an increase in accounts payables and accrued liabilities of $7.9 million, partially offset by an increase in accounts receivable of $21.7 million due to an increase in sales.
For additional information regarding Fabricated Products operations income excluding non-run-rate items, see “Results of Operations — Segment and Business Unit Information” above.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $54.8 million and $18.9 million of cash during the six months ended June 30, 2013 and June 30, 2012, respectively. Cash outflow from corporate and other operating activities in the six months ended June 30, 2013 consisted primarily of payments relating to (i) general and administrative costs of $14.1 million, (ii) an annual variable VEBA contribution of $20.0 million with respect to the 2012 year, (iii) our short-term incentive program in the amount of $4.5 million, and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $14.0 million. Cash outflow from corporate and other operating activities in the six months ended June 30, 2012 consisted primarily of payments relating to (i) general and administrative costs of $12.9 million, (ii) our short-term incentive program in the amount of $2.4 million, and (iii) interest on the Convertible Notes and Revolving Credit Facility of $5.0 million.
Anglesey-related activities did not have any cash flow impact during the six months ended June 30, 2013. Anglesey-related activities used $7.1 million of cash for the six months ended June 30, 2012. Operating cash flows were primarily related to changes in working capital in both periods. As discussed in "Results of Operations" above, we purchased 49% of Anglesey's secondary aluminum production, which we resold to a third party at a price that covered our cost. As such, cash flows generated or used by Anglesey-related activities reflect only timing differences relating to the collection of accounts receivable and payment to Anglesey. During the quarter ended June 30, 2013, Anglesey ceased its secondary aluminum operations. Accordingly, we will no longer have liquidity fluctuations from Anglesey activities.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2013 was $25.4 million, compared to $17.0 million of cash used during the six months ended June 30, 2012. Cash used during the six months ended June 30, 2013 and June 30, 2012 was primarily related to capital expenditures.
     All Other — Cash provided by investing activities for All Other during the six months ended June 30, 2013 was $37.6 million which represents a $37.5 million net cash inflow in conducting investment activities with respect to commercial paper and $0.7 million of cash return to us from the State of Washington relating to workers compensation deposits, partially offset by $0.6 million of capital expenditures. Cash provided by investing activities for All Other during the six months ended June 30, 2012 was $7.0 million which primarily represents the return of $7.2 million restricted cash, partially offset by $0.2 million used for capital expenditures.
Financing Activities
Fabricated Products — Cash used in financing activities for Fabricated Products during the six months ended June 30, 2012 was $4.7 million which represented repayment of the outstanding principal balance of a promissory note issued in connection with our acquisition of the Florence, Alabama facility.
    All Other — Cash used in financing activities during the six months ended June 30, 2013 was $52.8 million, representing (i) $39.9 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $11.6 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $0.9 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares.
Cash provided by financing activities during the six months ended June 30, 2012 was $208.0 million, representing (i) net proceeds of $218.6 million from the issuance of Senior Notes and (ii) $1.3 million of additional tax benefit upon vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $9.8 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (iv) $2.1 million of cash used to fund minimum statutory tax withholding obligations resulting from the vesting of employee restricted stock, restricted stock units and performance shares where participants in our equity and performance incentive plan have elected to have the Company withhold common shares to satisfy such obligations.
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
The table below summarizes recent availability and usage of the Revolving Credit Facility (in millions of dollars except for borrowing rate):

	June 30, 2013	July 18, 2013
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	266.4	264.8
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	7.0	7.0
Net remaining borrowing availability	$259.4	$257.8
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
We have mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on June 28, 2013, the last trading date of the second quarter of 2013, holders may convert the Convertible Notes during the third quarter of 2013. However, we believe that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. While we do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015 (if at all), if conversion occurs, we expect to exercise the Call Options to cover the amount of cash that we would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Furthermore, we also expect to have sufficient liquidity to repay the principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2012 for further details of the Convertible Notes and the Senior Notes.

We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including organic growth initiatives and value-creating acquisitions. Total capital expenditures were $26.0 million and $16.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
Capital spending during the six months ended June 30, 2013 included spending at our Trentwood facility in Spokane, Washington and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security.
In 2013, we anticipate significant capital spending, including a new $35.0 million casting station at our Trentwood facility in Spokane, Washington to expand our rolling ingot capacity and reduce costs, a project to further expand heat treat plate capacity at our Trentwood facility, capital upgrades at several of our extrusion facilities to support new automotive programs that launch over the next few years, and other projects across our facilities to enhance operational efficiency and flexibility. In total, we expect capital expenditures and investments in 2013 for Fabricated Products will be approximately $80.0 million. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During the six months ended June 30, 2013 and June 30, 2012, we paid a total of $11.6 million and $9.8 million, or $0.60 and $0.50 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to approximately one half of the performance shares issued under our equity and performance incentive plan.
On July 15, 2013, we announced that our Board of Directors declared a cash dividend of $0.30 per share on our common stock to be paid on August 15, 2013 to stockholders of record at the close of business on July 25, 2013.
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
Repurchases of Common Stock
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares of which $46.9 million remained available at December 31, 2012. In April 2013, our Board of Directors approved an additional $75.0 million for stock repurchases under this program. During the six months ended June 30, 2013, we purchased 654,277 shares of our common stock for $40.5 million pursuant to this program, leaving $81.4 million available for share repurchases as of June 30, 2013. Reflecting further purchases of 28,600 shares after the end of the second quarter, as of July 18, 2013, $79.6 million remained available under this repurchase authorization. The program may be modified or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program have been treated as treasury shares. The indenture governing our Senior Notes and the Revolving Credit Facility place limitations on, among other things, our ability to repurchase common stock.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the six months ended June 30, 2013 and June 30, 2012, we withheld 36,221 shares and 45,128 shares of common stock, respectively, to satisfy employee tax withholding obligations. The withholding of common shares by us could be deemed a purchase of the common shares.
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
In 2012, we submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. We expect to begin implementation of approved work plans prior to the end of 2013.
At June 30, 2013, our environmental accrual of $21.7 million represented our best estimate of the incremental cost based on proposed alternatives in the final feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. Once the final approval is obtained, we expect that these remediation actions will be taken over the next 30 years.
As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $19.1 million over the remediation period. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the six months ended June 30, 2013, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our VEBA funding obligation (see Note 6 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we paid $20.0 million to the VEBAs during the quarter ended March 31, 2013 with respect to 2012.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 9 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
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
Total fabricated products shipments during the six months ended June 30, 2013 and June 30, 2012 for which we had price risk were (in millions of pounds) 58.2 and 91.5, respectively. At June 30, 2013, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2013, 2014 and 2015 and thereafter totaling approximately (in millions of pounds) 54.7, 9.2, and 1.3, respectively.
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
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2013, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 84% and 54% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.
Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.
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
Item 1A. Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and to Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 for information concerning risk factors. There have been no material changes in risk factor since March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2013:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2013 - April 30, 2013	306	$59.17	286,856	$60.91	$88.2
May 1, 2013 - May 31, 2013	—	—	46,131	63.77	$85.2
June 1, 2013 - June 30, 2013	77	63.07	61,694	62.66	$81.4
Total	383	$59.95	394,681	$61.52	N/A
__________________________

[1]
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2013, we withheld 383 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares, of which $46.9 million remained available at December 31, 2012. Our Board of Directors authorized an additional $75.0 million under this program in April 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by the Company’s Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective April 9, 2013 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

*10.2	Description of Compensation of Director effective June 4, 2013.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 25, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective April 9, 2013 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

*10.2	Description of Compensation of Director effective June 4, 2013.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.