Form 10-Q
period 2013-09-30
KAISER ALUMINUM CORP
filed 2013-10-23
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 18, 2013, there were 18,762,017 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$224.6	$273.4
Short-term investments	115.9	85.0
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at September 30, 2013 and December 31, 2012	122.1	123.8
Other	14.5	3.4
Inventories	207.9	186.0
Prepaid expenses and other current assets	67.6	70.1
Total current assets	752.6	741.7
Property, plant, and equipment – net	411.7	384.3
Net asset in respect of VEBA	385.7	365.9
Deferred tax assets – net (including deferred tax liability relating to the VEBAs of $144.9 at September 30, 2013 and $136.9 at December 31, 2012)	61.6	102.0
Intangible assets – net	34.1	35.4
Goodwill	37.2	37.2
Other assets	109.1	86.0
Total	$1,792.0	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71.3	$62.5
Accrued salaries, wages, and related expenses	39.0	39.3
Other accrued liabilities	40.9	51.8
Payable to affiliate	—	7.9
Short-term capital lease	0.2	0.1
Total current liabilities	151.4	161.6
Net liability in respect of VEBA	4.0	5.3
Deferred tax liability	1.1	—
Long-term liabilities	154.0	134.5
Long-term debt	386.4	380.3
Total liabilities	696.9	681.7
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2013 and December 31, 2012; no shares were issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2013 and at December 31, 2012; 21,112,701 shares issued and 18,672,017 shares outstanding at September 30, 2013; 21,037,841 shares issued and 19,313,235 shares outstanding at December 31, 2012	0.2	0.2
Additional paid in capital	1,022.4	1,017.7
Retained earnings	212.2	151.2
Treasury stock, at cost, 2,440,684 shares at September 30, 2013 and 1,724,606 shares at December 31, 2012, respectively	(116.8)	(72.3)
Accumulated other comprehensive loss	(22.9)	(26.0)
Total stockholders’ equity	1,095.1	1,070.8
Total	$1,792.0	$1,752.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$319.9	$335.5	$986.2	$1,046.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	259.5	268.9	784.6	851.4
Unrealized (gains) losses on derivative instruments	(1.5)	(12.3)	3.4	(15.3)
Depreciation and amortization	6.9	6.7	20.9	19.6
Selling, administrative, research and development, and general (includes accumulated other comprehensive income reclassifications related to VEBA adjustments of $1.3 and $1.8 for the quarters ended September 30, 2013 and September 30, 2012, respectively, and $4.1 and $5.4 for the nine months ended September 30, 2013 and September 30, 2012, respectively)	13.4	16.0	45.6	48.3
Other operating charges, net	—	—	—	0.1
Total costs and expenses	278.3	279.3	854.5	904.1
Operating income	41.6	56.2	131.7	142.0
Other (expense) income:
Interest expense	(8.8)	(9.2)	(27.1)	(19.8)
Other income, net (includes accumulated other comprehensive income reclassifications for realized gains on available for sale securities of $0.2 and $0.8 for the quarter and nine months ended September 30, 2013, respectively)	2.9	0.4	3.1	2.2
Income before income taxes	35.7	47.4	107.7	124.4
Income tax provision (includes aggregate income tax expense from reclassification items of $(0.5) and $(0.7) for the quarters ended September 30, 2013 and September 30, 2012, respectively, and $(1.3) and $(2.1) for the nine months ended September 30, 2013 and September 30, 2012, respectively)	(10.3)	(18.2)	(30.2)	(47.7)
Net income	$25.4	$29.2	$77.5	$76.7

Earnings per common share, Basic:
Net income per share	$1.37	$1.52	$4.09	$4.01
Earnings per common share, Diluted:
Net income per share	$1.34	$1.51	$4.02	$3.98
Weighted-average number of common shares outstanding (in thousands):
Basic	18,548	19,154	18,915	19,104
Diluted	19,058	19,288	19,267	19,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions of dollars)
Net income	$25.4	$29.2	$77.5	$76.7
Other comprehensive income:
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs	0.3	0.8	1.0	2.3
Amortization of prior service cost relating to VEBAs	1.0	1.0	3.1	3.1
Reclassification of unrealized gain upon sale of available for sale securities	(0.2)	—	(0.8)	—
Unrealized gain on available for sale securities	0.4	0.3	0.9	0.6
Foreign currency translation adjustment	(0.3)	(0.5)	0.5	(0.4)
Other comprehensive income, before tax	1.2	1.6	4.7	5.6
Income tax expense related to items of other comprehensive income	(0.6)	(0.7)	(1.6)	(2.1)
Other comprehensive income, net of tax	0.6	0.9	3.1	3.5
Comprehensive income	$26.0	$30.1	$80.6	$80.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$(72.3)	$(26.0)	$1,070.8
Net income	—	—	—	77.5	—	—	77.5
Other comprehensive income, net of tax	—	—	—	—	—	3.1	3.1
Issuance of non-vested shares to employees	76,336	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,916	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	36,503	—	—	—	—	—	—
Cancellation of employee non-vested shares	(820)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(40,075)	—	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(707,077)	—	—	—	(43.9)	—	(43.9)
Distribution from bankruptcy trust	(9,001)	—	—	0.6	(0.6)	—	—
Cash dividends on common stock ($0.90 per share)	—	—	—	(17.3)	—	—	(17.3)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.0	—	—	—	1.0
Amortization of unearned equity compensation	—	—	5.9	—	—	—	5.9
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, September 30, 2013	18,672,017	$0.2	$1,022.4	$212.2	$(116.8)	$(22.9)	$1,095.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$77.5	$76.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	19.6	18.3
Amortization of definite-lived intangible assets	1.3	1.3
Amortization of debt discount and debt issuance costs	8.2	7.2
Deferred income taxes	40.9	44.8
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.0)	(1.3)
Non-cash equity compensation	6.1	5.4
Net non-cash LIFO benefit	(19.7)	(13.5)
Non-cash unrealized losses (gains) on derivative positions	2.3	(16.4)
Amortization of option premiums paid	—	0.3
Losses on disposition of property, plant and equipment	0.2	—
Gain on disposition of available for sale securities	(0.4)	—
Non-cash net periodic pension benefit income relating to VEBAs	(16.9)	(8.9)
Other non-cash (benefit) charges	(4.6)	1.1
Changes in operating assets and liabilities:
Trade and other receivables	(6.7)	(58.0)
Inventories (excluding LIFO benefit/charge)	(2.2)	30.2
Prepaid expenses and other current assets	0.1	1.7
Accounts payable	8.7	4.4
Accrued liabilities	(12.3)	15.7
Payable to affiliate	(7.9)	(0.4)
Long-term assets and liabilities, net	(2.6)	(1.9)
Net cash provided by operating activities	90.6	106.7
Cash flows from investing activities:
Capital expenditures	(47.0)	(25.7)
Purchase of available for sale securities	(201.8)	(80.0)
Proceeds from disposition of available for sale securities	170.7	—
Change in restricted cash	0.7	6.8
Net cash used in investing activities	(77.4)	(98.9)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	225.0
Cash paid for financing costs	—	(6.6)
Repayment of promissory notes	—	(4.7)
Repayment of capital lease	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.0	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	(2.2)
Repurchase of common stock	(43.9)	—
Cash dividend paid to stockholders	(17.3)	(14.7)
Cash dividend returned to the Company	0.6	—
Net cash (used in) provided by financing activities	(62.0)	198.0
Net (decrease) increase in cash and cash equivalents during the period	(48.8)	205.8
Cash and cash equivalents at beginning of period	273.4	49.8
Cash and cash equivalents at end of period	$224.6	$255.6

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
    Principles of Consolidation and Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for the Company’s interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2013 fiscal year. The financial information as of December 31, 2012 is derived from the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO benefits of approximately $6.8 and $5.7 during the quarters ended September 30, 2013 and September 30, 2012, respectively. The Company recorded net non-cash LIFO benefits of approximately $19.7 and $13.5 during the nine months ended September 30, 2013 and September 30, 2012, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at September 30, 2013 and December 31, 2012 was $4.8 and $24.5, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at September 30, 2013 and December 31, 2012 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $1.0 and $0.3 during the quarters ended September 30, 2013 and September 30, 2012, respectively. The amount of interest expense capitalized as construction in progress was $2.1 and $1.4 for the nine months ended September 30, 2013 and September 30, 2012.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended September 30, 2013 and September 30, 2012, the Company recorded depreciation expense of $6.3 and $6.1, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the nine months ended September 30, 2013 and September 30, 2012, the Company recorded depreciation expense of $19.3 and $17.9, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

New Accounting Pronouncements.
Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), was issued in January 2013. ASU 2013-01 clarifies that ordinary trade receivables and payables are not within the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Financial Accounting Standards Board Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The adoption of ASU 2013-01 by the Company in the first quarter of 2013 did not have a material impact on the consolidated financial statements.

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

ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. (“ASU 2013-11”), was issued in July 2013. ASU 2013-11 requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. An entity is required to adopt ASU 2013-11 for annual and interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its financial statements.

2. Supplemental Balance Sheet Information

	September 30, 2013	December 31, 2012
Cash and Cash Equivalents.
Cash and money market funds	$89.5	$107.9
Commercial paper	135.1	165.5
Total	$224.6	$273.4

Trade Receivables.
Billed trade receivables	$116.5	$124.4
Unbilled trade receivables	6.4	0.2
Trade receivables, gross	122.9	124.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$122.1	$123.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Inventories.
Finished products	$68.6	$59.9
Work-in-process	70.1	55.5
Raw materials	50.9	53.9
Operating supplies and repair and maintenance parts	18.3	16.7
Total	$207.9	$186.0

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 9 and 10	$0.7	$3.0
Current deferred tax assets	59.5	59.5
Current portion of option premiums paid – Notes 9 and 10	—	0.1
Short-term restricted cash	1.3	1.3
Prepaid taxes	2.4	2.1
Prepaid expenses	3.7	4.1
Total	$67.6	$70.1

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	52.5	50.9
Machinery and equipment	416.5	400.4
Construction in progress	50.1	20.8
Active property, plant and equipment, gross	541.7	494.7
Accumulated depreciation	(131.0)	(111.4)
Active property, plant and equipment, net	410.7	383.3
Idled equipment	1.0	1.0
Total	$411.7	$384.3

Other Assets.
Derivative assets – Notes 9 and 10	$83.6	$55.5
Restricted cash	9.3	10.0
Long-term income tax receivable	—	2.9
Deferred financing costs	9.6	11.7
Deferred compensation plan assets	6.3	5.6
Other	0.3	0.3
Total	$109.1	$86.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Accrued Liabilities.
Current derivative liabilities – Notes 9 and 10	$4.0	$3.1
Current portion of option premiums received – Notes 9 and 10	0.1	0.1
Uncleared cash disbursement	7.8	4.7
Accrued income taxes and taxes payable	5.7	3.1
Accrued annual VEBA contribution	—	20.0
Short-term environmental accrual – Note 8	5.3	3.0
Accrued interest	10.3	3.7
Short-term deferred revenue	1.9	6.7
Other	5.8	7.4
Total	$40.9	$51.8

Long-term Liabilities.
Derivative liabilities – Notes 9 and 10	$90.7	$63.5
Income tax liabilities	9.8	15.1
Workers’ compensation accruals	22.9	24.0
Long-term environmental accrual – Note 8	16.5	18.7
Long-term asset retirement obligations	3.9	3.8
Deferred compensation liability	6.7	5.8
Long-term capital lease	0.1	0.2
Other long-term liabilities	3.4	3.4
Total	$154.0	$134.5

Long-term Debt. — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	161.4	155.3
Total	$386.4	$380.3

3. Long-Term Debt and Credit Facility

Senior Notes
On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) at par. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 and $14.5 for the quarter and nine months ended September 30, 2013, respectively. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.9 and $7.0 for the quarter and nine months ended September 30, 2012, respectively, of which a portion is capitalized as Construction in progress. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2012 for additional information regarding the Senior Notes.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	September 30, 2013	December 31, 2012
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(13.6)	(19.7)
Carrying amount, net of discount	$161.4	$155.3

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$2.0	$2.0	$5.9	$5.9
Amortization of discount	2.0	1.9	6.0	5.4
Amortization of deferred financing costs	0.3	0.3	0.9	0.9
Total interest expense[1]	$4.3	$4.2	$12.8	$12.2
____________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events. As of September 30, 2013, the conversion rate was 20.7714 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.14 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

Holders may convert their Convertible Notes at any time on or after January 1, 2015. Additionally, holders may convert the Convertible Notes before January 1, 2015 in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. Because the Company's closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on September 30, 2013, the last trading date of the third quarter of 2013, holders may convert the Convertible Notes during the fourth quarter of 2013. The Company believes that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. As of September 30, 2013, no Convertible Notes had been converted.

Convertible Note Hedge Transactions. In March 2010, the Company purchased cash settled call options (the “Call Options”) that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or on the earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would equal the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) with an exercise date of July 1, 2015 relating to approximately 3.6 million shares of the Company’s common stock. At September 30, 2013, the exercise prices were $48.14 per share and $61.14 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

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

Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Company had $263.9 of borrowing availability under the Revolving Credit Facility at September 30, 2013, based on the borrowing base determination then in effect. At September 30, 2013, there were no borrowings under the Revolving Credit Facility and $6.9 was being used to support outstanding letters of credit, leaving $257.0 of net borrowing

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at September 30, 2013.
See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Revolving Credit Facility.

4. Goodwill and Intangible Assets

In 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications, in addition to other non-core end use applications. At September 30, 2013, the net book value of the Florence property, plant and equipment was $4.6, and the carrying value of the goodwill and intangible assets related to the Florence, Alabama facility were $3.1 and $3.2, respectively. The goodwill arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products to its core end market segments. The identifiable intangible assets acquired in the acquisition consisted of customer relationships and backlog.

The Company’s accounting policy is to perform an annual goodwill impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable. As of September 30, 2013, following a qualitative review of the Florence reporting unit, the Company performed a quantitative impairment test and determined that no impairment of its goodwill and intangible assets was required. However, given the potential for continued weakness in the current economy, customer supply chain rebalancing, changes in customer quality standards, and the resulting adverse impact  on sales volumes and product costs at the Florence, Alabama facility, it is possible that the carrying values of its related assets, including goodwill, could be impaired following the annual fourth quarter impairment test or within the next 12 months.

5. Income Tax Matters
The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Domestic	$14.7	$17.7	$41.1	$45.8
Foreign	(4.4)	0.5	(10.9)	1.9
Total	$10.3	$18.2	$30.2	$47.7

The income tax provision for the three months ended September 30, 2013 and September 30, 2012 was $10.3 and $18.2, reflecting an effective tax rate of 28.9% and 38.4%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the three months ended September 30, 2013 was primarily the result of a decrease from a bilateral Advanced Pricing Agreement between Canada and the U.S for $2.7, resulting in a 7.7% decrease in the effective rate. As a result of the advanced pricing agreement, a refund of $2.9 which represents amounts previously paid against Canadian accrued taxes, is expected to be received within the next twelve months. Such amount was included in Other receivables at September 30, 2013.
The difference between the effective tax rate and the projected blended statutory tax rate for the three months ended September 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.3, resulting in a 0.7% increase in the effective tax rate.
The income tax provision for the nine months ended September 30, 2013 and September 30, 2012 was $30.2 and $47.7, reflecting an effective tax rate of 28.1% and 38.4%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2013 was primarily the result of (i) a decrease in unrecognized tax benefits, including interest and penalties, of $7.7, resulting in a 7.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years and (ii) a decrease from a bilateral Advanced Pricing Agreement between Canada and the U.S for $2.7, resulting in a 2.5% decrease in the effective rate. As a result of the audit settlement and advanced pricing agreement with Canada, a refund of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

$10.7, which represents amounts previously paid against Canadian accrued taxes, is expected to be received within the next twelve months. Such amount was included in Other receivables at September 30, 2013.
The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.7, resulting in a 0.6% increase in the effective tax rate.
   The Company’s gross unrecognized benefits relating to uncertain tax positions were $6.9 and $15.7 at September 30, 2013 and December 31, 2012, respectively, of which, $5.8 and $14.6 would impact the effective tax rate at September 30, 2013 and December 31, 2012, respectively, if and when the gross unrecognized tax benefits are recognized.
The Company expects its gross unrecognized tax benefits to be reduced by $3.0 within the next 12 months.
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
VEBA Postretirement Medical Obligations. Certain retirees receive medical coverage through participation in a voluntary employees beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA is managed by four trustees, two of which are appointed by the Company. Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
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
Under this accounting treatment, the funding status of the VEBAs could result in a liability or asset position on the Company's Consolidated Balance Sheets, but such liability or asset has no impact on the Company's cash flow or liquidity. Only the Company's obligation to make an annual variable cash contribution can have a material impact to the Company's cash flow or liquidity. The formula determining the annual variable contribution amount is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0. Such payments may not exceed $20.0 annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. Amounts owing by the Company to the VEBAs are recorded on the Company’s Consolidated Balance Sheets at the end of each year, under Other accrued liabilities (until paid in cash), with a corresponding increase in Net assets in respect of VEBA, a decrease in Net liability in respect of VEBA, or a combination thereof. The variable contributions with respect to 2012 totaled the maximum of $20.0 and were paid during the first quarter of 2013.
Components of Net Periodic Pension Benefit (Income) Cost. The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarter and nine months ended September 30, 2013 and September 30,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2012. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarter and nine months ended September 30, 2013 and September 30, 2012:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
VEBAs:
Service cost	$0.6	$0.9	$1.9	$2.6
Interest cost	3.6	4.4	10.9	13.4
Expected return on plan assets	(11.1)	(10.0)	(33.8)	(30.3)
Amortization of prior service cost	1.0	1.0	3.1	3.1
Amortization of net actuarial loss	0.3	0.8	1.0	2.3
Total net periodic pension benefit income relating to VEBAs	(5.6)	(2.9)	(16.9)	(8.9)
Deferred compensation plan	0.4	0.3	0.8	0.8
Defined contribution plans	1.3	1.3	6.6	6.3
Multiemployer pension plans	0.9	0.9	2.6	2.6
Total	$(3.0)	$(0.4)	$(6.9)	$0.8
The following table presents the allocation of the (income) charges detailed above, by segment (see Note 12):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fabricated Products	$2.2	$2.1	$8.8	$8.5
All Other	(5.2)	(2.5)	(15.7)	(7.7)
Total	$(3.0)	$(0.4)	$(6.9)	$0.8
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
Total costs relating to STI Plans were recorded as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of products sold, excluding depreciation and amortization and other items	$1.0	$1.1	$3.4	$3.4
Selling, administrative, research and development, and general	2.4	2.8	8.9	7.6
Total costs recorded in connection with STI Plans	$3.4	$3.9	$12.3	$11.0
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fabricated Products	$2.4	$2.6	$8.6	$7.6
All Other	1.0	1.3	3.7	3.4
Total costs recorded in connection with STI Plans	$3.4	$3.9	$12.3	$11.0
     Long-term Incentive Programs (“LTI Programs”)
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At September 30, 2013, 840,693 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA as set forth in each year’s LTI Program, measured over a three-year performance period. EVA, as defined in the Company’s LTI Programs, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance period.
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
     Non-cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general. Recorded non-cash compensation expense by type of award under LTI Programs were as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service-based non-vested common shares and restricted stock units	$0.9	$0.7	$3.4	$3.1
Performance shares	0.5	0.9	2.5	2.1
Total non-cash compensation expense	$1.4	$1.6	$5.9	$5.2
The following table presents the allocation of the charges detailed above, by segment:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fabricated Products	$0.5	$0.4	$1.7	$1.5
All Other	0.9	1.2	4.2	3.7
Total non-cash compensation expense	$1.4	$1.6	$5.9	$5.2

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data as of September 30, 2013:

	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$4.6	1.6
Performance shares	$7.1	2.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2013 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78
Granted	76,336	58.65	2,600	57.70	175,317	57.75
Vested	(90,233)	42.31	(2,311)	42.74	(34,192)	34.84
Forfeited	(820)	53.00	—	—	—	—
Canceled	—	—	—	—	(162,521)	34.58
Outstanding at September 30, 2013	143,967	$51.09	5,472	$51.03	562,554	$49.26
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2012 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	92,949	$45.03	2,486	$44.46	215,579	$44.47
Vested	(134,746)	$24.30	(3,375)	$25.77	(7,952)	$18.89
Stock Options. The Company has fully-vested stock options from a one-time issuance in 2007. As of both September 30, 2013 and December 31, 2012, 20,791 fully-vested options were outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 3.50 and 4.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the nine months ended September 30, 2013.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For the nine months ended September 30, 2013 and September 30, 2012, in each case the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2013 and September 30, 2012, 40,075 and 45,801 common shares, respectively, were withheld and canceled for this purpose.

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

Refer to Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for information relating to minimum rental commitments under operating leases. There had been no material changes to such scheduled rental commitments as of September 30, 2013.
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
During 2012, the Company submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the third quarter of 2012, Washington State Ecology and the Company signed an amended work order allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. The Company continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. The Company has begun implementation of certain approved sections of the work plan during the third quarter of 2013.
At September 30, 2013, the Company’s environmental accrual of $21.8 represented the Company’s estimate of the incremental cost based on proposed alternatives in the final feasibility study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at the Company’s Newark, Ohio and certain other locations owned and formally owned by the Company. Once the remediation actions are approved, the Company expects the implementation could occur over a period of 30 years.
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
     Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material impact on the Company’s consolidated financial position, operating results, or liquidity.

9. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes, and (iii) foreign currency requirements with respect to its foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency.

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
A majority of the Company’s derivative contracts relating to hedges of operational risks contain credit risk-related contingency features that could require the Company to provide additional collateral in the event the Company’s credit rating were to be downgraded. To minimize the exposure to additional collateral requirements related to its liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of its hedging activities, or both. The aggregate fair value of the Company’s derivative instruments that contain credit risk-related contingency features and were in a net liability position at September 30, 2013 was $4.6.
The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the nine months ended September 30, 2013 and September 30, 2012, total fabricated products shipments that contained firm price terms were (in millions of pounds) 87.2 and 139.0, respectively. At September 30, 2013, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2013, 2014 and 2015 and thereafter, totaling approximately (in millions of pounds) 37.3, 19.0 and 1.3, respectively.
     Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Convertible Notes can only be settled in cash and must be bifurcated from the Convertible Notes and treated as a separate derivative instrument for financial reporting purposes. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 10 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized (losses) gains:
Aluminum	$(2.0)	$(3.3)	$(3.6)	$(7.7)
Natural Gas	(0.5)	(1.6)	(1.3)	(5.5)
Electricity	0.3	(0.8)	0.2	(3.0)
Foreign Currency	(0.1)	—	(0.1)	—
Total realized losses	$(2.3)	$(5.7)	$(4.8)	$(16.2)
Unrealized gains (losses):
Aluminum	$1.7	$8.3	$(4.5)	$8.8
Natural Gas	—	3.0	0.8	4.7
Electricity	(0.3)	1.0	0.3	1.8
Foreign Currency	0.1	—	—	—
Call Options relating to the Convertible Notes	31.0	10.2	27.9	5.8
Bifurcated Conversion Feature of the Convertible Notes	(29.4)	(10.3)	(26.8)	(4.7)
Total unrealized gains (losses)	$3.1	$12.2	$(2.3)	$16.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table summarizes the Company’s material derivative positions at September 30, 2013:

Commodity	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	10/13 through 12/15	48.7
Fixed priced sales contracts	10/13 through 12/13	1.2
Midwest premium swap contracts[1]	10/13 through 12/15	47.0

Energy	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	10/13 through 12/13	240,000
Put option sales contracts	10/13 through 12/13	240,000
Fixed priced purchase contracts	10/13 through 12/15	6,330,000

Electricity	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	10/13 through 12/15	405,625

Foreign Currency	Maturity Period (month/year)	Notional Amount of contracts (as shown)
Euro —
Fixed priced purchase contracts	11/13 through 1/14	€1,486,965
GBP —
Fixed priced purchase contracts	1/14 through 5/14	£44,106

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,634,995
Call Options[3]	3/10 through 3/15	3,634,995
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of September 30, 2013, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 78%, 82% and 58% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.

[3]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. The Call Options expire on the maturity or earlier conversion of the Convertible Notes and have an exercise price equal to the conversion price of the Convertible Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.

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
The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of September 30, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$0.7	$—	$0.7	$0.6	$—	$0.1
Counterparty (without Netting Agreements)[1]	83.3	—	83.3	—	—	83.3
Counterparty (with partial Netting Agreements)	0.3	—	0.3	0.3	—	—
Total	$84.3	$—	$84.3	$0.9	$—	$83.4

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(2.8)	$—	$(2.8)	$(0.6)	$—	$(2.2)
Counterparty (without Netting Agreements)[1]	(90.3)	—	(90.3)	—	—	(90.3)
Counterparty (with partial Netting Agreements)	(1.7)	—	(1.7)	(0.3)	—	(1.4)
Total	$(94.8)	$—	$(94.8)	$(0.9)	$—	$(93.9)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at September 30, 2013 (see Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2012:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$2.3	$—	$2.3	$1.0	$—	$1.3
Counterparty (without Netting Agreements)[1]	55.9	—	55.9	—	—	55.9
Counterparty (with partial Netting Agreements)	0.3	—	0.3	0.2	—	0.1
Total	$58.5	$—	$58.5	$1.2	$—	$57.3

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.7)	$—	$(1.7)	$(1.0)	$—	$(0.7)
Counterparty (without Netting Agreements)[1]	(63.8)	—	(63.8)	—	—	(63.8)
Counterparty (with partial Netting Agreements)	(1.2)	—	(1.2)	(0.2)	—	(1.0)
Total	$(66.7)	$—	$(66.7)	$(1.2)	$—	$(65.5)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at December 31, 2012 (see Note 10).

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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value as required by GAAP include: (i) its derivative instruments; (ii) the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to the Company’s deferred compensation plan (see Note 6).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the quarter and nine months ended September 30, 2013 and September 30, 2012, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities (see Note 4).
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
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at September 30, 2013 were as follows:

The Company’s stock price at September 30, 2013	$71.25
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.21%
Credit spread (basis points)[3]	228
Expected volatility rate[4]	17.0%
______________________

[1]
The quarterly dividend in the third quarter of 2013 was $0.30 per share, but the model assumes a $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options’ value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the 1.5-year Constant Maturity Treasury rate on September 30, 2013.

[3]	The credit spread is based on the Company’s long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

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
Available for sale securities. The Company holds debt investment securities. The fair value of the debt investment securities is determined based on valuation models that use observable market data. Such fair value input is considered a Level 2 input.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The amortized cost for available for sale securities approximates their fair value. At September 30, 2013, the remaining maturity period with respect to short-term investments ranged from one day to approximately 18 months. In addition to debt investment securities, the Company also holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 6). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered either a Level 1 or Level 2 input depending on whether the investment fund is traded on a public exchange.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Convertible Notes and Senior Notes are based on the trading prices of the notes and are considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying values of the Convertible Notes and the Senior Notes).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.4	$—	$0.4
Fixed priced sales contracts	—	0.1	—	0.1
Electricity -
Fixed priced purchase contracts	—	0.6	—	0.6
Hedges Relating to the Convertible Notes -
Call Options	—	83.2	—	83.2

All Other Financial Assets:
Cash and cash equivalents	89.5	135.1	—	224.6
Short-term investments	—	115.9	—	115.9
Deferred compensation plan asset	—	6.3	—	6.3
Total Assets	$89.5	$341.6	$—	$431.1

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(1.7)	$—	$(1.7)
Midwest premium swap contracts	—	—	(0.8)	(0.8)
Natural Gas -
Put option sales contracts	—	(0.1)	—	(0.1)
Fixed priced purchase contracts	—	(2.0)	—	(2.0)
Electricity -
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(88.9)	—	(88.9)

All Other Financial Liabilities:
Senior Notes	(249.0)	—	—	(249.0)
Convertible Notes	(263.3)	—	—	(263.3)
Total Liabilities	$(512.3)	$(94.0)	$(0.8)	$(607.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$2.6	$—	$2.6
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	0.2	—	0.2
Hedges Relating to the Convertible Notes -
Call Options	—	55.3	—	55.3

All Other Financial Assets:
Cash and cash equivalents	107.9	165.5	—	273.4
Short-term investments	—	85.0	—	85.0
Deferred compensation plan asset	—	5.6	—	5.6
Total Assets	$107.9	$314.2	$0.4	$422.5

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(0.5)	$—	$(0.5)
Natural Gas -
Put option sales contracts	—	(0.5)	—	(0.5)
Fixed priced purchase contracts	—	(2.6)	—	(2.6)
Electricity -
Fixed priced purchase contracts	—	(1.0)	—	(1.0)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(62.1)	—	(62.1)

All Other Financial Liabilities:
Senior Notes	(250.0)	—	—	(250.0)
Convertible Notes	(240.1)	—	—	(240.1)
Total Liabilities	$(490.1)	$(66.7)	$—	$(556.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2012	$0.4
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	(0.2)
Transactions involving Level 3 derivative contracts:
Purchases	(0.8)
Sales	—
Issuances	—
Settlements	(0.2)
Transactions involving Level 3 derivatives — net	(1.0)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at September 30, 2013	$(0.8)

Total gains included in Unrealized losses (gains) on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at September 30, 2013:	$(0.1)
Fair Values of Non-financial Assets and Liabilities
See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the fair value of the Company’s non-financial assets and liabilities.

11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$25.4	$29.2	$77.5	$76.7
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	18,548	19,154	18,915	19,104
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	165	134	167	136
Add: dilutive effect of warrants	345	—	185	—
Diluted	19,058	19,288	19,267	19,240
Earnings per common share, Basic:
Net income per share	$1.37	$1.52	$4.09	$4.01
Earnings per common share, Diluted:
Net income per share	$1.34	$1.51	$4.02	$3.98
______________________

[1]
The basic weighted-average number of common shares outstanding during the period excludes non-vested common shares, restricted stock units and performance shares. The diluted weighted-average number of common shares outstanding during the period is calculated using the treasury method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both September 30, 2013 and December 31, 2012. The potential dilutive effect of options outstanding was zero for each of the periods presented.
Warrants with an exercise date of July 1, 2015 relating to approximately 3.6 million common shares were outstanding at both September 30, 2013 (at which date the average exercise price was approximately $61.14 per share) and September 30, 2012 (at which date the average exercise price was approximately $61.32 per share).
During the nine months ended September 30, 2013 and September 30, 2012, the Company paid approximately $17.3 ($0.90 per common share) and $14.7 ($0.75 per common share), respectively, in cash dividends to stockholders, including the holders of non-vested common shares, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.
Upon the termination in the third quarter of 2013 of the third-party disbursing agent agreement entered into in connection with the Company’s emergence from chapter 11 proceedings in 2006, $0.6 of cash dividends paid in respect of common shares of the Company held in trust by the third-party disbursing agent for distribution under the Company’s chapter 11 plan, as well as 9,001 such common shares, were returned to the Company at the direction of the bankruptcy court. The fair market value of the shares was included in Other income (see Note 14).
In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75.0 of our common shares of which $46.9 remained available at December 31, 2012. The Company’s Board of Directors authorized an additional $75.0 under this program in April 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by the Company’s Board of Directors at any time.
At September 30, 2013, $78.0 was available to repurchase the Company’s common shares pursuant to the stock repurchase program. The Company repurchased 707,077 shares of common stock at a weighted-average price of $62.14 per share pursuant to this authorization during the nine months ended September 30, 2013. The total cost of $43.9 was recorded as Treasury Stock.

12. Segment Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, which the Company categorizes by the following end market applications: aerospace/high strength products (which is referred to as Aero/HS products), general engineering products (which is referred to as GE products), extrusions for automotive applications (which is referred to as Automotive Extrusions), and other industrial products (which referred to as Other products). The Company operates 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which the Company’s chief operating decision maker reviews and evaluates the business, the Fabricated Products business is treated as a single operating segment.
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
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on the Company’s accounting with respect to the Company’s ownership in Anglesey.
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
The following tables provide financial information by reporting segment for each period or as of each period-end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales:
Fabricated Products	$319.9	$335.5	$986.2	$1,046.1
Segment Operating Income (Loss):
Fabricated Products [1,2]	$44.8	$62.5	$145.0	$161.7
All Other[3]	(3.2)	(6.3)	(13.3)	(19.7)
Total operating income	$41.6	$56.2	$131.7	$142.0
Interest expense	(8.8)	(9.2)	(27.1)	(19.8)
Other income, net	2.9	0.4	3.1	2.2
Income before income taxes	$35.7	$47.4	$107.7	$124.4
Depreciation and Amortization:
Fabricated Products	$6.8	$6.6	$20.6	$19.3
All Other	0.1	0.1	0.3	0.3
Total depreciation and amortization	$6.9	$6.7	$20.9	$19.6
Capital expenditures:
Fabricated Products	$21.0	$8.8	$46.4	$25.5
All Other	—	—	0.6	0.2
Total capital expenditures	$21.0	$8.8	$47.0	$25.7
Income Taxes Paid:
Fabricated Products —
United States	$0.3	$—	$0.9	$0.1
Canada	0.2	0.4	0.9	0.8
Total income taxes paid	$0.5	$0.4	$1.8	$0.9
______________________

1.
Operating results in the Fabricated Products segment for the quarters ended September 30, 2013 and September 30, 2012 included net non-cash LIFO benefits of $6.8 and $5.7, respectively. Operating results in the Fabricated Products segment for the nine months ended September 30, 2013 and September 30, 2012 included net non-cash LIFO benefits of $19.7 and $13.5, respectively.

2.
Fabricated Products segment results include non-cash mark-to-market gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $1.5 and $12.3 for the quarters ended September 30, 2013 and September 30, 2012, respectively. Non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $(3.4) and $15.3 for the nine months ended September 30, 2013 and September 30, 2012, respectively. For further discussion regarding mark-to-market matters, see Note 9.

3.
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic pension benefit income of $5.6 and $2.9 for the quarters ended September 30, 2013 and September 30, 2012, respectively. VEBA net periodic pension benefit income was $16.9 and $8.9 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

	September 30, 2013	December 31, 2012
Assets:
Fabricated Products	$834.7	$771.2
All Other[1]	957.3	981.3
Total assets	$1,792.0	$1,752.5
_____________________

1.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBA(s) (see Note 6) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales:
Aero/HS Products	$163.9	$167.9	$508.6	$523.5
GE Products	102.7	115.0	318.7	347.7
Automotive Extrusions	33.8	29.8	95.6	97.3
Other Products	19.5	22.8	63.3	77.6
Total Net Sales	$319.9	$335.5	$986.2	$1,046.1

13. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$14.4	$5.4
Income taxes paid	$1.8	$0.9
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$3.5	$1.2
Capital leases acquired	$0.2	$—
14. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$0.1	$0.1	$0.2	$0.3
Unrealized gains (losses) on financial derivatives[1]	1.6	(0.1)	1.1	1.1
Realized gains on investments	0.3	—	1.1	0.1
Distribution from bankruptcy trust[2]	0.6	—	0.6	—
All other, net	0.3	0.4	0.1	0.7
Other non-operating income, net	$2.9	$0.4	$3.1	$2.2
______________________

[1]	See “Hedges Relating to the Convertible Notes” in Note 9 for discussion of such instruments.

[2]	See Note 11 for discussion of the distribution.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

15. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended September 30, 2013
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.3	$(0.2)	$0.1
Amortization of prior service cost relating to VEBAs[1]	1.0	(0.4)	0.6
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.2)	0.1	(0.1)
Unrealized gain on available for sale securities	0.4	(0.1)	0.3
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$1.2	$(0.6)	$0.6

Quarter Ended September 30, 2012
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.8	$(0.3)	$0.5
Amortization of prior service cost relating to VEBAs[1]	1.0	(0.4)	0.6
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	(0.5)	—	(0.5)
Other comprehensive income	$1.6	$(0.7)	$0.9

Nine Months Ended September 30, 2013
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$1.0	$(0.4)	$0.6
Amortization of prior service cost relating to VEBAs[1]	3.1	(1.2)	1.9
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.8)	0.3	(0.5)
Unrealized gain on available for sale securities	0.9	(0.3)	0.6
Foreign currency translation adjustment	0.5	—	0.5
Other comprehensive income	$4.7	$(1.6)	$3.1

Nine Months Ended September 30, 2012
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$2.3	$(0.9)	$1.4
Amortization of prior service cost relating to VEBAs[1]	3.1	(1.2)	1.9
Unrealized gain on available for sale securities	0.6	—	0.6
Foreign currency translation adjustment	(0.4)	—	(0.4)
Other comprehensive income	$5.6	$(2.1)	$3.5
________________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Selling, administrative, research and development and general expense.

[2]
Amounts reclassified out of Accumulated other comprehensive income relating to sales of available for sale securities were included as a component of Other (expense) income, net. The Company uses the specific identification method to determine the amount reclassified out of accumulated other comprehensive income.

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

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating financial information as of September 30, 2013 and December 31, 2012, and for the quarters and nine months ended September 30, 2013 and September 30, 2012 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, “Non-Guarantor Subsidiaries” refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and “Consolidating Adjustments” represent the adjustments necessary to eliminate the investments in the Company’s subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$217.1	$2.5	$—	$224.6
Short-term investments	—	115.9	—	—	115.9
Receivables:
Trade, less allowance for doubtful receivables	—	118.8	3.3	—	122.1
Intercompany receivables	—	0.1	0.2	(0.3)	—
Other	—	1.7	12.8	—	14.5
Inventories	—	202.6	5.8	(0.5)	207.9
Prepaid expenses and other current assets	0.2	66.0	1.4	—	67.6
Total current assets	5.2	722.2	26.0	(0.8)	752.6
Investments in and advances to subsidiaries	1,399.8	20.8	—	(1,420.6)	—
Property, plant, and equipment — net	—	397.8	13.9	—	411.7
Long-term intercompany receivables	85.1	1.6	8.5	(95.2)	—
Net asset in respect of VEBA	—	385.7	—	—	385.7
Deferred tax assets — net	—	52.4	—	9.2	61.6
Intangible assets — net	—	34.1	—	—	34.1
Goodwill	—	37.2	—	—	37.2
Other assets	90.4	18.5	0.2	—	109.1
Total	$1,580.5	$1,670.3	$48.6	$(1,507.4)	$1,792.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$65.8	$5.5	$—	$71.3
Intercompany payable	—	10.5	0.1	(10.6)	—
Accrued salaries, wages, and related expenses	—	35.4	3.6	—	39.0
Other accrued liabilities	10.1	29.6	1.2	—	40.9
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	10.1	141.5	10.4	(10.6)	151.4
Net liability in respect of VEBA	—	4.0	—	—	4.0
Deferred tax liability	—	—	1.1	—	1.1
Long-term intercompany payable	—	93.7	1.5	(95.2)	—
Long-term liabilities	88.9	48.2	16.9	—	154.0
Long-term debt	386.4	—	—	—	386.4
Total liabilities	485.4	287.4	29.9	(105.8)	696.9

Total stockholders’ equity	1,095.1	1,382.9	18.7	(1,401.6)	1,095.1
Total	$1,580.5	$1,670.3	$48.6	$(1,507.4)	$1,792.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$266.0	$2.4	$—	$273.4
Short-term investments	—	85.0	—	—	85.0
Receivables:
Trade, less allowance for doubtful receivables	—	121.5	2.3	—	123.8
Intercompany (payables) receivables	—	(10.3)	0.4	9.9	—
Other	—	1.3	2.1	—	3.4
Inventories	—	178.7	7.3	—	186.0
Prepaid expenses and other current assets	—	68.1	2.0	—	70.1
Total current assets	5.0	710.3	16.5	9.9	741.7
Investments in and advances to subsidiaries	1,284.1	7.4	—	(1,291.5)	—
Property, plant, and equipment — net	—	371.8	12.5	—	384.3
Long-term intercompany receivables	163.7	0.4	6.4	(170.5)	—
Net asset in respect of VEBA	—	365.9	—	—	365.9
Deferred tax assets (liabilities) — net	—	93.4	(0.8)	9.4	102.0
Intangible assets — net	—	35.4	—	—	35.4
Goodwill	—	37.2	—	—	37.2
Other assets	64.0	19.2	3.0	(0.2)	86.0
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.1	$56.5	$5.9	$—	$62.5
Intercompany payable	—	0.3	0.2	(0.5)	—
Accrued salaries, wages, and related expenses	—	36.7	2.6	—	39.3
Other accrued liabilities	3.5	47.8	0.5	—	51.8
Payable to affiliate	—	7.9	—	—	7.9
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	3.6	149.3	9.2	(0.5)	161.6
Net liability in respect of VEBA	—	5.3	—	—	5.3
Long-term intercompany payable	—	170.0	0.5	(170.5)	—
Long-term liabilities	62.1	49.6	22.8	—	134.5
Long-term debt	380.3	—	—	—	380.3
Total liabilities	446.0	374.2	32.5	(171.0)	681.7

Total stockholders’ equity	1,070.8	1,266.8	5.1	(1,271.9)	1,070.8
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$315.1	$29.1	$(24.3)	$319.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	255.8	26.8	(23.1)	259.5
Unrealized gains on derivative instruments	—	(1.5)	—	—	(1.5)
Depreciation and amortization	—	6.6	0.3	—	6.9
Selling, administrative, research and development, and general	1.3	11.3	2.0	(1.2)	13.4
Total costs and expenses	1.3	272.2	29.1	(24.3)	278.3
Operating (loss) income	(1.3)	42.9	—	—	41.6
Other (expense) income:
Interest (expense) income	(9.2)	0.3	—	0.1	(8.8)
Other income, net	2.2	0.5	0.4	(0.2)	2.9
(Loss) income before income taxes	(8.3)	43.7	0.4	(0.1)	35.7
Income tax (provision) benefit	—	(18.0)	4.4	3.3	(10.3)
Earnings in equity of subsidiaries	33.7	4.8	—	(38.5)	—
Net income	$25.4	$30.5	$4.8	$(35.3)	$25.4

Comprehensive income	$26.0	$31.4	$4.5	$(35.9)	$26.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$971.6	$89.1	$(74.5)	$986.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	774.4	80.1	(69.9)	784.6
Unrealized losses on derivative instruments	—	3.4	—	—	3.4
Depreciation and amortization	—	20.1	0.8	—	20.9
Selling, administrative, research and development, and general	2.8	40.6	6.5	(4.3)	45.6
Total costs and expenses	2.8	838.5	87.4	(74.2)	854.5
Operating (loss) income	(2.8)	133.1	1.7	(0.3)	131.7
Other (expense) income:
Interest expense	(27.3)	—	—	0.2	(27.1)
Other income, net	1.7	1.4	0.3	(0.3)	3.1
(Loss) income before income taxes	(28.4)	134.5	2.0	(0.4)	107.7
Income tax (provision) benefit	—	(52.1)	10.9	11.0	(30.2)
Earnings in equity of subsidiaries	105.9	12.5	—	(118.4)	—
Net income	$77.5	$94.9	$12.9	$(107.8)	$77.5

Comprehensive income	$80.6	$97.5	$13.4	$(110.9)	$80.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$328.6	$32.0	$(25.1)	$335.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	263.7	29.7	(24.5)	268.9
Unrealized gains on derivative instruments	—	(12.3)	—	—	(12.3)
Depreciation and amortization	—	6.4	0.3	—	6.7
Selling, administrative, research and development, and general	0.4	14.0	2.1	(0.5)	16.0
Total costs and expenses	0.4	271.8	32.1	(25.0)	279.3
Operating (loss) income	(0.4)	56.8	(0.1)	(0.1)	56.2
Other (expense) income:
Interest expense	(9.0)	(0.2)	—	—	(9.2)
Other income, net	—	0.3	0.1	—	0.4
(Loss) income before income taxes	(9.4)	56.9	—	(0.1)	47.4
Income tax provision	—	(21.6)	(0.6)	4.0	(18.2)
Earnings (losses) in equity of subsidiaries	38.6	(0.7)	—	(37.9)	—
Net income	$29.2	$34.6	$(0.6)	$(34.0)	$29.2

Comprehensive income	$30.1	$36.0	$(1.1)	$(34.9)	$30.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,019.1	$96.7	$(69.7)	$1,046.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	831.0	88.6	(68.2)	851.4
Unrealized gains on derivative instruments	—	(15.3)	—	—	(15.3)
Depreciation and amortization	—	18.8	0.8	—	19.6
Selling, administrative, research and development, and general	1.7	45.2	2.8	(1.4)	48.3
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.7	879.8	92.2	(69.6)	904.1
Operating (loss) income	(1.7)	139.3	4.5	(0.1)	142.0
Other (expense) income:
Interest expense	(19.2)	(0.6)	—	—	(19.8)
Other income, net	1.2	0.8	0.2	—	2.2
(Loss) income before income taxes	(19.7)	139.5	4.7	(0.1)	124.4
Income tax provision	—	(53.1)	(2.0)	7.4	(47.7)
Earnings in equity of subsidiaries	96.4	2.6	—	(99.0)	—
Net income	$76.7	$89.0	$2.7	$(91.7)	$76.7

Comprehensive income	$80.2	$92.9	$2.3	$(95.2)	$80.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15.6)	$102.8	$3.4	$—	$90.6
Cash flows from investing activities:
Capital expenditures	—	(44.8)	(2.2)	—	(47.0)
Purchase of available for sale securities	—	(201.8)	—	—	(201.8)
Proceeds from disposition of available for sale securities	—	170.7	—	—	170.7
Change in restricted cash	—	0.7	—	—	0.7
Net cash used in investing activities	—	(75.2)	(2.2)	—	(77.4)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.0	—	—	1.0
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Cash dividend paid to stockholders	(17.3)	—	—	—	(17.3)
Cash dividend returned to the Company	0.6	—	—	—	0.6
Repurchase of common stock	(43.9)	—	—	—	(43.9)
Intercompany loan	78.6	(77.5)	(1.1)	—	—
Net cash provided by (used in) financing activities	15.6	(76.5)	(1.1)	—	(62.0)
Net (decrease) increase in cash and cash equivalents during the period	—	(48.9)	0.1	—	(48.8)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$217.1	$2.5	$—	$224.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(4.0)	$106.0	$4.7	$—	$106.7
Cash flows from investing activities:
Capital expenditures	—	(24.6)	(1.1)	—	(25.7)
Purchase of available for sale securities	—	(80.0)	—	—	(80.0)
Change in restricted cash	6.9	0.3	(0.4)	—	6.8
Net cash provided by (used in) investing activities	6.9	(104.3)	(1.5)	—	(98.9)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Proceeds from issuance of senior notes	225.0	—	—	—	225.0
Cash paid for financing costs	(6.6)	—	—	—	(6.6)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(14.7)	—	—	—	(14.7)
Intercompany loan[1]	(204.4)	208.8	(4.4)	—	—
Net cash (used in) provided by financing activities	(2.9)	205.3	(4.4)	—	198.0
Net increase (decrease) in cash and cash equivalents during the period	—	207.0	(1.2)	—	205.8
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$250.0	$0.6	$—	$255.6
_____________

[1]
The Company treats changes in long-term intercompany balances that relate to financing activities as cash flow from financing activities. In the above table, the Company has corrected the previous classification of the changes in such intercompany balances during the nine months ended September 30, 2012 from cash flows from operating activities to a separate line item in cash flows from financing activities captioned “Intercompany loan.” Management has concluded that the correction of these errors is immaterial.

17. Subsequent Events
     Dividend Declaration. On October 15, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.30 per common share or approximately $5.7 (including dividend equivalents), which will be paid on or about November 15, 2013 to stockholders of record at the close of business on October 25, 2013.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Based on the Company’s closing stock price for its common stock on the ex-dividend date for the quarterly dividend declared on October 15, 2013, (a) the Convertible Notes’ conversion rate will be 20.7903 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $48.10 per share, (b) the Call Options’ exercise price will be approximately $48.10 per share, and (c) the Warrants’ exercise price will each be $61.08 per share.

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
We believe our MD&A should be read in conjunction with the consolidated financial statement and related notes thereto included under Part I, Item 1. “Financial Statements” included in this Report and the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
At September 30, 2013, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we recorded net sales of approximately $986.2 million on shipments of approximately 426.5 million pounds of semi-fabricated aluminum products during the nine months ended September 30, 2013.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the quarters ended September 30, 2013 and September 30, 2012 was $0.81 and $0.87, respectively. The LME transaction price per pound of primary aluminum for the nine months ended September 30, 2013 and September 30, 2012 was $0.85 and $0.92, respectively. At October 18, 2013, the LME transaction price per pound was $0.82.
Our highly engineered products are manufactured to meet demanding requirements of aerospace/high strength, general engineering, automotive and other industrial end market applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including superior products in our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency which results in better performance, lower waste, and, in many cases, lower cost for our customers.
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
Our aerospace/high strength and general engineering products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our aerospace/high strength and general engineering products for use in such applications. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to be a demand driver for our aerospace/high strength products.
Commercial aerospace and defense end market applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments. We believe barriers to entry include significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
We expect the 2013 North American automotive sector build rates to increase approximately 5.2% over 2012 based on data from IHS, a provider of technical information. Our automotive products typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2011, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
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

     Highlights of the quarter ended September 30, 2013 include:

•
Fabricated Products segment shipments of 141.1 million pounds, a 4% decrease from the third quarter of 2012. Shipments during the third quarter of 2013 were impacted by (i) hampered throughput at our Trentwood facility due to significant disruption from construction activities in connection with a new casting complex and plate expansion projects; (ii) an inventory overhang of certain aerospace products; and (iii) the ramp up of new automotive extrusion programs;

•	Consolidated net income of $25.4 million and earnings per diluted share of $1.34;

•
Combined cash and cash equivalents, short-term investments, and net borrowing availability under our revolving credit facility of approximately $597.5 million, with no borrowings under the revolving credit facility, as of September 30, 2013;

•	Declaration and payment of a regular dividend of $0.30 per common share, or $5.7 million; and

•	Repurchase of 52,800 shares of our common stock at the weighted average price per share of $64.46.

Results of Operations
Consolidated Results of Operations
Net Sales. Net sales for the quarter ended September 30, 2013 totaled $319.9 million compared to $335.5 million for the quarter ended September 30, 2012. Net sales for the nine months ended September 30, 2013 totaled $986.2 million compared to $1,046.1 million for the nine months ended September 30, 2012. As more fully discussed below, the decrease in Net sales was primarily due to lower Fabricated Products segment shipments. Average realized price per pound was slightly lower in the 2013 periods as a result of lower hedged, alloyed metal prices offset by higher value added revenue. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items in the quarter ended September 30, 2013 totaled $259.5 million, or 81% of Net sales, compared to $268.9 million, or 80% of Net sales, in the quarter ended September 30, 2012. Included in Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2013 and September 30, 2012 were non-cash last-in, first-out (“LIFO”) inventory benefits of $6.8 million and $5.7 million, respectively.
Cost of products sold, excluding depreciation and amortization and other items in the nine months ended September 30, 2013 totaled $784.6 million, or 80% of Net sales, compared to $851.4 million, or 81% of Net sales, in the nine months ended September 30, 2012. Included in Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2013 and September 30, 2012 were LIFO inventory benefits of $19.7 million and $13.5 million, respectively.
      Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $13.4 million in the quarter ended September 30, 2013 compared to $16.0 million in the quarter ended September 30, 2012. The decrease was primarily due to (i) a $2.7 million increase in periodic pension benefit income with respect to two voluntary employee’s beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (together, the “VEBAs”), as a result of changes in actuarial assumptions, (ii) $0.6 million decrease in workers’ compensation expense due to lower case reserve estimates relating to our non-operating locations, partially offset by (iii) a $0.5 million increase in selling and advertising expense to support further growth.
Selling, administrative, research and development, and general expense for the nine months ended September 30, 2013 totaled $45.6 million compared to $48.3 million in the nine months ended September 30, 2012. The decrease was primarily due to a $8.0 million increase in periodic pension benefit income with respect to the VEBAs as a result of changes in actuarial assumptions, offset by (i) a $2.7 million increase general administrative expenses primarily related to $1.9 million of increase in employee incentive compensation, (ii) a $1.3 million increase in selling and advertising expense to support further growth, (iii) a $0.9 million increase in research and development expense as we continue to invest in research and development initiatives, and (iv) a $0.4 million increase in environmental expense at our non-operating locations.
     Interest Expense. Interest expense of $8.8 million and $27.1 million in the quarter and nine months, respectively, ended September 30, 2013, was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”) and our 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) issued on May 23, 2012, net of $1.0 million and $2.1 million, respectively for the two periods, of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the Convertible Notes accounted for $2.0 million and $6.0 million of the total interest expense in the quarter and nine months, respectively, ended September 30, 2013.
Interest expense of $9.2 million and $19.8 million in the quarter and nine months, respectively, ended September 30, 2012 was primarily related to interest expense incurred on the Convertible Notes and Senior Notes, net of $0.3 million and $1.4 million, respectively for the two periods, of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the Convertible Notes accounted for $1.9 million and $5.4 million of the total interest expense in the quarter and nine months, respectively, ended September 30, 2012.
     Income Tax Provision. The income tax provision for the three months ended September 30, 2013 and September 30, 2012 was $10.3 million and $18.2 million, reflecting an effective tax rate of 28.9% and 38.4%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the three months ended September 30, 2013 was primarily the result of a decrease from a bilateral Advanced Pricing Agreement between Canada and the U.S for $2.7 million, resulting in a 7.7% decrease in the effective rate. As a result of the advanced pricing agreement, a refund of $2.9 million, which represents amounts previously paid against Canadian accrued taxes, is expected to be received within the next twelve months. Such amount was included in Other receivables at September 30, 2013.
The difference between the effective tax rate and the projected blended statutory tax rate for the three months ended September 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.3 million, resulting in a 0.7% increase in the effective tax rate.
The income tax provision for the nine months ended September 30, 2013 was $30.2 million, reflecting an effective tax rate of 28.1%. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2013 was primarily the result of (i) a decrease in unrecognized tax benefits, including interest and penalties, of $7.7 million, resulting in a 7.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years and (ii) a decrease from a bilateral Advanced Pricing Agreement between Canada and the U.S for $2.7 million, resulting in a 2.5% decrease in the effective rate. As a result of the audit settlement and advanced pricing agreement with Canada, a refund of $10.7 million, which represents amounts previously paid against Canadian accrued taxes, is expected to be received within the next twelve months. Such amount was included in Other receivables at September 30, 2013.
The income tax provision for the nine months ended September 30, 2012 was $47.7 million, reflecting an effective tax rate of 38.4%. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2012 was the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.7 million, resulting in a 0.6% increase in effective tax rate.
Segment and Business Unit Information

Consistent with the manner in which we review and evaluate our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by these end market applications as follows: aerospace/high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). We also have two other business units, Corporate and Other and Secondary Aluminum. The Corporate and Other business unit provides general and administrative support for our operations. The Secondary Aluminum business unit activities related to our purchase and resale of secondary aluminum formerly produced by Anglesey Aluminium Limited (“Anglesey') in which we own a 49% interest.

During the quarter ended June 30, 2013, Anglesey ceased secondary aluminum operations at its remelt and casting facility in Holyhead, Wales. Prior to the cessation of Anglesey's operations, the Secondary Aluminum business unit's activities had related to our purchase from Anglesey of 49% of its secondary aluminum production and our resale of such production to a third party. Our sales were presented net of our cost of sales because we in substance acted as a sales agent for secondary aluminum produced by Anglesey. Accordingly, we recorded Secondary Aluminum net sales and operating income of zero in the nine month periods ended September 30, 2013 and September 30, 2012.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shipments (mm lbs)	141.1	147.5	426.5	451.4
Composition of average realized third-party sales price (per pound):
Average realized third-party sales price[1]	$2.27	$2.28	$2.31	$2.32
Less: hedged cost of alloyed metal price	(0.98)	(1.03)	(1.01)	(1.07)
Average realized third-party value added revenue	$1.29	$1.25	$1.30	$1.25

Composition of net sales:
Net sales	$319.9	$335.5	$986.2	$1,046.1
Less: hedged cost of alloyed metal	(138.0)	(151.5)	(433.4)	(481.8)
Third party value added revenue	$181.9	$184.0	$552.8	$564.3

Segment Operating Income	$44.8	$62.5	$145.0	$161.7
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	1.4	0.4	6.8	0.9
Mark-to-market (losses) gains on derivative instruments	1.5	12.3	(3.4)	15.3
Workers’ compensation benefit (cost) due to discounting	—	—	0.8	(0.2)
Environmental expenses	(0.2)	(0.2)	(0.5)	(0.8)
Total non-run-rate items	2.7	12.5	3.7	15.2
Operating income excluding non-run-rate items	$42.1	$50.0	$141.3	$146.5

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

As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2013 was $7.9 million lower than operating income excluding such items for the quarter ended September 30, 2012. Lower operating income in the quarter ended September 30, 2013 reflected the impact of a continuing inventory overhang in the supply chain for non-plate aerospace products, throughput and operating cost inefficiencies related to construction projects for the new casting complex and Phase 5 expansion at the Trentwood facility in Spokane, Washington, an extended planned equipment outage at the Newark, Ohio facility, and higher major maintenance expenses during the third quarter 2013.
Operating income excluding identified non-run-rate items for the nine months ended September 30, 2013 was $5.2 million lower than operating income excluding such items for the nine months ended September 30, 2012. Lower operating income in the nine months ended September 30, 2013 reflected higher selling, general and administrative and research and development expense, less favorable manufacturing cost efficiencies and higher depreciation expense.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Aero/HS Products:
Shipments (mmlbs)	55.3		54.5		166.8		167.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net Sales	$163.9	$2.96	$167.9	$3.08	$508.6	$3.05	$523.5	$3.13
Less: hedged cost of alloyed metal	(55.0)	(0.99)	(58.2)	(1.07)	(171.7)	(1.03)	(183.0)	(1.09)
Value added revenue	$108.9	$1.97	$109.7	$2.01	$336.9	$2.02	$340.5	$2.04

GE Products:
Shipments (mmlbs)	56.6		61.4		171.5		183.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net Sales	$102.7	1.81	$115.0	1.87	$318.7	1.86	$347.7	1.89
Less: hedged cost of alloyed metal	(55.8)	(0.98)	(63.2)	(1.03)	(175.8)	(1.03)	(197.2)	(1.07)
Value added revenue	$46.9	0.83	$51.8	0.84	$142.9	0.83	$150.5	0.82

Automotive Extrusions:
Shipments (mmlbs)	16.1		15.2		47.3		48.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net Sales	$33.8	2.10	$29.8	1.96	$95.6	2.02	$97.3	2.00
Less: hedged cost of alloyed metal	(15.6)	(0.97)	(15.2)	(1.00)	(47.5)	(1.00)	(51.5)	(1.06)
Value added revenue	$18.2	1.13	$14.6	0.96	$48.1	1.02	$45.8	0.94

Other Products:
Shipments (mmlbs)	13.1		16.4		40.9		52.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net Sales	$19.5	1.49	$22.8	1.39	$63.3	1.55	$77.6	1.49
Less: hedged cost of alloyed metal	(11.6)	(0.88)	(14.9)	(0.91)	(38.4)	(0.94)	(50.1)	(0.96)
Value added revenue	$7.9	0.61	$7.9	0.48	$24.9	0.61	$27.5	0.53

Total:
Shipments (mmlbs)	141.1		147.5		426.5		451.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net Sales	$319.9	2.27	$335.5	2.28	$986.2	2.31	$1,046.1	2.32
Less: hedged cost of alloyed metal	(138.0)	(0.98)	(151.5)	(1.03)	(433.4)	(1.01)	(481.8)	(1.07)
Value added revenue	$181.9	1.29	$184.0	1.25	$552.8	1.30	$564.3	1.25
For the quarter ended September 30, 2013, Net sales of fabricated products decreased by 5% to $319.9 million, as compared to the quarter ended September 30, 2012, due primarily to a 4% decrease in shipments and a slight decrease in average realized sales price per pound. The decrease in shipments consisted of (i) an 8% decrease in GE product shipments, (ii) a 20% decrease in shipments for Other products, partially offset by (iii) a 1% increase in Aero/HS product shipments and (iv) a 6% increase in Automotive Extrusion shipments.

For the nine months ended September 30, 2013, Net sales of fabricated products decreased by 6% to $986.2 million, as compared to the nine months ended September 30, 2012, due primarily to a 6% decrease in shipments and a slight decrease in average realized sales price per pound. The decrease in shipments consisted of (i) a 7% decrease in GE product shipments, (ii) a 3% decrease in Automotive Extrusion shipments, and (iii) a 21% decrease in shipments for Other products.
Shipments of Aero/HS products in the nine months ended September 30, 2013 were adversely impacted by an inventory overhang of certain products, despite strong commercial aerospace build rates. Lower shipments of GE products in the nine months ended September 30, 2013 primarily reflected unfavorable throughput as a result of operating cost inefficiencies related to construction projects for the new casting complex and Phase 5 expansion at the Trentwood facility in Spokane, Washington. Decreases in Automotive Extrusion shipments in the nine months ended September 30, 2013 reflected a trend toward smaller anti-lock braking system parts and reduced exports of anti-lock braking system parts offset by the ramp up of new automotive extrusion programs (which accounted for the increase in the third quarter). Decreases in shipments of Other products primarily reflect the Company's focus on higher value added products.
The slight decrease in average realized sales price in the quarter and nine months ended September 30, 2013 reflects a decrease in hedged cost of alloyed metal, offset by an increase in value added revenue per pound. The increase in value added revenue per pound was primarily driven by a favorable mix in our Automotive Extrusion shipments as we ramp up our new automotive extrusion programs. However, a mix with a greater percentage of aerospace plate resulted in a decline in Aero/HS products’ value added revenue per pound compared to the prior year period.
Outlook

We expect to see some improvement in manufacturing efficiency in the fourth quarter, although not a full recovery. We will continue to experience some disruption from the construction projects and equipment downtime and anticipate that higher planned major maintenance expenses will likely offset the benefit of efficiency improvements in the fourth quarter. Although the capital investment programs at the Trentwood facility in Spokane, Washington negatively impact our results in the short-term, the longer term benefits provide additional capacity to meet heat treat plate demand growth and address critical production bottlenecks that currently impede our ability to maximize operational efficiency and flexibility. We expect normal seasonal demand weakness for general engineering, and, while we anticipate the step-change we saw for automotive applications in the third quarter will continue, we expect some downward pressure on automotive demand due to normal fourth quarter seasonal factors.

Looking further ahead into 2014, even though we expect commercial airframe builds to continue to increase to new records, we expect the inventory overhang of non-plate aerospace products in the supply chain will continue for several quarters. Further, a developing inventory overhang for aerospace plate that we have discussed for the past two quarters appears to have grown during 2013. Consequently, we expect to see short-term competitive pressure on spot prices for both general engineering plate and aerospace plate in 2014 until growing end-use demand consumes excess plate inventory in the supply chain.

We remain very positive in our long-term outlook for the Company and anticipate continued long-term growth in our overall value added revenue driven by strong demand for our Aero/HS products and Automotive Extrusions. Our focus on organic investments in capacity, capability, quality and enhanced operating efficiencies will continue to serve us well and allow us to capture additional opportunities for profitable growth in these end market applications.

Corporate and Other
Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expense	$(3.2)	$(6.3)	$(13.3)	$(19.7)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	5.6	2.9	16.9	8.9
Environmental expense	(0.2)	(0.1)	(0.5)	(0.2)
Workers’ compensation benefit due to discounting	—	—	0.1	—
Operating non-run-rate items	5.4	2.8	16.5	8.7
Operating expense excluding non-run-rate items	$(8.6)	$(9.1)	$(29.8)	$(28.4)
Corporate operating expenses excluding non-run-rate items for the quarter ended September 30, 2013 were $0.5 million lower than such expenses for the comparable period in 2012, reflecting primarily a $0.5 million decrease in employee incentive compensation expense.
Corporate operating expenses excluding non-run-rate items for the nine months ended September 30, 2013 were $1.4 million higher than such expenses for the comparable period in 2012, reflecting primarily (i) a $0.3 million increase in short-term employee incentive compensation expense and (ii) a $1.3 million increase in workers’ compensation expense primarily due to higher case and incurred but not reported reserve estimates.

Goodwill and Intangible Assets

In 2010, we acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications, in addition to other non-core end use applications. At September 30, 2013, the net book value of the Florence property, plant and equipment was $4.6 million, and the carrying value of the goodwill and intangible assets related to the Florence, Alabama facility were $3.1 million and $3.2 million, respectively. The goodwill arising from the acquisition represents the commercial opportunity for us to sell small-diameter rod, bar and wire products to our core end market segments. The identifiable intangible assets acquired in the acquisition consisted of customer relationships and backlog.

Our accounting policy is to perform an annual goodwill impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable. As of September 30, 2013, following a qualitative review of the Florence reporting unit, we performed a quantitative impairment test and determined that no impairment of its goodwill and intangible assets was required. However, given the potential for continued weakness in the current economy, customer supply chain rebalancing, changes in customer quality standards, and the resulting adverse impact  on sales volumes and product costs at the Florence, Alabama facility, it is possible that the carrying values of its related assets, including goodwill, could be impaired following the annual fourth quarter impairment test or within the next 12 months.

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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, was a net liability of $10.5 million and $8.2 million, respectively. The increase in net liability during the quarter ended September 30, 2013 was primarily due to changes in the underlying commodity prices during such quarter as well as an increase in our stock price which contributed to fluctuations in the values of the derivatives related to the Convertible

Notes. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income. Such changes in the fair value of these contracts resulted in the recognition of a $3.4 million unrealized mark-to-market loss during the nine months ended September 30, 2013. We consider this loss to be a non-run-rate item.
Deferred Tax Asset - Net
Total deferred tax asset, net was $121.1 million at September 30, 2013, compared to $161.5 million at December 31, 2012. The decrease of $40.4 million primarily reflects the expected utilization of the net operating loss carryforward for the nine months ended September 30, 2013. Included in the total deferred tax asset, net was $144.9 million and $136.9 million of deferred tax liability relating to the VEBAs at September 30, 2013 and December 31, 2012, respectively. See “Results of Operations - Deferred Tax Asset” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.
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
The fair values of financial assets and liabilities are measured on a recurring basis. We have elected not to carry all financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that we carry at fair value, as required by GAAP, include (i) our derivative instruments, (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan measured annually at December 31, and (iii) available for sale securities, consisting of commercial paper and the investments related to our deferred compensation plan.
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

Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	September 30, 2013	December 31, 2012
Available cash and cash equivalent	$224.6	$273.4
Short-term investments	115.9	85.0
	$340.5	$358.4
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	257.0	259.8
Total liquidity	$597.5	$618.2
Available cash and cash equivalents and short term investments were $340.5 million at September 30, 2013, compared to $358.4 million at December 31, 2012. The decrease was primarily driven by the payment of $20.0 million variable contribution with respect to 2012 to the VEBAs and cash outflow from investing and financing activities consisting of capital expenditures, repurchases of common stock, and the payment of quarterly dividends. These decreases were partially offset by cash inflow from operations. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with maturity period ranging from 1 day to 18 months as of September 30, 2013.

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
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of September 30, 2013, or as of December 31, 2012.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Total cash provided by (used in):
Operating activities:
Fabricated Products	$150.3	$138.2
All Other	(59.7)	(31.5)
Total cash flow from operating activities	$90.6	$106.7
Investing activities:
Fabricated Products	$(46.4)	$(25.8)
All Other	(31.0)	(73.1)
Total cash flow from investing activities	$(77.4)	$(98.9)
Financing activities:
Fabricated Products	$—	$(4.8)
All Other	(62.0)	202.8
Total cash flow from financing activities	$(62.0)	$198.0
Operating Activities
     Fabricated Products — For the nine months ended September 30, 2013, Fabricated Products segment operating activities provided $150.3 million of cash. Cash provided in the nine months ended September 30, 2013 was primarily related to $158.3 million of net income including adjustments of non-cash items, an increase in accounts payable and other accrued liabilities of $9.8 million due to an increase in general business activities including inventory purchases, partially offset by an increase in accounts receivable of $14.8 million due primarily to the recognition of a $10.7 million receivable relating to tax refund from the Canadian Revenue Agency, and an increase in inventory of $2.2 million primarily as a result of production requirements and planned equipment outages at certain production facilities.
Fabricated Products segment operating activities provided $138.2 million of cash during the nine months ended September 30, 2012. Cash provided in the nine months ended September 30, 2012 was primarily related to $153.1 million of net income including adjustments of non-cash items, a decrease in inventory of $30.2 million as a result of inventory reduction efforts and an increase in accounts payables and accrued liabilities of $9.9 million, partially offset by an increase in accounts receivable of $51.3 million partially due to the elimination of customer cash discounts.
For additional information regarding Fabricated Products operations income excluding non-run-rate items, see “Results of Operations — Segment and Business Unit Information” above.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $59.7 million and $24.6 million of cash during the nine months ended September 30, 2013 and September 30, 2012, respectively. Cash outflow from corporate and other operating activities in the nine months ended September 30, 2013 consisted primarily of payments relating to (i) general and administrative costs of $20.4 million, (ii) an annual variable VEBA contribution of $20.0 million with respect to the 2012 year, and (iii) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $14.4 million. Cash outflow from corporate and other operating activities in the nine months ended September 30, 2012 consisted primarily of payments relating to (i) general and administrative costs of $17.5 million, (ii) our short-term incentive plan in the amount of $2.4 million, and (iii) interest on the Convertible Notes and Revolving Credit Facility of $5.4 million.
Anglesey-related activities did not have any cash flow impact during the nine months ended September 30, 2013. Anglesey-related activities used $6.9 million of cash for the nine months ended September 30, 2012 reflecting changes in working capital due to timing differences between the collection of accounts receivable and payment to Anglesey. Because Anglesey has ceased its secondary aluminum operations, we will no longer have liquidity fluctuations from Anglesey activities.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2013 was $46.4 million, compared to $25.8 million of cash used during the nine months ended September 30, 2012. Cash used during the nine months ended September 30, 2013 and September 30, 2012 was primarily related to capital expenditures.
     All Other — Cash used in investing activities for All Other during the nine months ended September 30, 2013 was $31.0 million which represents $31.1 million net cash outflow relating to purchases and settlements of short-term investments and $0.6 million relating to capital expenditures, partially offset by $0.7 million of cash return to us from the State of Washington relating to workers compensation deposits. Cash used in investing activities for All Other during the nine months ended September 30, 2012 was $73.1 million which primarily represents the purchase of $79.7 million of short-term investments, partially offset by the return of $6.8 million of restricted cash.
Financing Activities
Fabricated Products — Cash used in financing activities for Fabricated Products during the nine months ended September 30, 2012 was $4.8 million which represented primarily the repayment of the outstanding principal balance of a promissory note issued in connection with our acquisition of the Florence, Alabama facility.
    All Other — Cash used in financing activities during the nine months ended September 30, 2013 was $62.0 million, representing (i) $43.9 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $17.3 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $1.0 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash provided by financing activities during the nine months ended September 30, 2012 was $202.8 million, representing (i) net proceeds of $218.4 million from the issuance of Senior Notes and (ii) $1.3 million of additional tax benefit upon vesting of employee non-vested shares, restricted stock units and performance shares, partially offset by (iii) $14.7 million of cash dividends paid to our stockholders, including holders of non-vested shares, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (iv) $2.2 million of cash used to fund minimum statutory tax withholding obligations resulting from the vesting of employee non-vested shares, restricted stock units and performance shares where participants in our equity and performance incentive plan have elected to have the Company withhold common shares to satisfy such obligations.
See “Repurchases of Common Stock” below and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility, and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any VEBA variable contribution, and planned capital expenditures and investments will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.

The table below summarizes recent availability and usage of the Revolving Credit Facility (in millions of dollars except for borrowing rate):

	September 30, 2013	October 18, 2013
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	263.9	258.8
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(6.9)	(6.9)
Net remaining borrowing availability	$257.0	$251.9
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
We have mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on September 30, 2013, the last trading date of the third quarter of 2013, holders may convert the Convertible Notes during the fourth quarter of 2013. We believe that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. While we do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015, if conversion occurs, we expect to exercise the Call Options to cover the amount of cash that we would be required to pay to the holders of the converted Convertible Notes in excess of the principal amount thereof. Furthermore, we also expect to have sufficient liquidity to repay the principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2012 for further details of the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including organic growth initiatives and value-creating acquisitions. Total capital expenditures were $47.0 million and $25.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Capital spending during the nine months ended September 30, 2013 included spending on major projects at our Trentwood facility in Spokane, Washington, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. Other projects include capital upgrades at several of our extrusion facilities to support new automotive programs that launch over the next few years and projects across our facilities to reduce operating costs, improve product quality, increase capacity, and/or enhance operational security. In total, we expect capital expenditures and investments in 2013 for Fabricated Products will be approximately $70.0 million. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or as to achievement of the operational benefits expected therefrom.

Dividends
During the nine months ended September 30, 2013 and September 30, 2012, we paid a total of $17.3 million and $14.7 million, or $0.90 and $0.75 per common share, respectively, in cash dividends to our stockholders, including the holders of non-vested shares, and in dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to approximately one half of the performance shares. Upon the termination in the third quarter of 2013 of the third-party disbursing agent agreement entered into in connection with our emergence from chapter 11 proceedings in 2006, $0.6 million of cash dividends paid in respect of our common shares held in trust by the third-party disbursing agent for distribution under our chapter 11 plan, as well as 9,001 such common shares, were returned to us at the direction of the bankruptcy court.
On October 15, 2013, we announced that our Board of Directors declared a cash dividend of $0.30 per share on our common stock to be paid on November 15, 2013 to stockholders of record at the close of business on October 25, 2013.
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
Repurchases of Common Stock
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares of which $46.9 million remained available at December 31, 2012. In April 2013, our Board of Directors approved an additional $75.0 million for stock repurchases under this program. During the nine months ended September 30, 2013, we purchased 707,077 shares of our common stock for $43.9 million pursuant to this program, leaving $78.0 million available for share repurchases as of September 30, 2013. The program may be modified or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program have been treated as treasury shares. The indenture governing our Senior Notes and the Revolving Credit Facility place limitations on, among other things, our ability to repurchase common stock.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the nine months ended September 30, 2013 and September 30, 2012, we withheld 40,075 shares and 45,801 shares of common stock, respectively, to satisfy employee tax withholding obligations. The withholding of common shares by us could be deemed a purchase of the common shares.
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
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken.
During 2012, we submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. We have begun implementation of certain approved sections of the work plan in the third quarter of 2013.
At September 30, 2013, our environmental accrual of $21.8 million represented our estimate of the incremental cost based on proposed alternatives in the final feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at our Newark, Ohio facility and certain other locations owned and formally owned by us. Once remediation actions are approved, we expect implementation could occur over a period of 30 years.
As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $19.1 million over the remediation period. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the nine months ended September 30, 2013, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 6 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we anticipate that in the first quarter of 2014 we will make a variable contribution of up to a maximum of $20.0 million with respect to 2013, subject to our final 2013 results including, among other things, cash payments associated with our capital expenditure.
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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in our critical accounting estimates and policies since December 31, 2012.

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
Total fabricated products shipments during the nine months ended September 30, 2013 and September 30, 2012 that contained firm price terms were (in millions of pounds) 87.2 and 139.0, respectively. At September 30, 2013, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2013, 2014 and 2015 and thereafter totaling approximately (in millions of pounds) 37.3, 19.0, and 1.3, respectively.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmBtu) and electricity prices (per mwh) impact our 2013 annual operating costs by approximately $4.1 million and $0.3 million, respectively.
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2013, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 78%, 82% and 58% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFOMRATION

Item 1. Legal Proceedings.
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2012 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2012.
Item 1A. Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and to Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 for information concerning risk factors. There have been no material changes in risk factors since March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2013:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2013 - July 31, 2013	—	$—	42,100	$64.11	$78.7
August 1, 2013 - August 31, 2013	689	66.74	10,700	65.84	$78.0
September 1, 2013 - September 30, 2013	3,165	69.87	—	—	$—
Total	3,854	$69.31	52,800	$64.46	N/A
__________________________

[1]
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended September 30, 2013, we withheld 3,854 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares, of which $46.9 million remained available at December 31, 2012. Our Board of Directors authorized an additional $75.0 million under this program in April 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

In addition to the common share repurchases described in the table above, upon the termination in the third quarter of 2013 of the third-party disbursing agent agreement entered into in connection with our emergence from chapter 11 proceedings in 2006, 9,001 common shares held in trust by the third-party disbursing agent for distribution under our chapter 11 plan were returned to us at the direction of the bankruptcy court.

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

Date: October 23, 2013

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