Form 10-K
period 2013-12-31
KAISER ALUMINUM CORP
filed 2014-02-18
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was approximately $1.1 billion.
As of February 11, 2014, there were 18,014,394 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including Item 1. “Business — Business Operations,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end markets we serve; developments in technology; new or modified statutory or regulatory requirements; changing prices and market conditions; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
Item 1. Business
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
Business Overview
Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. At December 31, 2013, we operated 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, we have two business units, Corporate and Other and Secondary Aluminum, which we combine into one category and refer to herein as All Other. Our Corporate and Other business unit provides general and administrative support for our operations. The Secondary Aluminum business unit activities related to our purchase and resale of secondary aluminum produced by Anglesey Aluminium Limited (“Anglesey”). We owned a 49.0% equity interest in Anglesey until we sold such interest in the fourth quarter of 2013. For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. All Other is not considered a reportable segment (see “Business Operations” below).
Through our 12 focused production facilities in North America, we primarily manufacture rolled, extruded, and drawn aluminum products to strategically serve four end market applications: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). See “Business Operations — Fabricated Products Segment” below for additional information. In 2013, we produced and shipped approximately 563.7 million pounds of semi-fabricated aluminum products from these facilities, which comprised all of our consolidated net sales of approximately $1.3 billion.

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
Over the past seven years, we have pursued significant capital spending initiatives to expand manufacturing capabilities, increase capacity and improve product capabilities, product quality, and efficiency. The most significant of these initiatives is a series of investments to more than double our capacity and expand our manufacturing capability to produce thick heat treat plate at our Spokane (Trentwood), Washington facility in order to capitalize on significant demand growth for aerospace applications.
Business Operations
Fabricated Products Segment
Overview
Our Fabricated Products segment produces rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment applications. As indicated above, the Fabricated Products segment focuses on products that strategically serve four end market applications, more particularly Aero/HS products, GE products, Automotive Extrusions and Other products. During 2013, 2012 and 2011, our North American manufacturing facilities produced and shipped approximately 563.7 million, 585.9 million, and 560.9 million pounds of fabricated aluminum products, respectively, which accounted for all of our total net sales.
For information regarding net sales, operating income and total assets of the Fabricated Products segment, see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report; such information is incorporated herein by reference.
Types of Products Produced
We have strategically chosen end market applications that allow us to utilize our core metallurgical and process technology capabilities to create value added products in markets that present opportunities for sales growth and premium pricing of differentiated products. The market for fabricated aluminum mill products is broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products used in a variety of end market applications. We participate in certain portions of the markets for flat-rolled and extruded/drawn products, focusing on highly engineered products for aerospace/high strength, general engineering, automotive and other industrial end market applications.
The table below provides shipment and sales information (in millions of dollars except for shipment information and percentages) for our end market applications:

	Year Ended December 31,
	2013		2012		2011
Shipments (mm lbs):
Aero/HS Products	224.3	40%	223.9	38%	192.0	34%
GE Products	222.5	40%	232.7	40%	220.2	39%
Automotive Extrusions	64.1	11%	62.8	11%	62.8	11%
Other Products	52.8	9%	66.5	11%	85.9	16%
	563.7	100%	585.9	100%	560.9	100%
Sales:
Aero/HS Products	$677.0	52%	$695.1	51%	$596.3	46%
GE Products	411.0	32%	441.4	33%	447.0	34%
Automotive Extrusions	129.5	10%	125.5	9%	126.9	10%
Other Products	80.0	6%	98.1	7%	131.1	10%
	$1,297.5	100%	$1,360.1	100%	$1,301.3	100%
Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish rod and bar, seamless drawn tube, hard alloy extrusions, and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand such properties as high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate, sheet, extruded shapes, and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries’ consumption of fabricated aluminum products is driven by factors that include overall levels of airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as titanium and composites. Demand has increased for thick plate with growth in monolithic construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames and skins.
     GE Products. Most of our GE products are standard catalog items sold to large metal distributors. Our GE products consist primarily of 6000-series alloy rod, bar, tube, wire, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end market applications where machining of plate, rod and bar is intensive. For example, our products are used in the enhancement and production of military vehicle, ordnances, semiconductor manufacturing cells, numerous electronic devices, after-market motor sport parts and tooling plates. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts for machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
     Automotive Extrusions. Automotive products consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for bumper systems, anti-lock braking systems, structural components and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Automotive Extrusions tend to mirror automotive build rates in North America. Additional growth for Automotive Extrusions is driven by efforts by automotive manufacturers to reduce the weight of vehicles to improve fuel efficiency by converting applications from steel to aluminum.
     Other Products. Other products consist of extruded, drawn, and cast billet aluminum products for a variety of North American industrial end uses, including consumer durables, electrical/electronic device, machinery and equipment, light truck, heavy truck and truck trailer applications. Demand growth and cyclicality for Other products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as heavy truck and truck trailer applications tracking their respective build rates.

Types of Manufacturing Processes Employed
We utilize the following manufacturing processes to produce our fabricated products:
     Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths, and various finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (0.25 inches or greater in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” sheet and plate for construction, beverage/food can, and other applications. We have focused our efforts on “heat treat” products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market applications of heat treat flat-rolled sheet and plate are for Aero/HS and GE products.
     Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened typically by stretching and cutting to length before being hardened in aging ovens. The largest end market applications for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market application for extrusions by a significant amount. However, we have strategically chosen to focus on extruded products for Aero/HS, general engineering and automotive end market applications, utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
     Drawing. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The primary purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. We primarily use drawing in connection with our Aero/HS products.
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2013 is shown below:

Location	Types of Products	Manufacturing Process
Chandler, Arizona (Extrusion)	Aero/HS	Extrusion
Chandler, Arizona (Tube)	Aero/HS	Extrusion/Drawing
Florence, Alabama	Aero/HS, GE, Other	Drawing
Jackson, Tennessee	Aero/HS, GE, Auto	Extrusion/Drawing
Kalamazoo, Michigan	Auto, GE	Extrusion
London, Ontario	Auto	Extrusion
Los Angeles, California	GE, Other	Extrusion
Newark, Ohio	Aero/HS, GE	Extrusion/Rod Rolling
Richland, Washington	GE	Extrusion
Richmond (Bellwood), Virginia	Auto, GE	Extrusion/Drawing
Sherman, Texas	GE, Auto, Other	Extrusion
Spokane (Trentwood), Washington	Aero/HS, GE	Flat Rolling

As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our Fabricated Products segment across multiple manufacturing locations, product lines, and end market applications to maximize the efficiency of product flow to customers. Purchasing is centralized for the Fabricated Products segment’s primary aluminum requirements in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.

Raw Materials
To make our fabricated products, we purchase primary aluminum ingot, sow, and recycled and scrap aluminum from third party suppliers in varying percentages depending on various market factors, including price and availability. The price for primary aluminum purchased for the Fabricated Products segment is typically based on the Average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum is typically purchased at a discount to ingot prices but can require additional processing. The average London Metal Exchange (“LME”) plus Midwest premium transaction price per pound of primary aluminum for 2013, 2012 and 2011 were $0.84 + $0.11, $0.92 + $0.10 and $1.09 + $0.07, respectively, and during these three years, the Midwest Price has ranged between approximately $0.06 to $0.12 per pound above the price traded on the LME. At February 11, 2014, the LME plus Midwest premium transaction price per pound was $0.76 + $0.20.
In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log, ingot or other intermediate material for production in lieu of purchasing such items from third-party suppliers. For example, our Newark, Ohio facility supplies billet and log to the Jackson, Tennessee facility and redraw rod to the Florence, Alabama facility.
Pricing, Metal Price Risk Management, and Hedging
As noted above, we purchase primary and secondary aluminum, our principal raw material, on a floating price basis typically based on the Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuation through to our customers. We manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics, and change in underlying aluminum price is a significant factor influencing changes in competitive spot prices. This pricing mechanism typically allows us to pass metal price risk through to the customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase.

•
Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum, such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass metal price risk through to the customer.

•
Firm price. Some of our customers who commit to volumes and timing of delivery pay a firm price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were 119.8, 178.8, and 157.0 (in millions of pounds) during 2013, 2012 and 2011, respectively.

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
     Aero/HS Products. Approximately 51% of our Aero/HS product shipments are sold to metal distributors with the remainder sold directly to end market application customers. Sales are made primarily under contracts (with terms spanning from one year to ten years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China. Primary demand drivers for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
     Automotive Extrusions. Our Automotive Extrusions are sold primarily to first tier automotive suppliers under multi-year sales agreements. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales organization. Key demand drivers for our Automotive Extrusions include the level of North American light vehicle manufacturing and increased use of aluminum extrusions in vehicles for fuel efficiency and in response to increasingly strict governmental standards.
     Other Products. Other products are primarily sold directly to industrial end users under medium-term sales contracts. Almost all sales of these products occur through direct channels using a North American direct sales force, often working closely with our technical sales organization. Demand for industrial products is linked to the overall strength of the U.S. industrial economy.
Customers
In 2013, our Fabricated Products segment had approximately 900 customers. The largest, Reliance Steel & Aluminum (“Reliance”), and the five largest customers for fabricated products accounted for approximately 23% and 47%, respectively, of our net sales in 2013. While the loss of Reliance as a customer would have a material adverse effect on us, we believe that our longstanding relationship with Reliance is good and that the risk of losing Reliance as a customer is remote.
Research and Development
We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Spokane (Trentwood), Washington facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. See Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information about our research and development costs.
The combination of our research and development work and concurrent product and process development within our production operations has resulted in the creation and delivery of value added KaiserSelect® products.
All Other

All Other consists of our Corporate and Other and Secondary Aluminum business units. All Other is not considered a reportable segment.
Corporate and Other. This business unit provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations.
Secondary Aluminum. The Secondary Aluminum business unit activities related to our purchase and resale to a third party of secondary aluminum produced by Anglesey until Anglesey ceased its remelt and casting operations at its facility in Holyhead, Wales in the quarter ending June 30, 2013. Because we in substance acted as a sales agent for secondary aluminum produced by Anglesey, our sales were presented net of our cost of sales. Accordingly, we reported net sales and operating income of zero in 2013, 2012 and 2011.
We owned a 49.0% interest in Anglesey until we sold such interest in the quarter ended December 31, 2013 for a de minimis amount. Because the carrying value of our ownership interest in Anglesey was zero, we recorded a de minimis gain on the sale.
Segment and Geographical Area Financial Information
The information set forth in Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report regarding our GAAP reporting segment and the geographical areas in which we operate is incorporated herein by reference.
Competition
The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competitors by pursuing “Best in Class” customer satisfaction, which is driven by quality, availability, service, and delivery performance, and having a broad product offering, including the products in our Kaiser Select® product line.
Our primary competitors in the global heat treated flat-rolled products are Alcoa and Constellium. In the extrusion/drawn market, we compete with many regional participants, as well as larger companies with a national presence, such as SAPA and Alcoa. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages.
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
In addition, our fabricated aluminum products compete with products made from other materials, such as steel, titanium and composites, for various applications, including aircraft and automotive manufacturing. The willingness of customers to accept other materials in lieu of aluminum and the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect our results of operations.
For heat treat plate and sheet products, particularly for aerospace applications, new competition is limited by technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience. Further, use of plate and sheet in safety critical applications make quality and product consistency critical factors. Suppliers must pass a rigorous qualification process to sell to airframe manufacturers. Additionally, significant investment in infrastructure and specialized equipment is required to supply heat treat plate and sheet.
We maintain a competitive advantage by using application engineering and advanced process engineering to distinguish our company and our rolled and extruded/drawn products. In combination, our application and process engineering and our expertise in metallurgy and manufacturing process control allow us to manufacture products that are differentiated from the majority of our competitors. In particular, our differentiated KaiserSelect® products are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste, and, in many cases, lower cost for our customers.
Employees
At December 31, 2013, we employed approximately 2,650 people, of which approximately 2,590 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.
The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts. As indicated below, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL — CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”).

Contract
Location	Union	Expiration Date
Chandler, AZ (Tube)	USW	Mar 2015
Chandler, AZ (Extrusion)	Non-union	—
Florence, AL	USW	Mar 2014
Jackson, TN	Non-union	—
Kalamazoo, MI	USW	Feb 2016
London, Ontario	USW Canada	Feb 2015
Los Angeles, CA	Teamsters	Apr 2015
Newark, OH	USW	Sep 2015
Richland, WA	Non-union	—
Richmond (Bellwood), VA	USW/IAM	Nov 2017/Nov 2017
Sherman, TX	IAM	Dec 2016
Spokane (Trentwood), WA	USW	Sep 2015
Environmental Matters
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations.
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data,” of this Report.
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

•	KAIC owns 100% of the ownership interests of each of:

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

•
Kaiser Aluminium Mill Products, Inc., a Delaware corporation, which engages in market development and commercialization and distribution of our products in Europe and, until the second quarter of 2013, also purchased and resold products produced by Anglesey.

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
Item 1A. Risk Factors
     This Item may contain statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. “Business — Forward-Looking Statements” for cautionary information with respect to such forward-looking statements. Such cautionary information should be read as applying to all forward-looking statements wherever they appear in this Report. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary from those in forward-looking statements as a result of a number of factors including those we discuss in this Item and elsewhere in this Report. In addition to the factors discussed elsewhere in this Report, the risks described below are those that we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial position, results of operations and cash flows as well as the trading price of our common stock.
We have experienced and continue to experience the effects of global economic uncertainty.
The U.S. and global economies continue to experience a period of uncertainty with wide-ranging effects, including:

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

•	substantial fluctuations in consumer spending that have at times reduced the demand for some applications that use our products;

•	destocking and restocking of inventory levels throughout the supply chain for certain of our products;

•	our inability to achieve the level of growth or other benefits anticipated from our acquisitions and other strategic investments, and the integration of acquired businesses;

•	increases in our costs, including the cost of energy, raw materials and freight, which we may not be able to pass entirely through to our customers;

•
pressure to reduce defense spending, which reductions could affect demand for our products used in defense applications, as the U.S. and foreign governments are faced with competing national priorities; and

•	the inability to predict with any certainty the success or failure of efforts to reduce government deficit spending or the scope, nature or effect of such efforts.
We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
We operate in a highly competitive industry.
The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price, service, and delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including more efficient technologies or lower or more stable raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price either during periods when the currency exchange rates favor foreign competition or through a process of dumping those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on a core group of significant customers.
In 2013, our largest fabricated products customer, Reliance Steel & Aluminum Company, accounted for approximately 23% of our fabricated products net sales, and our five largest customers accounted for approximately 47% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial position of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
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
We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical. The aerospace industry is historically driven by the demand for new commercial aircraft. Demand for commercial aircraft is influenced by trends in airline passenger traffic and increasing global travel, normal replacement of older aircraft, accelerated replacement of fuel inefficient aircraft, airline industry profitability, the state of the U.S. and global economies, the effects of terrorism, and numerous other factors, including safety concerns with newly introduced aircraft, any of which could result in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, financial uncertainty in the industry, inadequate liquidity of certain airline companies, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
Our products are used in a wide variety of military applications, including military jets, armored vehicles and ordnance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. In recent years, the demand for our products for defense-related applications arose from the conflicts in Iraq and Afghanistan. Such conflicts and similar events are unplanned and unpredictable. Virtually all U.S. troops have been withdrawn from Iraq and Afghanistan, which permits reductions in the level of defense spending. With significant pressure to reduce defense spending as the U.S. and foreign governments are faced with competing national priorities, reductions in defense spending could reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.
Our customers may reduce their demand for aluminum products in favor of alternative materials.
Our fabricated aluminum products compete with products made from other materials, such as steel, titanium, and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight with the use of aluminum, may revert to steel for certain applications. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for our products, particularly our aerospace and high strength products and Automotive Extrusions, and thus adversely affect our financial position, results of operations and cash flows.
Downturns in the automotive and ground transportation industries could adversely affect our business.
The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy duty vehicles and trailers, particularly by U.S. manufacturers, could adversely affect the demand for our products and have a material adverse effect on our financial position, results of operations and cash flows. Additionally, in recent years, several North American automotive related manufacturers and first tier suppliers experienced severe financial difficulty, including bankruptcy, with serious effects on the conditions of markets that directly affect the demand for our products. If other North American automotive-related manufacturers and first tier suppliers experience similar financial difficulties or bankruptcy, there again could be serious effects on such markets, which could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in consumer demand for particular motor vehicles could adversely affect our business.
Sensitivity to energy costs and consumer preferences can influence consumer demand for motor vehicles that have a higher content of the aluminum Automotive Extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.
We face pressure from our automotive customers on pricing.
Cost cutting initiatives that our automotive customers have adopted generally result in downward pressure on pricing, and our automotive customers typically seek agreements requiring reductions in pricing over the period of production. Pricing pressure may intensify as North American automobile manufacturers continue to aggressively pursue cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset any required price reductions, our financial position, results of operations and cash flows could be adversely impacted.
Reductions in demand for our products may be more severe than, and may occur prior to reductions in demand for, our customers’ products.
Customers purchasing our fabricated aluminum products, such as those in the cyclical aerospace industry, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically reduce or eliminate their demand for our products and meet the reduced demand for their products using their own inventory without replenishing that inventory, which results in a reduction in demand for our products that is greater than the reduction in demand for their products. This amplified reduction in demand for our products in the event of a downturn in our customers’ respective businesses (destocking) may adversely affect our financial position, results of operations and cash flows.
Our business is subject to unplanned business interruptions which may adversely affect our business.
The production of fabricated aluminum products and aluminum is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, labor disruptions, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities, particularly interruptions at our Spokane (Trentwood), Washington facility where our production of plate and sheet is concentrated, could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our $225.0 million of 8.250% Senior Notes due 2020 ("Senior Notes") contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of financing.
In addition, a payment default, or an acceleration following an event of default, under our revolving credit facility, our indenture for our 4.5% Cash Convertible Senior Notes due 2015 ("Convertible Notes") or our indenture for our Senior Notes, could trigger an event of default under the others, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our debt obligations, including the Senior Notes and our Convertible Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes and Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Senior Notes and Convertible Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
The conditional conversion features of our Convertible Notes, if triggered and exercised, may adversely affect our financial position, operating results and cash flows.
In the event the conditional conversion features of our Convertible Notes are triggered, holders of such notes are entitled to convert such notes at any time during specified periods at their option. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on December 31, 2013, the last trading date of the fourth quarter of 2013, a conditional conversion feature of the Convertible Notes was triggered, enabling holders to convert their Convertible Notes during the first quarter of 2014. The Company believes that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. However, if one or more holders elect to convert their notes, we would be required to settle our conversion obligation through the payment of cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operation and cash flows.
The convertible note hedge and warrant transactions that we entered into in connection with the issuance of our Convertible Notes may affect the market price of our common stock.
In connection with the issuance of our Convertible Notes, we entered into privately negotiated transactions whereby we purchased cash-settled call options relating to shares of our common stock and sold to the same option counterparties net-share-settled warrants relating to our common stock.
We understand that the option counterparties and/or their affiliates have entered into various derivative transactions with respect to our common stock in order to hedge their exposure to fluctuations and volatility in the price of our common stock and that the option counterparties and/or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of our Convertible Notes (and are likely to do so during any settlement averaging period related to a conversion of our Convertible Notes). The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. A default or other failure to perform, or a termination of obligations, by one of the option counterparties could materially and adversely affect our financial position and results of operations. We can provide no assurances as to the financial stability or viability of any of the option counterparties.
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
As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our Kaiser Production System, which involves the integrated application of continuous improvement tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short- to medium-term, we may not be able to continue to reduce cost and increase productivity over the long term.
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
Legislation on derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (“OTC”) derivatives products to hedge our risks relating to primary aluminum prices, energy prices, and foreign currency. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. If regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place and may otherwise affect our business.
From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy certain covenants, or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. The credit worthiness of hedging counterparties is inherently difficult to assess and can change quickly and dramatically, as demonstrated by the significant trading losses and bankruptcies of some large financial institutions in recent years. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors, in the countries in which we operate, service customers or purchase raw materials.
Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, in the countries in which we operate, service customers or purchase raw materials could affect our revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Canadian dollar and Euro, may affect our profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.
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
A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO, CLC (“USW”), covering seven of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 62% of our employees at December 31, 2013. Contracts at our manufacturing locations expire in 2014 through 2017. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
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
We are sometimes exposed to product liability claims. While we generally maintain insurance against many product liability risks, a successful claim that is not insured, exceeds our available insurance coverage, or is no longer fully insured as a result of the insolvency of one or more of the underlying carriers could have a material adverse effect on our financial position, results of operations and cash flows.

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
A component of our growth strategy is to acquire fabricated products assets in order to complement our product portfolio. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and support our growth, many of which are beyond our control. Risks associated with acquisitions include those relating to:

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
Our success will depend in part upon our proprietary technology and processes. Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate, particularly in foreign countries where the laws may offer significantly less intellectual property protection than is offered by the laws of the United States. In addition, any attempts to enforce our intellectual property rights, even if successful, could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. The unauthorized use of our intellectual property may adversely affect our results of operations as our competitors would be able to utilize such property without having had to incur the costs of developing it, thus potentially reducing our relative profitability. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business, or we may be unable to obtain license agreements on acceptable terms, either of which could negatively affect our financial position, results of operations and cash flows.
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
Our effective income tax rate or the amount of our required tax payments could increase and materially adversely affect our business.
We operate in multiple tax jurisdictions and pay tax on our income according to the tax laws of these jurisdictions. Various factors, some of which are beyond our control, determine our effective tax rate and/or the amount of tax we are required to pay, including changes in or interpretations of tax laws in any given jurisdiction, our ability to use net operating losses and tax credit carryforwards and other tax attributes, changes in geographical allocation of income and expense, and our judgment about the realizability of deferred tax assets. Changes to our effective tax rate and/or the amount of tax we are required to pay could materially adversely affect our financial position, liquidity, results of operations and cash flows.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of December 31, 2013, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the Nasdaq Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
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

•	unanticipated interruptions of our operations, including variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations; and

•	U.S. and global economic conditions.
Our annual variable payment obligations to two voluntary employees beneficiary associations ("VEBAs") are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
We are obligated to make annual payments to the VEBAs that provide benefits for certain eligible retirees and their spouses and eligible dependents calculated in part on our profitability, and therefore, not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to the VEBAs is capped at $20 million in the aggregate and is subject to other limitations. As a result of these variable payment obligations, our cash flows may be reduced. Our obligation to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the “Union VEBA”) terminates on September 30, 2017 and is capped at $17.1 million. In the future, groups representing our current and future retired hourly employees, or the Union VEBA itself, may seek to extend our obligation to the Union VEBA beyond the current termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows. Our obligation to the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the "Salaried VEBA") has no express termination date and is capped at $2.9 million.

The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.
Certain investment funds, advisers and organizations own greater than 5% of our outstanding common stock as of December 31, 2013. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our stockholders, debt holders and other stakeholders.
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
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the ongoing purchase of our shares, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, and anticipated cash requirements. We can give no assurance that dividends will be declared and paid or that dividends will not be reduced in the future. Additionally, our revolving credit facility and the indenture for our Senior Notes restrict our ability to pay dividends and repurchase our common shares.
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
Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation restricts certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. The general effect of these transfer restrictions, which were put in place to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding the location, size and ownership of our principal plants as of December 31, 2013 is below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	115,000	Owned/Leased[1]
Chandler, Arizona (Tube)	93,000	Owned/Leased[2]
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[3]
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[4]
Richmond (Bellwood), Virginia	430,000	Owned
Sherman, Texas	313,000	Owned
Spokane (Trentwood), Washington	2,866,000	Owned/Leased[5]
Total	6,630,000
___________________________________

[1]
The Chandler, Arizona (Extrusion) facility is subject to a land lease with a lease term that expires in 2023. We have certain extension rights in respect of the Chandler, Arizona (Extrusion) land lease. The facility is owned by us and is not subject to any leases.

[2]
The Chandler, Arizona (Tube) facility is subject to a land lease with a lease term that expires in 2033. We have certain extension rights in respect of the Chandler, Arizona (Tube) land lease. The facility is owned by us and is not subject to any leases.

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
Our corporate headquarters, located in Foothill Ranch, California, consists of 28,000 square feet at December 31, 2013, and is subject to a lease that expires in 2016.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
The following table sets forth the high and low closing sale prices of our common stock for each quarterly period for fiscal years 2013 and 2012:

	High	Low
Fiscal 2013
First quarter	$65.03	$60.77
Second quarter	$65.44	$58.75
Third quarter	$71.96	$62.31
Fourth quarter	$73.03	$65.23
Fiscal 2012
First quarter	$52.46	$46.82
Second quarter	$52.57	$46.62
Third quarter	$59.15	$49.42
Fourth quarter	$61.75	$56.27
Holders
As of February 11, 2014, there were approximately 708 holders of record of our common stock.
Dividends
We declare and pay regular quarterly cash dividends to holders of our common stock, including holders of restricted stock. We also pay quarterly dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares. Total cash dividends (and dividend equivalents) paid in 2013, 2012 and 2011 were $1.20 per share (or $23.0 million), $1.00 per share (or $19.6 million) and $0.96 per share (or $18.9 million), respectively.
On January 14, 2014, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.35 per common share, or $6.4 million (including dividend equivalents), which was paid on February 14, 2014 to stockholders of record at the close of business on January 24, 2014.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our 8.250% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000® index and (ii) the S&P SmallCap 600® index. The graph assumes (i) an initial investment of $100 as of December 31, 2008 and (ii) reinvestment of all dividends. We are a component of both the Russell 2000® index and the S&P SmallCap 600® index. The performance graph is not necessarily indicative of future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kaiser Aluminum Corporation, the S&P Smallcap 600® Index, and the Russell 2000® Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Kaiser Aluminum Corporation
S&P Smallcap 600®
Russell 2000®

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2013:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
October 1, 2013 - October 31, 2013	—	$—	235,700	$67.33	$62.1
November 1, 2013 - November 30, 2013	—	—	185,000	66.69	$49.8
December 1, 2013 - December 31, 2013	—	—	104,300	68.43	$117.6
Total	—	$—	525,000	$67.32	N/A
_________________________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended December 31, 2013, we did not withhold any shares of common stock to satisfy employee tax withholding obligations. When shares are withheld, all such shares are canceled by us on the applicable vesting dates or dates on which income to the employees is recognized, and the number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Share repurchases are pursuant to a stock repurchase program authorized by our Board of Directors. During 2013, our Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013. As of December 31, 2013, $117.6 million remained available for share repurchases under this program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions of dollars, except shipments, average realized sales price and per share amounts)
Net sales	$1,297.5	$1,360.1	$1,301.3	$1,079.1	$987.0
Net income	$104.8	$85.8	$25.1	$12.0	$70.5
Basic income per share:
Net income per share	$5.56	$4.49	$1.32	$0.61	$3.51
Diluted income per share:
Net income per share	$5.44	$4.45	$1.32	$0.61	$3.51
Shipments (mm lbs)	563.7	585.9	560.9	514.6	542.4
Average realized sales price (per lb)	$2.30	$2.32	$2.32	$2.10	$1.82
Cash dividends declared per common share	$1.20	$1.00	$0.96	$0.96	$0.96
Capital expenditures	$70.4	$44.1	$32.5	$38.9	$59.2
Depreciation and amortization expense	$28.1	$26.5	$25.2	$19.8	$16.4

	December 31,
	2013	2012	2011	2010	2009
Total assets	$1,770.9	$1,752.5	$1,320.6	$1,318.9	$1,054.6
Cash and short term investment	$299.0	$358.4	$49.8	$135.6	$30.3
Long-term borrowings (at face value), including amounts due within one year	$400.0	$400.0	$179.7	$188.0	$7.0

In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
     2013:

•
We reached a settlement with the Canada Revenue Agency Competent Authority for the 1998-2004 tax years, and as a result, booked a cash tax benefit of $7.6 million, of which $6.1 million had been received as of December 31, 2013. In addition, we signed an advance pricing agreement with the Canada Revenue Agency, which resulted in an additional cash tax benefit of $2.9 million, which is expected to be refunded within the next 12 months.

•	We recorded $3.9 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative instruments.

•	We repurchased 1,232,077 shares of our common stock at the weighted average price per share of $64.35. The total cost of $79.3 million was recorded as Treasury Stock.

•
We recorded $22.5 million of net periodic pension benefit income relating to two voluntary employee's beneficiary associations that provide benefits for certain eligible retirees and their spouses and eligible dependents (the “VEBAs”).

•	We recorded a variable cash contribution payable to the VEBAs of $16.0 million with respect to calendar year 2013, which will be paid in the first quarter of 2014.
2012:

•	We issued $225.0 million principal amount of 8.250% Senior Notes due 2020, resulting in proceeds of $218.4 million net of $6.6 million of initial transaction fees.

•	We recorded $16.0 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative instruments.

•
Our Board of Directors released stock transfer restrictions on 2,202,495 shares of our common stock owned by the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the “Union VEBA”), at a weighted-average price of $49.31 per share, thereby increasing Union VEBA assets by $108.6 million and increasing Stockholders' equity by $67.3 million (net of tax).

•	We recorded $11.9 million of net periodic pension benefit income relating to our two VEBAs.

•	We recorded a variable cash contribution payable to the VEBAs of $20.0 million with respect to calendar year 2012, which was paid in the first quarter of 2013.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. “Risk Factors” each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Management Review of 2013 and Outlook for the Future;

•	Results of Operations;

•	Certain Information Related to Our Significant Tax Attributes;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Report.
In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, energy prices, our stock price and currency exchange rates. For a reconciliation of operating income excluding non-run-rate items to operating income, see “Results of Operations-Segment and Business Unit Information” below.
We also provide information regarding value added revenue. Value added revenue represents net sales less the hedged cost of alloyed metal. A fundamental part of our business model is to mitigate the impact of aluminum price volatility through pricing policies that allow us to pass metal cost fluctuations through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal cost fluctuations through to our customers due to firm-price customer sales agreements that specify the underlying metal price plus a conversion price. As a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue (including average realized value added revenue, third party value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see “Results of Operations Segment and Business Unit Information” below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products (which we refer to as Aero/HS products); general engineering products (which we refer to as GE products); extrusions for automotive applications (which we refer to as Automotive Extrusions); and other industrial products (which we refer to as Other products). We operate twelve focused production facilities in North America to serve a global customer base. We have one operating segment, Fabricated Products. See “Results of Operations Segment and Business Unit Information” below.
Our highly engineered products are manufactured to meet demanding requirements of aerospace/high strength, general engineering, automotive and other industrial end market applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including products in our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste, and, in many cases, lower cost for our customers.
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes, larger payloads and focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We believe the strength of overall plate demand is demonstrated by the current eight-year backlog for the two primary manufacturers of commercial aircraft.
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to be a demand driver for our aerospace/high strength products.
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
We expect the 2014 North American automotive sector build rates to increase approximately 3.8% over 2013 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2012, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 2.6% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader manufacturing economic environment.
Management Review of 2013 and Outlook for the Future
Overall, our Fabricated Products shipment volumes in 2013 decreased 4% as compared to 2012. Volume for aerospace applications, after increasing significantly to a record level in 2012, maintained a similar pace in 2013 on continued strong aerospace plate demand, dampened by excess customer inventory of some aerospace products. Shipments of Automotive Extrusions increased as we launched several new automotive programs. This was offset by weaker shipments of GE products as GE plate production was impacted by throughput inefficiencies related to major construction projects at our Spokane (Trentwood), Washington facility.
Our average realized prices decreased slightly in 2013 reflecting lower underlying hedged, alloyed metal prices, which are passed through to customers, offset by higher value added revenue per pound. Value added revenue per pound increased as automotive extrusion sales with improved pricing grew in 2013.
In 2013, we (i) continued our investment initiatives to further enhance our manufacturing platform including the Phase 5 expansion to increase aerospace plate capacity and a new casting complex at our Spokane (Trentwood), Washington facility to expand our rolling ingot capacity and reduce costs, (ii) launched several new automotive extrusion programs, (iii) expanded our product offering of KaiserSelect® products to meet the needs and specifications of our customers, and (iv) returned $102.3 million to stock holders through quarterly dividends and stock repurchases.

Outlook
The long-term prospects for Aero/HS products remain strong. The backlog for Boeing and Airbus deliveries grew to a new record high in 2013, providing impetus for increasing build rates for several years into the future. We continue to expect strong demand growth for our products, particularly for aerospace plate, driven by increasing build rates, larger airframes, and continued conversion to monolithic design. While near-term commercial airframe build rates are increasing, an inventory overhang developed for aerospace plate during 2013. We believe most of the excess supply chain inventory of aerospace plate will be consumed during 2014, dampening industry demand for aerospace plate from plate producers.
As it relates to the outlook for Kaiser, we expect a modest increase in aerospace plate shipments in 2014, despite the industry-wide de-stocking of aerospace plate inventory in the supply chain. However, we expect competitive pricing pressure in 2014, particularly on our sales of aerospace and general engineering plate sold on a spot basis as competitors impacted by the aerospace plate de-stocking attempt to fill their capacity. Additionally, we expect to see improved shipments of our non-plate aerospace products as the excess supply-chain inventory of such products that persisted in 2013 abates in 2014.
We continue to be optimistic about long-term automotive growth opportunities attributable to increasing aluminum extrusion content and higher build rates. In 2014, we expect to launch several new programs for anti-lock braking systems, crash management systems and various structural applications. As these programs come on line, our content per vehicle will grow, further increasing our shipments and value added revenue for Automotive Extrusions to a new record level.
With current visibility, we anticipate modestly stronger general engineering demand and shipments in 2014, although competitive price pressure on spot sales of general engineering plate will offset some of the benefit from increased volume. However, given the relatively lean inventories at service center customers, we could see accelerated improvement in demand for these products if the U.S. manufacturing economy demonstrates higher levels of sustainable growth.

During the first half 2014, and more specifically during the first quarter, we anticipate higher costs and inefficiencies related to the installation and subsequent ramp-up of the new casting complex at our Spokane (Trentwood) Washington facility in addition to the ramp-up of the Phase 5 heat treat plate expansion and preparation for the launch of several new automotive programs. We expect to begin realizing the benefits of these investments through improved manufacturing efficiencies as these projects reach full production status in the second half 2014.
Looking beyond 2014, we are well positioned in attractive, growing markets, particularly for aerospace and automotive end uses. We expect to realize growing benefits from our previous investments in capacity, quality and efficiency, and we have a strong manufacturing platform for capital-efficient investments to allow us to capture additional opportunities for profitable growth in these end market applications.
Results of Operations
Fiscal 2013 Summary

•
Our operating income for 2013 was $173.3 million, which included items that we consider to be non-run-rate, which totaled to a benefit of $27.4 million, primarily related to non-cash net periodic pension benefit income of $22.5 million relating to two voluntary employee's beneficiary associations that provide benefits for certain eligible retirees and their spouses and eligible dependents (“the VEBAs”). (See “Segment and Business Unit Information” for further discussion of our operating income before non-run-rate items below.)

•
Net income for 2013 was $104.8 million, which included the non-run-rate items as discussed above. (See "Segment and Business Unit Information" below for further discussion on additional non-run-rate items.) Net income for 2013 also included various tax settlements and a full year of cash and non-cash interest expense relating to our Senior Notes.

•
Our effective tax provision rate for 2013 was 26.8% after taking into account a $10.5 million cash tax benefit relating to an audit settlement with the Canada Revenue Agency ("CRA") and a tax benefit in connection with a new advance pricing agreement with the CRA (see discussion in “Consolidated Selected Operational and Financial Information - Income Tax Provision” below).

•
We had combined cash balances, short-term investments, and net borrowing availability under our revolving credit facility (with no borrowings thereunder outstanding) of approximately $552.1 million as of December 31, 2013.

•	We invested $70.4 million in capital spending (see “Capital Expenditures and Investments” below).

•	We paid a variable cash contribution of $20.0 million to the VEBAs.

•
We paid a total of approximately $23.0 million, or $1.20 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.

•
We repurchased 1,232,077 shares of common stock in 2013 for a total cost of $79.3 million. Share repurchases were pursuant to a stock repurchase program authorized by our Board of Directors. During 2013, our Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013.

Consolidated Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report. See Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding segments.
          Net Sales. We reported Net sales for 2013 of $1,297.5 million, compared to $1,360.1 million for 2012 and $1,301.3 million for 2011. As more fully discussed below, the decrease in Net sales during 2013 was the result of lower Fabricated Products segment shipment volume and lower average realized sales price per pound. Lower average realized sales price in 2013 reflected lower hedged, alloyed metal prices, mostly offset by higher value added revenue per pound as compared to 2012.
The increase in Net sales during 2012 compared to 2011 was primarily due to an increase in Fabricated Products segment shipments. The average realized sales price per pound compared to the prior year was flat reflecting higher value added revenue offset by lower underlying metal prices.

Fluctuations in underlying primary aluminum market prices do not necessarily impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2013 totaled $1,038.9 million, or 80% of Net sales, compared to $1,116.2 million, or 82% of Net sales, in 2012 and $1,129.0 million, or 87% of Net sales, in 2011. See "Segment and Business Unit Information" below for a detailed discussion of the comparative results of operations for 2013, 2012 and 2011.
Unrealized (gains) losses on derivative instruments. Unrealized (gains) losses on derivative instruments were $(0.7) million, $(15.2) million and $29.9 million for 2013, 2012 and 2011, respectively. Such unrealized (gains) losses are primarily due to changes in underlying commodity prices as well as derivative settlements and are related to our operational hedges to mitigate our exposure to changes in prices for certain products sold and consumed by us and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates.
        Depreciation and Amortization. Depreciation and amortization for 2013 was $28.1 million compared to $26.5 million for 2012 and $25.2 million for 2011. Depreciation and amortization expense increased in 2013 compared to 2012 primarily due to additional Construction in progress being placed in service during 2013 in connection with our casting complex and Phase 5 expansion at the Spokane (Trentwood), Washington facility. Depreciation and amortization increased in 2012 compared to 2011 primarily due to additional Construction in progress being placed in service during 2012 in connection with expansion projects at various facilities.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $57.9 million in 2013 compared to $62.2 million in 2012. The decrease during 2013 was primarily due to (i) a $10.6 million increase in periodic pension benefit income with respect to the VEBAs, offset by (ii) a $3.1 million increase in general administrative expenses primarily related to employee compensation, (iii) a $1.7 million increase in selling and advertising expense to support further growth, and (iv) a $1.4 million increase in research and development expense as we continue to invest in research and development initiatives.
Selling, administrative, research and development, and general expense totaled $62.2 million in 2012 compared to $62.7 million in 2011. The slight decrease during 2012 was primarily due to (i) a $5.9 million increase in periodic pension benefit income with respect to the VEBAs as a result of changes in actuarial assumptions and (ii) a $2.1 million decrease in environmental expense, offset by (iii) a $5.5 million increase in employee compensation expense related primarily to our incentive programs as a result of improved operating results, (iv) a $1.2 million increase in workers' compensation expense due to increases in case reserves in 2012, and (v) a $0.7 million increase in expense relating to our deferred compensation plan as a result of mark-to-market gains on deferred compensation assets in 2012.
     Other Operating Charges (Benefits). Other operating charges (benefits) were $4.5 million and $(0.2) million for 2012 and 2011, respectively. Other operating charges for 2012 consisted primarily of $4.4 million of impairment charge on two presses that were a part of idled assets. There were no Other operating charges or benefits in 2013.
     Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our debt instruments and our Revolving Credit Facility, net of capitalized interest. Interest expense was $35.7 million, $29.1 million and $18.0 million for 2013, 2012 and 2011, respectively, net of $3.4 million, $1.7 million and $1.3 million of interest capitalization to Construction in progress. Non-cash amortization of the discount on our 4.5% Cash Convertible Senior Notes due 2015 ("Convertible Notes") accounted for $8.2 million, $7.3 million and $6.6 million of the total interest expense in 2013, 2012 and 2011. Interest expense in 2013 and 2012 was primarily related to interest expense incurred on our Convertible Notes and our 8.250% Senior Notes due 2020 ("Senior Notes"). The increase in interest expense in 2013 compared to interest expense in 2012 is primarily due to a full year of interest related to our Senior Notes. Interest expense in 2011 was primarily related to interest incurred on the Convertible Notes.
     Other Income, Net. Other income, net was $5.6 million for 2013, compared to $2.8 million for 2012 and $4.3 million for 2011. Other income, net primarily consists of unrealized gains (losses) associated with our hedges relating to the Convertible Notes. See Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information.
     Income Tax Provision. The income tax provision for 2013 was $38.4 million, or an effective tax rate of 26.8%. The difference between the effective tax rate and the projected blended statutory tax rate for 2013 was primarily due to (i) a decrease in unrecognized tax benefits, including interest and penalties, of $4.4 million, resulting in a 3.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years, (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $4.6 million, resulting in a 3.2% decrease in the effective rate due to an expiration of a statute of limitations with a taxing authority, (iii) a decrease from a bilateral advance pricing agreement between Canada and the U.S. for $2.9 million, resulting in a 2.0% decrease in the effective tax rate and (iv) a decrease from an audit settlement with the CRA for $5.3 million, resulting in a 3.7% decrease in the effective tax rate.
As a result of the audit settlement and advance pricing agreement with the CRA, a tax benefit of $10.5 million, which represents amounts previously paid against Canadian accrued taxes, was recorded to Other receivables, of which, $6.1 million of cash refunds has been received by the Company as of December 31, 2013.
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
Derivatives
See Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for disclosure regarding our derivatives.
Fair Value Measurements
See Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for disclosure regarding our fair value measurements.
Deferred Tax Asset
See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for disclosure regarding our deferred tax asset.
Segment and Business Unit Information

Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by the end market applications as follows: Aero/HS products, GE products, Automotive Extrusions, and Other products.
We also have two other business units, Corporate and Other and Secondary Aluminum. The Corporate and Other business unit provides general and administrative support for our operations. The Secondary Aluminum business unit activities related to our purchase and resale of secondary aluminum produced by Anglesey Aluminium Limited ("Anglesey") until Anglesey ceased secondary aluminum production in the second quarter of 2013. We owned a 49% equity interest in Anglesey until we sold such interest in the fourth quarter of 2013.
For purposes of segment reporting under United States generally accepted accounting principles ("GAAP"), we treat the Fabricated Products segment as a reportable segment and combine the two other business units, Corporate and Other and Secondary Aluminum, into one category, which we refer to as All Other. All Other is not considered a reportable segment.
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Shipments (mmlbs)	563.7	585.9	560.9
Composition of average realized sales price (per pound):
Average realized sales price[1]	$2.30	$2.32	$2.32
Less: hedged cost of alloyed metal	(1.00)	(1.06)	(1.17)
Average realized value added revenue	$1.30	$1.26	$1.15

Composition of net sales:
Net sales	$1,297.5	$1,360.1	$1,301.3
Less: hedged cost of alloyed metal	(563.9)	(623.9)	(657.1)
Third party value added revenue	$733.6	$736.2	$644.2

Segment operating income	$188.6	$190.8	$83.6
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	7.4	(2.3)	(0.2)
Mark-to-market gains (losses) on derivative instruments	0.7	15.2	(29.9)
Workers’ compensation benefit (cost) due to discounting	1.1	(0.2)	(3.1)
Restructuring benefits	—	—	0.3
Asset impairment charges	—	(4.4)	—
Environmental expenses[3]	(4.0)	(1.1)	(1.7)
Total non-run-rate items	5.2	7.2	(34.6)
Operating income excluding non-run-rate items	$183.4	$183.6	$118.2
_____________________

[1]
Average realized sales prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and underlying primary aluminum prices, and are not necessarily indicative of changes in underlying profitability.

[2]
We manage our Fabricated Products segment business on a monthly LIFO basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[3]	See Note 10 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the environmental expenses.
As noted above, operating income excluding non-run-rate items for 2013 was $0.2 million lower than for 2012. Lower operating income excluding non-run-rate items in 2013 reflected higher manufacturing and operating costs primarily due to the expansion projects at our Spokane (Trentwood), Washington facility and higher depreciation expense, partially offset by the impact of higher pricing on net sales, lower major maintenance expense and lower energy costs. Operating income excluding non-run-rate items for 2012 was $65.4 million higher than for 2011. The increase in operating income excluding non-run-rate items for 2012 as compared to 2011 reflected the impact of higher net sales due to higher pricing, higher volume and mix.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated
Products segment, for 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Aero/HS Products:
Shipments (mmlbs)	224.3		223.9		192.0
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$677.0	$3.02	$695.1	$3.10	$596.3	$3.11
Less: hedged cost of alloyed metal	(227.8)	(1.02)	(244.6)	(1.09)	(219.8)	(1.15)
Value added revenue	$449.2	$2.00	$450.5	$2.01	$376.5	$1.96

GE Products:
Shipments (mmlbs)	222.5		232.7		220.2
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$411.0	$1.85	$441.4	$1.90	$447.0	$2.03
Less: hedged cost of alloyed metal	(224.9)	(1.01)	(249.4)	(1.07)	(271.8)	(1.23)
Value added revenue	$186.1	$0.84	$192.0	$0.83	$175.2	$0.80

Automotive Extrusions:
Shipments (mmlbs)	64.1		62.8		62.8
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$129.5	$2.02	$125.5	$2.00	$126.9	$2.02
Less: hedged cost of alloyed metal	(63.2)	(0.99)	(66.5)	(1.06)	(75.3)	(1.20)
Value added revenue	$66.3	$1.03	$59.0	$0.94	$51.6	$0.82

Other Products:
Shipments (mmlbs)	52.8		66.5		85.9
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$80.0	$1.52	$98.1	$1.48	$131.1	$1.53
Less: hedged cost of alloyed metal	(48.0)	(0.91)	(63.4)	(0.96)	(90.2)	(1.05)
Value added revenue	$32.0	$0.61	$34.7	$0.52	$40.9	$0.48

Total:
Shipments (mmlbs)	563.7		585.9		560.9
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$1,297.5	$2.30	$1,360.1	$2.32	$1,301.3	$2.32
Less: hedged cost of alloyed metal	(563.9)	(1.00)	(623.9)	(1.06)	(657.1)	(1.17)
Value added revenue	$733.6	$1.30	$736.2	$1.26	$644.2	$1.15
For 2013, Net sales of Fabricated Products decreased by $62.6 million to $1,297.5 million, as compared to 2012, due primarily to a 22.2 million pound decrease in shipments and lower average realized sales price. The decrease in shipments was comprised of (i) a 10.2 million pound decrease in GE products shipments primarily due to slightly weaker demand for all product types, (ii) a 13.7 million pound decrease in Other products shipments reflecting our focus on higher value added products, partially offset by (iii) a 1.3 million pound increase in Automotive Extrusion shipments reflecting the ramp up of new Automotive Extrusion programs and (iv) a 0.4 million pound increase in Aero/HS products shipments reflecting strong demand from commercial aerospace build rates dampened by excess customer inventory of certain products. Average realized sales price decreased slightly, reflecting a $0.06 per pound decline in the hedged, alloyed metal prices, mostly offset by a $0.04 per pound increase in the average value added revenue per pound as compared to 2012.
For 2012, Net sales of Fabricated Products increased by $58.8 million to $1,360.1 million, as compared to 2011, due primarily to a 25.0 million pound increase in shipments. The increase in shipments was comprised of (i) a 31.9 million pound increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products and (ii) a 12.5 million pound increase in GE products shipments reflecting higher demand in the general engineering end use market, partially offset by (iii) a 19.4 million pound decrease in Other products shipments. Average realized sales price was flat, reflecting an $0.11 per pound increase in average value added revenue per pound, offset by an $0.11 per pound decrease in hedged, alloyed metal prices as compared to 2011. The increase in average value added revenue per pound reflected a shift to a richer product mix and improved pricing on some products.

All Other
All Other consists of our Corporate and Other and Secondary Aluminum business units. All Other is not considered a reportable segment.
    Corporate and Other. The Corporate and Other business unit provides support for our operations and incurs general and administrative expenses that are not allocated to other business units or segments. The table below presents the impact of non-run-rate items to operating loss within the Corporate and Other business unit for 2013, 2012 and 2011 (in millions of dollars):

	Year Ended December 31,
	2013	2012	2011
Operating loss	$(15.3)	$(24.9)	$(28.6)
Impact to operating loss of non-run-rate items:
Net periodic benefit income relating to the VEBAs[1]	22.5	11.9	6.0
Environmental expense	(0.5)	(0.2)	(2.2)
Workers' compensation expense due to a change in discount rate[2]	0.2	—	(0.7)
Other operating benefits	—	—	0.3
Total non-run-rate items	22.2	11.7	3.4
Operating loss excluding non-run-rate items	$(37.5)	$(36.6)	$(32.0)
_______________________

[1]
We have no claim over the VEBAs' plan assets nor any responsibility for the VEBAs' accumulated postretirement obligations. Our only financial obligations to the VEBAs are to pay annual variable cash contributions and certain administrative fees. Nevertheless, for accounting purposes we treat the postretirement medical benefits to be paid by the VEBAs and our related annual variable cash contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable cash contributions, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, we record net periodic postretirement benefit income (costs), which we consider to be non-run-rate, and record any difference between the assets of each of the VEBAs and its accumulated postretirement benefit obligation in our consolidated financial statements. See Note 7 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the VEBAs.

[2]
Amount represents a portion of the workers' compensation expense in 2011 resulting from the change in the discount rates applied in estimating workers compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers compensation claims. Non-run-rate workers' compensation expense in 2013 and 2012 were not material because discount rates did not fluctuate significantly.

Corporate and Other operating loss excluding non-run-rate items for 2013 was $0.9 million higher than in 2012. The increase primarily reflects a $0.7 million increase in non-discounted workers’ compensation expense related to our non-operating locations primarily due to higher reported case reserve estimates and incurred-but-not-reported reserve estimates.
Corporate and Other operating loss excluding non-run-rate items for 2012 was $4.6 million higher than in 2011. The increase primarily reflects (i) a $2.3 million increase in employee compensation expense relating to our incentive programs due to better operating results in 2012, (ii) a $1.2 million increase in salaries and wages expense and (iii) a $1.7 million increase in workers' compensation expense (excluding the impact of the change in discount rate applied in estimating workers' compensation liabilities) related to our non-operating locations due to higher estimated incurred-but-not-reported reserve estimates expenses in 2012.
Secondary Aluminum. The Secondary Aluminum business unit activities related to our purchase and resale to a third party of secondary aluminum produced by Anglesey until Anglesey ceased its remelt and casting operations at its facility in Holyhead, Wales in the quarter ending June 30, 2013. Because we in substance acted as a sales agent for secondary aluminum produced by Anglesey, our sales were presented net of our cost of sales. Accordingly, we reported net sales and operating income of zero in 2013, 2012 and 2011.
We owned a 49.0% interest in Anglesey until we sold such interest in the quarter ended December 31, 2013 for a de minimis amount. Because the carrying value of our ownership interest in Anglesey was zero, we recorded a de minimis gain on the sale.

Certain Information Related to Our Significant Tax Attributes
We have significant federal income tax attributes, including sizable net operating loss carry-forwards. Under Section 382(l)(5) (“Section 382”) of the Internal Revenue Code of 1986 (the "Code"), our ability to use our federal income tax attributes following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”), would be limited annually to an amount equal to the product of (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
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
Issuances of new common shares impact the formula to determine whether an ownership change has occurred under Section 382. However, we could issue all shares that are authorized (and not outstanding) without triggering an ownership change.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	December 31, 2013	December 31, 2012
Available cash and cash equivalents	$169.5	$273.4
Short-term investments	129.5	85.0
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	253.1	259.8
Total liquidity	$552.1	$618.2
Available cash and cash equivalents and short-term investments were $299.0 million at December 31, 2013, compared to $358.4 million at December 31, 2012. The decrease was primarily driven by the payment to the VEBAs of $20.0 million of annual variable cash contribution with respect to 2012, the payment of interest for a full year on our Senior Notes and cash outflow from investing and financing activities consisting of capital expenditures, repurchases of common stock and the payment of quarterly dividends. These decreases were partially offset by cash inflow from operations. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with a maturity of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. Short-term restricted cash, which is included in Prepaid expenses and other current assets, was $0.3 million and $1.3 million at December 31, 2013 and December 31, 2012, respectively. Long-term restricted cash, which is included in Other Assets, was $9.3 million and $10.0 million at December 31, 2013 and December 31, 2012, respectively.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report). There were no borrowings under our Revolving Credit Facility as of December 31, 2013 or December 31, 2012.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for 2013, 2012 and 2011 (in millions of dollars):

	Year Ended December 31,
	2013	2012	2011
Total cash provided by (used in):
Operating activities:
Fabricated Products	$187.5	$201.3	$105.9
All Other	(75.8)	(48.9)	(43.1)
	$111.7	$152.4	$62.8
Investing activities:
Fabricated Products	$(69.8)	$(43.5)	$(115.3)
All Other	(43.6)	(78.4)	(1.0)
	$(113.4)	$(121.9)	$(116.3)
Financing activities:
Fabricated Products	$(0.1)	$(4.8)	$(8.4)
All Other	(102.1)	197.9	(23.9)
	$(102.2)	$193.1	$(32.3)
Operating Activities
     Fabricated Products — In 2013, Fabricated Products segment operating activities provided $187.5 million of cash. Cash provided in 2013 was primarily related to $200.8 million of adjusted net income, which primarily consisted of $188.6 million of operating income and $15.7 million of Canadian tax benefits, partially offset by $3.3 million of non-cash adjustments. Cash provided in 2013 also included an increase in accounts payable and other accrued liabilities of $2.1 million due to general business activities and the timing of payment, partially offset by an increase in accounts receivable of $7.9 million due partially to the recognition of a $4.4 million receivable relating to tax refunds from the CRA, as well as increases in product shipments near year end and an increase in inventory of $4.4 million in anticipation of higher sales.
In 2012, Fabricated Products segment operating activities provided $201.3 million of cash. Cash provided in 2012 was primarily related to $202.2 million of net income including adjustments of non-cash items, a decrease in inventory of $24.6 million as a result of inventory reduction efforts and an increase in accounts payable and other accrued liabilities of $3.9 million due to an increase in general business activities, partially offset by an increase in accounts receivable of $24.8 million which resulted primarily from the elimination of customer cash discounts and a decrease in net long-term assets and liabilities of $4.4 million primarily due to recognition of deferred revenue.
In 2011, Fabricated Products segment operating activities provided $105.9 million of cash. Cash provided in 2011 was primarily related to $130.9 million of net income including adjustments of non-cash items, an increase in accounts payable and other accrued liabilities of $12.2 million due to an increase in general business activities and the timing of payment, partially offset by an increase in inventory of $24.4 million due to inventory build in anticipation of higher sale, an increase in accounts receivable of $9.9 million due to increased sales, and a decrease in net long-term assets and liabilities of $3.0 million primarily due to recognition of deferred revenue.
For additional information regarding Fabricated Products operations income excluding non-run-rate items, see “Results of Operations-Segment and Business Unit Information” above.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in Corporate and Other activities, and (ii) cash flows from Anglesey-related operating activities.
Corporate and Other operating activities used $75.8 million, $42.0 million and $41.5 million of cash during 2013, 2012 and 2011, respectively. Cash outflow from Corporate and Other operating activities in 2013 consisted primarily of payments relating to (i) general and administrative costs of $26.9 million, (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to the 2012 year, and (iii) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $28.1 million in the aggregate. Cash outflow from Corporate and Other operating activities in 2012 consisted primarily of payments relating to (i) general and administrative costs of $25.9 million, (ii) interest on the Senior Notes, Convertible Notes and Revolving Credit Facility of $19.4 million in the aggregate, and (iii) our incentive programs in the amount of $2.4 million.

Cash outflow from Corporate and Other operating activities in 2011 consisted primarily of payments relating to (i) general and administrative costs of $27.8 million, (ii) interest on the Convertible Notes and Revolving Credit Facility of $9.7 million in the aggregate, and (iii) an annual variable cash contribution to the VEBAs of $2.2 million with respect to the 2010 year.
Anglesey-related activities did not have any cash flow impact in 2013. Anglesey-related activities used $6.9 million and $1.6 million of cash in 2012 and 2011, respectively. As discussed in "Results of Operations" above, the Secondary Aluminum business unit activities related to our purchase and resale to a third party of secondary aluminum produced by Anglesey. As such, operating cash flows for all years presented reflected changes in accounts payable to Anglesey for the purchase of secondary aluminum and changes in accounts receivable on third party sales of such secondary aluminum. During 2013, Anglesey ceased its remelt and casting operations and we sold our 49% interest in Anglesey. Accordingly, we will not have liquidity fluctuations from Anglesey activities in the future.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $69.8 million in 2013, compared to $43.5 million of cash used in 2012 and $115.3 million of cash used in 2011. Cash used in 2013 and 2012 was substantially related to capital expenditures. Cash used in 2011 reflected $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $32.1 million used for capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Investing activities in All Other is generally related to purchases and settlements of short-term investments, activities in restricted cash, and capital expenditures within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities for All Other during 2013 of $43.6 million primarily represents $44.7 million net cash outflow relating to purchases and settlements of short-term investments and $0.6 million relating to capital expenditures, partially offset by $1.7 million of cash returned to us from the State of Washington and Bermuda relating to workers compensation deposits. Cash used in investing activities for All Other during 2012 of $78.4 million primarily represents the purchase of $85.0 million of short-term investments offset by the return of $6.9 million of restricted cash previously held in a trust account. Cash used in investing activities in 2011 is comprised of the deposit of $1.0 million of restricted cash relating to workers' compensation, $0.4 million of capital expenditures and a $0.3 million payment to purchase available for sale securities in connection with our deferred compensation plan, partially offset by $0.7 million cash proceeds from the sale of property.
Financing Activities
Fabricated Products — Cash used in financing activities for Fabricated Products in 2013 was $0.1 million relating to the repayment of a capital lease liability. Cash used in financing activities for Fabricated Products in 2012 was $4.8 million, relating to the repayment of outstanding principal balance of a promissory note issued in connection with the acquisition of our Florence, Alabama facility. Cash used in financing activities for Fabricated Products in 2011 of $8.4 million was related to a $7.0 million full repayment of the outstanding principal balance of the promissory note issued in connection with the purchase of the land and building of our Los Angeles, California facility and principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
All Other — Cash used in financing activities in 2013 was $102.1 million, primarily (i) $78.3 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $22.4 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash provided by financing activities in 2012 was $197.9 million, primarily representing (i) net proceeds of $218.4 million from the issuance of the Senior Notes and (ii) $1.3 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $19.6 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (iv) $2.2 million of cash used in connection with the withholding of shares of our common stock to satisfy employees' minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities in 2011 was $23.9 million, primarily representing (i) $18.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of performance shares, (ii) $2.1 million of financing costs paid in connection with the amendment of our Revolving Credit Facility and (iii) $3.1 million of cash used to repurchase our common stock to satisfy employees' minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility, and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any variable cash contribution to the VEBAs, and planned capital expenditures and investments will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	February 11, 2014	December 31, 2013
Revolving credit facility borrowing commitment	$300.0	$300.0

Borrowing base availability	$264.4	$260.1
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.0)	(7.0)
Net remaining borrowing availability	$257.4	$253.1
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
See “Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments” below for mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on December 31, 2013, the last trading date of the fourth quarter of 2013, holders may convert the Convertible Notes during the first quarter of 2014. We believe that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making conversion prior to the first quarter of 2015 unlikely. In any event, we expect to exercise the cash-settled Call Options relating to shares of our common stock that we acquired in connection with the issuance of the Convertible Notes to cover the amount of cash that we would be required to pay to the holders of any converted Convertible Notes in excess of the principal amount thereof. Furthermore, we expect to have sufficient liquidity to repay the principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for further details of the Convertible Notes and the Senior Notes.

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
Capital Expenditures and Investments

A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $70.4 million, $44.1 million and $32.5 million for 2013, 2012 and 2011, respectively.

Capital spending during 2013 and 2012 included spending on major projects at our Spokane (Trentwood), Washington facility, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. Other projects included capital upgrades at several of our extrusion facilities to support new automotive programs that launched in 2013 or will launch over the next few years. Capital investment during 2011 included capital spending (i) at our extrusion facility in Chandler, Arizona to increase capacity to serve demand for aerospace extrusions, (ii) at our Spokane (Trentwood), Washington facility primarily on projects to increase capacity to meet growing demand for heat treat plate applications, and (iii) to complete our extrusion and remelt facility in Kalamazoo, Michigan. The rest of our capital spending in 2013, 2012 and 2011 was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.

In 2014, we anticipate capital spending will be in the $50.0 million to $60.0 million range. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During 2013, 2012 and 2011, we paid a total of $23.0 million, $19.6 million and $18.9 million, or $1.20, $1.00 and $0.96 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares. Upon the termination in the third quarter of 2013 of the third-party disbursing agent agreement entered into in connection with our emergence from chapter 11 proceedings in 2006, $0.6 million of cash dividends paid in respect of our common shares held in trust by the third-party disbursing agent for distribution under our chapter 11 plan, as well as 9,001 such common shares, were returned to us at the direction of the bankruptcy court.
On January 14, 2014, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.35 per common share, or $6.4 million (including dividend equivalents), which was paid on or about February 14, 2014 to stockholders of record at the close of business on January 24, 2014.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
Repurchases of Common Stock
From time to time, we repurchase shares of our common stock pursuant to a stock repurchase program authorized by our Board of Directors. During 2013, our Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.
In 2013, we repurchased 1,232,077 shares of our common stock at a weighted-average price of $64.35 per share pursuant to this authorization. The total cost of $79.3 million was recorded as Treasury Stock. We purchased no shares under this program during 2012 and 2011. As of December 31, 2013, $117.6 million remained available for repurchases of our common shares pursuant to the stock repurchase program.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During 2013, we withheld 40,075 shares of common stock to satisfy employees' minimum statutory tax withholding obligations. The withholding of common shares by us on the vesting date could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in “Certain Information Related to Our Significant Tax Attributes” above and elsewhere in this Report, there are restrictions on the transfer of our common shares. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding our environmental commitments and contingencies.
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
The following table provides a summary of our significant contractual obligations at December 31, 2013 (dollars in millions):

		Payments Due by Period
	Total	2014	2015	2016	2017	2018	2019 and Thereafter
Operating activities:[1]
Purchase obligations	$286.5	$278.5	$4.9	$0.4	$0.4	$0.4	$1.9
Operating leases	45.1	4.7	4.0	2.9	2.1	2.0	29.4
Investing activities:[2]
Capital equipment	0.8	0.8	—	—	—	—	—
Financing activities:[3]
Principal on the Convertible Notes[4]	175.0	—	175.0	—	—	—	—
Cash Interest on the Convertible Notes[4]	11.8	7.9	3.9	—	—	—	—
Principal on the Senior Notes[4]	225.0	—	—	—	—	—	225.0
Interest on the Senior Notes[4]	120.6	18.6	18.6	18.6	18.6	18.6	27.6
Commitment fees on Revolving Credit Facility[5]	4.1	1.5	1.5	1.1	—	—	—
Other:
VEBA contribution[6]	17.3	16.3	0.3	0.3	0.3	0.1	—
Standby letters of credit[7]	7.4	—	—	7.0	—	—	—
Uncertain tax liabilities[8]	5.0	—	—	—	—	—	—
Deferred compensation plan liability[9]	7.0	—	—	—	—	—	—
Total contractual obligations[6]	$905.6	$328.3	$208.2	$30.3	$21.4	$21.1	$283.9
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

[5]
Future commitment fees are estimated based on the amount of unused credit under our Revolving Credit Facility at December 31, 2013 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in September 2016.

[6]
Except for the variable cash contribution to the VEBAs to be made in the first quarter of 2014 with respect to the 2013 calendar year and the annual administration fees to the VEBAs, total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a description of our annual variable cash obligations to the VEBAs.

[7]
Of the $7.4 million of standby letters of credit, $0.4 million represents cash collateralized and $7.0 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in September 2016 (for those letters of credit issued under that facility).

[8]
At December 31, 2013, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2014 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

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
We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2013. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
Operating leases represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.
Obligations for Investing Activities
Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2013. We expect capital projects to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.
Obligations for Financing Activities
Cash outlays for financing activities consist of our principal obligations under long-term debt, scheduled interest payment on the Convertible Notes and the Senior Notes and commitment fees under our Revolving Credit Facility. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2013.
Off-Balance Sheet and Other Arrangements

•
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

•
See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our employee incentive plans. Additional equity awards are expected to be made to employees and directors in 2014 and future years.

•
Our financial obligations to the VEBAs are (i) a variable cash contribution payable to the VEBAs and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 million per year. The obligation to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the VEBA that provides benefits to certain other eligible retirees, and their surviving spouse and eligible dependents has no express termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to our obligation is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments may not exceed $20.0 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million. As of December 31, 2013, we determined that the variable cash contribution to the VEBAs for 2013 was $16.0 million. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information regarding the effect that the VEBAs had on the consolidated financial statements.

•
In March 2010, we issued the Convertible Notes, and, in connection therewith, we purchased the Call Options and sold to the Call Option counterparties net-share-settled warrants relating to our common stock. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on December 31, 2013, the last trading date of the fourth quarter of 2013, holders may convert the Convertible Notes during the first quarter of 2014. We believe that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making conversion prior to the first quarter of 2015 unlikely. In any event, we expect to exercise the cash-settled call options to cover the amount of cash that we would be required to pay to the holders of any converted Convertible Notes in excess of the principal amount thereof. Furthermore, we expect to have sufficient liquidity to repay the principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for further details of the Convertible Notes and the Senior Notes.

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

At December 31, 2013, our financial statements include two defined benefit postretirement medical plans (i.e. the postretirement medical plans maintained by the VEBAs, which we are required to reflect on our financial statements despite our limited legal obligations to the VEBAs in regard to those plans) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return (“LTRR”) on plan assets, and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, LTRR and the assumptions regarding future medical cost increases.

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
See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information on our benefit plans.

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

A change in plan provisions could cause the estimated obligations to change. An increase in annual paid benefits would increase the estimated present value of the obligations, and conversely, a decrease in annual paid benefits would decrease the estimated present value of the obligations.

The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. An increase/decrease in the discount rate of 1/4 of 1% would impact the projected benefit obligation by approximately $0.3 million in relation to the Canadian pension plan, and impact 2014 expense by $0.1 million. An increase/decrease in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligation by approximately $10.0 million in relation to the VEBAs, impact service and interest costs by $0.3 million and impact 2014 expense by approximately $0.2 million.

The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $1.9 million in 2014 in relation to the VEBAs.

An increase/decrease in the assumed medical trend rate of 1% would impact the accumulated postretirement benefit obligation by approximately $22.7 million to $27.8 million in relation to the Union VEBA. An increase/decrease in the assumed medical trend rate of 1% would impact service and interest costs by approximately $1.5 million to $2.0 million.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to environmental commitments and contingencies.

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

See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information on our environmental contingencies.

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

Our judgments and estimates with respect to legal and other commitments and contingencies.

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
Our judgments and estimates with respect to conditional asset retirement obligations.

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

The estimation of CAROs is subject to a number of inherent uncertainties including: (1) the timing of when any such CARO may be incurred; (2) the ability to accurately identify all materials that may require special handling or treatment; (3) the ability to reasonably estimate the total incremental special handling and other costs; (4) the ability to assess the relative probability of different scenarios which could give rise to a CARO; and (5) other factors outside a company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be materially different than those reflected in our accruals.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to self insurance workers' compensation liabilities.

We are primarily self-insured for workers compensation benefits provided to employees. Workers' compensation liabilities are estimated for incurred-but-not-reported claims based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. We account for accrued liability relating to workers' compensation claims on a discounted basis.

The accounting for our self-insured workers' compensation plan involves estimates and judgments to determine our ultimate liability related to reported claims and incurred-but-not-reported claims. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. In addition, since recorded obligations represent the present value of expected payments over the life of the claims, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of expected payments to decrease. If our workers' compensation claim trends were to differ significantly from our historic claim experience and as the discount rate changes, we would make a corresponding adjustment to our workers' compensation reserves.

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

We expect to record a full statutory tax provision in future periods, and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows.

In accordance with GAAP, financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year.

Inherent within the completion of our assessment of the need for a valuation allowance, we make significant judgments and estimates with respect to future operating results, timing of the reversal of deferred tax assets and current market and industry factors. In order to determine the effective tax rate to apply to interim periods, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carryforwards or other tax attributes to offset taxable income.

Making such estimates and judgments is subject to inherent uncertainties given the difficulty of predicting future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and other factors. However, if, among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, or (4) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $1.4 million to net income for the year ended December 31, 2013.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Tax Contingencies.

We use a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information on the recognition of tax attributes.

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

Our liability related to uncertain tax positions at December 31, 2013 was $5.0 million.

Inventory Valuation.

We value our inventories at the lower of cost or market value. For the Fabricated Products segment, finished products, work-in-process and raw material inventories are stated on a LIFO basis, and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost.

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

An increase of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to decrease by approximately $0.1 million. A decrease of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to increase by approximately $0.4 million. We do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements, over time.

Acquisition, Goodwill and Intangible Assets.

We accounted for acquisitions using the purchase method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other information with the Securities and Exchange Commission ("SEC"). You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC, as well as news releases, announcements of upcoming earnings calls and events in which management participates or hosts with members of the investment community, and an archive of webcasts of such earnings calls and investor events, and related investor presentations, are also available on our website at http://www.kaiseraluminum.com. Information on our website is not incorporated into this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
     Aluminum. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to our customers. However, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, pounds that we have committed to sell to customers under such firm-price arrangements create metal price risk for us. We use third-party hedging instruments to limit our exposure to metal price risks related to firm-price customer sales contracts.
Total fabricated products shipments sold under firm-price arrangements during 2013, 2012 and 2011 were (in millions of pounds) 119.8, 178.8 and 157.0, respectively. At December 31, 2013, we had customer sales contracts for the delivery of fabricated aluminum products pursuant to firm-price arrangements for 2014 and 2015, totaling approximately (in millions of pounds) 62.0 and 2.3, respectively.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposures are our operating costs of our London, Ontario facility and our cash commitments for equipment purchases.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmBtu) and electricity prices (per mwh) would impact our 2014 annual operating costs by approximately $4.1 million and $0.3 million, respectively.
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2013, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 82%, 64% and 6% of the expected natural gas purchases for 2014, 2015 and 2016, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and Subsidiary Companies (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and Subsidiary Companies as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 18, 2014

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$169.5	$273.4
Short-term investments	129.5	85.0
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at December 31, 2013 and December 31, 2012	119.8	123.8
Other	13.4	3.4
Inventories	214.4	186.0
Prepaid expenses and other current assets	44.2	70.1
Total current assets	690.8	741.7
Property, plant, and equipment — net	429.3	384.3
Net asset in respect of VEBAs	406.0	365.9
Deferred tax assets — net (including deferred tax liability relating to the VEBAs of $152.4 at December 31, 2013 and $136.9 at December 31, 2012 - see Note 6)	69.1	102.0
Intangible assets — net	33.7	35.4
Goodwill	37.2	37.2
Other assets	104.8	86.0
Total	$1,770.9	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.9	$62.5
Accrued salaries, wages, and related expenses	42.7	39.3
Other accrued liabilities	44.8	51.8
Payable to affiliate	—	7.9
Short-term capital leases	0.2	0.1
Total current liabilities	150.6	161.6
Net liability in respect of VEBA	—	5.3
Deferred tax liability	1.2	—
Long-term liabilities	146.4	134.5
Long-term debt	388.5	380.3
Total liabilities	686.7	681.7
Commitments and contingencies — Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2013 and December 31, 2012; no shares were issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2013 and December 31, 2012; 21,103,700 shares issued and 18,147,017 shares outstanding at December 31, 2013; 21,037,841 shares issued and 19,313,235 shares outstanding at December 31, 2012	0.2	0.2
Additional paid in capital	1,023.1	1,017.7
Retained earnings	233.8	151.2
Treasury stock, at cost, 2,956,683 shares at December 31, 2013 and 1,724,606 shares at December 31, 2012	(152.2)	(72.3)
Accumulated other comprehensive loss	(20.7)	(26.0)
Total stockholders’ equity	1,084.2	1,070.8
Total	$1,770.9	$1,752.5
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2013	2012	2011
	(In millions of dollars, except share and per share amounts)
Net sales	$1,297.5	$1,360.1	$1,301.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	1,038.9	1,116.2	1,129.0
Unrealized (gains) losses on derivative instruments	(0.7)	(15.2)	29.9
Restructuring benefits	—	—	(0.3)
Depreciation and amortization	28.1	26.5	25.2
Selling, administrative, research and development, and general (includes accumulated other comprehensive income reclassifications related to VEBA and Canadian pension plan adjustments of $5.7, $7.3 and $4.8 for the years ended 2013, 2012 and 2011, respectively) - See Note 7	57.9	62.2	62.7
Other operating charges (benefits), net	—	4.5	(0.2)
Total costs and expenses	1,124.2	1,194.2	1,246.3
Operating income	173.3	165.9	55.0
Other (expense) income:
Interest expense	(35.7)	(29.1)	(18.0)
Other income, net (includes accumulated other comprehensive income reclassifications for realized gains on available for sale securities of $1.0 for the year ended 2013)	5.6	2.8	4.3
Income before income taxes	143.2	139.6	41.3
Income tax provision (includes aggregate income tax expense from reclassification items of $(1.8), $(2.8) and $(1.8) for the years ended 2013, 2012 and 2011, respectively)	(38.4)	(53.8)	(16.2)
Net income	$104.8	$85.8	$25.1

Earnings per common share, Basic:
Net income per share	$5.56	$4.49	$1.32
Earnings per common share, Diluted:
Net income per share[1]	$5.44	$4.45	$1.32
Weighted-average number of common shares outstanding (in thousands):
Basic	18,827	19,115	18,979
Diluted[1]	19,246	19,278	18,979
_____________

[1]
Diluted weighted-average number of common shares outstanding and diluted earnings per share for 2013 and 2012 are based on the treasury method. Diluted weighted-average number of common shares outstanding and diluted earnings per share for 2011 is based on the two-class method (see Note 1 and Note 13).

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In millions of dollars)

Net income	$104.8	$85.8	$25.1
Other comprehensive income (loss):
Defined benefit pension plan and VEBAs
Net actuarial gain (loss) arising during the period	2.2	87.8	(110.6)
Reclassification adjustments relating to VEBAs:
Amortization of net actuarial loss	1.5	3.1	0.6
Amortization of prior service cost	4.2	4.2	4.2
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	7.9	95.1	(105.8)
Available for sale securities
Unrealized gain (loss) on available for sale securities	1.0	0.6	(0.1)
Reclassification adjustments:
Less: reclassification of unrealized gain upon sale of available for sale securities	(1.0)	—	—
Other comprehensive income (loss) relating to available for sale securities	—	0.6	(0.1)
Foreign currency translation adjustment	0.2	(0.2)	0.2
Other comprehensive income (loss), before tax	8.1	95.5	(105.7)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2.8)	(36.5)	40.4
Other comprehensive income (loss), net of tax	5.3	59.0	(65.3)
Comprehensive income (loss)	$110.1	$144.8	$(40.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, January 1, 2011	19,214,451	$0.2	$987.1	$78.0	$(84.6)	$(72.3)	$(19.7)	$888.7
Net income		—	—	25.1	—	—	—	25.1
Other comprehensive income, net of tax	—	—	—	—	—	—	(65.3)	(65.3)
Release of restriction on Union VEBA shares, net of tax of $25.0	—	—	8.8	—	31.7	—	—	40.5
Issuance of non-vested shares to employees	83,066	—	—	—	—	—	—	—
Issuance of common shares to directors	3,750	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	17,444	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,889)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(62,637)	—	(3.1)	—	—	—	—	(3.1)
Cash dividends on common stock ($0.96 per share)	—	—	—	(18.9)	—	—	—	(18.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.2	—	—	—	—	0.2
Amortization of unearned equity compensation	—	—	5.2	—	—	—	—	5.2
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	—	0.2
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8
Net income	—	$—	$—	$85.8	$—	$—	$—	$85.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	59.0	59.0
Release of restriction on Union VEBA shares, net of tax of $41.3	—	—	14.4	—	52.9	—	—	67.3
Issuance of non-vested shares to employees	92,949	—	—	—	—	—	—	—
Issuance of common shares to directors	3,930	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,355)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,801)	—	(2.2)	—	—	—	—	(2.2)
Cash dividends on common stock ($1.00 per share)	—	—	—	(19.6)	—	—	—	(19.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—	1.3
Amortization of unearned equity compensation	—	—	5.6	—	—	—	—	5.6
Dividends on unvested equity awards that were canceled	—	—	—	0.6	—	—	—	0.6
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$—	$(72.3)	$(26.0)	$1,070.8
Net income	—	$—	$—	$104.8	$—	$—	$—	$104.8
Other comprehensive income, net of tax	—	—	—	—	—	—	5.3	5.3
Issuance of non-vested shares to employees	76,336	—	—	—	—	—	—	—
Issuance of common shares to directors	2,916	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	36,503	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(820)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(40,075)	—	(2.5)	—	—	—	—	(2.5)
Repurchase of common stock	(1,232,077)	—	—	—	—	(79.3)	—	(79.3)
Distribution from bankruptcy trust	(9,001)	—	—	0.6	—	(0.6)	—	—
Cash dividends on common stock ($1.20 per share)	—	—	—	(23.0)	—	—	—	(23.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.1	—	—	—	—	1.1
Amortization of unearned equity compensation	—	—	6.6	—	—	—	—	6.6
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	—	0.2
BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$—	$(152.2)	$(20.7)	$1,084.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions of dollars)
Cash flows from operating activities:
Net income	$104.8	$85.8	$25.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	26.4	24.7	23.0
Amortization of definite-lived intangible assets	1.7	1.8	2.2
Amortization of debt discount and debt issuance costs	11.0	9.8	8.6
Deferred income taxes	55.4	52.0	17.6
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.1)	(1.3)	(0.2)
Non-cash equity compensation	6.8	5.8	5.4
Net non-cash LIFO benefits	(24.1)	(4.9)	(7.1)
Non-cash unrealized (gains) losses on derivative instruments	(3.9)	(16.0)	25.9
Amortization of option premiums (received) paid, net	(0.1)	0.3	(1.2)
Non-cash impairment charges	—	4.4	—
Losses (gains) on disposition of property, plant and equipment	0.1	(0.1)	0.2
Gain on disposition of available for sale securities	(0.4)	—	—
Non-cash defined benefit net periodic benefit income	(22.0)	(11.5)	(5.7)
Other non-cash changes in assets and liabilities	(9.3)	1.2	0.4
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(3.3)	(27.1)	(8.3)
Inventories (excluding LIFO adjustments)	(4.3)	24.6	(24.5)
Prepaid expenses and other current assets	1.1	1.4	(2.9)
Accounts payable	(1.6)	(1.3)	10.9
Accrued liabilities (includes the effect of the VEBA contribution accrual of $16.0 at December 31, 2013 and $20.0 at December 31, 2012)	(18.2)	10.4	(1.5)
Payable to affiliate	(7.9)	(6.5)	(2.7)
Long-term assets and liabilities, net	0.6	(1.1)	(2.4)
Net cash provided by operating activities	111.7	152.4	62.8
Cash flows from investing activities[1]:
Capital expenditures	(70.4)	(44.1)	(32.5)
Purchase of available for sale securities	(227.8)	(85.0)	(0.3)
Proceeds from disposition of available for sale securities	183.1	—	—
Proceeds from disposal of property, plant and equipment	—	0.3	0.7
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	—	(83.2)
Change in restricted cash	1.7	6.9	(1.0)
Net cash used in investing activities	(113.4)	(121.9)	(116.3)
Cash flows from financing activities[1]:
Proceeds from issuance of Senior Notes	—	225.0	—
Payment of capital lease liability	(0.1)	(0.1)	(0.1)
Repayment of promissory notes	—	(4.7)	(8.3)
Cash paid for financing costs	—	(6.6)	(2.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.1	1.3	0.2
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.5)	(2.2)	(3.1)
Repurchase of common stock	(78.3)	—	—
Cash dividend paid to stockholders	(23.0)	(19.6)	(18.9)
Cash dividend returned to the Company	0.6	—	—
Net cash (used in) provided by financing activities	(102.2)	193.1	(32.3)
Net (decrease) increase in cash and cash equivalents during the period	(103.9)	223.6	(85.8)
Cash and cash equivalents at beginning of period	273.4	49.8	135.6
Cash and cash equivalents at end of period	$169.5	$273.4	$49.8

_____________

[1]	See Note 15 for the supplemental disclosure on non-cash transactions.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 14 for additional information regarding the Company's reportable segment and its other business units.
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
The Company sold its 49% non-controlling ownership interest in Anglesey Aluminium Limited ("Anglesey") in the fourth quarter of 2013 for a de minimis amount. The Company had previously impaired the carrying value of its ownership interest in Anglesey to zero, and accordingly, recorded a de minimis gain on the sale. Because the Company had suspended the use of the equity method of accounting with respect to its 49% non-controlling ownership interest in Anglesey, no equity in income from Anglesey was reflected for any of the periods presented herein.
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
     Recognition of Sales. Sales are generally recognized on a gross basis when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) title, ownership and risk of loss has passed to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. A provision for estimated sales returns from, and allowances to, customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
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
The Company also grants performance-based awards to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company's economic value added (“EVA”) performance, measured over

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

specified three-year performance periods. The EVA is a measure of the excess of the Company's adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year-end, as defined in the Company's annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance period. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company's forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance period on a ratable basis (see Note 9).
Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation, amortization and other items.
     Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2013, 2012 and 2011 were $1.3, $0.4, and $0.4, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2013, 2012 and 2011 were $7.8, $6.4, and $6.1, respectively.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO inventory benefits of approximately $24.1, $4.9 and $7.1 during 2013, 2012 and 2011, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excesses of current cost over the stated LIFO value of inventory at December 31, 2013 and December 31, 2012 were $0.4 and $24.5, respectively. Inventory volume decreased during the year ended December 31, 2012. The effect from the liquidation of the 2011 LIFO layer was $22.3. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company's inventories at December 31, 2013 and December 31, 2012 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment - Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment - net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $3.4, $1.7 and $1.3 during 2013, 2012 and 2011, respectively.
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
Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For 2013, 2012 and 2011, the Company recorded depreciation expense of $25.8, $24.2 and $22.7, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company's Corporate and Other for all periods presented herein.
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
During 2012, the Company determined not to deploy a portion of the idled assets for future use and recorded an impairment charge of $4.4 to reflect the scrap value of such assets. There were no impairment charges in 2013 and 2011. Asset impairment charges are included in Other operating charges (benefits), net in the Statements of Consolidated Income and are included in the Fabricated Products segment.
Available for Sale Securities. The Company accounts for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see “Fair Values of Financial Assets and Liabilities - Available for Sale Securities” in Note 12), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders' equity. Debt investment securities with an original maturity of 90 days or less is classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days is presented as Short-term investments on the Consolidated Balance Sheets. In addition to debt investment securities, the Company also holds assets in various investment funds managed by a third-party trust in connection with the Company's deferred compensation program (see Note 7).
     Deferred Financing Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2 and Note 3).
     Goodwill and Intangible Assets. Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. The Company concluded there was no impairment of the carrying value of goodwill at December 31, 2013 or December 31, 2012 (Note 5).
     Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the Company’s older facilities if such facilities were to undergo major renovation or be demolished. The Company, in accordance with Accounting Standards Codification ("ASC") Topic 410, Asset Retirement and Environmental Obligations, estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs will be triggered. When it is unclear when or if CAROs

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the Company’s consolidated financial statements (see Note 12).
Self Insurance of Employee Health and Workers' Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers' compensation benefits provided to employees. Self insurance liabilities are estimated for incurred-but-not-paid claims based on judgment, using the Company's historical claims data and information and analysis provided by actuarial and claims advisors, the Company's insurance carriers and other professionals. The Company accounts for accrued liability relating to workers' compensation claims on a discounted basis. The discount rates used in estimating the liabilities were 1.75% and 0.75% and the undiscounted workers' compensation liabilities were $29.1 and $27.3 at December 31, 2013 and December 31, 2012, respectively. The accrued liabilities for health insurance and workers' compensation is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
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
The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period's end (see Note 12). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase, respectively, in Cost of products sold (Unrealized (gains) losses on derivative instruments), and unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 16). See Note 11 for additional information about realized and unrealized gains and losses relating to the Company's derivative financial instruments.
     Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts and plan assets invested by certain of the Company’s employee benefit plans (see Note 12).
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

•
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including: quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Inputs that are both significant to the fair value measurement and unobservable.
       Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, the Company uses

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 6).
Earnings per Share. Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares that were owned by a voluntary employee’s beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) and subject to transfer restrictions (see Note 7) are included in the computation of basic weighted-average number of common shares outstanding in 2012 and 2011 because such shares were irrevocably issued and had full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method. Diluted earnings per share for 2013 and 2012 were calculated under the treasury stock method. Diluted earnings per share for 2011 was calculated under the two-class method (see Note 13).
Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, natural gas, electricity and foreign currency derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company's cash equivalents and short-term investments. If the market value of the Company's net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to post margin by transferring cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to post margin by transferring cash collateral below the threshold to certain counterparties. At both December 31, 2013 and December 31, 2012, the Company had no margin deposits with or from its counterparties.
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
     Leases. For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date it takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and the amount payable under the lease as part of deferred rent in Other accrued liabilities or Long-term liabilities, as appropriate. Deferred rent for all periods presented was not material.
     Foreign Currency. Certain of the Company’s foreign subsidiaries use the local currency as its functional currency; its assets and liabilities are translated at exchange rates in effect at the balance sheet date; and its statement of operations is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. At both December 31, 2013 and December 31, 2012, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense).
     New Accounting Pronouncements. ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. (“ASU 2013-11”), was issued in July 2013. ASU 2013-11 requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit is to be presented in the financial statements as a liability and not be combined with deferred tax assets. An entity is required to adopt ASU 2013-11 for annual and interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2. Supplemental Balance Sheet Information

	December 31, 2013	December 31, 2012
Cash and Cash Equivalents.
Cash and money market funds	$57.7	$107.9
Commercial paper	111.8	165.5
Total	$169.5	$273.4

Trade Receivables.
Billed trade receivables	$120.2	$124.4
Unbilled trade receivables — Note 1	0.4	0.2
Trade receivables, gross	120.6	124.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$119.8	$123.8

Inventories.
Finished products	$72.5	$59.9
Work-in-process	75.9	55.5
Raw materials	47.2	53.9
Operating supplies and repairs and maintenance parts	18.8	16.7
Total	$214.4	$186.0

Prepaid Expenses and Other Current Assets.
Current derivative assets — Notes 11 and 12	$2.0	$3.0
Current deferred tax assets	36.7	59.5
Current portion of option premiums paid — Notes 11 and 12	—	0.1
Short-term restricted cash	0.3	1.3
Prepaid taxes	—	2.1
Prepaid expenses	5.2	4.1
Total	$44.2	$70.1

Property, Plant, and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	53.0	50.9
Machinery and equipment	425.6	400.4
Construction in progress	66.0	20.8
Active property, plant, and equipment, gross	567.2	494.7
Accumulated depreciation	(137.9)	(111.4)
Active property, plant, and equipment, net	429.3	383.3
Idled equipment	—	1.0
Property, plant, and equipment, net	$429.3	$384.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Assets.
Derivative assets — Notes 11 and 12	$79.8	$55.5
Restricted cash	9.3	10.0
Long-term income tax receivable	—	2.9
Deferred financing costs	8.9	11.7
Deferred compensation plan assets	6.5	5.6
Other	0.3	0.3
Total	$104.8	$86.0

Other Accrued Liabilities.
Current derivative liabilities — Notes 11 and 12	$1.8	$3.1
Current portion of option premiums received — Notes 11 and 12	—	0.1
Uncleared cash disbursement	9.6	4.7
Accrued income taxes and taxes payable	4.3	3.1
Accrued annual VEBA contribution	16.0	20.0
Short-term environmental accrual — Note 10	2.8	3.0
Accrued interest	3.7	3.7
Short-term deferred revenue — Note 1	—	6.7
Other	6.6	7.4
Total	$44.8	$51.8

Long-term Liabilities.
Derivative liabilities — Notes 11 and 12	$84.3	$63.5
Income tax liabilities	5.0	15.1
Workers’ compensation accruals	23.3	24.0
Long-term environmental accrual — Note 10	20.0	18.7
Long-term asset retirement obligations	4.0	3.8
Deferred compensation liability	7.0	5.8
Long-term capital leases	0.1	0.2
Other long-term liabilities	2.7	3.4
Total	$146.4	$134.5

Long-term Debt. — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	163.5	155.3
Total	$388.5	$380.3

3. Long-Term Debt and Credit Facility

Senior Notes

In May 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Notes were $19.4 and $11.8 for 2013 and 2012, respectively. The effective interest rate of the Senior Notes is approximately 8.6% per annum, taking into account the amortization of deferred financing costs.
The Senior Notes are unsecured obligations and are guaranteed by existing and future direct and indirect subsidiaries of the Company that are borrowers or guarantors under the Company's revolving credit facility. The indenture governing the Senior Notes places limitations on the ability of the Company and certain of its subsidiaries to, among other things, incur liens, consolidate, merge or sell all or substantially all of the Company's and certain of its subsidiaries' assets, incur or guarantee additional indebtedness, prepay, redeem or repurchase certain indebtedness, make loans and investments, enter into transactions with affiliates, pay dividends and repurchase shares.
The Senior Notes are redeemable at the option of the Company in whole or part at any time on or after June 1, 2016 at an initial redemption price of 104.125% of the principal amount plus any accrued and unpaid interest, declining to a redemption price of 100% of the principal amount, plus any accrued and unpaid interest, on or after June 1, 2018. At any time prior to June 1, 2015, the Company may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 108.250% of the principal amount, plus any accrued and unpaid interest. At any time prior to June 1, 2016, the Company may also redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest, plus a “make-whole premium.”
Holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) certain changes in the composition of the Board of Directors of the Company, and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company. The Company may also be required to offer to repurchase the Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the proceeds of certain asset sales.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 12 for information relating to the estimated fair value of the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 1, 2015 (the "Convertible Notes"). The Convertible Notes are unsecured obligations of the Company. The Convertible Notes are not convertible into the Company's common stock or any other securities, but instead will be settled in cash. The Company accounts for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Bifurcated Conversion Feature”) with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. The effective interest rate for the term of the Convertible Notes is approximately 11%, taking into account the amortization of the original issuance discount and deferred financing costs.
The following tables provide additional information regarding the Convertible Notes:

	December 31, 2013	December 31, 2012
Principal amount	$175.0	$175.0
Less: unamortized issuance discount[1]	(11.5)	(19.7)
Carrying amount, net of discount	$163.5	$155.3
________________
1    The remaining unamortized issuance discount at December 31, 2013 will be amortized over the next 1.3 years assuming no early conversion.

	Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$7.9	$7.9	$8.4
Amortization of discount	8.2	7.3	6.6
Amortization of deferred financing costs	1.2	1.2	1.2
Total interest expense[1]	$17.3	$16.4	$16.2
_______________

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share. As of December 31, 2013, the conversion rate was 20.7903 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.10 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
Holders may convert their Convertible Notes at any time on or after January 1, 2015. Additionally, holders may convert the Convertible Notes before January 1, 2015 in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. Because the Company's closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on December 31, 2013, the last trading date of the fourth quarter of 2013, holders may convert the Convertible Notes during the first quarter of 2014. The Company believes that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. As of December 31, 2013, no Convertible Notes had been converted.
Holders of the Convertible Notes can require the Company to repurchase the Convertible Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders’ approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company’s common stock to be listed on certain stock exchanges.
Convertible Note Hedge Transactions. In March 2010, the Company purchased cash-settled Call Options that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or on the earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it will receive from the counterparties to the Call Options will cover the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) with an exercise date of July 1, 2015 relating to approximately 3.6 million shares of the Company’s common stock. The Call Options and the Warrants have anti-dilution provisions similar to the convertible Notes. At December 31, 2013, the exercise prices were $48.10 per share and $61.08 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 12 for information relating to the estimated fair value of the Bifurcated Conversion Feature and the Call Options.
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
The Company had $260.1 of borrowing availability under the Revolving Credit Facility at December 31, 2013, based on the borrowing base determination then in effect. At December 31, 2013, there were no borrowings under the Revolving Credit Facility and $7.0 was being used to support outstanding letters of credit, leaving $253.1 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at December 31, 2013.

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

4. Acquisitions
Alexco. Effective January 1, 2011, the Company completed the acquisition of substantially all of the assets of Alexco, LLC, a manufacturer of hard alloy extrusions for the aerospace industry, based in Chandler, Arizona.
The Company paid net cash consideration of $83.2, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. Total acquisition related costs were $0.5, of which $0.1 was expensed in 2011. Such expenses are included within Selling, administrative, research and development, and general expenses.
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
The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Alexco acquisition had been completed as of January 1, 2010. This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of Alexco, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of Alexco, which did not have a material impact on the pro forma Net income, as presented below. The combined results presented below for the year ended December 31, 2011 are the actual results presented in the Statements of Consolidated Income, as the operating results for the Chandler, Arizona (Extrusion) facility were included in the Company's consolidated results commencing January 1, 2011. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2010:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended
	December 31,
	2011	2010
Net sales (combined)	$1,301.3	$1,110.7
Net income (combined)	$25.1	$16.9
Basic earnings per share (combined)	$1.32	$0.87
Diluted earnings per share (combined)	$1.32	$0.87
The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company's consolidated operating results for 2013, 2012 and 2011.

	Year Ended
	December 31,
	2013	2012	2011
Net sales	$39.5	$44.5	$42.8
Net income before income taxes	$6.3	$9.0	$10.5

5. Goodwill and Intangible Assets
Goodwill. The Company had goodwill of $37.2 at both December 31, 2013 and December 31, 2012. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
The Company’s accounting policy is to perform an annual goodwill impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable. As of December 31, 2013, the Company performed a quantitative impairment test and determined that no impairment of its goodwill and intangible assets was required.
Intangible Assets. Identifiable intangible assets at December 31, 2013 and December 31, 2012 are comprised of the following:
December 31, 2013:

	Original cost	Accumulated amortization	Net book value
Customer relationships	$38.5	$(4.8)	$33.7
Backlog	0.8	(0.8)	—
Trademark and trade name	0.4	(0.4)	—
Total	$39.7	$(6.0)	$33.7

December 31, 2012:

	Original cost	Accumulated amortization	Net book value
Customer relationships	$38.5	$(3.2)	$35.3
Backlog	0.8	(0.8)	—
Trademark and trade name	0.4	(0.3)	0.1
Total	$39.7	$(4.3)	$35.4

Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $1.7, $1.8 and $2.2 for 2013, 2012 and 2011, respectively. The expected amortization of intangible assets for each of the next five calendar years is $1.6 and $25.7 for years thereafter.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

6. Income Tax Matters
Tax provision. Income before income taxes by geographic area is as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$138.9	$134.5	$37.9
Foreign	4.3	5.1	3.4
Income before income taxes	$143.2	$139.6	$41.3
Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
The provision for income taxes consists of:

	Federal	Foreign	State	Total
2013
Current	$1.1	$16.2	$(0.2)	$17.1
Deferred	(49.7)	(0.5)	(6.7)	(56.9)
Benefit (expense) applied to increase (decrease) Additional capital/ Other comprehensive income	1.3	(0.1)	0.2	1.4
Total (expense) benefit	$(47.3)	$15.6	$(6.7)	$(38.4)
2012
Current	$—	$(2.3)	$0.2	$(2.1)
Deferred	(113.0)	(0.2)	(15.3)	(128.5)
Benefit applied to increase Additional capital/ Other comprehensive income	67.4	0.2	9.2	76.8
Total expense	$(45.6)	$(2.3)	$(5.9)	$(53.8)
2011
Current	$1.4	$0.3	$0.1	$1.8
Deferred	(2.3)	(0.5)	0.7	(2.1)
Expense applied to decrease Additional capital/ Other comprehensive income	(13.5)	(0.4)	(2.0)	(15.9)
Total expense	$(14.4)	$(0.6)	$(1.2)	$(16.2)

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Amount of federal income tax provision based on the statutory rate	$(50.1)	$(48.9)	$(14.5)
Decrease in federal valuation allowances	0.1	0.1	—
Non-deductible compensation expense	(0.3)	(0.4)	(1.1)
Non-deductible expense	(0.9)	(0.3)	(0.4)
State income taxes, net of federal benefit [1]	(4.4)	(3.8)	(0.8)
Foreign income tax (expense) benefit	—	(0.5)	0.6
Expiration of statute of limitations	4.6	—	—
Settlement with taxing authorities	4.4	—	—
Advance pricing agreement	2.9	—	—
Competent Authority settlement	5.3	—	—
Income tax provision	$(38.4)	$(53.8)	$(16.2)
___________________________

[1]
State income taxes of $4.4 in 2013 includes a $1.2 increase in the valuation allowance relating to certain unused state net operating losses expected to expire. State income taxes of $0.8 in 2011 includes a $1.2 decrease in the valuation allowance relating to certain state net operating losses expected to be utilized before their expiration.

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying U.S. federal alternative minimum tax (“AMT”) and some state income taxes. See “Tax Attributes” below.
Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets are as follows:

	Year Ended December 31,
	2013		2012
Deferred income tax assets:
Loss and credit carryforwards	$321.8		$342.2
VEBAs (See Note 7)	6.1		7.6
Other assets	34.4		35.3
Inventories and other	2.5		1.7
Valuation allowances	(19.9)		(18.7)
Total deferred income tax assets	344.9		368.1
Deferred income tax liabilities:
Property, plant, and equipment	(73.0)		(69.7)
VEBAs (See Note 7)	(152.4)		(136.9)
Inventories	(14.9)	—	—
Total deferred income tax liabilities	(240.3)		(206.6)
Net deferred income tax assets [1]	$104.6		$161.5
__________________________

[1]
Of the total net deferred income tax assets of $104.6, $36.7 was included in Prepaid expenses and other current assets, $69.1 was presented as Deferred tax assets, net and $1.2 was presented as Deferred tax liability on the Consolidated Balance Sheet as of December 31, 2013. Of the total net deferred income tax assets of $161.5, $59.5 was included in Prepaid expenses and other current assets and $102.0 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2012.

Tax Attributes. At December 31, 2013, the Company had $736.9 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the $736.9 of NOL carryforwards at December 31, 2013, $1.7 represents excess tax benefits related to the vesting of employee restricted stock, which will result in an increase in equity

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $29.1 of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
To preserve the NOL carryforwards available to the Company, the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, the Company has a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The increase (decrease) in the valuation allowance was $1.2, $(0.1) and $(1.3) in 2013, 2012 and 2011, respectively. The increase in the valuation allowance in 2013 was primarily due to unutilized state NOL carryforwards that are expected to expire. The decrease in the valuation allowance for 2012 and 2011 was primarily due to the projected utilization of state NOL carryforwards.
Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company’s tax returns for fiscal years 1998 through 2004 and issued assessment notices for which Notices of Objection were filed. During the first quarter of 2013, these audits were settled resulting in a cash tax benefit to the Company of $7.6, of which, $6.1 was received in 2013. In addition, during the third quarter of 2013, the Company signed an advance pricing agreement with the Canada Revenue Agency, which resulted in an additional cash tax benefit of $2.9, which is expected to be refunded within the next 12 months.
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
The Company has gross unrecognized benefits relating to uncertain tax positions. A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
Gross unrecognized tax benefits at beginning of period	$15.7	$13.7	$15.0
Gross increases for tax positions of prior years	—	1.3	0.1
Gross decreases for tax positions of prior years	(7.6)	(0.1)	—
Gross increases for tax positions of current years	—	0.4	0.4
Settlements	—	—	(0.5)
Gross decrease for tax positions relating to lapse of a statute of limitation	(3.3)	—	(0.9)
Foreign currency translation	(1.0)	0.4	(0.4)
Gross unrecognized tax benefits at end of period	$3.8	$15.7	$13.7
If and when the $3.8 and $15.7 of gross unrecognized tax benefits at December 31, 2013 and December 31, 2012, respectively, are recognized, $2.7 and $14.6 will go through the Company's income tax provision and thus affect the effective tax rate in future periods. For the year ended December 31, 2011, if and when the gross unrecognized tax benefits are ultimately recognized, they will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.
The change during 2013 was primarily due to the expiration of statutes, settlements with taxing authorities, foreign currency fluctuations and change in tax positions. The change during 2012 was primarily due to foreign currency fluctuations and change in tax positions. The change during 2011 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, settlements with taxing authorities, foreign currency fluctuations and change in tax positions.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $2.3 and $7.5 accrued for interest and penalties at December 31, 2013 and December 31, 2012, respectively. Of these amounts, none were recorded as current liabilities and included in Other accrued liabilities on the Consolidated

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Balance Sheets at December 31, 2013 and December 31, 2012. The Company recognized a (decrease) increase in interest and penalty of $(5.2) and $0.9 in its tax provision in 2013 and 2012. The change in interest and penalty in 2011 was immaterial.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During 2013, 2012 and 2011, the foreign currency impact on such liabilities resulted in $0.7, $(0.5) and $0.3 currency translation adjustments, respectively, which increased (decreased)Other comprehensive income (loss).
The Company expects its gross unrecognized tax benefits to be reduced by $1.6 within the next 12 months.
7. Employee Benefits
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

•
A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2013, approximately 65% of the plan assets were invested in equity securities, and 31% of plan assets were invested in fixed income securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 62% in equity securities, 34% in fixed income securities and the remaining assets in short-term securities. See Note 12 for additional information regarding the fair values of the Canadian pension plan assets.

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

     VEBA Postretirement Medical Obligations. Certain eligible retirees receive medical coverage through participation in the Union VEBA or a VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees, two of which are appointed by the Company and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

two of which are appointed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"). Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
The Company’s only financial obligations to the VEBAs are (i) to make an annual variable cash contribution and (ii) to pay up to $0.3 of the annual administrative expenses of the VEBAs. The formula determining the annual variable contribution amount is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0. Such payments may not exceed $20.0 annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. The variable cash contribution obligation to the Union VEBA extends through September 2017, while the obligation to the Salaried VEBA has no express termination date.
Amounts owed by the Company to the VEBAs are recorded in the Company's Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. Such amounts are determined and paid on an annual basis. As of December 31, 2013, the Company determined that the variable contribution for 2013 was $16.0 (comprised of $13.7 to the Union VEBA and $2.3 to the Salaried VEBA). These amounts will be paid during the first quarter of 2014. The variable contribution relating to 2012 in the amount of $20.0 was paid in 2013.
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
While under this accounting treatment, the funding status of the VEBAs could result in a liability or asset position on the Company's Consolidated Balance Sheets, such liability or asset has no impact on the Company's cash flow or liquidity. Only the Company's obligation to make an annual variable cash contribution can have a material impact to the Company's cash flow or liquidity.
In 2011 and 2012, the Union VEBA owned shares of the Company's common stock that were subject to a stock transfer restriction agreement that limited its ability to sell such shares. In 2011, transfer restrictions were removed on a portion of the shares held by the Union VEBA, and restrictions on all remaining shares were removed in 2012. During periods when the Union VEBA's shares were subject to the stock transfer restrictions, the Company treated such shares as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) on its Consolidated Balance Sheet. Refer to Statements of Consolidated Stockholders' Equity for the number of shares on which stock transfer restrictions were removed.
Key Assumptions. The following data presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s Canadian pension plan and the VEBAs. The Company uses a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of December 31 are:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2013	December 31, 2012	December 31, 2013		December 31, 2012
			Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Benefit obligations assumptions:
Discount rate	4.90%	4.40%	4.70%	4.20%	4.00%	3.40%
Rate of compensation increase	3.00%	3.00%	—	—	—	—
Initial medical trend rate [1]	—	—	7.50%	—	8.00%	—
Ultimate medical trend rate [1]	—	—	5.00%	—	5.00%	—

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]
The medical trend rate assumptions used for the Union VEBA were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 at each of December 31, 2013 and December 31, 2012. A one-percentage-point increase in the assumed medical trend rates would increase the accumulated postretirement benefit obligation of the Union VEBA by $27.8 and $41.1 at December 31, 2013 and December 31, 2012, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the accumulated postretirement benefit obligation of the Union VEBA by $22.7 and $33.4 at December 31, 2013 and December 31, 2012, respectively.

Key assumptions made in computing the net asset/obligation of each VEBA and in total include:
With respect to VEBA assets:

•
Based on the information received from the VEBAs, at December 31, 2013 and December 31, 2012 both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees, and are not under the control of the Company.

•	The Company's variable payment, if any, is treated as a funding/contribution policy and not counted as a VEBA asset at December 31 for actuarial purposes.
With respect to VEBA obligations:

•	The accumulated postretirement benefit obligation (“APBO”) for each VEBA was computed based on the level of benefits being provided by it at December 31, 2013 and December 31, 2012.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2013 and December 31, 2012, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 are:

	Canadian Pension Benefits			VEBA Benefits
	2013	2012	2011	2013		2012		2011
				Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Net periodic benefit cost assumptions:
Discount rate	4.40%	5.60%	5.70%	4.00%	3.40%	4.20%	3.75%	5.25%	4.70%
Expected long-term return on plan assets [1]	4.50%	4.60%	5.40%	6.25%	7.25%	7.25%	7.25%	6.00%	7.25%
Rate of compensation increase	3.00%	3.00%	3.50%	—	—	—	—	—	—
Initial medical trend rate[2]	—	—	—	8.00%	—	8.50%	—	9.00%	—
Ultimate medical trend rate[2]	—	—	—	5.00%	—	5.00%	—	5.00%	—
_____________________

[1]	The expected long-term rate of return assumption is based on the targeted investment portfolios provided to the Company by the VEBAs’ trustees.

[2]
The medical trend rate assumptions used for the Union VEBA, which is currently paying certain prescription drug benefits, were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 for each of 2013, 2012 and 2011. A one-percentage-point increase in the assumed medical trend rates would increase the aggregate of the service and interest cost components of net periodic benefit costs by $2.0, $2.5 and $2.7 for 2013, 2012 and 2011, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the aggregate of the service and interest cost components of net periodic benefit costs by $1.5, $2.0, and $2.1 for 2013, 2012 and 2011, respectively.

Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s Canadian pension and the VEBAs as of December 31, 2013 and December 31, 2012, and the corresponding

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

amounts that are included in the Company’s Consolidated Balance Sheets.

	Canadian Pension Benefits		VEBA Benefits
	2013	2012	2013	2012
Change in Benefit Obligation:
Obligation at beginning of year	$7.0	$5.4	$384.1	$446.9
Foreign currency translation adjustment	(0.5)	0.2	—	—
Service cost	0.3	0.2	2.5	3.4
Interest cost	0.3	0.3	14.6	17.9
Actuarial (gain) loss[1]	(0.2)	1.1	(7.3)	(66.2)
Plan participant contributions	—	0.1	—	—
Benefits paid by Company	(0.3)	(0.3)	—	—
Benefits paid by VEBA	—	—	(21.5)	(20.8)
Reimbursement from retiree drug subsidy[2]	—	—	2.3	2.9
Obligation at end of year	6.6	7.0	374.7	384.1

Change in Plan Assets:
FMV of plan assets at beginning of year	5.7	4.9	744.7	571.0
Foreign currency translation adjustment	(0.4)	0.2	—	—
Actual return on assets	0.7	0.3	39.2	63.0
Plan participant contributions	—	0.1	—	—
Sale of Company's common stock by Union VEBA	—	—	—	108.6
Employer/Company contributions [4]	0.5	0.5	16.0	20.0
Benefits paid by Company	(0.3)	(0.3)	—	—
Benefits paid by VEBA	—	—	(21.5)	(20.8)
Reimbursement from retiree drug subsidy[2]	—	—	2.3	2.9
FMV of plan assets at end of year	6.2	5.7	780.7	744.7
Net Funded Status [3]	$(0.4)	$(1.3)	$406.0	$360.6
_____________________________

[1]
The actuarial gain relating to the VEBA plans in 2013 was primarily comprised of (i) a gain of $54.9 due to projected lower drug claim cost in the future because of lower than expected drug claim costs in 2013 in the Union VEBA, (ii) a gain of $30.5 due to a decrease in discount rates used to determine benefit obligations for both VEBAs, (iii) a gain of $8.0 primarily due to a higher than expected mortality rate in the Union VEBA, partially offset by (iv) a loss of $63.8 due to the addition of a new healthcare premium reimbursement benefit starting in 2014 in the Union VEBA, (v) a loss of $20.8 resulting from an increase in the existing benefits reimbursement rates starting in 2014 for plan participants in both VEBAs, and (vi) a loss of $2.7 primarily due to an increase in administrative cost in the Union VEBA.

The actuarial gain relating to the VEBA plans in 2012 was primarily comprised of (i) a gain of $42.2 due to lower than expected prescription drug claim cost and a change in retiree drug subsidy assumption in 2012 in the Union VEBA, (ii) a gain of $16.2 due to changes in census data for both VEBA plans, (iii) a gain of $9.6 relating to a change in the participant marital status assumption in the Union VEBA and (iv) a gain of $11.0 relating to a change in the assumption for annual benefit utilization per participant in the Salaried VEBA, partially offset by a loss of $9.7 due to a decrease in discount rates used to determine benefit obligations for both VEBA plans.

[2]
The Union VEBA is eligible for the retiree drug subsidy of the Medicare Modernization Act that went into effect January 1, 2006 equal to 28% of allowable drug costs. As a result, the Company has measured the Union VEBA’s obligations and costs to take into account this subsidy.

[3]
Prepaid benefit of $406.0 relating to the VEBAs at December 31, 2013 was presented as Net asset in respect of VEBAs on the Consolidated Balance Sheet. With respect to the Prepaid benefit of $360.6 relating to the VEBAs at December 31,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2012, $365.9 was included in Net asset in respect of VEBA and $5.3 was included in Net liability in respect of VEBA on the Consolidated Balance Sheets.

[4]
The Company accrued a liability for a variable cash contribution of $16.0 to the VEBAs with respect to calendar year 2013, which will be paid in the first quarter of 2014. The Company accrued a liability for a variable cash contribution of $20.0 to the VEBAs with respect to calendar year 2012, which was paid in the first quarter of 2013.

With respect to the VEBAs, the Company has no claim to the plan assets nor obligation to fund the liability. The Company's only financial obligations to the VEBAs are the variable cash contribution and reimbursement of certain administrative fees discussed previously. The following table presents the net assets of each VEBA as of December 31, 2013 and December 31, 2012 (such information is also included in the tables required under GAAP above which roll forward the assets and obligations):

	December 31, 2013			December 31, 2012
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
Accumulated plan benefit obligation	$(312.7)	$(62.0)	$(374.7)	$(319.4)	$(64.7)	$(384.1)
Plan assets	717.5	63.2	780.7	685.3	59.4	744.7
Net Funded Status	$404.8	$1.2	$406.0	$365.9	$(5.3)	$360.6
The accumulated benefit obligation for the Canadian defined benefit pension plan was $5.8 and $6.2 at December 31, 2013 and December 31, 2012, respectively. The Company expects to contribute $0.5 to the Canadian pension plan in 2014.
As of December 31, 2013, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Benefit Payments Due by Period
	2014	2015	2016	2017	2018	2019-2023
Canadian pension plan benefit payments	$0.2	$0.3	$0.3	$0.3	$0.3	$2.0
VEBA benefit payments[1]	30.5	30.5	30.3	30.1	29.8	142.5
Anticipated retiree drug subsidy[1]	(3.1)	(3.3)	(3.4)	(3.5)	(3.5)	(18.6)
Total net benefits	$27.6	$27.5	$27.2	$26.9	$26.6	$125.9
__________________________________
1 Such amounts were obtained from the VEBAs. The Company's only financial obligations to the VEBAs are to pay the variable contributions, which may not exceed $20.0 annually, and certain administrative fees.
The amount of loss which is recognized in the Consolidated Balance Sheets (in Accumulated other comprehensive income (loss)) associated with the Company’s Canadian defined benefit pension plan and the VEBAs (before tax) that have not yet been reflected in net periodic benefit cost as of December 31, 2013 and December 31, 2012 were as follows:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Accumulated net actuarial losses	$(1.8)	$(2.8)	$(0.5)	$(3.2)
Transition assets	0.2	0.3	—	—
Prior service cost	—	—	(32.7)	(36.9)
Loss recognized in Accumulated other comprehensive (loss)	$(1.6)	$(2.5)	$(33.2)	$(40.1)
The amounts in Accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic pension benefit costs at December 31, 2013 that are expected to be recognized in 2014 are $0.1 for the Canadian pension plan relating to prior service cost and $5.2 for the VEBAs. Of the $5.2 relating to the VEBAs, $4.1 is related to amortization of prior service cost and $1.1 is related to amortization of net actuarial loss. See the Statement of Comprehensive Income (Loss) for reclassification adjustments of other comprehensive income that were recognized as components of net periodic benefit costs for 2013, 2012 and 2011.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

    Fair Value of Plan Assets. See Note 12 for the fair values of the assets of the Canadian pension plan and the VEBAs.
Components of Net Periodic Benefit Cost (Income) — The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The following table presents the components of net periodic benefit cost (income) for 2013, 2012 and 2011:

	Canadian Pension Benefits			VEBA Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$0.3	$0.2	$0.2	$2.5	$3.4	$2.2
Interest cost	0.3	0.3	0.3	14.6	17.9	17.4
Expected return on plan assets	(0.3)	(0.2)	(0.3)	(45.1)	(40.4)	(30.4)
Amortization of prior service cost[1]	—	—	—	4.2	4.2	4.2
Amortization of net actuarial loss	0.2	0.1	0.1	1.3	3.0	0.6
Net periodic benefit costs (income)	$0.5	$0.4	$0.3	$(22.5)	$(11.9)	$(6.0)
__________________________

[1]	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
The following tables present the total (income) charges related to all benefit plans for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Canadian pension plan	$0.5	$0.4	$0.3
VEBAs	(22.5)	(11.9)	(6.0)
Deferred compensation plan	1.2	0.9	0.2
Defined contribution plans	7.9	7.6	7.1
Total	$(12.9)	$(3.0)	$1.6

The following tables present the allocation of these (income) charges:

	Year Ended December 31,
	2013	2012	2011
Fabricated Products	$8.0	$7.4	$6.4
All Other	(20.9)	(10.4)	(4.8)
Total	$(12.9)	$(3.0)	$1.6

For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other and substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation and amortization and other items with the balance in Selling, administrative, research and development and general.
8. Multiemployer Pension Plans

Overview. The Company contributes to multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees at certain facilities. At December 31, 2013, approximately
55% of the Company's total employees were union-represented employees at facilities participating in these multiemployer pension plans. The Company currently estimates that contributions will range from $3.0 to $5.0 per year through 2015.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in multiemployer pension plans for the annual period ended December 31, 2013 is outlined in the table below.

Pension Fund	Employer Identification Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented in 2013[2]	Contributions of the Company			Surcharge Imposed in 2013	Expiration Date of Collective-Bargaining Agreement
					2013	2012	2011
		2013	2012
Steelworkers Pension Trust (USW)[3]	236648508	Green	Green	No	$2.9	$3.0	$2.6	No	Mar 2014	-	Nov 2017
Other Funds[4]					0.9	0.9	1.0
					$3.8	$3.9	$3.6
________________

[1]
The most recent Pension Protection Act zone status available in 2013 and 2012 for the Steelworkers Pension Trust is for the plan's year-end at December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded.

[2]
The “FIP/RP Status Pending/Implemented” column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

[3]
The Company is party to three USW collective-bargaining agreements that require contributions to the Steelworkers Pension Trust. Current USW collective bargaining agreements covering employees at the Newark, Ohio and Spokane (Trentwood), Washington facilities covers 89% of the Company's USW-represented employees and expires in September 2015. The Company's monthly contributions per hour worked by each bargaining unit employee at the Newark, Ohio and Spokane (Trentwood), Washington facilities are (in whole dollars) $1.25 and will increase to (in whole dollars) $1.50 in July 2015. The union contracts covering employees at the Richmond (Bellwood), Virginia facility and Florence, Alabama facility cover 7% and 4% of the Company's USW-represented employees, respectively, and expire in November 2017 and March 2014, respectively.

[4]	Other Funds consists of plans that are not individually significant.
The Company was not listed in any of the plans' Forms 5500 or the CWIPP financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2013, Forms 5500 were not available for the plan years ending in 2013. Further, there were no significant changes to the number of employees covered by the Company's multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Total costs relating to STI Plans were recorded as follows, for each period presented:

	Year Ended December 31,
	2013	2012	2011
Cost of products sold, excluding depreciation and amortization and other items	$4.6	$4.3	$3.2
Selling, administrative, research and development, and general	11.1	10.1	5.2
Total costs recorded in connection with STI Plans	$15.7	$14.4	$8.4
The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2013	2012	2011
Fabricated Products	$11.2	$9.9	$5.9
All Other	4.5	4.5	2.5
Total costs recorded in connection with STI Plans	$15.7	$14.4	$8.4

Long- term Incentive Programs
General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2013, 840,693 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development and general expenses.
Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA as set forth in each year’s LTI program, measured over a three-year performance period. EVA, as defined in the Company’s LTI programs, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance period. During 2013, a portion of the performance shares granted under the 2010-2012 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2011-2013 LTI program, 2012-2014 LTI program and 2013-2015 LTI program will occur in 2014, 2015 and 2016, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Non-cash Compensation Expense. Recorded non-cash compensation expense by type of award under LTI programs were as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Service-based non-vested common shares and restricted stock units	$4.3	$3.8	$4.1
Performance shares	2.3	1.8	1.1
Total non-cash compensation expense	$6.6	$5.6	$5.2
The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2013	2012	2011
Fabricated Products	$2.2	$1.7	$1.5
All Other	4.4	3.9	3.7
Total non-cash compensation expense	$6.6	$5.6	$5.2

Recognized tax benefit relating to non-cash compensation expense were $2.4, $2.1 and $2.0 for 2013, 2012 and 2011, respectively.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data, by type of award:

	December 31, 2013
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$3.8	1.5
Performance shares	$4.8	1.9

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the year ended December 31, 2013 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78
Granted	76,336	58.65	2,600	57.70	175,317	57.75
Vested	(90,233)	42.31	(2,311)	42.74	(34,192)	34.84
Forfeited	(820)	53.00	—	—	—	—
Canceled	—	—	—	—	(162,521)	34.58
Outstanding at December 31, 2013	143,967	$51.09	5,472	$51.03	562,554	$49.26

The total grant-date fair value for shares granted during 2013, 2012 and 2011 was $14.8, $13.9 and $12.8, respectively. Total grant-date fair value for shares that vested during 2013, 2012 and 2011 was $5.1, $3.5 and $6.3.

Stock Options. As of both December 31, 2013 and December 31, 2012, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 3.25 and 4.25 years, respectively. The grant-date fair value of all options was $39.90 per share. No new options were granted and no existing options were forfeited, or exercised during 2013 or 2012. No options expired in 2013.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. During 2013, 2012 and 2011, the Company recorded $0.2, $0.2 and $0.2, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2013, 2012 and 2011, 40,075, 45,801 and 62,637 commons shares, respectively, were withheld and canceled for this purpose.
10. Commitments and Contingencies
      Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 11).
Rental expenses were $7.5, $10.0 and $10.0 for 2013, 2012, and 2011, respectively. There are renewal options in various operating leases subject to certain terms and conditions. Minimum rental commitments under operating leases at December 31, 2013 are as follows for years ending December 31:

	2014	2015	2016	2017	2018	2019 and Thereafter
Minimum rental commitments	$4.7	$4.0	$2.9	$2.1	$2.0	$29.4
Purchase obligations are primarily comprised of various contracts with suppliers of aluminum that require the Company to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table below are based on minimum quantities at the metal price at December 31, 2013. The Company believes the minimum quantities are lower than its current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different. Amounts due under purchase obligations as of December 31, 2013 are as follows for years ending December 31:

	2014	2015	2016	2017	2018	2019 and Thereafter
Purchase obligations	$278.5	$4.9	$0.4	$0.4	$0.4	$1.9
Environmental Contingencies. The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations, and to potential claims based upon such laws and regulations.
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
The following table presents the changes in such accruals, which are primarily included in Long-term liabilities.

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$21.7	$22.0	$20.2
Additional accruals	4.5	1.2	3.9
Less expenditures	(3.4)	(1.5)	(2.1)
Ending balance	$22.8	$21.7	$22.0
In 2012, the Company submitted a final feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) that included recommendations for remediation alternatives primarily to address the historical use of oils

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

containing polychlorinated biphenyls, ("PCBs") at the Company’s Spokane (Trentwood), Washington facility. The Company also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin the initiation of a treatability study in regards to proposed PCB remediation methods. The Company began implementation of certain approved sections of the work plan during the third quarter of 2013 and continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.
During 2013, at the request of the Ohio Environmental Protection Agency (“OEPA)”, the Company initiated an investigational study of its Newark, Ohio facility related to historical on-site waste disposal. As this work continues and progresses to a risk assessment and feasibility study, the Company will establish and update estimates for probable and estimable remediation. Actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by OEPA and work plans are prepared, which is expected to occur in the next 18 to 24 months.
At December 31, 2013, the Company’s environmental accrual of $22.8 represented the Company’s estimate of the incremental cost based on proposed alternatives in the final feasibility study related to the Company’s Spokane (Trentwood), Washington facility and currently available facts with respect to its Newark, Ohio facility and certain other locations owned or formally owned by the Company. Once the remediation actions are approved for these sites, the Company expects the implementation and ongoing monitoring could occur over a period of 30 years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $25.0 over the remediation period. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months.
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
The Company may modify the terms of its derivative contracts based on operational needs or financing objectives. Because the Company's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement.
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers for stipulated volumes to be delivered in the future. Because the Company generally purchases primary and secondary aluminum on a floating price basis, pounds that it has committed to sell to its customers under a firm-price arrangement create metal price risk for the Company. The Company uses third-party hedging instruments to limit exposure to metal price risks related to firm-price

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

customer sales contracts. See Note 12 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values.
A majority of the Company's derivative contracts relating to hedges of operational risks contain credit risk-related contingency features that could require the Company to provide additional collateral in the event the Company's credit rating were to be downgraded. To minimize the exposure to additional collateral requirements related to its liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of its hedging activities, or both. The aggregate fair value of the Company's derivative instruments that contain credit risk-related contingency features and were in a net liability position at December 31, 2013 was $1.6.
The Company regularly reviews the credit worthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During 2013, 2012 and 2011, total fabricated products shipments sold under firm-price arrangements were (in millions of pounds) 119.8, 178.8 and 157.0, respectively. At December 31, 2013, the Company had customer sales contracts for the delivery of fabricated aluminum products pursuant to firm-price arrangements for 2014 and 2015, totaling approximately (in millions of pounds) 62.0 and 2.3, respectively.
Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 12 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented:

	Year Ended December 31,
	2013	2012	2011
Realized (losses) gains:
Aluminum	$(5.5)	$(9.0)	$9.6
Natural Gas	(1.8)	(6.7)	(5.2)
Electricity	0.8	(3.4)	—
Total realized (losses) gains:	$(6.5)	$(19.1)	$4.4
Unrealized gains (losses):
Aluminum	$(3.1)	$10.1	$(26.5)
Natural Gas	2.6	4.3	(1.6)
Electricity	1.1	0.8	(1.8)
Foreign Currency	0.1	—	—
Call Options relating to the Convertible Notes	24.2	9.0	(2.1)
Bifurcated Conversion Feature of the Convertible Notes	(21.0)	(8.2)	6.1
Total unrealized gains (losses)	$3.9	$16.0	$(25.9)

The following table summarizes the Company's material derivative positions at December 31, 2013:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional Amount of Contracts
Commodity	Maturity Period	(mmlbs)
Aluminum —
Fixed priced purchase contracts	1/14 through 12/15	64.4
Midwest premium swap contracts[1]	1/14 through 12/15	60.1

		Notional Amount of Contracts
Energy	Maturity Period	(mmbtu)
Natural gas —[2]
Fixed priced purchase contracts	1/14 through 12/16	6,240,000

		Notional Amount of Contracts
Electricity	Maturity Period	(Mwh)
Fixed priced purchase contracts	1/14 through 12/15	394,200

		Notional Amount of Contracts
Currency	Maturity Period	(as shown)
Euro —
Fixed priced purchase contracts	1/14 through 1/14	€674,483
GBP —
Fixed priced purchase contracts	1/14 through 5/14	£44,106

		Notional Amount of Contracts
Hedges Relating to the Convertible Notes	Contract Period	(Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,638,303
Call Options[3]	3/10 through 3/15	3,638,303
_________________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company's purchases of primary aluminum.

[2]
As of December 31, 2013, the Company's exposure to fluctuations in natural gas prices had been substantially reduced for approximately 82%, 64% and 6% of the expected natural gas purchases for 2014, 2015 and 2016, respectively.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company's derivatives by type of counterparty as of December 31, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.0	$—	$1.0	$0.8	$—	$0.2
Counterparty (without Netting Agreements)[1]	80.4	—	80.4	—	—	80.4
Counterparty (with partial Netting Agreements)	0.4	—	0.4	0.4	—	—
Total	$81.8	$—	$81.8	$1.2	$—	$80.6

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.6)	$—	$(1.6)	$(0.8)	$—	$(0.8)
Counterparty (without Netting Agreements)[1]	(83.2)	—	(83.2)	—	—	(83.2)
Counterparty (with partial Netting Agreements)	(1.3)	—	(1.3)	(0.4)	—	(0.9)
Total	$(86.1)	$—	$(86.1)	$(1.2)	$—	$(84.9)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at December 31, 2013 (see Note 12).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2012:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$2.3	$—	$2.3	$1.0	$—	$1.3
Counterparty (without Netting Agreements)[1]	55.9	—	55.9	—	—	55.9
Counterparty (with partial Netting Agreements)	0.3	—	0.3	0.2	—	0.1
Total	$58.5	$—	$58.5	$1.2	$—	$57.3

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.7)	$—	$(1.7)	$(1.0)	$—	$(0.7)
Counterparty (without Netting Agreements)[1]	(63.8)	—	(63.8)	—	—	(63.8)
Counterparty (with partial Netting Agreements)	(1.2)	—	(1.2)	(0.2)	—	(1.0)
Total	$(66.7)	$—	$(66.7)	$(1.2)	$—	$(65.5)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at December 31, 2012 (see Note 12).

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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value as required by GAAP include: (i) its derivative instruments; (ii) the plan assets of the VEBAs and the Company's Canadian pension plan measured annually at December 31; and (iii) available for sale securities, consisting of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

debt investment securities and investments related to the Company's deferred compensation plan (see Note 7). The Company records certain other financial assets and liability at carrying value (see table below for the fair value disclosure of those assets and liabilities).
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the years ended December 31, 2013 and December 31, 2012, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities (see Note 5).
Fair Values of Financial Assets and Liabilities
Fair Values of Derivative Assets and Liabilities. The Company's derivative contracts are valued at fair value using significant observable and unobservable inputs.
  Commodity, Energy, Electricity and Foreign Currency Hedges - The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy. The Company, however, has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads. The fair values of these financial instruments are classified as Level 3 in the fair value hierarchy.
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
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at December 31, 2013 were as follows:

Stock price at December 31, 2013	$70.24
Quarterly dividend yield (per share)[1]	$0.24
Risk-free interest rate[2]	0.19%
Credit spread (basis points)[3]	171
Expected volatility rate[4]	17%
____________

[1]
Quarterly dividends during 2013 were $0.30 per share, but the model assumes a discrete $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options' value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the 1.25-year Constant Maturity Treasury rate on December 31, 2013.

[3]	The credit spread is based on the Company's long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]	The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

VEBA and Canadian Pension Plan Assets. The VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The VEBA assets are outside of the Company's control, and the Company does not have insight

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

into the investment strategies. The fair value of the plan assets of the VEBAs assets is based on information made available to the Company by the VEBA administrators.
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
The fair value of the plan assets of the VEBAs and the Company's Canadian pension plan is measured annually on December 31 and is reflected in the Company's Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan.
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
Available for sale securities. The Company holds debt investment securities. The fair value of the debt investment securities, which consists of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At December 31, 2013, the remaining maturity period with respect to short-term investments ranged from 91 days to approximately 15 months. In addition to debt investment securities, the Company also holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 7). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Senior Notes and Convertible Notes is based on their trading price and is considered a Level 1 input in the fair value hierarchy. See Note 3 for the carrying value of the Convertible Notes and the Senior Notes.
The following tables present the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2013 and December 31, 2012:

	2013
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	1.1	1.1
Natural Gas -
Fixed priced purchase contracts	—	0.5	—	0.5
Electricity -

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Fixed priced purchase contracts	—	0.5	—	0.5
Foreign Currency -
Euro	—	0.1	—	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	79.5	—	79.5

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	57.0	318.0	—	375.0
Mortgage backed securities	—	25.9	—	25.9
Corporate debt securities[2]	—	78.2	—	78.2
Equity investment funds in registered investment companies[3]	—	175.3	—	175.3
United States Treasuries	—	43.3	—	43.3
Municipal debt securities	—	1.6	—	1.6
Cash and money market investments[4]	36.8	—	—	36.8
Asset backed securities	—	8.5	—	8.5
Diversified investment funds in registered investment companies[5]	20.1	6.2	—	26.3

All Other Financial Assets
Cash and cash equivalents[6]	57.7	111.8	—	169.5
Short-term investments	—	129.5	—	129.5
Deferred compensation plan asset	—	6.5	—	6.5
Total	$171.6	$985.5	$1.1	$1,158.2

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$(1.8)	$—	$(1.8)
Natural Gas -
Fixed priced purchase contracts	—	(0.8)	—	(0.8)
Electricity -
Fixed priced purchase contracts	—	(0.4)	—	(0.4)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(83.1)	—	(83.1)

All Other Financial Liabilities
Senior Notes	(255.4)	—	—	(255.4)
Convertible Notes	(260.0)	—	—	(260.0)
Total	$(515.4)	$(86.1)	$—	$(601.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	2012
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$2.6	$—	$2.6
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	0.2	—	0.2
Hedges Relating to the Convertible Notes -
Call Options	—	55.3	—	55.3

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	192.3	235.4	—	427.7
Mortgage backed securities	—	31.5	—	31.5
Corporate debt securities[2]	—	40.4	—	40.4
Equity investment funds in registered investment companies[3]	114.1	58.8	—	172.9
United States Treasuries	—	13.6	—	13.6
Municipal debt securities	—	3.9	—	3.9
Cash and money market investments[4]	16.4	—	—	16.4
Asset backed securities	—	3.2	—	3.2
Diversified investment funds in registered investment companies[5]	6.4	5.7	—	12.1
Equity securities	8.7	—	—	8.7

All Other Financial Assets
Cash and cash equivalents[6]	107.9	165.5	—	273.4
Short-term investments	—	85.0	—	85.0
Deferred compensation plan asset	—	5.6	—	5.6
Total	$445.8	$706.7	$0.4	$1,152.9

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$(0.5)	$—	$(0.5)
Natural Gas -
Put option sales contracts	—	(0.5)	—	(0.5)
Fixed priced purchase contracts	—	(2.6)	—	(2.6)
Electricity -
Fixed priced purchase contracts	—	(1.0)	—	(1.0)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(62.1)	—	(62.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

All Other Financial Liabilities
Senior Notes	(250.0)	—	—	(250.0)
Convertible Notes	(240.1)	—	—	(240.1)
Total	$(490.1)	$(66.7)	$—	$(556.8)
_________________________

1.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios, including (i) marketable fixed income securities such as (a) U.S. Treasury and other government and agency securities, (b) municipal bonds, (c) mortgage-backed securities, (d) asset-backed securities, (e) corporate bonds, notes and debentures in various sectors, (f) preferred and common stock, (g) investments in affiliated and other investment companies, (h) short-term investments and other net assets and (i) repurchase agreements and reverse repurchase agreements, (ii) other commingled investments, (iii) investment grade debt, (iv) fixed income instruments which may be represented by options, future contracts or swap agreements, and (v) cash and cash equivalents. The fair value of assets in this category is estimated using the net asset value per share of the investments.

2.
This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2013 represented approximately 56%, 35% and 9% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2012 represented approximately 61%, 33% and 6% of the total portfolio in this category, respectively. The fair value of assets in this category is estimated using the net asset value per share of the investments.

3.
This category represents investments in equity funds that invest in portfolios comprised of (i) equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalization, (ii) common stock in investment trust funds, and (iii) other short-term investments. The fair value of assets in this category is determined by using quoted prices in active markets for investments considered Level 1 inputs and estimated using the net asset value per share of the investments for investments considered Level 2 inputs.

4.	This category represents cash and investments in various money market funds.

5.
The plan assets are invested in investment funds that hold a diversified portfolio of (i) U.S and international debt and equity securities, (ii) fixed income securities such as corporate bonds and government bonds, (iii) mortgage-related securities, and (iv) cash and cash equivalents. The fair value of assets in this category is estimated using the net asset value per share of the investments.

6.	See Note 2 for components of cash and cash equivalents.
Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at December 31, 2012	$0.4
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and Unrealized (gains) losses on derivative instruments	(0.1)
Transactions involving Level 3 derivative contracts:
Purchases	1.0
Sales	—
Issuances	—
Settlements	(0.2)
Transactions involving Level 3 derivatives - net	0.8
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at December 31, 2013	$1.1

Total gains included in Unrealized (gains) losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at December 31, 2013:	$1.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Fair Values of Non-financial Assets and Liabilities
     CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred: (ii) incremental costs associated with special handling or treatment of CARO materials, and (iii) the credit-adjusted risk-free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company.
During 2013, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. The following table summarizes the activity relating to the Company's CARO liabilities:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$4.1	$4.0	$3.8
Liabilities settled during the period	(0.2)	(0.5)	(0.1)
Accretion expense	0.4	0.3	0.3
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	0.1	0.3	—
Ending balance	$4.4	$4.1	$4.0
__________________________________________

[1]
The adjustment in 2013 did not have a material impact on the basic and diluted earnings per share for 2013. The adjustment in 2012 decreased both basic and diluted earnings per share for 2012 by approximately $0.02 per share.

The estimated fair value of CARO liabilities at December 31, 2013 and December 31, 2012 are based upon the application of a weighted-average credit-adjusted risk-free rate of 8.6% and 8.7%, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).

13. Earnings Per Share
Basic and diluted earnings per share for 2013, 2012 and 2011 were calculated as follows:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$104.8	$85.8	$25.1
Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	18,827	19,115	18,979
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	178	163	—
Add: dilutive effect of warrants	241	—	—
Diluted[2]	19,246	19,278	18,979
Earnings per common share, Basic:
Net income per share	$5.56	$4.49	$1.32
Earnings per common share, Diluted:
Net income per share[2]	$5.44	$4.45	$1.32
_____________

[1]	The basic weighted-average number of common shares outstanding during the period excludes unvested share-based incentive awards.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[2]
The diluted weighted-average number of common shares outstanding and diluted earnings per share for 2013 and 2012 were calculated using the treasury method. The diluted weighted-average number of common shares outstanding and diluted earnings per share for 2011 were calculated using the two-class method (see Note 1).

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both December 31, 2013 and December 31, 2012. The potential dilutive effect of options outstanding was zero for 2013, 2012 and 2011. Warrants relating to approximately 3.6 million common shares were outstanding at both December 31, 2013 (at an average exercise price of approximately $61.08 per share) and December 31, 2012 (at an average exercise price of approximately $61.31 per share).
During 2013, 2012 and 2011, the Company paid a total of approximately $23.0 ($1.20 per common share), $19.6 ($1.00 per common share), and $18.9 ($0.96 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.
Upon the termination in the third quarter of 2013 of the third-party disbursing agent agreement entered into in connection with the Company’s emergence from chapter 11 proceedings in 2006, $0.6 of cash dividends paid in respect of common shares of the Company held in trust by the third-party disbursing agent for distribution under the Company’s chapter 11 plan, as well as 9,001 such common shares, were returned to the Company at the direction of the bankruptcy court. The fair market value of the shares was included in Other income, net (see Note 16).
From time to time, the Company repurchases shares pursuant to a stock repurchase program authorized by the Company’s Board of Directors. During 2013, the Company’s Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by the Company’s Board of Directors at any time.
In 2013, the Company repurchased 1,232,077 shares of common stock at a weighted-average price of $64.35 per share pursuant to this authorization. The total cost of $79.3 was recorded as Treasury Stock. The Company purchased no shares under this program during 2012 and 2011. At December 31, 2013 and December 31, 2012, $117.6 and $46.9, respectively, were available to repurchase the Company’s common shares pursuant to the stock repurchase program.

14. Segment and Geographical Area Information
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
In addition to the Fabricated Products segment, the Company has two business units, Corporate and Other and Secondary Aluminum. The Corporate and Other business unit provides general and administrative support for the Company's operations. The Secondary Aluminum business unit activities related to the Company’s purchase and resale to a third party of secondary aluminum produced by Anglesey until Anglesey ceased its remelt and casting operations at its facility in Holyhead, Wales in the quarter ended June 30, 2013. The Company owned a 49% non-controlling interest in Anglesey until selling its ownership interest in the quarter ended December 31, 2013.
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
The following tables provide financial information by reporting segment for each period or as of each period end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Net Sales:
Fabricated Products	$1,297.5	$1,360.1	$1,301.3
Operating Income (Loss):
Fabricated Products [1,2]	$188.6	$190.8	$83.6
All Other[3]	(15.3)	(24.9)	(28.6)
Total operating income	$173.3	$165.9	$55.0
Interest expense	(35.7)	(29.1)	(18.0)
Other income, net	5.6	2.8	4.3
Income before income taxes	$143.2	$139.6	$41.3
Depreciation and Amortization:
Fabricated Products	$27.6	$26.0	$24.8
All Other	0.5	0.5	0.4
Total depreciation and amortization	$28.1	$26.5	$25.2
Capital expenditures:
Fabricated Products	$69.8	$43.8	$32.1
All Other	0.6	0.3	0.4
Total capital expenditures	$70.4	$44.1	$32.5

	December 31, 2013	December 31, 2012	December 31, 2011
Assets:
Fabricated Products	$852.5	$771.2	$637.0
All Other[4]	918.4	981.3	683.6
Total assets	$1,770.9	$1,752.5	$1,320.6
__________________

[1]
Operating results in the Fabricated Products segment for 2013, 2012 and 2011 included non-cash LIFO inventory benefits of $24.1, $4.9 and $7.1, respectively. Also included in the Fabricated Products segment operating results for 2013, 2012 and 2011 were $4.0, $1.1 and $1.7, respectively, of environmental expense. Fabricated Products segment operating results for 2012 also included $4.4 of asset impairment charge relating to certain property, plant and equipment.

[2]
Fabricated Products segment results for 2013, 2012 and 2011 include non-cash mark-to-market gains (losses) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $0.7, $15.2 and $(29.9), respectively. For further discussion regarding mark-to-market matters, see Note 11.

[3]
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic pension benefit income of $22.5, $11.9 and $6.0 for 2013, 2012 and 2011, respectively.

[4]
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBA(s) and net deferred income tax assets.

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Net Sales:
Aero/HS Products	$677.0	$695.1	$596.3
GE Products	411.0	441.4	447.0
Automotive Extrusions	129.5	125.5	126.9
Other Products	80.0	98.1	131.1
Total Net Sales	$1,297.5	$1,360.1	$1,301.3

Geographic information for net sales, based on country of origin, income taxes paid, and long-lived assets are as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,204.7	$1,256.5	$1,195.1
Canada	92.8	103.6	106.2
Total net sales	$1,297.5	$1,360.1	$1,301.3
Income taxes paid:
Fabricated Products —
United States	$1.2	$0.5	$1.7
Canada	0.9	1.3	1.8
Total income taxes paid	$2.1	$1.8	$3.5

	December 31, 2013	December 31, 2012	December 31, 2011
Long-lived assets:[1]
Fabricated Products —
United States	$409.5	$367.5	$351.4
Canada	15.3	12.5	11.9
Total Fabricated Products long-lived assets	424.8	380.0	363.3
All Other —
United States	4.5	4.3	4.5
Total All Other long-lived assets	4.5	4.3	4.5
Total long-lived assets	$429.3	$384.3	$367.8
__________________

1    Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for 2013, 2012, and 2011.

The Company depends on a core group of significant customers and suppliers of primary aluminum. The loss of the Company’s largest customer or supplier would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the Company and its customers and suppliers is good, and the risk of loss of the customer or supplier is remote. Information for sales to the Company's largest Fabricated Products customer, export sales, and primary aluminum supply from the Company's major suppliers are as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Percentage of Total Revenue:
Sales to largest Fabricated Products customer	23%	22%	21%
Export sales	17%	18%	14%

Percentage of Total Annual Primary Aluminum Supply
Supply from the Company's top five major suppliers	86%	78%	83%
Supply from the Company's largest supplier	25%	29%	32%
Supply from the Company's second and third largest suppliers	35%	31%	34%

15. Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$28.1	$19.4	$10.4
Income taxes paid	$2.1	$1.8	$3.5
Supplemental disclosure of non-cash transactions:
Stock repurchases not yet settled (accrued in accounts payable)	$1.0	$—	$—
Non-cash capital expenditures	$4.4	$3.4	$1.8
Capital leases acquired	$0.2	$0.1	$0.3

16. Other Income, Net
Other income, net consisted of the following, for each period presented:

	Year Ended December 31,
	2013	2012	2011
Interest income	$0.4	$0.4	$0.2
Unrealized gains on financial derivatives[1]	3.2	0.8	4.0
Realized gains on investments	1.4	0.5	0.1
Distribution from bankruptcy trust[2]	0.6	—	—
Insurance settlement	—	0.4	—
All other, net	—	0.7	—
Other income, net	$5.6	$2.8	$4.3
____________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

[2]	See Note 13 for discussion of the distribution.

17. Other Comprehensive Income (Loss)
The following table presents the tax effect allocated to each component of other comprehensive income (loss) for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit	Amount
2013
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$2.2	$(0.7)	$1.5
Reclassification adjustments:
Less: amortization of net actuarial loss	1.5	(0.5)	1.0
Less: amortization of prior service cost	4.2	(1.6)	2.6
Other comprehensive income relating to defined benefit pension plan and VEBAs	7.9	(2.8)	5.1
Available for Sale Securities:
Unrealized gain on available for sale securities	1.0	(0.3)	0.7
Reclassification adjustments:
Less: reclassification of unrealized gain upon sale of available for sale securities	(1.0)	0.3	(0.7)
Other comprehensive income (loss) relating to available for sale securities	—	—	—
Foreign currency translation adjustment	0.2	—	0.2
Other comprehensive income	$8.1	$(2.8)	$5.3

2012
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$87.8	$(33.5)	$54.3
Reclassification adjustments:
Less: amortization of net actuarial loss	3.1	(1.1)	2.0
Less: amortization of prior service cost	4.2	(1.7)	2.5
Other comprehensive income relating to defined benefit pension plan and VEBAs	95.1	(36.3)	58.8
Available for Sale Securities:
Unrealized gain on available for sale securities	0.6	(0.2)	0.4
Foreign currency translation adjustment	(0.2)	—	(0.2)
Other comprehensive income	$95.5	$(36.5)	$59.0

2011
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(110.6)	$42.2	$(68.4)
Reclassification adjustments
Less: amortization of net actuarial loss	0.6	(0.2)	0.4
Less: amortization of prior service cost	4.2	(1.6)	2.6
Other comprehensive loss relating to defined benefit pension plan and VEBAs	(105.8)	40.4	(65.4)
Available for Sale Securities:
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Foreign currency translation adjustment	0.2	—	0.2
Other comprehensive loss	$(105.7)	$40.4	$(65.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

18. Condensed Guarantor and Non-Guarantor Financial Information
The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012
(the “Indenture”), among Kaiser Aluminum Corporation (the "Parent", the subsidiary guarantors party thereto (the “Guarantor
Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products
Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have the following customary releases: i) the Guarantor Subsidiary is sold or sells all of its assets; ii) the Guarantor Subsidiary is declared an unrestricted subsidiary under the Indenture; iii) the Guarantor Subsidiary’s guarantee of certain other indebtedness is terminated or released; or iv) the Company exercises legal defeasance or covenant defeasance or if the Company’s obligations under the Indenture are discharged.
Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating financial information as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, "Non- Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in the Company's subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$157.7	$6.8	$—	$169.5
Short-term investments	—	129.5	—	—	129.5
Receivables:
Trade, less allowance for doubtful receivables	—	117.7	2.1	—	119.8
Intercompany receivables	—	0.1	0.2	(0.3)	—
Other	—	5.3	8.1	—	13.4
Inventories	—	208.6	6.4	(0.6)	214.4
Prepaid expenses and other current assets	0.1	43.7	0.4	—	44.2
Total current assets	5.1	662.6	24.0	(0.9)	690.8
Investments in and advances to subsidiaries	1,437.9	26.5	—	(1,464.4)	—
Property, plant, and equipment — net	—	414.0	15.3	—	429.3
Long-term intercompany receivables	31.3	1.6	9.5	(42.4)	—
Net asset in respect of VEBA	—	406.0	—	—	406.0
Deferred tax assets — net	—	60.2	—	8.9	69.1
Intangible assets — net	—	33.7	—	—	33.7
Goodwill	—	37.2	—	—	37.2
Other assets	86.2	18.5	0.1	—	104.8
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.1	$56.3	$5.5	$—	$62.9
Intercompany payable	—	13.9	0.1	(14.0)	—
Accrued salaries, wages, and related expenses	—	39.3	3.4	—	42.7
Other accrued liabilities	3.5	39.9	1.4	—	44.8
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	4.6	149.6	10.4	(14.0)	150.6
Deferred tax liability	—	—	1.2	—	1.2
Long-term intercompany payable	—	40.7	1.7	(42.4)	—
Long-term liabilities	83.2	52.0	11.2	—	146.4
Long-term debt	388.5	—	—	—	388.5
Total liabilities	476.3	242.3	24.5	(56.4)	686.7

Total stockholders’ equity	1,084.2	1,418.0	24.4	(1,442.4)	1,084.2
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,275.2	$118.0	$(95.7)	$1,297.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,026.0	105.7	(92.8)	1,038.9
Unrealized gains on derivative instruments	—	(0.7)	—	—	(0.7)
Depreciation and amortization	—	27.0	1.1	—	28.1
Selling, administrative, research and development, and general	3.8	47.6	8.9	(2.4)	57.9
Total costs and expenses	3.8	1,099.9	115.7	(95.2)	1,124.2
Operating (loss) income	(3.8)	175.3	2.3	(0.5)	173.3
Other (expense) income:
Interest expense	(36.6)	0.5	—	0.4	(35.7)
Other income (expense), net	3.9	2.0	—	(0.3)	5.6
(Loss) income before income taxes	(36.5)	177.8	2.3	(0.4)	143.2
Income tax (provision) benefit	—	(68.1)	15.7	14.0	(38.4)
Earnings in equity of subsidiaries	141.3	17.6	—	(158.9)	—
Net income	$104.8	$127.3	$18.0	$(145.3)	$104.8

Comprehensive income	$110.1	$131.6	$19.0	$(150.6)	$110.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,326.0	$124.0	$(89.9)	$1,360.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,090.0	110.2	(84.0)	1,116.2
Unrealized loss on derivative instruments	—	(15.2)	—	—	(15.2)
Depreciation and amortization	—	25.5	1.0	—	26.5
Selling, administrative, research and development, and general	2.0	57.7	8.2	(5.7)	62.2
Other operating charges, net	—	4.5	—	—	4.5
Total costs and expenses	2.0	1,162.5	119.4	(89.7)	1,194.2
Operating (loss) income	(2.0)	163.5	4.6	(0.2)	165.9
Other (expense) income:
Interest expense	(28.2)	(1.0)	—	0.1	(29.1)
Other income, net	0.8	1.5	0.6	(0.1)	2.8
(Loss) income before income taxes	(29.4)	164.0	5.2	(0.2)	139.6
Income tax provision	—	(62.6)	(2.3)	11.1	(53.8)
Earnings in equity of subsidiaries	115.2	2.6	—	(117.8)	—
Net income	$85.8	$104.0	$2.9	$(106.9)	$85.8

Comprehensive income	$144.8	$164.0	$1.9	$(165.9)	$144.8

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(29.2)	$131.7	$9.2	$—	$111.7
Cash flows from investing activities:
Capital expenditures	—	(66.5)	(3.9)	—	(70.4)
Purchase of available for sale securities	—	(227.8)		—	(227.8)
Proceeds from disposition of available for sale securities	—	183.1	—	—	183.1
Change in restricted cash	—	0.7	1.0	—	1.7
Net cash used in investing activities	—	(110.5)	(2.9)	—	(113.4)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.5)	—	—	—	(2.5)
Cash dividend paid to stockholders	(23.0)	—	—	—	(23.0)
Cash dividend returned to the Company	0.6	—	—	—	0.6
Repurchase of common stock	(78.3)	—	—	—	(78.3)
Intercompany loan	132.4	(130.5)	(1.9)	—	—
Net cash provided by (used in) financing activities	29.2	(129.5)	(1.9)	—	(102.2)
Net increase in cash and cash equivalents during the period	—	(108.3)	4.4	—	(103.9)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$157.7	$6.8	$—	$169.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(17.8)	$164.3	$5.9	$—	$152.4
Cash flows from investing activities:
Capital expenditures	—	(42.6)	(1.5)	—	(44.1)
Purchase of available for sale securities	—	(85.0)	—	—	(85.0)
Proceeds from disposal of property, plant and equipment	—	0.3	—	—	0.3
Change in restricted cash	6.9	0.4	(0.4)	—	6.9
Net cash provided by (used in) investing activities	6.9	(126.9)	(1.9)	—	(121.9)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	225.0	—	—	—	225.0
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Cash paid for financing costs	(6.6)	—	—	—	(6.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(19.6)	—	—	—	(19.6)
Intercompany loan	(185.7)	189.1	(3.4)	—	—
Net cash provided by (used in) financing activities	10.9	185.6	(3.4)	—	193.1
Net increase in cash and cash equivalents during the period	—	223.0	0.6	—	223.6
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$266.0	$2.4	$—	$273.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10.2)	$71.9	$1.1	$—	$62.8
Cash flows from investing activities:
Capital expenditures	—	(31.2)	(1.3)	—	(32.5)
Purchase of available for sale securities	—	(0.3)	—	—	(0.3)
Proceeds from disposal of property, plant and equipment	—	—	0.7	—	0.7
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)	—	—	(83.2)
Change in restricted cash	—	(1.0)	—	—	(1.0)
Net cash used in investing activities	—	(115.7)	(0.6)	—	(116.3)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Repayment of promissory notes	—	(8.3)	—	—	(8.3)
Cash paid for financing costs	—	(2.1)	—	—	(2.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.2	—	—	0.2
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(3.1)	—	—	—	(3.1)
Cash dividend paid to stockholders	(18.9)	—	—	—	(18.9)
Intercompany loan	32.2	(32.5)	0.3	—	—
Net cash provided (used in) by financing activities	10.2	(42.8)	0.3	—	(32.3)
Net (decrease) increase in cash and cash equivalents during the period	—	(86.6)	0.8	—	(85.8)
Cash and cash equivalents at beginning of period	5.0	129.6	1.0	—	135.6
Cash and cash equivalents at end of period	$5.0	$43.0	$1.8	$—	$49.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

19. Quarterly Financial Data (Unaudited)

The following tables present the unaudited financial data for each of the interim periods in 2013 and 2012.

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2013
Net sales	$337.4	$328.9	$319.9	$311.3
Cost of products sold, excluding depreciation, amortization and other items	263.6	261.5	259.5	254.3
Unrealized losses (gains) on derivative instruments	0.7	4.2	(1.5)	(4.1)
Gross Profit	73.1	63.2	61.9	61.1
Operating income	50.0	40.1	41.6	41.6
Net income	$33.5	$18.6	$25.4	$27.3
Earnings per common share, Basic:
Net income per share	$1.75	$0.99	$1.37	$1.48
Earnings per common share, Diluted:
Net income per share	$1.73	$0.98	$1.34	$1.44
Common stock market price (based on daily closing price):
High	$65.03	$65.44	$71.96	$73.03
Low	$60.77	$58.75	$62.31	$65.23

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2012
Net sales	$365.4	$345.2	$335.5	$314.0
Cost of products sold, excluding depreciation, amortization and other items	298.1	284.4	268.9	264.8
Unrealized (gains) losses on derivative instruments	(3.1)	0.1	(12.3)	0.1
Gross Profit	70.4	60.7	78.9	49.1
Operating income	46.2	39.6	56.2	23.9
Net income	$26.5	$21.0	$29.2	$9.1
Earnings per common share, Basic:
Net income per share	$1.39	$1.10	$1.52	$0.48
Earnings per common share, Diluted:
Net income per share	$1.38	$1.09	$1.51	$0.47
Common stock market price (based on daily closing price):
High	$52.46	$52.57	$59.15	$61.75
Low	$46.82	$46.62	$49.42	$56.27

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

20. Subsequent Events
Dividend Declaration. On January 14, 2014, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.35 per common share, or $6.4 (including dividend equivalents), which was paid on February 14, 2014 to stockholders of record at the close of business on January 24, 2014.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Upon the payment of the quarterly dividend on February 14, 2014, (a) the Convertible Notes' conversion rate increased slightly to 20.8234 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price decreased slightly to $48.02 per share, (b) the Call Options' exercise price decreased slightly to $48.02 per share, and (c) the Warrants' exercise price decreased slightly to $60.98 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
    Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 1992. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2013.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2013 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2014 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2014 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2014 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2014 annual meeting of stockholders.

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
3. Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 113), which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 18, 2014
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 18, 2014
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 18, 2014
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 18, 2014
Carolyn Bartholomew

/s/ David Foster	Director	Date: February 18, 2014
David Foster

/s/ Teresa A. Hopp	Director	Date: February 18, 2014
Teresa A. Hopp

/s/ Lauralee Martin	Director	Date: February 18, 2014
Lauralee Martin

Director
William F. Murdy

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 18, 2014
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 18, 2014
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 18, 2014
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
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

10.2	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.3	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Description of Compensation of Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on July 25, 2013 File No. 000-52105)

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

**10.15
Form of Change in Control Severance Agreement for Peter Bunin, John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.16
Form of Amendment to the Change in Control Severance Agreement with Peter Bunin, John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.17
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.18	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.19
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

**10.20
2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.21
2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.22
Kaiser Aluminum Corporation 2011 - 2013 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.23
2012 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.24
2012 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.25
Kaiser Aluminum Corporation 2012 - 2014 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.26
Description of 2012 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 26, 2012, File No. 000-52105).

**10.27
Kaiser Aluminum Corporation 2013 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

**10.28
2013 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

**10.29
Kaiser Aluminum Corporation 2013 - 2015 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No.000-52105).

**10.30
Description of 2013 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.32
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