Form 10-Q
period 2014-03-31
KAISER ALUMINUM CORP
filed 2014-04-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 17, 2014, there were 18,030,319 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions of dollars, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185.6	$169.5
Short-term investments	104.5	129.5
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at March 31, 2014 and December 31, 2013	123.5	119.8
Other	11.7	13.4
Inventories	203.1	214.4
Prepaid expenses and other current assets	48.6	44.2
Total current assets	677.0	690.8
Property, plant, and equipment – net	436.7	429.3
Net asset of VEBAs	414.1	406.0
Deferred tax assets – net (including deferred tax liability relating to the VEBAs of $155.4 at March 31, 2014 and $152.4 at December 31, 2013)	59.2	69.1
Intangible assets – net	33.3	33.7
Goodwill	37.2	37.2
Other assets	108.5	104.8
Total	$1,766.0	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72.3	$62.9
Accrued salaries, wages, and related expenses	33.2	42.7
Other accrued liabilities	37.1	44.8
Short-term capital lease	0.2	0.2
Total current liabilities	142.8	150.6
Deferred tax liability	1.2	1.2
Long-term liabilities	149.0	146.4
Long-term debt	390.7	388.5
Total liabilities	683.7	686.7
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2014 and December 31, 2013; no shares were issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2014 and at December 31, 2013; 21,171,683 shares issued and 18,030,600 shares outstanding at March 31, 2014; 21,103,700 shares issued and 18,147,017 shares outstanding at December 31, 2013	0.2	0.2
Additional paid in capital	1,023.6	1,023.1
Retained earnings	243.2	233.8
Treasury stock, at cost, 3,141,083 shares at March 31, 2014 and 2,956,683 shares at December 31, 2013, respectively	(164.9)	(152.2)
Accumulated other comprehensive loss	(19.8)	(20.7)
Total stockholders’ equity	1,082.3	1,084.2
Total	$1,766.0	$1,770.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Quarter Ended
	March 31,
	2014	2013

Net sales	$335.1	$337.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	282.9	263.6
Unrealized (gains) losses on derivative instruments	(2.0)	0.7
Depreciation and amortization	7.4	7.0
Selling, administrative, research and development, and general:
Selling, administrative, research and development, and general	20.3	21.7
Net periodic pension benefit income relating to VEBAs (includes accumulated other comprehensive income reclassifications related to VEBA of $2.5 and $1.4 for the quarters ended March 31, 2014 and March 31, 2013, respectively)	(5.6)	(5.6)
Total selling, administrative, research and development, and general	14.7	16.1
Total costs and expenses	303.0	287.4
Operating income	32.1	50.0
Other (expense) income:
Interest expense	(8.8)	(9.3)
Other income, net (includes accumulated other comprehensive income reclassifications for realized gains on available for sale securities of $0.1 and $0.4 for the quarters ended March 31, 2014 and March 31, 2013, respectively)	1.9	1.0
Income before income taxes	25.2	41.7
Income tax provision (includes aggregate income tax expense from reclassification items of $(0.9) and $(0.4) for the quarters ended March 31, 2014 and March 31, 2013, respectively)	(9.4)	(8.2)
Net income	$15.8	$33.5

Earnings per common share, Basic:
Net income per share	$0.88	$1.75
Earnings per common share, Diluted:
Net income per share	$0.85	$1.73
Weighted-average number of common shares outstanding (in thousands):
Basic	17,921	19,143
Diluted	18,514	19,366

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Quarter Ended
	March 31,
	2014	2013

Net income	$15.8	$33.5
Other comprehensive income:
VEBAs
Reclassification adjustments:
Amortization of net actuarial (gain) loss	(0.3)	0.3
Amortization of prior service cost	2.8	1.1
Other comprehensive income relating to VEBAs	2.5	1.4
Available for sale securities
Unrealized gain on available for sale securities	0.1	0.3
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities	(0.1)	(0.4)
Other comprehensive income (loss) relating to available for sale securities	—	(0.1)
Foreign currency translation adjustment	0.2	0.4
Other comprehensive income, before tax	2.7	1.7
Income tax expense related to items of other comprehensive income	(1.8)	(0.5)
Other comprehensive income, net of tax	0.9	1.2
Comprehensive income	$16.7	$34.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share and per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$(152.2)	$(20.7)	$1,084.2
Net income	—	—	—	15.8	—	—	15.8
Other comprehensive income, net of tax	—	—	—	—	—	0.9	0.9
Issuance of non-vested shares to employees	55,613	—	—	—	—	—	—
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	43,562	—	—	—	—	—	—
Cancellation of employee non-vested shares	(323)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(30,869)	—	(2.2)	—	—	—	(2.2)
Repurchase of common stock	(184,400)	—	—	—	(12.7)	—	(12.7)
Cash dividends on common stock ($0.35 per share)	—	—	—	(6.4)	—	—	(6.4)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.7	—	—	—	0.7
Amortization of unearned equity compensation	—	—	2.0	—	—	—	2.0
BALANCE, March 31, 2014	18,030,600	$0.2	$1,023.6	$243.2	$(164.9)	$(19.8)	$1,082.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(in millions)

	Quarter Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$15.8	$33.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	7.0	6.6
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	2.9	2.7
Deferred income taxes	8.7	15.3
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.7)	(0.8)
Non-cash equity compensation	2.0	2.6
Non-cash unrealized (gains) losses on derivative positions	(2.9)	0.3
Gain on disposition of available for sale securities	—	(0.5)
Non-cash net periodic pension benefit income relating to VEBAs	(5.6)	(5.6)
Other non-cash changes in assets and liabilities	0.1	(2.4)
Changes in operating assets and liabilities:
Trade and other receivables	(2.2)	(23.6)
Inventories	11.3	(13.3)
Prepaid expenses and other current assets	(2.3)	(2.3)
Accounts payable	10.4	9.9
Accrued liabilities	(1.4)	0.5
Annual variable cash contribution to VEBAs	(16.0)	(20.0)
Payable to affiliate	—	4.4
Long-term assets and liabilities, net	(0.4)	(1.4)
Net cash provided by operating activities	27.1	6.3
Cash flows from investing activities:
Capital expenditures	(15.4)	(9.3)
Purchase of available for sale securities	—	(85.6)
Proceeds from disposition of available for sale securities	25.0	85.2
Net cash provided by (used) in investing activities	9.6	(9.7)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.7	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	(2.2)
Repurchase of common stock	(12.7)	(14.7)
Cash dividend paid to stockholders	(6.4)	(5.9)
Net cash used in financing activities	(20.6)	(22.0)
Net increase (decrease) in cash and cash equivalents during the period	16.1	(25.4)
Cash and cash equivalents at beginning of period	169.5	273.4
Cash and cash equivalents at end of period	$185.6	$248.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
    Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the Company’s interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2014 fiscal year. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. During the quarter ended March 31, 2014, the Company decremented a prior year, higher cost LIFO layer which resulted in a $1.8 charge. The excess of current cost over the stated LIFO value of inventory at March 31, 2014 and December 31, 2013 was $11.1 and $0.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at March 31, 2014 and December 31, 2013 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $1.1 and $0.4 during the quarters ended March 31, 2014 and March 31, 2013, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended March 31, 2014 and March 31, 2013, the Company recorded depreciation expense of $6.8 and $6.5, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

New Accounting Pronouncements.
ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. (“ASU 2013-11”), was issued in July 2013. ASU 2013-11 requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. An entity is required to adopt ASU 2013-11 for annual and interim periods beginning after December 15, 2013. The Company’s adoption of ASU 2013-11 in the first quarter of 2014 did not have a material impact on its financial statements.

2. Supplemental Balance Sheet Information

	March 31, 2014	December 31, 2013
Cash and Cash Equivalents.
Cash and money market funds	$68.5	$57.7
Commercial paper	117.1	111.8
Total	$185.6	$169.5

Trade Receivables.
Billed trade receivables	$124.1	$120.2
Unbilled trade receivables	0.2	0.4
Trade receivables, gross	124.3	120.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$123.5	$119.8

Inventories.
Finished products	$65.9	$72.5
Work-in-process	66.9	75.9
Raw materials	51.5	47.2
Operating supplies and repair and maintenance parts	18.8	18.8
Total	$203.1	$214.4

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 8 and 9	$4.1	$2.0
Current deferred tax assets	36.7	36.7
Short-term restricted cash	0.3	0.3
Prepaid taxes	2.8	—
Prepaid expenses	4.7	5.2
Total	$48.6	$44.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Property, Plant and Equipment - Net.
Land and improvements	$22.8	$22.6
Buildings and leasehold improvements	54.2	53.0
Machinery and equipment	455.3	425.6
Construction in progress	49.3	66.0
Property, plant and equipment, gross	581.6	567.2
Accumulated depreciation	(144.9)	(137.9)
Total	$436.7	$429.3

Other Assets.
Derivative assets – Notes 8 and 9	$84.2	$79.8
Restricted cash	9.3	9.3
Deferred financing costs	8.2	8.9
Deferred compensation plan assets	6.6	6.5
Other	0.2	0.3
Total	$108.5	$104.8

Other Accrued Liabilities.
Current derivative liabilities – Notes 8 and 9	$2.0	$1.8
Uncleared cash disbursements	10.5	9.6
Accrued income taxes and taxes payable	7.6	4.3
Accrued annual VEBA contribution	—	16.0
Short-term environmental accrual – Note 7	3.6	2.8
Accrued interest	10.3	3.7
Other	3.1	6.6
Total	$37.1	$44.8

Long-term Liabilities.
Derivative liabilities – Notes 8 and 9	$87.7	$84.3
Income tax liabilities	4.9	5.0
Workers’ compensation accruals	23.4	23.3
Long-term environmental accrual – Note 7	18.9	20.0
Long-term asset retirement obligations	4.1	4.0
Deferred compensation liability	7.2	7.0
Long-term capital lease	0.1	0.1
Other long-term liabilities	2.7	2.7
Total	$149.0	$146.4

Long-term Debt. — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	165.7	163.5
Total	$390.7	$388.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

3. Long-Term Debt and Credit Facility
Senior Notes
In May 2012, the Company issued $225.0 principal amount of 8.25% Senior Notes due June 1, 2020 (the “Senior Notes”) at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 for both quarters ended March 31, 2014 and March 31, 2013. A portion of the interest relating to the Senior Notes is capitalized as Construction in progress. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2013 for additional information regarding the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.50% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”). The Convertible Notes are unsecured obligations of the Company. The Convertible Notes are not convertible into the Company's common stock or any other securities, but instead will be settled in cash. The Company accounts for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Bifurcated Conversion Feature”) with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. The following tables provide additional information regarding the Convertible Notes:

	March 31, 2014	December 31, 2013
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(9.3)	(11.5)
Carrying amount, net of discount	$165.7	$163.5

	Quarter Ended March 31,
	2014	2013
Contractual coupon interest	$2.0	$2.0
Amortization of discount	2.1	1.9
Amortization of deferred financing costs	0.3	0.3
Total interest expense[1]	$4.4	$4.2
____________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, the payment of quarterly cash dividends on the Company’s common stock in excess of $0.24 per share. As of March 31, 2014, the conversion rate was 20.8234 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.02 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
Holders may convert their Convertible Notes at any time on or after January 1, 2015. Additionally, holders may convert the Convertible Notes before January 1, 2015 in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. Because the Company's closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on March 31, 2014, the last trading date of the first quarter of 2014, holders may convert the Convertible Notes during the second quarter of 2014. The Company believes that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making early conversion unlikely. As of March 31, 2014, no Convertible Notes had been converted.
Convertible Note Hedge Transactions. In March 2010, the Company purchased cash-settled call options (the “Call Options”) that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or on the earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options will cover the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) with an exercise date of July 1, 2015 relating to approximately 3.6 million shares of the Company’s common stock. The Call Option and the Warrants have anti-dilution provisions similar to the Convertible Notes. At March 31, 2014, the exercise prices were $48.02 per share and $60.98 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Convertible Notes, the Call Options and the Warrants.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 9 for information relating to the estimated fair value of the Senior Notes and Convertible Notes.
Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Company had $263.4 of borrowing availability under the Revolving Credit Facility at March 31, 2014, based on the borrowing base determination then in effect. At March 31, 2014, there were no borrowings under the Revolving Credit Facility and $7.0 was being used to support outstanding letters of credit, leaving $256.4 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.00% at March 31, 2014.
See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Revolving Credit Facility.

4. Income Tax Matters
The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended
	March 31,
	2014	2013
Domestic	$9.1	$15.4
Foreign	0.3	(7.2)
Total	$9.4	$8.2
The income tax provision for the quarters ended March 31, 2014 and March 31, 2013 was $9.4 and $8.2, reflecting an effective tax rate of 37.4% and 19.7%, respectively.
The difference between the effective tax rate and projected blended statutory tax rate for the quarter ended March 31, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.5, resulting in a 17.9% decrease in the effective tax rate. The decrease in unrecognized tax benefits was a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years which resulted in a cash tax benefit to the Company of $7.6, of which $7.2 has been received as of March 31, 2014. In addition, during the third quarter of 2013, the Company signed an advance pricing agreement with Canada Revenue Agency, which resulted in an additional cash tax benefit of $2.8, which is expected to be refunded within the next 12 months.
   The Company’s gross unrecognized benefits relating to uncertain tax positions were $3.7 and $3.8 at March 31, 2014 and December 31, 2013, respectively, of which, $2.6 and $2.7 will go through the Company’s income tax provision and thus impact the effective tax rate at March 31, 2014 and December 31, 2013, respectively, if and when the gross unrecognized tax benefits are recognized.
The Company expects its gross unrecognized tax benefits to be reduced by $1.5 within the next 12 months.
See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding income taxes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

5. Employee Benefits
     Pension and Similar Benefit Plans. The Company has provided contributions to (i) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and salaried and certain hourly non-bargaining unit employees, (iii) a defined benefit plan for salaried employees at the Company’s London, Ontario facility, and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan. See Note 7 and Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to the Company’s benefit plans.
VEBA Postretirement Medical Obligations. Certain retirees receive medical coverage through participation in a voluntary employees beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA is managed by four trustees, two of which are appointed by the Company and two of which are appointed by the USW. Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
The Company has no ownership interest in the assets of the VEBAs nor any obligation to fund their liabilities. The benefits paid by the VEBAs to the plan participants are made at the sole discretion of the respective VEBA trustees and are outside the Company's control. The Company’s only financial obligations to the VEBAs are (i) an annual variable cash contribution (described below) and (ii) reimbursement of annual administrative expenses of the VEBAs up to $0.3 in the aggregate. Nevertheless, the Company accounts for the VEBAs as defined benefit postretirement plans with the maximum benefits payable equal to the total of the current VEBA assets and any future variable contributions from the Company and earnings thereon.
Under this accounting treatment, the funding status of the VEBAs is reflected as a net asset or liability on the Company's Consolidated Balance Sheets, but such net asset or liability has no impact on the Company's cash flow or liquidity. The only impact that the VEBAs have on the Company’s cash flow or liquidity is with respect to the Company's obligations to make an annual variable cash contribution and to reimburse the VEBAs’ administrative expenses. The amount of annual variable contribution to be made by the Company is determined as follows: 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0. Such payments may not exceed $20.0 annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. Amounts owing by the Company to the VEBAs are recorded on the Company’s Consolidated Balance Sheets at the end of each year, in Other accrued liabilities (until paid in cash), with a corresponding increase in Net assets in respect of VEBA, a decrease in Net liability in respect of VEBA, or a combination thereof. The annual variable contributions with respect to 2013 and 2012 totaled $16.0 and $20.0 at December 31, 2013 and December 31, 2012, respectively, and were paid during the subsequent first quarters.
Components of Net Periodic Pension Benefit (Income) Cost. The Company’s results of operations included the following impacts associated with the VEBAs and the Canadian defined benefit plan: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2014 and March 31, 2013. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarters ended March 31, 2014 and March 31, 2013:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended
	March 31,
	2014	2013
VEBAs:
Service cost	$0.6	$0.6
Interest cost	4.1	3.6
Expected return on plan assets	(12.8)	(11.2)
Amortization of prior service cost	2.8	1.1
Amortization of net actuarial (gain) loss	(0.3)	0.3
Total net periodic pension benefit income relating to VEBAs	(5.6)	(5.6)
Deferred compensation plan	0.2	0.4
Defined contribution plans	4.0	4.0
Multiemployer pension plans	0.9	0.8
Total	$(0.5)	$(0.4)
The following table presents the allocation of the (income) charges detailed above, by reportable segment and business unit(see Note 11):

	Quarter Ended
	March 31,
	2014	2013
Fabricated Products	$4.6	$4.6
All Other	(5.1)	(5.0)
Total	$(0.5)	$(0.4)
For all periods presented, the net periodic pension benefit income relating to the VEBAs are included as Net periodic pension benefit income relating to VEBAs within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, administrative, research and development, and general.
See Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to the VEBAs and key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.

6. Employee Incentive Plans
Short-term Incentive Plans (“STI Plans”)
The Company has annual short-term incentive compensation plans for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the 2013 STI plan were based primarily on the economic value added (“EVA”) of the Company’s Fabricated Products business, adjusted for certain safety and individual performance factors. EVA, as defined by the Company’s STI Plans, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Amounts, if any, that will be earned under the 2014 STI plan are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBIDTA”), adjusted for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA goals under the 2014 STI plan were determined based on the EVA of the Company’s Fabricated Products business. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended
	March 31,
	2014	2013
Cost of products sold, excluding depreciation and amortization and other items	$1.1	$1.1
Selling, administrative, research and development, and general	1.3	3.0
Total costs recorded in connection with STI Plans	$2.4	$4.1
The following table presents the allocation of the charges detailed above, by reportable segment and business unit:

	Quarter Ended
	March 31,
	2014	2013
Fabricated Products	$1.9	$2.9
All Other	0.5	1.2
Total costs recorded in connection with STI Plans	$2.4	$4.1
     Long-term Incentive Programs (“LTI Programs”)
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At March 31, 2014, 761,462 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Performance shares granted prior to 2014 are subject to performance requirements pertaining to the Company’s EVA as set forth in each year’s LTI Program, measured over a three-year performance period. EVA, as defined in the Company’s LTI Programs, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest under the prior year programs and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance period. Performance shares granted in 2014 are subject to market-based requirements pertaining to the Company’s total shareholder return (“TSR”) over a three-year performance period compared to the TSR of a specified group of peer companies. The number of performance shares, if any, that will ultimately vest under the 2014-2016 LTI program and result in the issuance of common shares depends on the percentile ranking of the Company’s TSR compared to the group of peer companies.
During the first quarter of 2014, a portion of the performance shares granted under the 2011-2013 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2012-2014 and 2013-2015 LTI programs will occur in 2015 and 2016, respectively. The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2014-2016 LTI program will occur in 2017. Holders of performance shares do not receive voting rights through the ownership of such shares.
See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to the Equity Incentive Plan and the detailed vesting requirements for the different types of equity awards described above.
     Non-cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in Selling, administrative, research and development, and general. Recorded non-cash compensation expense by type of award under LTI Programs was as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended
	March 31,
	2014	2013
Service-based non-vested common shares and restricted stock units	$1.1	$1.7
Performance shares	0.5	0.9
Market-based shares	0.4	—
Total non-cash compensation expense	$2.0	$2.6
The following table presents the allocation of the charges detailed above, by reportable segment and business unit:

	Quarter Ended
	March 31,
	2014	2013
Fabricated Products	$1.0	$0.6
All Other	1.0	2.0
Total non-cash compensation expense	$2.0	$2.6
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data as of March 31, 2014:

	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$6.6	2.1
Performance shares	$3.7	1.7
Market-based shares	$6.3	2.9
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares (both financial performance-based and market-based) for the quarter ended March 31, 2014 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares (Financial performance-based)		Performance Shares (Market-Based)
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013	143,967	$51.09	5,472	$51.03	562,554	$49.26	—	$—
Granted	55,613	67.42	2,235	67.42	—	—	160,868	83.18
Vested	(43,640)	48.61	(2,350)	46.83	(41,212)	46.65	—	—
Forfeited	(323)	52.32	—	—	(1,111)	50.51	—	—
Canceled	—	—	—	—	(138,051)	46.65	—	—
Outstanding at March 31, 2014	155,617	$57.62	5,357	$59.71	382,180	$50.49	160,868	$83.18
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the quarter ended March 31, 2013 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	57,190	$57.54	2,333	$57.54	167,312	$57.54
Vested	(65,646)	$40.29	(2,311)	$42.74	(32,312)	$34.13
Stock Options. The Company has fully-vested stock options from a one-time issuance in 2007. As of both March 31, 2014 and December 31, 2013, 20,791 fully-vested options were outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 3.0 and 3.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the quarter ended March 31, 2014.
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
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2014 and March 31, 2013, 30,869 and 35,838 common shares, respectively, were withheld and canceled for this purpose.

7. Commitments and Contingencies
     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 8).
Refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information relating to minimum rental commitments under operating leases and purchase obligations. There were no material changes to such scheduled rental commitments and purchase obligations as of March 31, 2014.
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
In 2012, the Company submitted a final feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls, ("PCBs") at the Company’s Spokane (Trentwood), Washington facility. The Company also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin the initiation of a treatability study in regards to proposed PCB remediation methods. The Company began implementation of certain approved sections of the work plan during the third quarter of 2013 and continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

During 2013, at the request of the Ohio Environmental Protection Agency (the “OEPA”), the Company initiated an investigational study of its Newark, Ohio facility related to historical on-site waste disposal. As this work continues and progresses to a risk assessment and feasibility study, the Company will establish and update estimates for probable and estimable remediations, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 18 to 24 months.
At March 31, 2014, the Company’s environmental accrual of $22.5 represented the Company’s estimate of the incremental remediation cost based on proposed alternatives in the final feasibility study related to the Company’s Spokane (Trentwood), Washington facility and currently available facts with respect to its Newark, Ohio facility and certain other locations owned or formally owned by the Company. Once the proposed remediation actions are approved for these sites, the Company expects that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $24.9 over the remediation period. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months. Refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information relating to environmental contingencies.
     Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently accrued for such matters and that the ultimate resolution of pending matters will not have a material impact on the Company’s consolidated financial position, operating results, or liquidity.

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
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers for stipulated volumes to be delivered in the future. Because the Company generally purchases primary and secondary aluminum on a floating price basis, the volume that it has committed to sell to its customers under a firm-price arrangement creates metal price risks for the Company. The Company uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. See Note 9 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values.
A majority of the Company’s derivative contracts relating to hedges of operational risks contain credit risk-related contingency features that could require the Company to provide additional collateral in the event the Company’s credit rating were to be downgraded. To minimize the exposure to additional collateral requirements related to its liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of its hedging activities, or both. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

aggregate fair value of the Company’s derivative instruments that contain credit risk-related contingency features and were in a net liability position at March 31, 2014 and December 31, 2013 were $1.3 and $1.6, respectively.
The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the quarters ended March 31, 2014 and March 31, 2013, total fabricated products shipments sold under firm-price arrangements were (in millions of pounds) 34.4 and 29.8, respectively. At March 31, 2014, the Company had customer sales contracts for the delivery of fabricated aluminum products pursuant to firm-price arrangements for the remainder of 2014 and 2015, totaling approximately (in millions of pounds) 62.3 and 2.6, respectively.
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
Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2014	2013
Realized gains (losses):
Aluminum	$0.8	$—
Natural Gas	0.7	(0.7)
Electricity	0.5	—
Total realized gains (losses)	$2.0	$(0.7)
Unrealized gains (losses):
Aluminum	$1.7	$(4.4)
Natural Gas	0.8	2.7
Electricity	(0.5)	1.2
Foreign Currency	—	(0.2)
Call Options relating to the Convertible Notes	4.4	6.0
Bifurcated Conversion Feature of the Convertible Notes	(3.5)	(5.6)
Total unrealized gains (losses)	$2.9	$(0.3)

The following table summarizes the Company’s material derivative positions at March 31, 2014:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed priced purchase contracts	4/14 through 12/15	54.0
Fixed priced sales contracts	6/14 through 11/14	0.4
Midwest premium swap contracts[1]	4/14 through 12/15	52.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed priced purchase contracts	4/14 through 12/16	6,120,000

Electricity	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	4/14 through 12/15	340,225

Foreign Currency	Maturity Period (month/year)	Notional Amount of contracts (as shown)
GBP —
Fixed priced purchase contracts	4/14 through 5/14	£44,106

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,644,095
Call Options[3]	3/10 through 3/15	3,644,095
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of March 31, 2014, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 89%, 73% and 18% of the expected natural gas purchases for the remainder of 2014, 2015 and 2016, respectively.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of March 31, 2014:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.4	$—	$1.4	$1.2	$—	$0.2
Counterparty (without Netting Agreements)[1]	85.7	—	85.7	—	—	85.7
Counterparty (with partial Netting Agreements)	1.2	—	1.2	0.6	—	0.6
Total	$88.3	$—	$88.3	$1.8	$—	$86.5

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.9)	$—	$(1.9)	$(1.2)	$—	$(0.7)
Counterparty (without Netting Agreements)[1]	(86.9)	—	(86.9)	—	—	(86.9)
Counterparty (with partial Netting Agreements)	(0.9)	—	(0.9)	(0.6)	—	(0.3)
Total	$(89.7)	$—	$(89.7)	$(1.8)	$—	$(87.9)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at March 31, 2014 (see Note 9).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.0	$—	$1.0	$0.8	$—	$0.2
Counterparty (without Netting Agreements)[1]	80.4	—	80.4	—	—	80.4
Counterparty (with partial Netting Agreements)	0.4	—	0.4	0.4	—	—
Total	$81.8	$—	$81.8	$1.2	$—	$80.6

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.6)	$—	$(1.6)	$(0.8)	$—	$(0.8)
Counterparty (without Netting Agreements)[1]	(83.2)	—	(83.2)	—	—	(83.2)
Counterparty (with partial Netting Agreements)	(1.3)	—	(1.3)	(0.4)	—	(0.9)
Total	$(86.1)	$—	$(86.1)	$(1.2)	$—	$(84.9)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at December 31, 2013 (see Note 9).

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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value as required by GAAP include: (i) its derivative instruments; (ii) the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to the Company’s deferred compensation plan (see Note 5).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the quarters ended March 31, 2014 and March 31, 2013, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
     Fair Values of Financial Assets and Liabilities
     Fair Values of Derivative Assets and Liabilities. The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
Commodity, Energy, Electricity and Foreign Currency Hedges - The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy. The Company, however, has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads. The fair value of these financial instruments are classified as Level 3 in the fair value hierarchy.
Bifurcated Conversion Feature and Call Options - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Convertible Notes are valued based on the trading price of the Convertible Notes each period-end (see “All Other Financial Assets and Liabilities” below). The fair value of the Convertible Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a mandatory redemption on April 1, 2015.
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at March 31, 2014 were as follows:

The Company’s stock price at March 31, 2014	$71.42
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.13%
Credit spread (basis points)[3]	154
Expected volatility rate[4]	17.0%
______________________

[1]
The quarterly dividend in the first quarter of 2014 was $0.35 per share, but the model assumes a discrete $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options’ value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the one-year Constant Maturity Treasury rate on March 31, 2014.

[3]	The credit spread is based on the Company’s long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, was a net liability of $1.4 and $4.3, respectively. The decrease in net liability during the quarter ended March 31, 2014 was primarily due to changes in the underlying commodity prices during such quarter as well as an increase in our stock price which contributed to fluctuations in the values of the derivatives related to the Convertible Notes. Changes in the fair value of our derivative contracts relating to operational hedging activities are reflected in operating income. Such changes in the fair value of these contracts resulted in the recognition of a $2.0 unrealized mark-to-market gain during the quarter ended March 31, 2014.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

VEBA and Canadian Pension Plan Assets. The fair value of the plan assets of the VEBAs and the Company’s Canadian pension plan is measured annually on December 31. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to the fair value of the plan assets of the VEBAs and the Company’s Canadian pension plan.
Available for sale securities. The Company holds debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At March 31, 2014, the remaining maturity period with respect to short-term investments ranged from four months to approximately 12 months. In addition to debt investment securities, the Company also holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Convertible Notes and Senior Notes is based on their trading prices and is considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying values of the Convertible Notes and the Senior Notes).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.2	$—	$0.2
Fixed priced sales contracts	—	0.1	—	0.1
Midwest premium swap contracts	—	—	2.6	2.6
Natural Gas -
Fixed priced purchase contracts	—	1.1	—	1.1
Electricity -
Fixed priced purchase contracts	—	0.4	—	0.4
Hedges Relating to the Convertible Notes -
Call Options	—	83.9	—	83.9

All Other Financial Assets:
Cash and cash equivalents	68.5	117.1	—	185.6
Short-term investments	—	104.5	—	104.5
Deferred compensation plan asset	—	6.6	—	6.6
Total Assets	$68.5	$313.9	$2.6	$385.0

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(1.7)	$—	$(1.7)
Natural Gas -
Fixed priced purchase contracts	—	(0.5)	—	(0.5)
Electricity -
Fixed priced purchase contracts	—	(0.9)	—	(0.9)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(86.6)	—	(86.6)

All Other Financial Liabilities:
Senior Notes	(255.4)	—	—	(255.4)
Convertible Notes	(266.2)	—	—	(266.2)
Total Liabilities	$(521.6)	$(89.7)	$—	$(611.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	1.1	1.1
Natural Gas -
Fixed priced purchase contracts	—	0.5	—	0.5
Electricity -
Fixed priced purchase contracts	—	0.5	—	0.5
Foreign Currency -
Euro	—	0.1	—	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	79.5	—	79.5

All Other Financial Assets:
Cash and cash equivalents	57.7	111.8	—	169.5
Short-term investments	—	129.5	—	129.5
Deferred compensation plan asset	—	6.5	—	6.5
Total Assets	$57.7	$328.5	$1.1	$387.3

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(1.8)	$—	$(1.8)
Natural Gas -
Fixed priced purchase contracts	—	(0.8)	—	(0.8)
Electricity -
Fixed priced purchase contracts	—	(0.4)	—	(0.4)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(83.1)	—	(83.1)

All Other Financial Liabilities:
Senior Notes	(255.4)	—	—	(255.4)
Convertible Notes	(260.0)	—	—	(260.0)
Total Liabilities	$(515.4)	$(86.1)	$—	$(601.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2013	$1.1
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	1.8
Transactions involving Level 3 derivative contracts:
Purchases	0.4
Sales	—
Issuances	—
Settlements	(0.7)
Transactions involving Level 3 derivatives — net	(0.3)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at March 31, 2014	$2.6

Total gains included in Unrealized losses (gains) on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at March 31, 2014:	$2.1
Fair Values of Non-financial Assets and Liabilities
See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the fair value of the Company’s non-financial assets and liabilities.

10. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended
	March 31,
	2014	2013
Numerator:
Net income	$15.8	$33.5
Denominator — Weighted-average common shares outstanding (in thousands):
Basic[1]	17,921	19,143
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and market-based shares	122	131
Add: dilutive effect of warrants	471	92
Diluted[2]	18,514	19,366
Earnings per common share, Basic:
Net income per share	$0.88	$1.75
Earnings per common share, Diluted:
Net income per share	$0.85	$1.73
______________________

[1]	The basic weighted-average number of common shares outstanding during the period excludes non-vested common shares, restricted stock units, performance shares and market-based shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[2]	The diluted weighted-average number of common shares outstanding during the periods were calculated using the treasury method.
Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both March 31, 2014 and December 31, 2013. The potential dilutive effect of options outstanding was zero for both quarters ended March 31, 2014 and March 31, 2013.
Warrants relating to approximately 3.6 million common shares were outstanding at both March 31, 2014 (at which date the average exercise price was approximately $60.98 per share) and March 31, 2013 (at which date the average exercise price was approximately $61.25 per share).
During the quarters ended March 31, 2014 and March 31, 2013, the Company paid approximately $6.4 ($0.35 per common share) and $5.9 ($0.30 per common share), respectively, in cash dividends to stockholders, including the holders of non-vested common shares, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.
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
During the quarters ended March 31, 2014 and March 31, 2013, the Company repurchased 184,400 shares of common stock (at a weighted-average price of $69.07 per share) and 259,596 shares of common stock (at a weighted-average price of $62.62 per share), respectively, pursuant to the stock repurchase program. The total cost of $12.7 and $16.2 was recorded as Treasury Stock at March 31, 2014 and March 31, 2013, respectively. At March 31, 2014 and December 31, 2013, $104.9 and $117.6, respectively, were available to repurchase the Company’s common shares pursuant to the stock repurchase program.

11. Segment Information
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
In addition to the Fabricated Products segment, the Company has a business unit called All Other, which provides general and administrative support for the Company's operations. For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or other operating charges, net.
The following tables provide financial information by reporting segment for each period or as of each period-end, as applicable. For periods or period-ends prior to March 31, 2014, All Other also included activity relating to Anglesey Aluminum Limited (“Anglesey”). The Company sold its non-controlling interest in Anglesey during the quarter ended December 31, 2013.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended
	March 31,
	2014	2013
Net sales:
Fabricated Products	$335.1	$337.4
Segment operating income (loss):
Fabricated Products [1,2]	$35.4	$55.2
All Other[3]	(3.3)	(5.2)
Total operating income	$32.1	$50.0
Interest expense	(8.8)	(9.3)
Other income, net	1.9	1.0
Income before income taxes	$25.2	$41.7
Depreciation and amortization:
Fabricated Products	$7.2	$6.9
All Other	0.2	0.1
Total depreciation and amortization	$7.4	$7.0
Capital expenditures:
Fabricated Products	$15.3	$8.9
All Other	0.1	0.4
Total capital expenditures	$15.4	$9.3
Income taxes paid:
Fabricated Products —
United States	$0.1	$0.4
Canada	0.6	0.3
Total income taxes paid	$0.7	$0.7
______________________

1.	Operating results in the Fabricated Products segment for the quarter ended March 31, 2014 included a charge of $1.8 as a result of decrementing a prior year, higher cost LIFO layer.

2.
Fabricated Products segment results include non-cash mark-to-market gains (losses) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $2.0 and $(0.7) for the quarters ended March 31, 2014 and March 31, 2013, respectively. For further discussion regarding mark-to-market matters, see Note 8.

3.	Operating results in All Other include VEBA net periodic pension benefit income of $5.6 for both quarters ended March 31, 2014 and March 31, 2013, respectively.

	March 31, 2014	December 31, 2013
Assets:
Fabricated Products	$853.7	$852.5
All Other[1]	912.3	918.4
Total assets	$1,766.0	$1,770.9
_____________________

1.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBA(s) (see Note 5) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

	Quarter Ended
	March 31,
	2014	2013
Net sales:
Aero/HS products	$163.6	$179.6
GE products	112.2	105.8
Automotive Extrusions	40.8	30.8
Other products	18.5	21.2
Total net sales	$335.1	$337.4

12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$0.4	$0.4
Income taxes paid	$0.7	$0.7
Supplemental disclosure of non-cash transactions:
Stock repurchases not yet settled (accrued in accounts payable)	$—	$1.5
Non-cash capital expenditures	$3.4	$2.7
Capital leases acquired	$—	$0.1
13. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2014	2013
Interest income	$0.3	$0.1
Unrealized gains on financial derivatives[1]	0.9	0.4
Realized gains on investments	0.2	0.5
All other, net	0.5	—
Other non-operating income, net	$1.9	$1.0
______________________

[1]	See “Hedges Relating to the Convertible Notes” in Note 8 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended March 31, 2014
VEBAs:
Reclassification adjustments
Amortization of net actuarial gain[1]	$(0.3)	$0.1	$(0.2)
Amortization of prior service cost[1]	2.8	(1.0)	1.8
Other comprehensive income relating to VEBAs	2.5	(0.9)	1.6
Available for sale securities
Unrealized gains on available for sale securities	0.1	—	0.1
Reclassification adjustments
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.1)	—	(0.1)
Other comprehensive income relating to available for sale securities	—	—	—
Foreign currency translation adjustment	0.2	—	0.2
Cumulative tax rate adjustment	—	(0.9)	(0.9)
Other comprehensive income	$2.7	$(1.8)	$0.9

Quarter Ended March 31, 2013
VEBAs:
Reclassification adjustments
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	1.1	(0.4)	0.7
Other comprehensive income relating to VEBAs	1.4	(0.5)	0.9
Available for sale securities
Unrealized gains on available for sale securities	0.3	(0.1)	0.2
Reclassification Adjustments
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.4)	0.1	(0.3)
Other comprehensive loss relating to available for sale securities	(0.1)	—	(0.1)
Foreign currency translation adjustment	0.4	—	0.4
Other comprehensive income	$1.7	$(0.5)	$1.2
________________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Net periodic pension benefit income relating to VEBAs.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

15. Condensed Guarantor and Non-Guarantor Financial Information
The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012(the “Indenture”), among Kaiser Aluminum Corporation (the “Parent”), the subsidiary guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have the following customary releases upon: i) the sale of the Guarantor Subsidiary or all of its assets; ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; iii) the termination or release of the Guarantor Subsidiary’s guarantee of certain other indebtedness is; or iv) the exercise of legal defeasance or covenant defeasance by the Company or the discharge of the Company’s obligations under the Indenture.
Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating financial information as of March 31, 2014 and December 31, 2013, and for the quarters ended March 31, 2014 and March 31, 2013 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, “Non-Guarantor Subsidiaries” refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and “Consolidating Adjustments” represent the adjustments necessary to eliminate the investments in the Company’s subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
Quarter Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$174.3	$6.3	$—	$185.6
Short-term investments	—	104.5	—	—	104.5
Receivables:
Trade, less allowance for doubtful receivables	—	119.5	4.0	—	123.5
Intercompany receivables	32.2	25.4	0.7	(58.3)	—
Other	—	5.9	5.8	—	11.7
Inventories	—	198.0	5.8	(0.7)	203.1
Prepaid expenses and other current assets	0.1	48.0	0.5	—	48.6
Total current assets	37.3	675.6	23.1	(59.0)	677.0
Investments in and advances to subsidiaries	1,466.5	26.9	—	(1,493.4)	—
Property, plant, and equipment — net	—	421.6	15.1	—	436.7
Long-term intercompany receivables	—	1.1	10.6	(11.7)	—
Net asset of VEBAs	—	414.1	—	—	414.1
Deferred tax assets — net	—	50.2	—	9.0	59.2
Intangible assets — net	—	33.3	—	—	33.3
Goodwill	—	37.2	—	—	37.2
Other assets	90.1	18.3	0.1	—	108.5
Total	$1,593.9	$1,678.3	$48.9	$(1,555.1)	$1,766.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.4	$66.6	$5.3	$—	$72.3
Intercompany payable	22.8	36.9	1.9	(61.6)	—
Accrued salaries, wages, and related expenses	—	29.9	3.3	—	33.2
Other accrued liabilities	10.1	25.8	1.2	—	37.1
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	33.3	159.4	11.7	(61.6)	142.8
Deferred tax liability	—	—	1.2	—	1.2
Long-term intercompany payable	1.0	10.7	—	(11.7)	—
Long-term liabilities	86.6	51.3	11.1	—	149.0
Long-term debt	390.7	—	—	—	390.7
Total liabilities	511.6	221.4	24.0	(73.3)	683.7

Total stockholders’ equity	1,082.3	1,456.9	24.9	(1,481.8)	1,082.3
Total	$1,593.9	$1,678.3	$48.9	$(1,555.1)	$1,766.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$157.7	$6.8	$—	$169.5
Short-term investments	—	129.5	—	—	129.5
Receivables:
Trade, less allowance for doubtful receivables	—	117.7	2.1	—	119.8
Intercompany receivables	—	0.1	0.2	(0.3)	—
Other	—	5.3	8.1	—	13.4
Inventories	—	208.6	6.4	(0.6)	214.4
Prepaid expenses and other current assets	0.1	43.7	0.4	—	44.2
Total current assets	5.1	662.6	24.0	(0.9)	690.8
Investments in and advances to subsidiaries	1,437.9	26.5	—	(1,464.4)	—
Property, plant, and equipment — net	—	414.0	15.3	—	429.3
Long-term intercompany receivables	31.3	1.6	9.5	(42.4)	—
Net asset of VEBAs	—	406.0	—	—	406.0
Deferred tax assets — net	—	60.2	—	8.9	69.1
Intangible assets — net	—	33.7	—	—	33.7
Goodwill	—	37.2	—	—	37.2
Other assets	86.2	18.5	0.1	—	104.8
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.1	$56.3	$5.5	$—	$62.9
Intercompany payable	—	13.9	0.1	(14.0)	—
Accrued salaries, wages, and related expenses	—	39.3	3.4	—	42.7
Other accrued liabilities	3.5	39.9	1.4	—	44.8
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	4.6	149.6	10.4	(14.0)	150.6
Deferred tax liability	—	—	1.2	—	1.2
Long-term intercompany payable	—	40.7	1.7	(42.4)	—
Long-term liabilities	83.2	52.0	11.2	—	146.4
Long-term debt	388.5	—	—	—	388.5
Total liabilities	476.3	242.3	24.5	(56.4)	686.7

Total stockholders’ equity	1,084.2	1,418.0	24.4	(1,442.4)	1,084.2
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$327.1	$33.1	$(25.1)	$335.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	278.9	28.4	(24.4)	282.9
Unrealized gains on derivative instruments	—	(2.0)	—	—	(2.0)
Depreciation and amortization	—	7.1	0.3	—	7.4
Selling, administrative, research and development, and general:
Selling, administrative, research and development, and general	1.0	16.6	3.3	(0.6)	20.3
Net periodic pension benefit income relating to VEBAs	—	(5.6)	—	—	(5.6)
Total selling, administrative, research and development, and general	1.0	11.0	3.3	(0.6)	14.7
Total costs and expenses	1.0	295.0	32.0	(25.0)	303.0
Operating (loss) income	(1.0)	32.1	1.1	(0.1)	32.1
Other (expense) income:
Interest (expense) income	(9.3)	0.4	—	0.1	(8.8)
Other income, net	1.0	1.2	(0.2)	(0.1)	1.9
(Loss) income before income taxes	(9.3)	33.7	0.9	(0.1)	25.2
Income tax provision	—	(12.6)	(0.3)	3.5	(9.4)
Earnings in equity of subsidiaries	25.1	0.4	—	(25.5)	—
Net income	$15.8	$21.5	$0.6	$(22.1)	$15.8

Comprehensive income	$16.7	$22.2	$0.8	$(23.0)	$16.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$331.8	$30.4	$(24.8)	$337.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	259.7	27.0	(23.1)	263.6
Unrealized losses on derivative instruments	—	0.7	—	—	0.7
Depreciation and amortization	—	6.7	0.3	—	7.0
Selling, administrative, research and development, and general
Selling, administrative, research and development and general	0.4	20.4	2.4	(1.5)	21.7
Net periodic pension benefit income relating to VEBAs	—	(5.6)	—	—	(5.6)
Total selling, administrative, research and development, and general	0.4	14.8	2.4	(1.5)	16.1
Total costs and expenses	0.4	281.9	29.7	(24.6)	287.4
Operating (loss) income	(0.4)	49.9	0.7	(0.2)	50.0
Other (expense) income:
Interest expense	(9.1)	(0.3)	—	0.1	(9.3)
Other income, net	0.4	0.6	0.1	(0.1)	1.0
(Loss) income before income taxes	(9.1)	50.2	0.8	(0.2)	41.7
Income tax (provision) benefit	—	(19.0)	7.2	3.6	(8.2)
Earnings in equity of subsidiaries	42.6	7.8	—	(50.4)	—
Net income	$33.5	$39.0	$8.0	$(47.0)	$33.5

Comprehensive income	$34.7	$39.8	$8.4	$(48.2)	$34.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11.0)	$35.8	$2.3	$—	$27.1
Cash flows from investing activities:
Capital expenditures	—	(15.4)	—	—	(15.4)
Proceeds from disposition of available for sale securities	—	25.0	—	—	25.0
Net cash provided by investing activities	—	9.6	—	—	9.6
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.7	—	—	0.7
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(6.4)	—	—	—	(6.4)
Repurchase of common stock	(12.7)	—	—	—	(12.7)
Intercompany loan	32.3	(29.5)	(2.8)	—	—
Net cash provided by (used in) financing activities	11.0	(28.8)	(2.8)	—	(20.6)
Net increase (decrease) in cash and cash equivalents during the period	—	16.6	(0.5)	—	16.1
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$5.0	$174.3	$6.3	$—	$185.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(0.5)	$5.4	$1.4	$—	$6.3
Cash flows from investing activities:
Capital expenditures	—	(9.0)	(0.3)	—	(9.3)
Purchase of available for sale securities	—	(85.6)	—	—	(85.6)
Proceeds from disposition of available for sale securities	—	85.2	—	—	85.2
Net cash used in investing activities	—	(9.4)	(0.3)	—	(9.7)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(5.9)	—	—	—	(5.9)
Repurchase of common stock	(14.7)	—	—	—	(14.7)
Intercompany loan	23.3	(21.2)	(2.1)	—	—
Net cash provided by (used in) financing activities	0.5	(20.4)	(2.1)	—	(22.0)
Net decrease in cash and cash equivalents during the period	—	(24.4)	(1.0)	—	(25.4)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$241.6	$1.4	$—	$248.0

16. Subsequent Events
     Dividend Declaration. On April 15, 2014, the Company announced that its Board of Directors declared a cash dividend of $0.35 per common share or approximately $6.4 (including dividend equivalents), which will be paid on or about May 15, 2014 to stockholders of record at the close of business on April 25, 2014.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Based on the Company’s closing stock price for its common stock on the ex-dividend date for the quarterly dividend declared in April 2014, (a) the Convertible Notes’ conversion rate will be 20.8549 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $47.95 per share, (b) the Call Options’ exercise price will be approximately $47.95 per share, and (c) the Warrants’ exercise price will each be $60.89 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q (this “Report”).
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 identifies other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the quarter ended March 31, 2014 and Outlook for the Future;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
We believe our MD&A should be read in conjunction with the consolidated financial statements and related notes thereto included under Part I, Item 1. “Financial Statements” included in this Report and the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We also provide information regarding value added revenue which represents net sales less the hedged cost of alloyed metal. A fundamental part of our business model is to mitigate the impact of aluminum price volatility through pricing policies that allow us to pass metal cost fluctuations through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal cost fluctuations through to our customers due to firm-price customer sales agreements that specify the underlying metal price plus a conversion price. As a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue (including average realized value added revenue, third party value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow readers of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of valued added revenue to net sales, see “Results of Operations - Segment and Business Unit Information” below.

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
At March 31, 2014, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we recorded net sales of approximately $335.1 million on shipments of approximately 151.8 million pounds of semi-fabricated aluminum products during the quarter ended March 31, 2014.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we seek to be the supplier of choice by providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of quality products on short lead times. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We purchase primary and scrap aluminum from third party suppliers to manufacture our products, and the price for the aluminum we purchase is typically based on the Average Midwest Transaction Price (“Midwest Price”). The Midwest Price represents the London Metal Exchange price (“LME”) plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. We manage the risk of fluctuations in the price of aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much a several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) plus Midwest premium transaction price per pound of primary aluminum for the quarters ended March 31, 2014 and March 31, 2013 was $0.78 + $0.19 and $0.91 + $0.11, respectively. At April 17, 2014, the LME transaction price per pound was $0.83 + $0.19.
Our highly engineered products are manufactured to meet demanding requirements of aerospace/high strength, general engineering, automotive and other industrial end market applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency which results in such benefits as better performance, lower waste, and, in many cases, lower cost for our customers.
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes, larger payloads and focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We believe the strength of overall plate demand is demonstrated by the existing greater than eight-year backlog for the two primary manufacturers of commercial aircraft.
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. In the long-term, we expect the production of the F-35, or Joint Strike Fighter, to be a demand driver for our Aero/HS products.
Commercial aerospace and defense end market applications have demanding customer requirements for quality and consistency. As a result, there are a limited number of suppliers worldwide who are qualified to serve these market segments. We believe barriers to entry include significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.

We expect the 2014 North American automotive sector build rates to increase approximately 5.0% over 2013 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2012, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 2.6% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment.
Highlights of the Quarter Ended March 31, 2014

•
Fabricated Products segment shipments of 151.8 million pounds, a 8.4% increase from the first quarter of 2013, reflecting record heat treat plate and automotive extrusion shipments and seasonal improvement in general engineering

•	Consolidated net income of $15.8 million and earnings per diluted share of $0.85;

•
Combined cash and cash equivalents, short-term investments, and net borrowing availability under our revolving credit facility of approximately $546.5 million, with no borrowings under the revolving credit facility, as of March 31, 2014;

•	Declaration and payment of a regular dividend of $0.35 per common share, or $6.4 million; and

•	Repurchase of 184,400 shares of our common stock at the weighted average price per share of $69.07 for a total of $12.7 million.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales for the quarter ended March 31, 2014 totaled $335.1 million, a slight decline compared to $337.4 million for the quarter ended March 31, 2013, as an 8% decrease in realized revenue per pound was offset by an 8% increase in Fabricated Products segment shipment volumes. Automotive Extrusions shipment volume increased 27%, and GE shipment volume increased 14%, which together accounted for virtually all the 8% increase in Fabricated Products segment shipment volume. The 8% decline in average realized sales price per pound in the quarter ended March 31, 2014 reflected both lower hedged cost of alloyed metal which we pass onto customers and lower average realized value added revenue per pound.     Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes. The reduction in average realized value added revenue reflected (i) revenue recognized in the quarter ended March 31, 2013 due to a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract as well as (ii) lower value added revenue per pound for heat treat plate products. See "Segment and Business Unit Information" below for a detailed discussion of the comparative results of operations for the quarters ended March 31, 2014 and March 31, 2013.
     Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items in the quarter ended March 31, 2014 totaled $282.9 million, or 84% of Net sales, compared to $263.6 million, or 78% of Net sales, in the quarter ended March 31, 2013. The increase in Cost of products sold excluding depreciation and amortization and other items for the quarter ended March 31, 2014 as compared to March 31, 2013 was primarily due to $14.6 million for higher shipment volume, $3.5 million for higher major maintenance related to the ramp up of major 2013 capital improvement projects, and a $1.5 million for higher energy cost related to the severe 2014 winter season. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2014 and March 31, 2013.
      Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense for the quarter ended March 31, 2014 totaled $20.3 million compared to $21.7 million in the quarter ended March 31, 2013. The decrease was due to a $2.3 million decrease in employee incentive compensation primarily as a result of changes to the Company’s short-term incentive plan and vesting provision upon retirement with respect to certain non-vested common shares and market-based shares in the quarter ended March 31, 2014, partially offset by a $0.4 million increase in research and development costs.
 Net Periodic Pension Benefit Income Relating to VEBAs. Net periodic pension benefit income relating to two voluntary employee’s beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (“VEBAs”) totaled $5.6 million for both quarters ended March 31, 2014 and March 31, 2013. The increase was primarily due to an increase in expected return on plan assets.
     Interest Expense. Interest expense of $8.8 million in the quarter ended March 31, 2014, was primarily related to interest expense incurred on our 4.50% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”) and our 8.25% Senior Notes due June 1, 2020 (the “Senior Notes”) issued on May 23, 2012, net of $1.1 million of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the Convertible Notes accounted for $2.1 million of the total interest expense in the quarter ended March 31, 2014. Interest expense of $9.3 million in the quarter ended March 31, 2013 was primarily related to interest expense incurred on the Convertible Notes and Senior Notes, net of $0.4 million of interest expense capitalized as part of Construction in progress. Non-cash amortization of the discount on the Convertible Notes accounted for $1.9 million of the total interest expense in the quarter ended March 31, 2013.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2014 was $9.4 million, reflecting an effective tax rate of 37.4%. The income tax provision for the quarter ended March 31, 2013 was $8.2 million, reflecting an effective tax rate of 19.7%. The difference between the effective tax rate and projected blended statutory tax rate for the quarter ended March 31, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.5 million, resulting in a 17.9% decrease in the effective tax rate. The decrease in unrecognized tax benefits was a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years which resulted in a cash tax benefit to the Company of $7.6 million, of which $7.2 million has been received as of March 31, 2014.
Derivatives
See Note 8 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for disclosure regarding our derivatives.
Fair Value Measurements
See Note 9 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for disclosure regarding our fair value measurements.
Deferred Tax Assets
The Company’s non-current net deferred tax assets were $59.2 million and $69.1 million at March 31, 2014 and December 31, 2013, respectively, of which, $155.4 million and $152.4 million were related to a deferred tax liability for the Company’s VEBA postretirement medical obligations at March 31, 2014 and December 31, 2013, respectively.
See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2013 for additional information regarding our deferred tax assets.
Segment and Business Unit Information
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by these end market applications as follows: Aero/HS products, GE products, Automotive Extrusions, and Other products. We also have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The accounting policies of the segment and business unit are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other (expense) income and income taxes.
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

Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized third-party sales price) for our Fabricated Products segment, for each period presented.

	Quarter Ended March 31,
	2014	2013
Shipments (mm lbs)	151.8	140.0
Composition of average realized third-party sales price (per pound):
Average realized third-party sales price[1]	$2.21	$2.41
Less: hedged cost of alloyed metal price	(0.99)	(1.07)
Average realized third-party value added revenue	$1.22	$1.34

Composition of net sales:
Net sales	$335.1	$337.4
Less: hedged cost of alloyed metal	(149.5)	(150.0)
Third party value added revenue	$185.6	$187.4

Segment Operating Income	$35.4	$55.2
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	(4.6)	4.7
Mark-to-market gains (losses) on derivative instruments	2.0	(0.7)
Workers’ compensation benefit due to discounting	0.2	—
Environmental expenses	(0.2)	(0.3)
Total non-run-rate items	(2.6)	3.7
Operating income excluding non-run-rate items	$38.0	$51.5
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

As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2014 was $13.5 million lower than operating income excluding such items for the quarter ended March 31, 2013. Lower operating income in the quarter ended March 31, 2014 primarily reflected the impact of the $4.5 million customer payment received in the quarter ended March, 31, 2013, as discussed above, $3.5 million of higher planned major maintenance expense, $1.5 million of higher energy costs, and $2.3 million of lower pricing on heat treat plate partially offset by higher shipment volumes and improved underlying costs.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment, for each period presented:

	Quarter Ended March 31,
	2014		2013
Aero/HS Products:
Shipments (mmlbs)	56.7		56.7
	$	$ / lb	$	$ / lb
Net Sales	$163.6	$2.89	$179.6	$3.17
Less: hedged cost of alloyed metal	(57.2)	(1.02)	(60.9)	(1.08)
Value added revenue	$106.4	$1.87	$118.7	$2.09

GE Products:
Shipments (mmlbs)	62.5		54.8
	$	$ / lb	$	$ / lb
Net Sales	$112.2	1.80	$105.8	1.93
Less: hedged cost of alloyed metal	(62.1)	(1.00)	(59.4)	(1.08)
Value added revenue	$50.1	0.80	$46.4	0.85

Automotive Extrusions:
Shipments (mmlbs)	19.5		15.3
	$	$ / lb	$	$ / lb
Net Sales	$40.8	2.09	$30.8	2.01
Less: hedged cost of alloyed metal	(18.9)	(0.96)	(16.2)	(1.06)
Value added revenue	$21.9	1.13	$14.6	0.95

Other Products:
Shipments (mmlbs)	13.1		13.2
	$	$ / lb	$	$ / lb
Net Sales	$18.5	1.41	$21.2	1.61
Less: hedged cost of alloyed metal	(11.3)	(0.86)	(13.5)	(1.03)
Value added revenue	$7.2	0.55	$7.7	0.58

Total:
Shipments (mmlbs)	151.8		140.0
	$	$ / lb	$	$ / lb
Net Sales	$335.1	2.21	$337.4	2.41
Less: hedged cost of alloyed metal	(149.5)	(0.99)	(150.0)	(1.07)
Value added revenue	$185.6	1.22	$187.4	1.34

For the quarter ended March 31, 2014, Net sales of fabricated products decreased by $2.3 million to $335.1 million, as compared to the quarter ended March 31, 2013, as an 8% decrease in average realized revenue per pound (a decline of $0.20 per pound) was offset by an increase in Fabricated Products segment shipment volumes.

The $0.20 per pound decrease in average realized revenue per pound for the quarter ended March 31, 2014 consisted of (i) an $0.08 per pound decline in the hedged, alloyed metal cost which we pass through to our customers, (ii) $4.5 million, or $0.03 of value added revenue per pound, due to revenue recognized in the quarter ended March 31, 2013 from a customer payment in lieu of fulfilling minimum volume obligations, as discussed above, and (iii) a $0.09 per pound decrease in average value added revenue per pound related to heat treat plate and certain other fabricated products.

The increase in shipments was primarily comprised of (i) a 7.7 million pound increase in GE products shipments due primarily to normal seasonal improvement and (ii) a 4.2 million pound increase in Automotive Extrusions shipments reflecting the ramp up of new Automotive Extrusions programs.
Outlook
Despite record build rates for commercial aircraft driving strong end-use demand, the supply chain inventory overhang for aerospace products persists. Except for aerospace plate and extruded shapes, excess supply chain inventories for aerospace products are beginning to improve. However, we expect that the supply chain inventory imbalance for aerospace extruded shapes and plate will continue longer, with the impact from excess inventories continuing through the end of 2014. We nevertheless expect modest improvement in our heat treat plate shipments in 2014, but with continued pricing pressure on heat treat plate products as a result of the aerospace inventory overhang.  For Automotive Extrusions, we expect shipments and value added revenue in the second quarter to be similar to the first quarter, and we anticipate further increases in shipments and value added revenue later in the year as new programs launch.  The higher costs incurred in the first quarter related to energy and full-year employee benefit accruals are not expected to continue in the second quarter. With lower major maintenance expense in the latter half of 2014 and cost efficiencies improving as we benefit from our Phase 5 heat treat plate expansion and the new casting complex at our Spokane (Trentwood), Washington facility, we continue to expect full year 2014 results to be similar to 2013 results.
Looking beyond 2014, we maintain a very positive outlook. As the aerospace supply chain inventory overhang abates, we anticipate continued long-term growth in our overall value added revenue and adjusted EBITDA margin driven by strong secular demand for aerospace and automotive applications and an improving underlying cost structure. Our focus on organic investments in capacity, capability, quality, and enhanced operating efficiencies will continue to serve us well and will allow us to capture further opportunities for profitable growth in these end market applications.
All Other
Operating expenses within the All Other business unit represent general and administrative expenses that are not allocated to our Fabricated Products segment. The table below presents non-run-rate items within the All Other, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended March 31,
	2014	2013
Operating expense	$(3.3)	$(5.2)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	5.6	5.6
Environmental expense	—	(0.3)
Operating non-run-rate items	5.6	5.3
Operating expense excluding non-run-rate items	$(8.9)	$(10.5)
Operating expenses of All Other excluding non-run-rate items for the quarter ended March 31, 2014 were $1.6 million lower than such expenses for the comparable period in 2013, reflecting primarily a $1.7 million decrease in employee incentive compensation, as discussed above in more detail.

Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	March 31, 2014	December 31, 2013
Available cash and cash equivalent	$185.6	$169.5
Short-term investments	104.5	129.5
	$290.1	$299.0
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	256.4	253.1
Total liquidity	$546.5	$552.1
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
Available cash and cash equivalents and short-term investments were $290.1 million at March 31, 2014, compared to $299.0 million at December 31, 2013. The decrease was primarily driven by i) cash outflows from certain investing and financing activities consisting of capital expenditures, repurchases of common stock and the payment of quarterly dividends, and ii) the payments to the VEBAs of $16.0 million of annual variable cash contributions with respect to 2013. These decreases were partially offset by cash inflow from operating activities and proceeds from disposition of available for sale securities.
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
We and certain of our subsidiaries have a credit agreement (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of March 31, 2014, or as of December 31, 2013.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Quarter Ended March 31,
	2014	2013
Total cash provided by (used in):
Operating activities:
Fabricated Products	$54.9	$35.5
All Other	(27.8)	(29.2)
Total cash flow from operating activities	$27.1	$6.3
Investing activities:
Fabricated Products	$(15.3)	$(8.9)
All Other	24.9	(0.8)
Total cash flow from investing activities	$9.6	$(9.7)
Financing activities:
All Other	(20.6)	(22.0)
Total cash flow from financing activities	$(20.6)	$(22.0)

Operating Activities
     Fabricated Products — For the quarter ended March 31, 2014, Fabricated Products segment operating activities provided $54.9 million of cash. Cash provided in the quarter ended March 31, 2014 was primarily related to (i) $35.4 million of operating income, (ii) adjustments for non-cash items and depreciation and amortization of $6.3 million, (iii) a decrease in inventory of $11.3 million, and (iv) an increase in accounts payable and other accrued liabilities of $7.3 million due to an increase in general business activities and the timing of payments. Cash provided in the quarter ended March 31, 2014 was partially offset by an increase in accounts receivable of $2.0 million and an increase in prepaid assets of $2.3 million.
Fabricated Products segment operating activities provided $35.5 million of cash during the quarter ended March 31, 2013. Cash provided in the quarter ended March 31, 2013 was primarily related to $55.2 million of operating income, adjustments for non-cash items and depreciation and amortization of $7.0 million and an increase in accounts payable of $9.5 million due to increase in general business activities including inventory purchases, partially offset by an increase in accounts receivable of $24.6 million primarily due to (i) increase in sales compared to the fourth quarter of 2012 and (ii) recognition of $7.9 million receivable relating to a tax refund from the Canada Revenue Agency Competent Authority and an increase in inventory of $13.3 million as a result of inventory build in response to production requirements and anticipation of equipment outages at certain production facilities.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see “Results of Operations — Segment and Business Unit Information” above.
     All Other — Cash outflow in the quarter ended March 31, 2014 totaled $27.8 million and consisted primarily of payments relating to (i) general and administrative costs of $7.2 million, (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to the 2013 year, (iii) our short-term incentive program in the amount of $4.3 million, and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $0.4 million.
Cash outflow in the quarter ended March 31, 2013 totaled $29.2 million and consisted primarily of payments relating to (i) general and administrative costs of $6.9 million, (ii) annual variable cash contributions to the VEBAs of $20.0 million with respect to 2012, and (iii) our short-term incentive program in the amount of $4.5 million. These payments were partially offset by $5.5 million of cash provided by Anglesey-related activities due to changes in working capital.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2014 was $15.3 million, compared to $8.9 million of cash used during the quarter ended March 31, 2013. Cash used during the quarters ended March 31, 2014 and March 31, 2013 was primarily related to capital expenditures.
     All Other — Cash provided by investing activities for All Other during the quarter ended March 31, 2014 was $24.9 million, which primarily consisted of proceeds from the disposition of available for sale securities. Cash used in investing activities for All Other during the quarter ended March 31, 2013 was $0.8 million, which primarily represented a $0.4 million net cash outflow in conducting investment activities with respect to our short-term investments and $0.4 million of capital expenditures.
Financing Activities
    All Other — Cash used in financing activities during the quarter ended March 31, 2014 was $20.6 million, representing (i) $12.7 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $6.4 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $0.7 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
The table below summarizes recent availability and usage of the Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 17, 2014	March 31, 2014
Revolving Credit Facility borrowing commitment	$300.0	$300.0

Borrowing base availability	259.5	263.4
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.0)	(7.0)
Net remaining borrowing availability	$252.5	$256.4
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2013 for information regarding the Revolving Credit Facility.
Debt
We have mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. Because our closing stock price exceeded 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days ending on March 31, 2014, the last trading date of the first quarter of 2014, holders may convert the Convertible Notes during the second quarter of 2014. We believe that the market value of the Convertible Notes will continue to exceed the amount of cash payable upon conversion, making conversion prior to the first quarter of 2015 unlikely. In any event, we expect to exercise the cash-settled Call Options relating to shares of our common stock that we acquired in connection with the issuance of the Convertible Notes to cover the amount of cash that we would be required to pay to the holders of the converted Convertible Notes in excess of the principal amount thereof. Furthermore, we expect to have sufficient liquidity to repay the principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2013 for further details on the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $15.4 million and $9.3 million for the quarters ended March 31, 2014 and March 31, 2013, respectively.
Capital spending during the quarters ended March 31, 2014 and March 31, 2013 included spending on major projects at our Spokane (Trentwood), Washington facility, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. Other projects include capital upgrades at several of our extrusion facilities to support new automotive programs that launched in 2013 or will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security. In total, we anticipate capital spending in 2014 will be in the $50.0 million to $60.0 million range. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or as to achievement of the operational benefits expected therefrom.
Dividends
During the quarters ended March 31, 2014 and March 31, 2013, we paid a total of $6.4 million and $5.9 million, or $0.35 and $0.30 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to approximately one-half of the performance shares.
On April 15, 2014, we announced that our Board of Directors declared a cash dividend of $0.35 per share on our common stock to be paid on May 15, 2014 to stockholders of record at the close of business on April 25, 2014.
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
During the quarters ended March 31, 2014 and March 31, 2013, we repurchased 184,400 shares of our common stock (at a weighted-average price of $69.07 per share) and 259,596 shares of common stock (at a weighted-average price of $62.62 per share), respectively, pursuant to this authorization. The total cost of $12.7 million and $16.2 million, respectively, was recorded as Treasury Stock. At March 31, 2014 and December 31, 2013, $104.9 million and $117.6 million, respectively, were available to repurchase our common shares pursuant to the stock repurchase program.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the quarters ended March 31, 2014 and March 31, 2013, we withheld 30,869 shares and 35,838 shares of common stock, respectively, to satisfy employee tax withholding obligations. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, there are restrictions on the transfer of our common shares. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 of the Internal Revenue Code of 1986 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations. We have established procedures for regularly evaluating our environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken. See Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the quarter ended March 31, 2014, we granted additional stock-based awards to certain members of management under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we paid $16.0 million to the VEBAs during the quarter ended March 31, 2014 with respect to 2013.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2013. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in our critical accounting estimates and policies since December 31, 2013.

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
Aluminum
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
Total fabricated products shipments sold under firm-price arrangements during quarters ended March 31, 2014 and March 31, 2013 were (in millions of pounds) 34.4 and 29.8, respectively. At March 31, 2014, we had customer sales contracts for the delivery of fabricated aluminum products pursuant to firm-price arrangements for the remainder of 2014 and 2015, totaling approximately (in millions of pounds) 62.3 and 2.6, respectively.
Foreign Currency
We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and our cash commitments for equipment purchases.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmbtu) and electricity prices (per mwh) impact our 2014 annual operating costs by approximately $3.9 million and $0.3 million, respectively.
We, from time to time, in the ordinary course of business, enter into operational hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2014, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 89%, 73% and 18% of the expected natural gas purchases for the remainder of 2014, 2015 and 2016, respectively.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

     Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFOMRATION

Item 1. Legal Proceedings.
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2013.
Item 1A. Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2014:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2014 - January 31, 2014	—	$—	97,300	$69.46	$110.9
February 1, 2014 - February 28, 2014	—	—	84,300	68.57	$105.1
March 1, 2014 - March 31, 2014	30,869	71.88	2,800	70.19	$104.9
Total	30,869	$71.88	184,400	$69.07	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended March 31, 2014, we withheld 30,869 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Share repurchases are pursuant to a stock repurchase program authorized by our Board of Directors. As of March 31, 2014, $104.9 million remained available for share repurchases under this program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.2
2014 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.3
2014 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.4	2014-2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.5
Employment Agreement, dated March 5, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

*10.6	Amendment to Restricted Stock Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*10.7	Amendment to Performance Shares Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*10.8	Description of 2014 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.9	Description of 2014 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.10	Amendment to Employment Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 25, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.2
2014 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.3
2014 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.4	2014-2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

10.5
Employment Agreement, dated March 5, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

*10.6	Amendment to Restricted Stock Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*10.7	Amendment to Performance Shares Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*10.8	Description of 2014 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.9	Description of 2014 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.10	Amendment to Employment Agreement, dated March 31, 2014, between the Company and Jack A. Hockema.

*10.11	Description of Compensation of Directors effective June 4, 2013.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.