Form 10-Q
period 2014-09-30
KAISER ALUMINUM CORP
filed 2014-10-24
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2014, there were 17,791,518 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$212.3	$169.5
Short-term investments	100.1	129.5
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at September 30, 2014 and December 31, 2013	132.4	119.8
Other	10.4	13.4
Inventories	211.3	214.4
Prepaid expenses and other current assets	156.4	44.2
Total current assets	822.9	690.8
Property, plant, and equipment – net	442.9	429.3
Net assets of VEBAs	430.3	406.0
Deferred tax assets – net (including deferred tax liability relating to the VEBAs of $161.5 at September 30, 2014 and $152.4 at December 31, 2013)	26.7	69.1
Intangible assets – net	32.5	33.7
Goodwill	37.2	37.2
Other assets	23.8	104.8
Total	$1,816.3	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89.3	$62.9
Accrued salaries, wages, and related expenses	37.2	42.7
Other accrued liabilities	131.7	44.8
Current portion of long-term debt	170.2	—
Short-term capital leases	0.1	0.2
Total current liabilities	428.5	150.6
Deferred tax liability	1.2	1.2
Long-term liabilities	60.9	146.4
Long-term debt	225.0	388.5
Total liabilities	715.6	686.7
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2014 and December 31, 2013; no shares were issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2014 and at December 31, 2013; 21,196,901 shares issued and 17,829,629 shares outstanding at September 30, 2014; 21,103,700 shares issued and 18,147,017 shares outstanding at December 31, 2013	0.2	0.2
Additional paid in capital	1,026.9	1,023.1
Retained earnings	271.1	233.8
Treasury stock, at cost, 3,367,272 shares at September 30, 2014 and 2,956,683 shares at December 31, 2013, respectively	(181.1)	(152.2)
Accumulated other comprehensive loss	(16.4)	(20.7)
Total stockholders’ equity	1,100.7	1,084.2
Total	$1,816.3	$1,770.9

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$338.9	$319.9	$1,018.1	$986.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	280.4	259.5	838.8	784.6
Unrealized losses (gains) on derivative instruments	3.6	(1.5)	—	3.4
Depreciation and amortization	8.0	6.9	23.1	20.9
Selling, administrative, research and development, and general:
Selling, administrative, research and development, and general	19.0	19.0	61.3	62.5
Net periodic pension benefit income relating to VEBAs (includes accumulated other comprehensive income reclassifications related to VEBA of $2.1 and $1.3 for the quarters ended September 30, 2014 and September 30, 2013, respectively, and $6.6 and $4.1 for the nine months ended September 30, 2014 and September 30, 2013, respectively)	(6.0)	(5.6)	(17.7)	(16.9)
Total selling, administrative, research and development, and general	13.0	13.4	43.6	45.6
Other operating charges, net	1.3	—	1.5	—
Total costs and expenses	306.3	278.3	907.0	854.5
Operating income	32.6	41.6	111.1	131.7
Other (expense) income:
Interest expense	(9.7)	(8.8)	(27.7)	(27.1)
Other income, net (includes accumulated other comprehensive income reclassifications for realized gains on available for sale securities of $0.0 and $0.2 for the quarters ended September 30, 2014 and September 30, 2013, respectively, and $0.2 and $0.8 for the nine months ended September 30, 2014 and September 30, 2013, respectively)	2.2	2.9	5.9	3.1
Income before income taxes	25.1	35.7	89.3	107.7
Income tax provision (includes aggregate income tax expense from reclassification items of $(0.8) and $(0.5) for the quarters ended September 30, 2014 and September 30, 2013, respectively, and $(2.4) and $(1.3) for the nine months ended September 30, 2014 and September 30, 2013, respectively)	(9.2)	(10.3)	(33.1)	(30.2)
Net income	$15.9	$25.4	$56.2	$77.5

Earnings per common share, Basic:
Net income per share	$0.90	$1.37	$3.15	$4.09
Earnings per common share, Diluted:
Net income per share	$0.85	$1.34	$3.02	$4.02
Weighted-average number of common shares outstanding (in thousands):
Basic	17,707	18,548	17,853	18,915
Diluted	18,619	19,058	18,592	19,267

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions of dollars)
Net income	$15.9	$25.4	$56.2	$77.5
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial (gains) losses	(0.5)	0.3	(1.4)	1.0
Amortization of prior service cost	2.6	1.0	8.0	3.1
Other comprehensive income relating to VEBAs	2.1	1.3	6.6	4.1
Available for sale securities:
Unrealized (gains) losses on available for sale securities	(0.2)	0.4	0.1	0.9
Reclassification adjustments:
Reclassification of unrealized gains upon sale of available for sale securities	—	(0.2)	(0.2)	(0.8)
Other comprehensive (loss) income relating to available for sale securities	(0.2)	0.2	(0.1)	0.1
Foreign currency translation adjustment	0.1	(0.3)	0.2	0.5
Other comprehensive income, before tax	2.0	1.2	6.7	4.7
Income tax expense related to items of other comprehensive income	(0.7)	(0.6)	(2.4)	(1.6)
Other comprehensive income, net of tax	1.3	0.6	4.3	3.1
Comprehensive income	$17.2	$26.0	$60.5	$80.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$(152.2)	$(20.7)	$1,084.2
Net income	—	—	—	56.2	—	—	56.2
Other comprehensive income, net of tax	—	—	—	—	—	4.3	4.3
Issuance of non-vested shares to employees and non-employee directors	119,536	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,969	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	44,895	—	—	—	—	—	—
Cancellation of employee non-vested shares	(40,503)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(33,696)	—	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(410,589)	—	—	—	(28.9)	—	(28.9)
Cash dividends on common stock ($1.05 per share)	—	—	—	(19.1)	—	—	(19.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.8	—	—	—	0.8
Amortization of unearned equity compensation	—	—	5.2	—	—	—	5.2
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, September 30, 2014	17,829,629	$0.2	$1,026.9	$271.1	$(181.1)	$(16.4)	$1,100.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$56.2	$77.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	21.9	19.6
Amortization of definite-lived intangible assets	1.2	1.3
Amortization of debt discount and debt issuance costs	8.8	8.2
Deferred income taxes	29.6	40.9
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.8)	(1.0)
Non-cash equity compensation	5.4	6.1
Non-cash unrealized (gains) losses on derivative positions	(3.6)	2.3
Non-cash impairment charges	1.5	—
Losses on disposition of property, plant and equipment	0.1	0.2
Gain on disposition of available for sale securities	—	(0.4)
Non-cash net periodic pension benefit income relating to VEBAs	(17.7)	(16.9)
Other non-cash changes in assets and liabilities	0.5	(4.6)
Changes in operating assets and liabilities:
Trade and other receivables	(9.6)	(6.7)
Inventories	3.1	(21.9)
Prepaid expenses and other current assets[1]	(0.9)	0.1
Accounts payable	28.7	8.7
Accrued liabilities[1]	(2.8)	7.7
Annual variable cash contributions to VEBAs	(16.0)	(20.0)
Payable to affiliate	—	(7.9)
Long-term assets and liabilities, net[1]	(1.9)	(2.6)
Net cash provided by operating activities	103.7	90.6
Cash flows from investing activities:
Capital expenditures	(39.6)	(47.0)
Purchase of available for sale securities	(53.4)	(201.8)
Proceeds from disposition of available for sale securities	82.2	170.7
Change in restricted cash	(0.7)	0.7
Net cash used in investing activities	(11.5)	(77.4)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.8	1.0
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	(2.4)
Repurchase of common stock	(28.7)	(43.9)
Cash dividend paid to stockholders	(19.1)	(17.3)
Cash dividend returned to the Company	—	0.6
Net cash used in financing activities	(49.4)	(62.0)
Net increase (decrease) in cash and cash equivalents during the period	42.8	(48.8)
Cash and cash equivalents at beginning of period	169.5	273.4
Cash and cash equivalents at end of period	$212.3	$224.6
________________

[1]	Excludes the reclassification of derivatives relating to the Convertible Notes from long-term to current as the amounts have no impact on cash flow - see Note 3 and Note 9.

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
     Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering, and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 11 for additional information regarding the Company’s reportable segment and business unit.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The excess of current cost over the stated LIFO value of inventory at September 30, 2014 and December 31, 2013 was $32.7 and $0.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at September 30, 2014 and December 31, 2013 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.3 and $1.0 during the quarters ended September 30, 2014 and September 30, 2013, respectively. The amount of interest expense capitalized as construction in progress was $2.2 and $2.1 for the nine months ended September 30, 2014 and September 30, 2013, respectively.
The Company recorded impairment charges of $1.3 and $1.5 during the quarter and nine months ended September 30, 2014, respectively, to reflect the scrap value of idled assets it determined not to deploy for future use. Asset impairment charges are included in Other operating charges, net, in the Statements of Consolidated Income and are included in the Fabricated Products segment.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. For the quarters ended September 30, 2014 and September 30, 2013, the Company recorded depreciation expense of $7.4 and $6.3, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the nine months ended September 30, 2014 and September 30, 2013, the Company recorded depreciation expense of $21.5 and $19.3, respectively, relating to the Company’s operating facilities in its Fabricated Products

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s All Other business unit for all periods presented in this Report.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), was issued in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2017 and the Company will continue to assess the impact on its financial statements.
ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”), was issued in June 2014. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. The Company expects to adopt ASU 2014-12 for the fiscal year ending December 31, 2015 and the Company does not expect the adoption of ASU 2014-12 to have a material impact on its financial statements.
ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), was issued in August 2014 and sets forth guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. ASU 2014-15 requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in U.S. auditing standards. Specifically, this update provided a definition of the term “substantial doubt,” and added new Subtopic 205-40, Presentation of Financial Statements-Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. The Company expects to adopt ASU 2014-15 for the fiscal year ending December 31, 2016 and the Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2. Supplemental Balance Sheet Information

	September 30, 2014	December 31, 2013
Cash and Cash Equivalents.
Cash and money market funds	$35.4	$57.7
Commercial paper	176.9	111.8
Total	$212.3	$169.5

Trade Receivables - Net.
Billed trade receivables	$132.2	$120.2
Unbilled trade receivables	1.0	0.4
Trade receivables, gross	133.2	120.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables - net	$132.4	$119.8

Inventories.
Finished products	$64.9	$72.5
Work-in-process	70.5	75.9
Raw materials	56.0	47.2
Operating supplies and repair and maintenance parts	19.9	18.8
Total	$211.3	$214.4

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 8 and 9	$101.6	$2.0
Current deferred tax assets	47.8	36.7
Short-term restricted cash	0.3	0.3
Prepaid taxes	1.0	—
Other	5.7	5.2
Total	$156.4	$44.2

Property, Plant and Equipment - Net.
Land and improvements	$22.8	$22.6
Buildings and leasehold improvements	62.4	53.0
Machinery and equipment	500.0	425.6
Construction in progress	18.1	66.0
Active property, plant and equipment, gross	603.3	567.2
Accumulated depreciation	(160.4)	(137.9)
Property, plant and equipment - net	$442.9	$429.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Assets.
Derivative assets – Notes 8 and 9	$0.2	$79.8
Restricted cash	10.0	9.3
Deferred financing costs	6.3	8.9
Deferred compensation plan assets	7.2	6.5
Other	0.1	0.3
Total	$23.8	$104.8

Other Accrued Liabilities.
Current derivative liabilities – Notes 8 and 9	$101.9	$1.8
Uncleared cash disbursements	6.6	9.6
Accrued income taxes and taxes payable	6.3	4.3
Accrued annual VEBA contribution	—	16.0
Short-term environmental accrual – Note 7	3.3	2.8
Accrued interest	10.3	3.7
Short-term deferred revenue	0.2	—
Other	3.1	6.6
Total	$131.7	$44.8

Long-Term Liabilities.
Derivative liabilities – Notes 8 and 9	$0.6	$84.3
Income tax liabilities	5.0	5.0
Workers’ compensation accruals	23.0	23.3
Long-term environmental accrual – Note 7	16.9	20.0
Long-term asset retirement obligations	4.3	4.0
Deferred compensation liability	7.6	7.0
Long-term deferred revenue	0.6	—
Long-term capital leases	0.1	0.1
Other long-term liabilities	2.8	2.7
Total	$60.9	$146.4

Long-Term Debt — Note 3.
Senior notes	$225.0	$225.0
Cash convertible senior notes	—	163.5
Total	$225.0	$388.5
3. Debt and Credit Facility
Senior Notes
In May 2012, the Company issued $225.0 principal amount of 8.25% unsecured Senior Notes due June 1, 2020 (the “Senior Notes”) at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 for each of the quarters ended September 30, 2014 and September 30, 2013, and $14.5 for each of the nine months ended September 30, 2014 and September 30, 2013. A portion of the interest relating to the Senior Notes was capitalized as Construction in progress. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

“Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2013 for additional information regarding the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.50% unsecured Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”). The Convertible Notes are not convertible into the Company's common stock or any other securities, but instead will be settled in cash. The Company accounts for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Bifurcated Conversion Feature”) with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. The following tables provide additional information regarding the Convertible Notes:

	September 30, 2014	December 31, 2013
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(4.8)	(11.5)
Carrying amount, net of discount	$170.2	$163.5

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$2.0	$2.0	$5.9	$5.9
Amortization of discount	2.3	2.0	6.7	6.0
Amortization of deferred financing costs	0.3	0.3	0.9	0.9
Total interest expense[1]	$4.6	$4.3	$13.5	$12.8
____________

[1]	A portion of the interest relating to the Convertible Notes was capitalized as Construction in progress.
The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, the payment of quarterly cash dividends on the Company’s common stock in excess of $0.24 per share. As of September 30, 2014, the conversion rate was 20.8862 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $47.88 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
Holders may convert their Convertible Notes at any time on or after January 1, 2015 and, in certain limited circumstances, before January 1, 2015. Pursuant to one of the early conversion provisions, if the Company's closing stock price exceeds 130% of the conversion price for 20 trading days during the final 30 consecutive trading days of a quarter, holders may convert the Convertible Notes during the following quarter. An immaterial amount of Convertible Notes was presented for conversion during the second and third quarters of 2014 pursuant to this provision. Because this provision was also triggered at September 30, 2014, holders may present Convertible Notes for early conversion during the fourth quarter of 2014.
The carrying amount of the Convertible Notes, net of discount, was included in the Consolidated Balance Sheet as Current portion of long-term debt as of September 30, 2014.
Convertible Note Hedge Transactions. In March 2010, the Company purchased cash-settled call options (the “Call Options”) that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or on the earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would cover the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) which are exercisable on a prorated basis for 120 trading days commencing July 1, 2015 relating to approximately 3.7 million shares of the Company’s common stock. The Call Option and the Warrants have anti-dilution provisions substantially similar to the Convertible Notes. At September 30, 2014, the exercise prices were $47.88 per share and $60.80 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

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
Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Company had $271.0 of borrowing availability under the Revolving Credit Facility at September 30, 2014, based on the borrowing base determination then in effect. At September 30, 2014, there were no borrowings under the Revolving Credit Facility and $7.7 was being used to support outstanding letters of credit, leaving $263.3 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at September 30, 2014.
See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Revolving Credit Facility.
4. Income Tax Matters
The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Domestic	$9.2	$14.7	$32.2	$41.1
Foreign	—	(4.4)	0.9	(10.9)
Total	$9.2	$10.3	$33.1	$30.2
The income tax provision for the quarters ended September 30, 2014 and September 30, 2013 was $9.2 and $10.3, reflecting an effective tax rate of 36.7% and 28.9%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2014.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2013 was primarily the result of a decrease from a bilateral advance pricing agreement between Canada and the U.S. (the “Advance Pricing Agreement”) of $2.7, resulting in a 7.7% decrease in the effective rate.
The income tax provision for the nine months ended September 30, 2014 and September 30, 2013 was $33.1 and $30.2, reflecting an effective tax rate of 37.0% and 28.1%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2014.
The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2013 was primarily the result of (i) a decrease in unrecognized tax benefits, including interest and penalties, of $7.7, resulting in a 7.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years and (ii) a decrease from the Advance Pricing Agreement of $2.7, resulting in a 2.5% decrease in the effective rate.
The audit settlement and the Advance Pricing Agreement with Canada resulted in a cash tax benefit of $10.6, which represents amounts previously paid against Canadian accrued taxes. As of September 30, 2014, $7.9 has been received by the Company, with the remaining $2.7 expected to be received within the next 12 months.
The Company’s gross unrecognized benefits relating to uncertain tax positions were $3.7 and $3.8 at September 30, 2014 and December 31, 2013, respectively, of which, $2.6 and $2.7 will go through the Company’s income tax provision and thus impact the effective tax rate at September 30, 2014 and December 31, 2013, respectively, if and when the gross unrecognized tax benefits are recognized.

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
Components of Net Periodic Pension Benefit (Income) Cost. The Company’s results of operations included the following impacts associated with the VEBAs and the Canadian defined benefit plan: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarter and nine months ended September 30, 2014 and September 30, 2013. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarter and nine months ended September 30, 2014 and September 30, 2013:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
VEBAs:
Service cost	$0.6	$0.6	$1.7	$1.9
Interest cost	4.2	3.6	12.5	10.9
Expected return on plan assets	(12.9)	(11.1)	(38.5)	(33.8)
Amortization of prior service cost	2.6	1.0	8.0	3.1
Amortization of net actuarial (gain) loss	(0.5)	0.3	(1.4)	1.0
Total net periodic pension benefit income relating to VEBAs	(6.0)	(5.6)	(17.7)	(16.9)
Deferred compensation plan	—	0.4	0.6	0.8
Defined contribution plans	1.3	1.3	6.8	6.6
Multiemployer pension plans	0.8	0.9	2.6	2.6
Total	$(3.9)	$(3.0)	$(7.7)	$(6.9)
The following table presents the allocation of the (income) charges detailed above, by reportable segment and business unit (see Note 11):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fabricated Products	$2.0	$2.2	$8.9	$8.8
All Other	(5.9)	(5.2)	(16.6)	(15.7)
Total	$(3.9)	$(3.0)	$(7.7)	$(6.9)
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
6. Employee Incentive Plans
Short-Term Incentive Plans (“STI Plans”)
The Company has annual short-term incentive compensation plans for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the 2013 STI plan were based primarily on the economic value added (“EVA”) of the Company’s Fabricated Products business, adjusted for certain safety and individual performance factors. EVA, as defined by the Company’s STI Plans, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Amounts, if any, that will be earned under the 2014 STI plan are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets under the 2014 STI plan were determined based on the EVA of the Company’s Fabricated Products business. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of products sold, excluding depreciation and amortization and other items	$1.3	$1.0	$3.8	$3.4
Selling, administrative, research and development, and general	1.6	2.4	6.1	8.9
Total costs recorded in connection with STI Plans	$2.9	$3.4	$9.9	$12.3
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fabricated Products	$2.2	$2.4	$7.6	$8.6
All Other	0.7	1.0	2.3	3.7
Total costs recorded in connection with STI Plans	$2.9	$3.4	$9.9	$12.3
     Long-Term Incentive Programs (“LTI Programs”)
General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At September 30, 2014, 774,851 common shares were available for additional awards under the Equity Incentive Plan.
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
During the first quarter of 2014, a portion of the performance shares granted under the 2011-2013 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2012-2014, 2013-2015 and 2014-2016 LTI programs will occur in 2015, 2016 and 2017, respectively. Holders of performance shares do not receive voting rights through the ownership of such shares.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Non-cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in Selling, administrative, research and development, and general. Non-cash compensation expense by type of award under LTI Programs were as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service-based non-vested common shares and restricted stock units	$0.5	$0.9	$2.8	$3.4
Performance shares	—	0.5	1.0	2.5
Market-based shares	0.4	—	1.4	—
Total non-cash compensation expense	$0.9	$1.4	$5.2	$5.9
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fabricated Products	$0.5	$0.5	$2.6	$1.7
All Other	0.4	0.9	2.6	4.2
Total non-cash compensation expense	$0.9	$1.4	$5.2	$5.9
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data as of September 30, 2014:

	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$6.5	2.3
Performance shares	$2.3	1.3
Market-based shares	$5.0	2.4
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2014 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares		Performance Shares (Market-Based)
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013	143,967	$51.09	5,472	$51.03	562,554	$49.26	—	$—
Granted	119,536	66.41	2,235	67.42	—	—	160,868	83.18
Vested	(64,493)	52.20	(2,350)	46.83	(42,545)	47.21	—	—
Forfeited	(40,503)	60.21	—	—	(28,613)	51.44	(10,645)	83.18
Canceled	—	—	—	—	(137,820)	46.65	—	—
Outstanding at September 30, 2014	158,507	$59.86	5,357	$59.71	353,576	$50.35	150,223	$83.18

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2013 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	76,336	$58.65	2,600	$57.70	175,317	$57.75
Vested	(90,233)	$42.31	(2,311)	$42.74	(34,192)	$34.84
Stock Options. The Company has fully-vested stock options from a one-time issuance in 2007. There were 18,606 and 20,791 fully-vested options outstanding as of September 30, 2014 and December 31, 2013, respectively, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 2.50 and 3.25 years, respectively. The average fair value of the options granted was $39.90. No options were granted or exercised and 2,185 options were forfeited during the nine months ended September 30, 2014.
Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For each nine months period ended September 30, 2014 and September 30, 2013, the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2014 and September 30, 2013, 33,696 and 40,075 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 8).
Refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information relating to minimum rental commitments under operating leases and purchase obligations. There were no material changes to such scheduled rental commitments and purchase obligations as of September 30, 2014.
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
At September 30, 2014, the Company’s environmental accrual of $20.2 represented the Company’s estimate of the incremental remediation cost based on proposed alternatives in the final feasibility study related to the Company’s Spokane (Trentwood), Washington facility and currently available facts with respect to its Newark, Ohio facility and certain other locations owned or formally owned by the Company. In accordance with approved and proposed remediation action plans, the Company expects that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
The Company’s derivative activities are overseen by the Hedging Committee, which is composed of the chief executive officer, the chief financial officer, the chief accounting officer, the vice president of metal risk and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to the Company’s Board of Directors on the scope of its activities.
Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers for stipulated volumes to be delivered in the future. Because the Company generally purchases primary and secondary aluminum

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

on a floating price basis, the volume that it has committed to sell to its customers under a firm-price arrangement creates metal price risk for the Company. The Company uses third-party hedging instruments to limit exposure to metal price risk related to firm-price customer sales contracts. See Note 9 for additional information regarding the Company’s material derivative positions relating to hedges of operational risk, and their respective fair values.
A majority of the Company’s derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require the Company to provide additional collateral in the event the Company’s liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to its liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of its hedging activities, or both. The aggregate fair value of the Company’s derivative instruments that were in a net liability position was $1.7 and $1.6 at September 30, 2014 and December 31, 2013, respectively.
The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the nine months ended September 30, 2014 and September 30, 2013, total fabricated products shipments that contained firm-price terms were (in millions of pounds) 109.3 and 87.2, respectively. At September 30, 2014, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2014 and 2015, totaling approximately (in millions of pounds) 41.1 and 18.3, respectively.
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
Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Realized gains (losses):
Aluminum	$3.1	$(2.0)	$5.2	$(3.6)
Natural Gas	(0.1)	(0.5)	1.1	(1.3)
Electricity	0.1	0.3	0.1	0.2
Foreign Currency	—	(0.1)	—	(0.1)
Total realized gains (losses)	$3.1	$(2.3)	$6.4	$(4.8)
Unrealized (losses) gains:
Hedges of operational risk:
Aluminum	$(1.0)	$1.7	$1.3	$(4.5)
Natural Gas	(1.6)	—	(1.0)	0.8
Electricity	(1.0)	(0.3)	(0.3)	0.3
Foreign Currency	0.1	0.1	—	—
Total hedges of operational risk	(3.5)	1.5	—	(3.4)
Call Options relating to the Convertible Notes	12.9	31.0	19.8	27.9
Bifurcated Conversion Feature of the Convertible Notes	(10.7)	(29.4)	(16.2)	(26.8)
Total unrealized (losses) gains	$(1.3)	$3.1	$3.6	$(2.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table summarizes the Company’s material derivative positions at September 30, 2014:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	10/14 through 12/15	45.5
Fixed price sales contracts	10/14 through 12/14	0.5
Midwest premium swap contracts[1]	10/14 through 12/15	44.8

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	10/14 through 12/16	6,040,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed price purchase contracts	10/14 through 12/15	230,425

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[4]	3/10 through 3/15	3,655,085
Call Options[4]	3/10 through 3/15	3,655,085
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of September 30, 2014, the Company had Henry Hub NYMEX-based hedge positions in place to cover exposure to fluctuations in prices for approximately 82%, 81% and 47% of the expected natural gas purchases for the remainder of 2014, 2015 and 2016, respectively.

[3]
As of September 30, 2014, the Company had Mid-C International Commodity Exchange-based hedge positions in place to cover exposure to fluctuations in prices for approximately 46% and 45% of the expected electricity purchases for the remainder of 2014 and 2015, respectively.

[4]
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of September 30, 2014:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.6	$—	$1.6	$0.9	$—	$0.7
Counterparty (without Netting Agreements)[1]	99.8	—	99.8	—	—	99.8
Counterparty (with partial Netting Agreements)	0.4	—	0.4	0.4	—	—
Total	$101.8	$—	$101.8	$1.3	$—	$100.5

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(2.3)	$—	$(2.3)	$(0.9)	$—	$(1.4)
Counterparty (without Netting Agreements)[1]	(99.5)	—	(99.5)	—	—	(99.5)
Counterparty (with partial Netting Agreements)	(0.7)	—	(0.7)	(0.4)	—	(0.3)
Total	$(102.5)	$—	$(102.5)	$(1.3)	$—	$(101.2)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Call Options at September 30, 2014 (see Note 9).

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
Commodity, Energy and Foreign Currency Derivatives - The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy. The Company, however, has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant unobservable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads. The fair value of these financial instruments is classified as Level 3 in the fair value hierarchy.
Bifurcated Conversion Feature and Call Options - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Convertible Notes are valued based on the trading price of the Convertible Notes each period-end (see “All Other Financial Assets and Liabilities” below). The fair value of the Convertible Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015. The Bifurcated Conversion Feature and the Call Options were designed to offset each other upon their maturity. Due to the short duration before maturity, management concluded that the fair value of the Call Options should equal the fair value of the Bifurcated Conversion Feature as of September 30, 2014.
As of September 30, 2014, the Bifurcated Conversion Feature and Call Options were recorded as current liabilities and assets, respectively, and were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively.
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, was a net liability $0.7 and $4.3, respectively. The decrease in net liability position during the nine months ended September 30, 2014 was primarily due to changes in the underlying commodity and energy prices during such period. Changes in the fair value of our derivative contracts relating to operational hedging activities are reflected in operating income (see Note 8).
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
Available for Sale Securities. The Company holds debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At September 30, 2014, the remaining maturity period with respect to short-term investments ranged from 34 days to approximately eighteen months. In addition to debt investment securities, the Company also holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.

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
The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$0.5	$—	$0.5
Midwest premium swap contracts	—	—	1.5	1.5
Natural Gas -
Fixed price purchase contracts	—	0.2	—	0.2
Electricity -
Fixed price purchase contracts	—	0.3	—	0.3
Hedges Relating to the Convertible Notes -
Call Options	—	99.3	—	99.3

All Other Financial Assets:
Cash and cash equivalents	35.4	176.9	—	212.3
Short-term investments	—	100.1	—	100.1
Deferred compensation plan asset	—	7.2	—	7.2
Total assets	$35.4	$384.5	$1.5	$421.4

FINANCIAL LIABILITIES:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$(1.3)	$—	$(1.3)
Natural Gas -
Fixed price purchase contracts	—	(1.4)	—	(1.4)
Electricity -
Fixed price purchase contracts	—	(0.5)	—	(0.5)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(99.3)	—	(99.3)

All Other Financial Liabilities:
Senior Notes	(247.8)	—	—	(247.8)
Convertible Notes, including Bifurcated Conversion Feature	(280.8)	—	—	(280.8)
Total liabilities	$(528.6)	$(102.5)	$—	$(631.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	1.1	1.1
Natural Gas -
Fixed price purchase contracts	—	0.5	—	0.5
Electricity -
Fixed price purchase contracts	—	0.5	—	0.5
Foreign Currency -
Euro	—	0.1	—	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	79.5	—	79.5

All Other Financial Assets:
Cash and cash equivalents	57.7	111.8	—	169.5
Short-term investments	—	129.5	—	129.5
Deferred compensation plan asset	—	6.5	—	6.5
Total assets	$57.7	$328.5	$1.1	$387.3

FINANCIAL LIABILITIES:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$(1.8)	$—	$(1.8)
Natural Gas -
Fixed price purchase contracts	—	(0.8)	—	(0.8)
Electricity -
Fixed price purchase contracts	—	(0.4)	—	(0.4)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(83.1)	—	(83.1)

All Other Financial Liabilities:
Senior Notes	(255.4)	—	—	(255.4)
Convertible Notes, including Bifurcated Conversion Feature	(260.0)	—	—	(260.0)
Total liabilities	$(515.4)	$(86.1)	$—	$(601.5)
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2013	$1.1
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized (gains) losses on derivative instruments	4.4
Transactions involving Level 3 derivative contracts:
Purchases	1.9
Sales	—
Issuances	—
Settlements	(5.9)
Transactions involving Level 3 derivatives — net	(4.0)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at September 30, 2014	$1.5

Total gains included in Unrealized (gains) losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at September 30, 2014:	$1.4
Fair Values of Non-financial Assets and Liabilities
See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to the fair value of the Company’s non-financial assets and liabilities.
As of September 30, 2014, following a qualitative review of the Company’s Florence, Alabama facility, management determined that no adjustments to the carrying value of its goodwill and intangible assets were required. However, if the facility is unable to reduce its costs or improve pricing in the near term, it is possible that the carrying values of its related assets, including goodwill, could be reduced following the annual fourth quarter impairment test or within the next 12 months.
During the quarter and nine months ended September 30, 2014, the Company performed a review of idled assets within property, plant, and equipment that it determined not to deploy for future use, resulting in impairment charges to reflect the scrap value of such assets (see Note 1). With the exception of the impairment of these idled assets, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and nine months ended September 30, 2014 and September 30, 2013.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

10. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$15.9	$25.4	$56.2	$77.5
Denominator — Weighted-average common shares outstanding (in thousands):
Basic[1]	17,707	18,548	17,853	18,915
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	134	165	143	167
Add: dilutive effect of warrants	778	345	596	185
Diluted[2]	18,619	19,058	18,592	19,267
Earnings per common share, Basic:
Net income per share	$0.90	$1.37	$3.15	$4.09
Earnings per common share, Diluted:
Net income per share	$0.85	$1.34	$3.02	$4.02
______________________

[1]	The basic weighted-average number of common shares outstanding during the period excludes non-vested common shares, restricted stock units, performance shares and market-based shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods were calculated using the treasury method.
There were 18,606 and 20,791 fully-vested options outstanding as of September 30, 2014 and December 31, 2013, respectively, in each case exercisable to purchase common shares at $80.01 per share. The number of potentially dilutive stock options were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for each of the periods presented.
Warrants relating to approximately 3.7 million and 3.6 million common shares were outstanding at September 30, 2014 (at which date the exercise price was approximately $60.80 per share) and September 30, 2013 (at which date the exercise price was approximately $61.14 per share), respectively.
During the nine months ended September 30, 2014 and September 30, 2013, the Company paid approximately $19.1 ($1.05 per common share) and $17.3 ($0.90 per common share), respectively, in cash dividends to stockholders, including the holders of non-vested common shares, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares. Additionally, during the nine months ended September 30, 2013, $0.6 of cash dividends paid in respect of common shares of the Company held in trust by a third-party were returned to the Company (see Note 13).
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
During the nine months ended September 30, 2014 and September 30, 2013, the Company repurchased 410,589 shares of common stock (at a weighted-average price of $70.34 per share) and 707,077 shares of common stock (at a weighted-average price of $62.14 per share), respectively, pursuant to the stock repurchase program. The total cost of $28.9 and $43.9 was recorded as Treasury Stock at September 30, 2014 and September 30, 2013, respectively. At September 30, 2014 and December 31, 2013, $88.7 and $117.6, respectively, were available to repurchase the Company’s common shares pursuant to the stock repurchase program.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

11. Segment Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength (“Aero/HS”), automotive, general engineering (“GE”), and other industrial end market applications. The Company operates 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which the Company’s chief operating decision maker reviews and evaluates the Company’s business, the Fabricated Products business is treated as a single operating segment.
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
The following tables provide financial information by reporting segment for each period or as of each period-end, as applicable.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Fabricated Products	$338.9	$319.9	$1,018.1	$986.2
Segment operating income (loss):
Fabricated Products [1]	$35.6	$44.8	$121.2	$145.0
All Other[2]	(3.0)	(3.2)	(10.1)	(13.3)
Total operating income	$32.6	$41.6	$111.1	$131.7
Interest expense	(9.7)	(8.8)	(27.7)	(27.1)
Other income, net	2.2	2.9	5.9	3.1
Income before income taxes	$25.1	$35.7	$89.3	$107.7
Depreciation and amortization:
Fabricated Products	$7.8	$6.8	$22.7	$20.6
All Other	0.2	0.1	0.4	0.3
Total depreciation and amortization	$8.0	$6.9	$23.1	$20.9
Capital expenditures:
Fabricated Products	$9.3	$21.0	$38.8	$46.4
All Other	0.2	—	0.8	0.6
Total capital expenditures	$9.5	$21.0	$39.6	$47.0
Income taxes paid:
Fabricated Products —
United States	$1.4	$0.3	$1.6	$0.9
Canada	0.2	0.2	1.1	0.9
Total income taxes paid	$1.6	$0.5	$2.7	$1.8
______________________

1.
Fabricated Products segment operating income included non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $(3.5) and $1.5 for the quarters ended September 30, 2014 and September 30, 2013, respectively. Non-cash mark-to-market gains (losses) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $0.0 and $(3.4) for the nine months ended September 30, 2014 and September 30, 2013, respectively. For further discussion regarding mark-to-market matters, see Note 8.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2.
Operating loss in All Other included VEBA net periodic pension benefit income of $6.0 and $5.6 for the quarters ended September 30, 2014 and September 30, 2013, respectively. VEBA net periodic pension benefit income was $17.7 and $16.9 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

	September 30, 2014	December 31, 2013
Assets:
Fabricated Products	$871.3	$852.5
All Other[1]	945.0	918.4
Total assets	$1,816.3	$1,770.9
_____________________

1.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBA(s) (see Note 5) and net deferred income tax assets.

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Aero/HS products	$172.5	$163.9	$509.1	$508.6
GE products	103.6	102.7	323.1	318.7
Automotive Extrusions	44.0	33.8	129.5	95.6
Other products	18.8	19.5	56.4	63.3
Total net sales	$338.9	$319.9	$1,018.1	$986.2
12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$12.2	$14.4
Income taxes paid	$2.7	$1.8

	September 30,
	2014	2013
Supplemental disclosure of non-cash transactions:
Stock repurchases not yet settled (accrued in accounts payable)	$0.2	$—
Non-cash capital expenditures	$1.8	$3.5
Capital leases acquired	$—	$0.2

13. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$0.3	$0.1	$0.8	$0.2
Unrealized gains on financial derivatives[1]	2.2	1.6	3.6	1.1
Realized gains on investments	—	0.3	0.4	1.1
Distribution from third-party trust[2]	—	0.6	—	0.6
All other, net	(0.3)	0.3	1.1	0.1
Other non-operating income, net	$2.2	$2.9	$5.9	$3.1
______________________

[1]	See “Hedges Relating to the Convertible Notes” in Note 8 for discussion of such instruments.

[2]	See Note 10 for discussion of the distribution.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended September 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial gain[1]	$(0.5)	$0.2	$(0.3)
Amortization of prior service cost[1]	2.6	(1.0)	1.6
Other comprehensive income relating to VEBAs	2.1	(0.8)	1.3
Unrealized gains on available for sale securities	(0.2)	0.1	(0.1)
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$2.0	$(0.7)	$1.3

Quarter Ended September 30, 2013
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.2)	$0.1
Amortization of prior service cost[1]	1.0	(0.4)	0.6
Other comprehensive income relating to VEBAs	1.3	(0.6)	0.7
Available for sale securities:
Unrealized gains on available for sale securities	0.4	(0.1)	0.3
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.2)	0.1	(0.1)
Other comprehensive income relating to available for sale securities	0.2	—	0.2
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$1.2	$(0.6)	$0.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Nine Months Ended September 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial gain[1]	$(1.4)	$0.5	$(0.9)
Amortization of prior service cost[1]	8.0	(3.0)	5.0
Other comprehensive income relating to VEBAs	6.6	(2.5)	4.1
Available for sale securities:
Unrealized gains on available for sale securities	0.1	—	0.1
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.2)	0.1	(0.1)
Other comprehensive income relating to available for sale securities	(0.1)	0.1	—
Foreign currency translation adjustment	0.2	—	0.2
Other comprehensive income	$6.7	$(2.4)	$4.3

Nine Months Ended September 30, 2013
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$1.0	$(0.4)	$0.6
Amortization of prior service cost[1]	3.1	(1.2)	1.9
Other comprehensive income relating to VEBAs	4.1	(1.6)	2.5
Available for sale securities:
Unrealized gains on available for sale securities	0.9	(0.3)	0.6
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.8)	0.3	(0.5)
Other comprehensive income relating to available for sale securities	0.1	—	0.1
Foreign currency translation adjustment	0.5	—	0.5
Other comprehensive income	$4.7	$(1.6)	$3.1
________________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Net periodic pension benefit income relating to VEBAs.

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
The following condensed consolidating financial information as of September 30, 2014 and December 31, 2013, and for the quarters and nine months ended September 30, 2014 and September 30, 2013 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, “Non-Guarantor Subsidiaries” refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and “Consolidating Adjustments” represent the adjustments necessary to eliminate the investments in the Company’s subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$208.6	$3.7	$—	$212.3
Short-term investments	—	100.1	—	—	100.1
Receivables:
Trade, less allowance for doubtful receivables	—	128.0	4.4	—	132.4
Intercompany receivables	—	34.0	1.0	(35.0)	—
Other	—	5.1	5.3	—	10.4
Inventories	—	205.5	6.6	(0.8)	211.3
Prepaid expenses and other current assets	100.1	55.9	0.4	—	156.4
Total current assets	100.1	737.2	21.4	(35.8)	822.9
Investments in and advances to subsidiaries	1,531.5	29.6	—	(1,561.1)	—
Property, plant, and equipment — net	—	426.9	16.0	—	442.9
Long-term intercompany receivables	—	—	16.5	(16.5)	—
Net assets of VEBAs	—	430.3	—	—	430.3
Deferred tax assets — net	—	17.8	—	8.9	26.7
Intangible assets — net	—	32.5	—	—	32.5
Goodwill	—	37.2	—	—	37.2
Other assets	4.6	19.1	0.1	—	23.8
Total	$1,636.2	$1,730.6	$54.0	$(1,604.5)	$1,816.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.7	$80.8	$7.8	$—	$89.3
Intercompany payable	30.2	11.5	3.1	(44.8)	—
Accrued salaries, wages, and related expenses	—	33.7	3.5	—	37.2
Other accrued liabilities	109.4	22.1	0.2	—	131.7
Current portion of long-term debt	170.2	—	—	—	170.2
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	310.5	148.2	14.6	(44.8)	428.5
Deferred tax liability	—	—	1.2	—	1.2
Long-term intercompany payable	—	16.5	—	(16.5)	—
Long-term liabilities	—	50.7	10.2	—	60.9
Long-term debt	225.0	—	—	—	225.0
Total liabilities	535.5	215.4	26.0	(61.3)	715.6

Total stockholders’ equity	1,100.7	1,515.2	28.0	(1,543.2)	1,100.7
Total	$1,636.2	$1,730.6	$54.0	$(1,604.5)	$1,816.3

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$330.3	$33.6	$(25.0)	$338.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	274.7	29.8	(24.1)	280.4
Unrealized gains on derivative instruments	—	3.6	—	—	3.6
Depreciation and amortization	—	7.7	0.3	—	8.0
Selling, administrative, research and development, and general
Selling, administrative, research and development, and general	0.9	17.2	1.7	(0.8)	19.0
Net periodic pension benefit income relating to VEBAs	—	(6.0)	—	—	(6.0)
Total selling, administrative, research and development, and general	0.9	11.2	1.7	(0.8)	13.0
Other operating charges, net	—	1.3	—	—	1.3
Total costs and expenses	0.9	298.5	31.8	(24.9)	306.3
Operating (loss) income	(0.9)	31.8	1.8	(0.1)	32.6
Other (expense) income:
Interest expense	(9.4)	(0.5)	—	0.2	(9.7)
Other income (expense), net	2.2	0.3	(0.1)	(0.2)	2.2
(Loss) income before income taxes	(8.1)	31.6	1.7	(0.1)	25.1
Income tax (provision) benefit	—	(11.9)	(0.1)	2.8	(9.2)
Earnings in equity of subsidiaries	24.0	1.6	—	(25.6)	—
Net income	$15.9	$21.3	$1.6	$(22.9)	$15.9

Comprehensive income	$17.2	$22.5	$1.7	$(24.2)	$17.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Nine Months Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$993.1	$100.7	$(75.7)	$1,018.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	824.4	87.9	(73.5)	838.8
Depreciation and amortization	—	22.3	0.8	—	23.1
Selling, administrative, research and development, and general
Selling, administrative, research and development, and general	3.1	52.3	7.9	(2.0)	61.3
Net periodic pension benefit income relating to VEBAs	—	(17.7)	—	—	(17.7)
Total selling, administrative, research and development, and general	3.1	34.6	7.9	(2.0)	43.6
Other operating charges, net	—	1.5	—	—	1.5
Total costs and expenses	3.1	882.8	96.6	(75.5)	907.0
Operating (loss) income	(3.1)	110.3	4.1	(0.2)	111.1
Other (expense) income:
Interest expense	(28.0)	(0.1)	—	0.4	(27.7)
Other income, net	3.6	2.3	0.4	(0.4)	5.9
(Loss) income before income taxes	(27.5)	112.5	4.5	(0.2)	89.3
Income tax (provision) benefit	—	(42.3)	(0.9)	10.1	(33.1)
Earnings in equity of subsidiaries	83.7	3.4	—	(87.1)	—
Net income	$56.2	$73.6	$3.6	$(77.2)	$56.2

Comprehensive income	$60.5	$77.7	$3.8	$(81.5)	$60.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$315.1	$29.1	$(24.3)	$319.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	255.8	26.8	(23.1)	259.5
Unrealized losses on derivative instruments	—	(1.5)	—	—	(1.5)
Depreciation and amortization	—	6.6	0.3	—	6.9
Selling, administrative, research and development, and general
Selling, administrative, research and development, and general	1.3	16.9	2.0	(1.2)	19.0
Net periodic pension benefit income relating to VEBAs	—	(5.6)	—	—	(5.6)
Total selling, administrative, research and development, and general	1.3	11.3	2.0	(1.2)	13.4
Total costs and expenses	1.3	272.2	29.1	(24.3)	278.3
Operating (loss) income	(1.3)	42.9	—	—	41.6
Other (expense) income:
Interest (expense) income	(9.2)	0.3	—	0.1	(8.8)
Other income, net	2.2	0.5	0.4	(0.2)	2.9
(Loss) income before income taxes	(8.3)	43.7	0.4	(0.1)	35.7
Income tax (provision) benefit	—	(18.0)	4.4	3.3	(10.3)
Earnings in equity of subsidiaries	33.7	4.8	—	(38.5)	—
Net income	$25.4	$30.5	$4.8	$(35.3)	$25.4

Comprehensive income	$26.0	$31.4	$4.5	$(35.9)	$26.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$971.6	$89.1	$(74.5)	$986.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	774.4	80.1	(69.9)	784.6
Unrealized losses on derivative instruments	—	3.4	—	—	3.4
Depreciation and amortization	—	20.1	0.8	—	20.9
Selling, administrative, research and development, and general
Selling, administrative, research and development, and general	2.8	57.5	6.5	(4.3)	62.5
Net periodic pension benefit income relating to VEBAs	—	(16.9)	—	—	(16.9)
Total selling, administrative, research and development, and general	2.8	40.6	6.5	(4.3)	45.6
Total costs and expenses	2.8	838.5	87.4	(74.2)	854.5
Operating (loss) income	(2.8)	133.1	1.7	(0.3)	131.7
Other (expense) income:
Interest expense	(27.3)	—	—	0.2	(27.1)
Other income, net	1.7	1.4	0.3	(0.3)	3.1
(Loss) income before income taxes	(28.4)	134.5	2.0	(0.4)	107.7
Income tax (provision) benefit	—	(52.1)	10.9	11.0	(30.2)
Earnings in equity of subsidiaries	105.9	12.5	—	(118.4)	—
Net income	$77.5	$94.9	$12.9	$(107.8)	$77.5

Comprehensive income	$80.6	$97.5	$13.4	$(110.9)	$80.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$13.9	$82.7	$7.1	$—	$103.7
Cash flows from investing activities:
Capital expenditures	—	(38.1)	(1.5)	—	(39.6)
Purchase of available for sale securities	—	(53.4)	—	—	(53.4)
Proceeds from disposition of available for sale securities	—	82.2	—	—	82.2
Change in restricted cash	—	(0.7)	—	—	(0.7)
Net cash used in investing activities	—	(10.0)	(1.5)	—	(11.5)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(28.7)	—	—	—	(28.7)
Cash dividend paid to stockholders	(19.1)	—	—	—	(19.1)
Intercompany loan	31.3	(22.6)	(8.7)	—	—
Net cash used in financing activities	(18.9)	(21.8)	(8.7)	—	(49.4)
Net (decrease) increase in cash and cash equivalents during the period	(5.0)	50.9	(3.1)	—	42.8
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$—	$208.6	$3.7	$—	$212.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15.6)	$102.8	$3.4	$—	$90.6
Cash flows from investing activities:
Capital expenditures	—	(44.8)	(2.2)	—	(47.0)
Purchase of available for sale securities	—	(201.8)	—	—	(201.8)
Proceeds from disposition of available for sale securities	—	170.7	—	—	170.7
Change in restricted cash	—	0.7	—	—	0.7
Net cash used in investing activities	—	(75.2)	(2.2)	—	(77.4)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.0	—	—	1.0
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(43.9)	—	—	—	(43.9)
Cash dividend paid to stockholders	(17.3)	—	—	—	(17.3)
Cash dividend returned to the Company	0.6	—	—	—	0.6
Intercompany loan	78.6	(77.5)	(1.1)	—	—
Net cash provided by (used in) financing activities	15.6	(76.5)	(1.1)	—	(62.0)
Net (decrease) increase in cash and cash equivalents during the period	—	(48.9)	0.1	—	(48.8)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$217.1	$2.5	$—	$224.6
16. Subsequent Events
     Dividend Declaration. On October 14, 2014, the Company announced that its Board of Directors declared a cash dividend of $0.35 per common share or approximately $6.3 (including dividend equivalents), which will be paid on or about November 14, 2014 to stockholders of record at the close of business on October 24, 2014.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Based on the Company’s closing stock price for its common stock on the ex-dividend date for the quarterly dividend announced on October 14, 2014, (a) the Convertible Notes’ conversion rate will be 20.9185 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $47.80 per share, (b) the Call Options’ exercise price will be approximately $47.80 per share, and (c) the Warrants’ exercise price will each be $60.70 per share.

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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended September 30, 2014;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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

Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products (which we refer to as Aero/HS products); extrusions for automotive applications (which we refer to as Automotive Extrusions); general engineering products (which we refer to as GE products); and other industrial products (which we refer to as Other products).
At September 30, 2014, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we recorded net sales of approximately $1,018.1 million on shipments of approximately 447.8 million pounds of semi-fabricated aluminum products during the nine months ended September 30, 2014.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We purchase primary and scrap aluminum from third party suppliers to manufacture our products, and the price for the aluminum we purchase is typically based on the Average Midwest Transaction Price (“Midwest Price”). The Midwest Price represents the London Metal Exchange price (“LME”) plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. We manage the risk of fluctuations in the price of aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much a several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) plus Midwest premium transaction price per pound of primary aluminum for the quarters ended September 30, 2014 and September 30, 2013 was $0.90 + $0.21 and $0.81 + $0.11, respectively. The LME plus Midwest premium transaction price per pound of primary aluminum for the nine months ended September 30, 2014 and September 30, 2013 was $0.83 + $0.20 and $0.85 + $0.11, respectively. At October 21, 2014, the LME plus Midwest premium transaction price per pound was $0.89 + $0.23.
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
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes, larger payloads and focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We believe the strength of overall plate demand is demonstrated by the existing nine-year backlog for the two primary manufacturers of commercial aircraft.
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
We expect the 2014 North American automotive sector build rates to increase approximately 5.1% over 2013 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2013, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 2.7% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment.
Highlights of the quarter ended September 30, 2014 include:

•	Fabricated Products segment shipments of 144.3 million pounds, a 2% increase from the third quarter of 2013, reflecting second highest quarterly heat treat plate and automotive extrusion shipments

•	Consolidated net income of $15.9 million and earnings per diluted share of $0.85;

•
Two unanticipated, temporary events in our heat treat plate and sheet operations which adversely impacted earnings approximately $5.2 million due to foregone plate and sheet sales and higher costs associated with internal scrap and rework;

•
Combined cash and cash equivalents, short-term investments, and net borrowing availability under our revolving credit facility of approximately $575.7 million, with no borrowings under the revolving credit facility, as of September 30, 2014;

•	Declaration and payment of a regular dividend of $0.35 per common share, or $6.3 million; and

•	Repurchase of 63,808 shares of our common stock at the weighted average price per share of $76.27.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $338.9 million and $319.9 million for the quarters ended September 30, 2014 and September 30, 2013, respectively. This increase in Net sales was primarily due to a 15% increase in the hedged cost of alloyed metal prices. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
Net sales for the nine months ended September 30, 2014 totaled $1,018.1 million, reflecting a slight increase compared to $986.2 million for the nine months ended September 30, 2013, as a 5% increase in Fabricated Products segment shipment volume was partially offset by a 2% decrease in average realized sales price per pound. The increase in Fabricated Products segment shipment volume was due primarily to a 25% increase in Automotive Extrusions shipment volume and a 6% increase in Aero/HS Products shipment volume. The 2% decline in the average realized sales price per pound in the nine months ended September 30, 2014 was comprised of a 4% decline in average realized value added revenue per pound, partially offset by a 2% increase in average hedged cost of alloyed metal prices per pound. The decline in average value added revenue per pound reflected (i) a 9% decrease in value added revenue per pound for Aero/HS Products due to lower pricing for most products, as well as revenue recognized in the nine months ended September 30, 2013 due to a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract, offset by (ii) higher value added revenue per pound for Automotive Extrusions due to a richer mix of higher valued products. See the table in “Segment and Business Unit Information” below for further details.

Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items in the quarter ended September 30, 2014 totaled $280.4 million, or 83% of Net sales, compared to $259.5 million, or 81% of Net sales, in the quarter ended September 30, 2013. The increase was primarily due to a $21.0 million increase related to the higher hedged cost of alloyed metal prices discussed above in Net sales. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended September 30, 2014 and September 30, 2013.
Cost of products sold, excluding depreciation and amortization and other items in the nine months ended September 30, 2014 totaled $838.8 million, or 82% of Net sales, compared to $784.6 million, or 80% of Net sales, in the nine months ended September 30, 2013. The increase in Cost of products sold excluding depreciation and amortization and other items for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to (i) a $29.7 million increase related to the higher hedged cost of alloyed metal prices discussed above in Net sales, (ii) a $27.4 million increase due to sales impact, (iii) $3.4 million of higher major maintenance related to the ramp up of major 2013 capital improvement projects, and (iv) $3.0 million of higher energy cost primarily related to the severe 2014 winter season. These increases were partially offset by a reduction in manufacturing conversion and other costs of approximately $9.4 million.
Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense remained consistent at $19.0 million for each quarter ended September 30, 2014 and September 30, 2013.
Selling, administrative, research and development, and general expense for the nine months ended September 30, 2014 totaled $61.3 million compared to $62.5 million in the nine months ended September 30, 2013. The decrease was due primarily to a $2.1 million decrease in employee incentive compensation primarily as a result of changes to the Company’s short-term incentive plan and vesting provision upon retirement with respect to certain non-vested common shares and market-based shares in the first quarter of 2014, partially offset by a $1.0 million increase in research and development costs.
Net Periodic Pension Benefit Income Relating to VEBAs. Net periodic pension benefit income relating to two voluntary employee’s beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (“VEBAs”) totaled $6.0 million and $5.6 million for the quarters ended September 30, 2014 and September 30, 2013, respectively. Net periodic pension benefit income relating to VEBAs totaled $17.7 million and $16.9 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily due to an increase in expected return on plan assets.
Interest Expense. Interest expense of $9.7 million and $27.7 million in the quarter and nine months ended September 30, 2014, respectively, was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”) and our 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) issued on May 23, 2012, net of $0.3 million and $2.2 million of interest expense capitalized as part of Construction in progress, respectively, for the two periods. Non-cash amortization of the discount on the Convertible Notes accounted for $2.3 million and $6.7 million of the total interest expense in the quarter and nine months ended September 30, 2014, respectively.
Interest expense of $8.8 million and $27.1 million in the quarter and nine months ended September 30, 2013, respectively, was primarily related to interest expense incurred on the Convertible Notes and Senior Notes, net of $1.0 million and $2.1 million of interest expense capitalized as part of Construction in progress, respectively, for the two periods. Non-cash amortization of the discount on the Convertible Notes accounted for $2.0 million and $6.0 million of the total interest expense in the quarter and nine months ended September 30, 2013, respectively.
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

Deferred Tax Assets
The Company’s non-current net deferred tax assets were $26.7 million and $69.1 million at September 30, 2014 and December 31, 2013, respectively. The reduction in the non-current net deferred tax assets was primarily related to the utilization of the Company’s net operating losses. In addition, $161.5 million and $152.4 million related to a deferred tax liability for the Company’s VEBA postretirement medical obligations at September 30, 2014 and December 31, 2013, respectively, were included in the Company’s non-current net deferred tax assets.
See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2013 for additional information regarding our deferred tax assets.
Segment and Business Unit Information
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. We categorize our products by these end market applications as follows: Aero/HS products, Automotive Extrusions, GE products and Other products. We also have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shipments (mm lbs)	144.3	141.1	447.8	426.5
Composition of average realized third-party sales price (per pound):
Average realized third-party sales price[1]	$2.35	$2.27	$2.27	$2.31
Less: hedged cost of alloyed metal price	(1.10)	(0.98)	(1.03)	(1.01)
Average realized third-party value added revenue	$1.25	$1.29	$1.24	$1.30

Composition of net sales:
Net sales	$338.9	$319.9	$1,018.1	$986.2
Less: hedged cost of alloyed metal	(159.1)	(138.0)	(463.1)	(433.4)
Third-party value added revenue	$179.8	$181.9	$555.0	$552.8

Segment operating income	$35.6	$44.8	$121.2	$145.0
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	(1.4)	1.4	(5.5)	6.8
Mark-to-market gains (losses) on derivative instruments	(3.5)	1.5	—	(3.4)
Workers’ compensation benefit due to discounting	(0.1)	—	0.2	0.8
Impairment loss	(1.3)	—	(1.5)	—
Environmental expenses	(0.5)	(0.2)	(0.8)	(0.5)
Total non-run-rate items	(6.8)	2.7	(7.6)	3.7
Segment operating income excluding non-run-rate items	$42.4	$42.1	$128.8	$141.3
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

As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2014 was $0.3 million higher than operating income excluding such items for the quarter ended September 30, 2013. Higher operating income in the quarter ended September 30, 2014 reflected manufacturing conversion and other costs improvement of approximately $5.9 million, partially offset by an adverse sales impact of approximately $4.6 million and $1.0 million of higher depreciation expense.
Segment operating income excluding identified non-run-rate items for the nine months ended September 30, 2014 was $12.5 million lower than operating income excluding such items for the nine months ended September 30, 2013. Lower segment operating income in the nine months ended September 30, 2014 primarily reflected the impact of (i) the $4.5 million customer payment received in the 2013 period in lieu of the customer taking contractual minimum volumes, (ii) a less favorable sales impact of $4.4 million, (iii) $3.4 million of higher planned major maintenance expense, (iv) $3.0 million of higher energy costs and (v) $2.1 million of higher depreciation expense. Offsetting these negative impacts, manufacturing conversion and other costs improved by approximately $5.0 million.
During the quarter ended September 30, 2014, two unanticipated, temporary events at our Spokane (Trentwood), Washington facility caused our shipments and manufacturing cost improvements to fall short of our expectation. A manufacturing process refinement to enhance quality attributes and customer performance of our heat treat plate products temporarily resulted in a higher than normal internal scrap rate, requiring us to remake some plate products and lowering our anticipated plate shipments during the quarter. Additionally, unplanned downtime in our sheet processing operations impeded production, resulting in lower than expected shipments of sheet products. The impact to operating income in the quarter ended September 30, 2014 from foregone plate and sheet sales and the higher costs associated with scrap and rework was approximately $5.2 million.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Aero/HS Products:
Shipments (mmlbs)	58.9		55.3		176.1		166.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$172.5	$2.93	$163.9	$2.96	$509.1	$2.89	$508.6	$3.05
Less: hedged cost of alloyed metal	(65.9)	(1.12)	(55.0)	(0.99)	(185.9)	(1.05)	(171.7)	(1.03)
Value added revenue	$106.6	$1.81	$108.9	$1.97	$323.2	$1.84	$336.9	$2.02

GE Products:
Shipments (mmlbs)	54.2		56.6		175.1		171.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$103.6	$1.91	$102.7	$1.81	$323.1	$1.85	$318.7	$1.86
Less: hedged cost of alloyed metal	(60.4)	(1.11)	(55.8)	(0.98)	(182.2)	(1.05)	(175.8)	(1.03)
Value added revenue	$43.2	$0.80	$46.9	$0.83	$140.9	$0.80	$142.9	$0.83

Automotive Extrusions:
Shipments (mmlbs)	19.6		16.1		59.3		47.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$44.0	$2.24	$33.8	$2.10	$129.5	$2.18	$95.6	$2.02
Less: hedged cost of alloyed metal	(21.4)	(1.09)	(15.6)	(0.97)	(60.7)	(1.02)	(47.5)	(1.00)
Value added revenue	$22.6	$1.15	$18.2	$1.13	$68.8	$1.16	$48.1	$1.02

Other Products:
Shipments (mmlbs)	11.6		13.1		37.3		40.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$18.8	$1.62	$19.5	$1.49	$56.4	$1.51	$63.3	$1.55
Less: hedged cost of alloyed metal	(11.4)	(0.98)	(11.6)	(0.88)	(34.3)	(0.92)	(38.4)	(0.94)
Value added revenue	$7.4	$0.64	$7.9	$0.61	$22.1	$0.59	$24.9	$0.61

Total:
Shipments (mmlbs)	144.3		141.1		447.8		426.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$338.9	$2.35	$319.9	$2.27	$1,018.1	$2.27	$986.2	$2.31
Less: hedged cost of alloyed metal	(159.1)	(1.10)	(138.0)	(0.98)	(463.1)	(1.03)	(433.4)	(1.01)
Value added revenue	$179.8	$1.25	$181.9	$1.29	$555.0	$1.24	$552.8	$1.30

For the quarter ended September 30, 2014, Net sales of fabricated products increased by 6% to $338.9 million, as compared to the quarter ended September 30, 2013, due primarily to an increase in the hedged cost of alloyed metal, as discussed in further detail above in “Consolidated Results of Operations.”
For the nine months ended September 30, 2014, Net sales of fabricated products increased by 3% to $1,018.1 million, as compared to the nine months ended September 30, 2013, due primarily to an increase in shipment volume and an increase in the hedged cost of alloyed metal prices, partially offset by a decrease in average value added revenue per pound. See "Consolidated Results of Operations" above for further discussion.
Outlook
We anticipate improving demand for our aerospace and automotive extrusions applications to be an offset to normal fourth quarter seasonal demand weakness. As in prior years, we have significant planned major maintenance in the fourth quarter which this year includes an extended planned outage at our Newark, Ohio facility that is expected to be completed during the quarter. Overall, we anticipate that value added revenue and EBITDA in the fourth quarter will be similar to the third quarter of 2014.
As a consequence of third quarter earnings falling below our expectation, we now anticipate that full year EBITDA will fall slightly below 2012 and 2013 levels.
For 2015 and beyond, we remain positive because we are positioned to continue improving our manufacturing cost performance as our Phase 5 heat treat plate expansion and new casting complex continue to ramp up to full production, the aerospace supply chain inventory overhang is slowly abating, our aluminum extrusion content for automotive applications is positioned for further growth, and general industrial demand is demonstrating steady improvement. Our long-term prospects are excellent as we continue to realize the full benefits from strong secular demand fundamentals for our aerospace and automotive extrusion applications and continued improvement in our manufacturing performance driven by the capital investments we have made to support growth and enhance efficiency.
All Other
Operating expenses within the All Other business unit represent general and administrative expenses that are not allocated to our Fabricated Products segment. The table below presents non-run-rate items within All Other, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expense	$(3.0)	$(3.2)	$(10.1)	$(13.3)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	6.0	5.6	17.7	16.9
Environmental expense	0.5	(0.2)	0.5	(0.5)
Workers’ compensation benefit due to discounting	—	—	—	0.1
Operating non-run-rate items	6.5	5.4	18.2	16.5
Operating expense excluding non-run-rate items	$(9.5)	$(8.6)	$(28.3)	$(29.8)
Operating expenses of All Other excluding non-run-rate items for the quarter ended September 30, 2014 were $0.9 million higher than such expenses for the comparable period in 2013 due to insignificant increases related to audit, legal and other professional fees.
Operating expenses of All Other excluding non-run-rate items for the nine months ended September 30, 2014 were $1.5 million lower than such expenses for the comparable period in 2013 due primarily to a decrease in short-term employee incentive compensation expense and workers’ compensation reserve estimates, partially offset by an increase in corporate overhead costs.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	September 30, 2014	December 31, 2013
Available cash and cash equivalents	$212.3	$169.5
Short-term investments	100.1	129.5
	$312.4	$299.0
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	263.3	253.1
Total liquidity	$575.7	$552.1
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
Available cash and cash equivalents and short term investments were $312.4 million at September 30, 2014, compared to $299.0 million at December 31, 2013. The increase was primarily driven by cash inflow from operating activities and proceeds from the disposition of available for sale securities. These increases were partially offset by i) cash outflows from certain investing and financing activities consisting of capital expenditures, purchases of available for sale securities, repurchases of common stock and the payment of quarterly dividends, and ii) the payments during the first quarter of 2014 to the VEBAs of $16.0 million of annual variable cash contributions with respect to 2013.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash totaling $10.3 million at September 30, 2014 that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of September 30, 2014, or as of December 31, 2013.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Total cash provided by (used in):
Operating activities:
Fabricated Products	$159.5	$150.3
All Other	(55.8)	(59.7)
Total cash flow provided by operating activities	$103.7	$90.6
Investing activities:
Fabricated Products	$(38.8)	$(46.4)
All Other	27.3	(31.0)
Total cash flow used in investing activities	$(11.5)	$(77.4)
Financing activities:
Fabricated Products	$—	$—
All Other	(49.4)	(62.0)
Total cash flow used in financing activities	$(49.4)	$(62.0)
Operating Activities
     Fabricated Products — For the nine months ended September 30, 2014, Fabricated Products segment operating activities provided $159.5 million of cash. Cash provided in the nine months ended September 30, 2014 was primarily related to (i) $121.2 million of operating income, (ii) adjustments for non-cash items and depreciation and amortization of $27.7 million, (iii) a decrease in inventory of $3.1 million due primarily to a lower inventory level following Trentwood’s capital improvement project and increased shipment volume, and (iv) an increase in accounts payable of $29.5 million due to an increase in general business activities and the timing of payments. Cash provided in the nine months ended September 30, 2014 was partially offset by (i) an increase in accounts receivable of $11.1 million, (ii) an increase in prepaid assets of $1.1 million and (iii) a $6.3 million decrease in other accrued liabilities due primarily to a decrease in accrued salaries and wages.
Fabricated Products segment operating activities provided $150.3 million of cash during the nine months ended September 30, 2013. Cash provided in the nine months ended September 30, 2013 was primarily related to (i) $158.3 million of net income including adjustments of non-cash items, (ii) an increase in accounts payable and other accrued liabilities of $9.8 million due to an increase in general business activities including inventory purchases, partially offset by an increase in accounts receivable of $14.8 million due primarily to the recognition of a $10.7 million receivable relating to tax refund from the Canadian Revenue Agency, and (iii) an increase in inventory of $2.2 million primarily as a result of production requirements and planned equipment outages at certain production facilities.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see “Results of Operations — Segment and Business Unit Information” above.
     All Other — Cash used in operating activities of $55.8 million during the nine months ended September 30, 2014 consisted primarily of payments relating to (i) general and administrative costs of $22.7 million, (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to the 2013 year, (iii) our short-term incentive program in the amount of $4.3 million, and (iv) interest on the Convertible Notes, Senior Notes, and Revolving Credit Facility of $12.2 million.
Cash used in operating activities of $59.7 million during the nine months ended September 30, 2013 consisted primarily of payments relating to (i) general and administrative costs of $20.4 million, (ii) an annual variable VEBA contribution of $20.0 million with respect to the 2012 year, and (iii) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $14.4 million.
Investing Activities
Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2014 was $38.8 million, compared to $46.4 million of cash used during the nine months ended September 30,

2013. Cash used during the nine months ended September 30, 2014 and September 30, 2013 was primarily related to capital expenditures.
All Other — Cash provided by investing activities for All Other during the nine months ended September 30, 2014 was $27.3 million which primarily consisted of $28.8 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.8 million of capital expenditures. Cash used in investing activities for All Other during the nine months ended September 30, 2013 was $31.0 million which represents $31.1 million net cash outflow relating to purchases and settlements of short-term investments and $0.6 million relating to capital expenditures, partially offset by $0.7 million of cash return to us from the State of Washington relating to workers compensation deposits.
Financing Activities
All Other — Cash used in financing activities during the nine months ended September 30, 2014 was $49.4 million, representing (i) $28.7 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $19.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $0.8 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
The table below summarizes recent availability and usage of the Revolving Credit Facility (in millions of dollars except for borrowing rate):

	October 21, 2014	September 30, 2014
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	277.6	271.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)	(7.7)
Net remaining borrowing availability	$269.9	$263.3
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
We have mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. Pursuant to one of the early conversion provisions related to the Convertible Notes, if our closing stock price exceeds 130% of the conversion price for 20 trading days during the final 30 consecutive trading days of a quarter, holders may convert the Convertible Notes during the following quarter. An immaterial amount of Convertible Notes was presented for conversion during the second and third quarters of 2014 pursuant to this early conversion provision, and holders are also able to present Convertible Notes for early conversion during the fourth quarter of 2014. We expect to have sufficient liquidity to repay the principal amount of the Convertible Notes and any accrued interest payable at maturity on April 1, 2015 or upon conversion. Additionally, we expect to exercise the cash-settled Call Options relating to shares of our common stock that we acquired in connection with the issuance of the Convertible Notes to cover the amount of cash payable upon conversion of the Convertible Notes in excess of the principal amount thereof and interest payable thereon. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2013 for further details on the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including organic growth initiatives and value-creating acquisitions. Total capital expenditures were $39.6 million and $47.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
Capital spending during the nine months ended September 30, 2014 included spending on major projects at our Spokane (Trentwood), Washington facility, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. Other projects include capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security. In total, we anticipate capital spending in 2014 will be in the $50.0 million to $60.0 million range. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or as to achievement of the operational benefits expected therefrom.
Dividends
During the nine months ended September 30, 2014 and September 30, 2013, we paid a total of $19.1 million and $17.3 million, or $1.05 and $0.90 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to approximately one-half of the performance shares.
On October 14, 2014, we announced that our Board of Directors declared a cash dividend of $0.35 per share on our common stock to be paid on November 14, 2014 to stockholders of record at the close of business on October 24, 2014.
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
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the nine months ended September 30, 2014, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we anticipate that in the first quarter of 2015 we will make a variable contribution of up to a maximum of $20.0 million with respect to 2014, subject to our 2014 final results, including, among other things, cash payments associated with our capital expenditures.
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
Total fabricated products shipments during the nine months ended September 30, 2014 that contained firm-price terms were (in millions of pounds) 109.3. At September 30, 2014, we had customer sales contracts for the delivery of fabricated aluminum products pursuant to firm-price arrangements for the remainder of 2014 and 2015, totaling approximately (in millions of pounds) 41.1 and 18.3, respectively.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $4.5 million and $6.4 million on September 30, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
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
As of September 30, 2014, we had Henry Hub NYMEX-based hedge positions in place to cover our exposure to fluctuations in natural gas prices for approximately 82%, 81% and 47% of the expected natural gas purchases for the remainder of 2014, 2015 and 2016, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in unrealized mark-to-market losses of $6.0 million and $6.5 million on September 30, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
As of September 30, 2014, we had Mid-C International Commodity Exchange-based hedge positions in place to cover our exposure to fluctuations in electricity prices for approximately 46% and 45% of the expected electricity purchases for the remainder of 2014 and 2015, respectively. We estimate that a $5.00 per MWH decrease in electricity prices would have resulted in unrealized mark-to-market losses of $1.2 million and $1.9 million on September 30, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods however, and therefore the amounts discussed above may not be indicative of future results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2014:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2014 - July 31, 2014	—	$—	30,500	$73.60	$91.4
August 1, 2014 - August 31, 2014	690	79.63	16,056	78.82	$90.1
September 1, 2014 - September 30, 2014	—	—	17,252	78.62	$88.7
Total	690	$79.63	63,808	$76.27	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended September 30, 2014, we withheld 690 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Share repurchases are pursuant to a stock repurchase program authorized by our Board of Directors. As of September 30, 2014, $88.7 million remained available for share repurchases under this program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

*10.1	Letter agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 11, 2014, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 24, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

*10.1	Letter agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 11, 2014, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.