Form 10-K
period 2014-12-31
KAISER ALUMINUM CORP
filed 2015-02-20
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was approximately $1.3 billion.
As of February 16, 2015, there were 17,464,752 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end markets we serve; developments in technology; new or modified statutory or regulatory requirements; changing prices and market conditions; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and we undertake no obligation to update any information contained in this Report or to publicly release any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Report except as required by law.
Item 1. Business
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other information with the Securities and Exchange Commission (“SEC”). You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC, as well as news releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website at http://www.kaiseraluminum.com. Information on our website is not incorporated into this Report.
Business Overview
Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. At December 31, 2014, we operated 11 focused production facilities in the United States and one in Canada.
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, our Fabricated Products business is treated as a single operating segment. In addition to the Fabricated Products segment, we have one business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. All Other is not considered a reportable segment (see “Business Operations” below).
Through our 12 focused production facilities in North America, we manufacture rolled, extruded and drawn aluminum products to strategically serve four end market applications: aerospace and high strength products ("Aero/HS products"), extrusions for automotive applications ("Automotive Extrusions"), general engineering products ("GE products") and other industrial products ("Other products"). See “Business Operations — Fabricated Products Segment” below for additional information. In 2014, we produced and shipped approximately 588.8 million pounds of semi-fabricated aluminum products from these facilities, which comprised all of our consolidated net sales of approximately $1.4 billion.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
In recent years, we have pursued significant capital spending initiatives to expand manufacturing capabilities, increase capacity and improve product capabilities, product quality and efficiency. The most significant of these initiatives is a series of investments to more than double our capacity and expand our manufacturing capability to produce thick heat treat plate at our Spokane, Washington ("Trentwood") facility in order to capitalize on significant demand growth for aerospace applications.
Business Operations
Fabricated Products Segment
Overview
Our Fabricated Products segment produces rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment applications. As indicated above, the Fabricated Products segment focuses on products that strategically serve four end market applications, more particularly Aero/HS products, Automotive Extrusions, GE products and Other products. During 2014, 2013 and 2012, our North American manufacturing facilities produced and shipped approximately 588.8 million, 563.7 million and 585.9 million pounds of fabricated aluminum products, respectively, which accounted for all of our total net sales.
For information regarding net sales, operating income and total assets of the Fabricated Products segment, see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report; such information is incorporated herein by reference.
Types of Products Produced
We have strategically chosen end market applications that allow us to utilize our core metallurgical and process technology capabilities to create value added products in markets that present opportunities for sales growth and premium pricing of differentiated products. The market for fabricated aluminum mill products is broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products used in a variety of end market applications. We participate in certain portions of the markets for flat-rolled and extruded/drawn products, focusing on highly engineered products for aerospace/high strength, automotive, general engineering and other end market applications.
The table below provides shipment and sales information (in millions of dollars except for shipment information and percentages) for our end market applications:

	Year Ended December 31,
	2014		2013		2012
Shipments (mm lbs):
Aero/HS products	236.9	40%	224.3	40%	223.9	38%
Automotive Extrusions	78.5	13%	64.1	11%	62.8	11%
GE products	223.4	38%	222.5	40%	232.7	40%
Other products	50.0	9%	52.8	9%	66.5	11%
	588.8	100%	563.7	100%	585.9	100%
Sales:
Aero/HS products	$686.3	51%	$677.0	52%	$695.1	51%
Automotive Extrusions	173.5	13%	129.5	10%	125.5	9%
GE products	419.5	31%	411.0	32%	441.4	33%
Other products	76.8	5%	80.0	6%	98.1	7%
	$1,356.1	100%	$1,297.5	100%	$1,360.1	100%

Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish rod and bar, seamless drawn tube, hard alloy extrusions and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand such properties as high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate, sheet, extruded shapes and tube for aerospace applications and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries’ consumption of fabricated aluminum products is driven by factors that include overall levels of airframe build rates, which are cyclical in nature, and defense spending, as well as the usage of competing materials such as titanium and composites. Demand has increased for thick plate with growth in monolithic construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames and skins.
Automotive Extrusions. Automotive products consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for structural components, bumper systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Automotive Extrusions tend to mirror automotive build rates in North America. Additional growth for Automotive Extrusions is driven by efforts from automotive manufacturers to reduce the weight of vehicles to improve fuel efficiency by converting applications from steel to aluminum.
GE Products. Most of our GE products are standard catalog items sold to large metal service centers. Our GE products consist primarily of 6000-series alloy rod, bar, tube, wire, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication for numerous transportation and other industrial end market applications where machining of plate, rod and bar is intensive. For example, our GE products are used in the enhancement and production of military vehicles, ordnances, semiconductor manufacturing cells, numerous electronic devices, after-market motor sport parts and tooling plates. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts for machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Other Products. Other products consist of extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. Demand for Other products tends to mirror broad economic patterns and industrial activity in North America.
Types of Manufacturing Processes Employed
We utilize the following manufacturing processes to produce our fabricated products:
Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths and various finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (0.25 inches or greater in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” sheet and plate for construction, beverage/food can and other applications. We have focused our efforts on “heat treat” products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market applications of heat treat flat-rolled sheet and plate are for Aero/HS and GE products.
Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened typically by stretching and cutting to length before being hardened in aging ovens. The largest end market applications for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market application for extrusions by a significant amount. However, we have strategically chosen to focus on extruded products for Aero/HS, Automotive Extrusions, GE and Other end market applications, utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
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
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2014 is shown below:

Location	Types of Products	Manufacturing Process
Chandler, Arizona (Extrusion)	Aero/HS	Extrusion
Chandler, Arizona (Tube)	Aero/HS	Extrusion/Drawing
Florence, Alabama	Aero/HS, GE, Other	Drawing
Jackson, Tennessee	Aero/HS, Auto, GE	Extrusion/Drawing
Kalamazoo, Michigan	Auto, GE	Extrusion
London, Ontario (Canada)	Auto	Extrusion
Los Angeles, California	GE, Other	Extrusion
Newark, Ohio	Aero/HS, GE	Extrusion/Rod Rolling
Richland, Washington	GE	Extrusion
Richmond, Virginia (Bellwood)	Auto, GE	Extrusion/Drawing
Sherman, Texas	Auto, GE, Other	Extrusion
Spokane, Washington (Trentwood)	Aero/HS, GE	Flat Rolling
As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our Fabricated Products segment across multiple manufacturing locations, product lines and end market applications to maximize the efficiency of product flow to customers. We centralize purchasing of our primary aluminum requirements in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.
Raw Materials
To make our fabricated products, we purchase primary aluminum ingot, sow and recycled and secondary scrap aluminum from third party suppliers in varying percentages depending on various market factors, including price and availability. The price for primary aluminum purchased for the Fabricated Products segment is typically based on the Average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum is typically purchased at a discount to ingot prices but can require additional processing. The average Midwest Price, comprised of the average London Metal Exchange (“LME”) plus average Midwest premium, per pound of primary aluminum for 2014, 2013 and 2012, were $0.85 + $0.20, $0.84 + $0.11 and $0.92 + $0.10, respectively. At February 16, 2015, the LME plus Midwest premium transaction price per pound was $0.82 + $0.24.
In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log, or other intermediate material for further production in lieu of purchasing such items from third-party suppliers. For example, our Newark, Ohio facility supplies billet and log to the Jackson, Tennessee facility and redraw rod to the Florence, Alabama facility.
Pricing, Metal Price Risk Management and Hedging
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

•
Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuations in underlying aluminum price is a significant factor influencing changes in competitive spot prices. This pricing mechanism typically allows us to pass metal price risk through to the customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of metal price swings for these higher value added products.

•
Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum, such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass metal price risk through to the customer.

•
Firm price. Some of our customers who commit to volumes and timing of delivery pay a firm price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 138.3, 119.8 and 178.8 during 2014, 2013 and 2012, respectively.

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
Sales, Marketing and Distribution
Industry sales margins for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, Europe and China and by independent sales agents in other regions of Asia, Latin America and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS products, Automotive Extrusions, GE products and Other products.
Aero/HS Products. Approximately 51% of our Aero/HS product shipments are sold to metal service centers with the remainder sold directly to end market application customers. Sales are made primarily under contracts (with terms spanning from one year to ten years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China. Primary demand drivers for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
GE Products. A substantial majority of our GE products are sold to large metal service centers in North America, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE and Aero/HS products. Competitive dynamics for GE products include product price, product-line breadth, product quality, delivery performance and customer service.
Other Products. Other products are primarily sold directly to industrial end users using a North American direct sales force. Demand for industrial products is linked to the overall strength of the U.S. industrial economy.
Customers
In 2014, our Fabricated Products segment had approximately 800 customers. Our two largest customers, Reliance Steel & Aluminum Co. (“Reliance”) and The Boeing Company ("Boeing"), accounted for approximately 22% and 10%, respectively, of our net sales in 2014. While the loss of Reliance or Boeing as customers would have a material adverse effect on us, we believe that our longstanding relationship with each is good and that the risk of losing either as a customer is remote. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information about our significant concentrations, which information is incorporated herein by reference.

Research and Development
We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. See Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information about our research and development costs, which information is incorporated herein by reference.
The combination of our research and development work and concurrent product and process development within our production operations has resulted in the creation and delivery of value added KaiserSelect® products.
All Other
All Other provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations. All Other is not considered a reportable segment.
Segment and Geographical Area Financial Information
The information set forth in Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report regarding our GAAP reporting segment and the geographical areas in which we operate is incorporated herein by reference.
Competition
The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality and geographic and other competitive advantages. We differentiate ourselves from our competitors by pursuing “Best in Class” customer satisfaction, which is driven by quality, availability, service and delivery performance and having a broad product offering, including the products in our Kaiser Select® product line.
Our primary competitors in the global heat treated flat-rolled products are Alcoa Inc., Constellium N.V. and Aleris Corporation. In the extrusion/drawn products, we compete with many regional participants, as well as larger companies with a national presence, such as Sapa AS and Alcoa. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.
For heat treat plate and sheet products, particularly for aerospace applications, new competition is limited by technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience. Further, use of plate and sheet in safety critical applications makes quality and product consistency critical factors. Suppliers must pass a rigorous qualification process to sell to airframe manufacturers. Additionally, significant investment in infrastructure and specialized equipment is required to supply heat treat plate and sheet.
We maintain a competitive advantage by using application engineering and advanced process engineering to distinguish our company and our rolled and extruded/drawn products. In combination, our application and process engineering and our expertise in metallurgy and manufacturing process control allow us to manufacture products that are differentiated from the majority of our competitors. In particular, our differentiated KaiserSelect® products are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower cost for our customers.
Employees
At December 31, 2014, we employed approximately 2,650 people, of which approximately 2,590 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.
The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2014. As indicated below, union affiliations are with the United Steel, Paper and

Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”).

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Mar 2015[1]
Florence, Alabama	USW	Mar 2017
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2016
London, Ontario (Canada)	USW Canada	Feb 2015[1]
Los Angeles, California	Teamsters	Apr 2015[1]
Newark, Ohio	USW	Sep 2015[2]
Richland, Washington	Non-union	—
Richmond Virginia, (Bellwood)	USW/IAM	Nov 2017/Nov 2017
Sherman, Texas	IAM	Dec 2016
Spokane, Washington (Trentwood)[3]	USW	Sep 2015[2]
_________________________

[1]
We are currently in the process of negotiating the labor agreement covering employees at our London, Ontario facility and will start negotiations at our Chandler, Arizona, and Los Angeles, California facilities within the next three months. We consider our relationship with our employees to be good and do not expect any significant issues to arise from the negotiations to extend the labor agreements expiring in 2015. See Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information about concentration of labor subject to collective bargaining agreements.

[2]
In January 2015, the Company and the USW entered into a new five-year labor agreement relating to employees at the Company's Newark, Ohio and Spokane, Washington (Trentwood) facilities, effective October 1, 2015 through September 30, 2020.

[3]
There are two labor agreements with the USW covering employees at the Spokane, Washington (Trentwood) facility. One agreement covers the majority of the employees at the facility as well as the Company's Newark, Ohio facility. The other agreement covers employees working at a leased site near the Trentwood rolling mill complex. At December 31, 2014, both agreements had an expiration date of September 30, 2015. In January 2015, both agreements were extended through September 30, 2020.

Environmental Matters
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations and to potential claims and litigation based upon such laws and regulations.
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken. See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data,” of this Report.
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

•	Kaiser Aluminum Alexco, LLC, a Delaware limited liability company, which holds the assets and liabilities associated with our Chandler, Arizona (Extrusion) facility;

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

•	Kaiser Aluminium Mill Products, Inc., a Delaware corporation, which engages in market development and commercialization and distribution of our products in the United Kingdom.

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company;

•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Europe; and

•	DCO Management, LLC, a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities.
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
The global economy continues to experience a period of uncertainty with wide-ranging effects, including:

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

•
volatility in commodity prices that can materially impact the results of our hedging strategies, create near-term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and potentially result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	our inability to achieve the level of growth, integration or other benefits anticipated from our strategic investments;

•	fluctuations in our costs, including the cost of energy, raw materials and freight, which we may not be able to pass entirely through to our customers;

•	substantial fluctuations in consumer spending that have at times reduced the demand for some applications that use our products;

•	destocking and restocking of inventory levels throughout the supply chain for certain of our products;

•
pressure to reduce defense spending, which reductions could affect demand for our products used in defense applications, as the U.S. and foreign governments are faced with competing national priorities;

•	the inability to predict with any certainty the success or failure of efforts to reduce government deficit spending or the scope, nature or effect of such efforts; and

•	rapidly falling oil prices, which could impact the demand of our products, especially in aerospace/high strength and automotive applications.
We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
We operate in a highly competitive industry.
The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price, service and delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do and may have other strategic advantages, including more efficient technologies or lower or more stable raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price either during periods when the currency exchange rates favor foreign competition or through a process of dumping those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and product pricing or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on a core group of significant customers.
In 2014, our largest fabricated products customers, Reliance and Boeing, accounted for approximately 22% and 10%, respectively, of our net sales in 2014 and our five largest customers in total accounted for approximately 47% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial position of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.
We import primary aluminum from and manufacture fabricated products used in, foreign countries. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, availability of financial capital, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

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
We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical. The aerospace industry is historically driven by the demand for new commercial aircraft. Demand for commercial aircraft is influenced by trends in airline passenger traffic and increasing global travel, normal replacement of older aircraft, replacement of fuel inefficient aircraft, airline industry profitability, the state of the U.S. and global economies, the effects of terrorism, the effects of concerns regarding pandemics of infectious disease and numerous other factors, including safety concerns with newly introduced aircraft, any of which could result in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, financial uncertainty in the industry, inadequate liquidity of certain airline companies, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
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
Our fabricated aluminum products compete with products made from other materials, such as steel, titanium and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight with the use of aluminum, may revert to steel for certain applications. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for our products, particularly our Aero/HS products and Automotive Extrusions and thus adversely affect our financial position, results of operations and cash flows.
Downturns in the automotive and ground transportation industries could adversely affect our business.
The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, particularly by U.S. manufacturers, could adversely affect the demand for our products and have a material adverse effect on our financial position, results of operations and cash flows.
Changes in consumer demand for particular motor vehicles could adversely affect our business.
Sensitivity to fuel prices and consumer preferences can influence consumer demand for motor vehicles that have a higher content of the aluminum Automotive Extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.
We face pressure from our customers on pricing.
Cost cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our financial position, results of operations and cash flows could be adversely impacted.
Reductions in demand for our products may be more severe than and may occur prior to reductions in demand for, our customers’ products.
Customers purchasing our fabricated aluminum products, especially those in the cyclical aerospace industry, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically meet the reduced demand for their products using their own inventory without replenishing that inventory, which results in a reduction in demand for our products that is greater than the reduction in demand for their products. Further, the reduction in demand for our products can be exacerbated if inventory levels at our customers exceed normal levels, due to production delays of specific commercial airframe models, prior purchases by our customers of our products under sales contracts at committed volumes that exceed the actual needs of our customers, or for other reasons. This amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations and cash flows.
Our business is subject to unplanned business interruptions which may adversely affect our business.
The production of fabricated aluminum products and aluminum is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, labor disruptions, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities, particularly interruptions at our Trentwood facility where our production of plate and sheet is concentrated, could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
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
In addition, restrictive covenants in our revolving credit facility require us in certain circumstances to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we may be unable to meet them.
A breach of the covenants or restrictions under the indenture governing the Senior Notes or under our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our revolving credit facility, our indenture for our Senior Notes, or our indenture for our 4.5% Cash Convertible Senior Notes due April 1, 2015 ("Convertible Notes") could trigger an event of default under the other two indebtedness obligations as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business and grow in accordance with our strategy;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

In addition, our financial results, our level of indebtedness and our credit ratings could adversely affect the availability and terms of any additional or replacement financing.
You should read our more detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes in our filings with the Securities and Exchange Commission, as well as the documents themselves, for further information about these covenants.
Restrictive covenants in our debt instruments contain significant qualifications and exceptions.
While our revolving credit facility and the indenture governing the Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock and make loans and investments, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial.
As suggested above, you should read our more detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes in our filings with the Securities and Exchange Commission, as well as the documents themselves, for further information about these covenants.
Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our debt obligations, including the Senior Notes and our Convertible Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any and interest on our indebtedness, including the Senior Notes and Convertible Notes.
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
The holders of the Convertible Notes and our counterparties under the convertible note hedge and warrant transactions that we entered into in connection with the issuance of our Convertible Notes may affect the market price of our common stock.
In connection with the issuance of our Convertible Notes, we entered into privately negotiated transactions whereby we purchased cash-settled call options ("Option Assets") relating to shares of our common stock and sold to the same option counterparties net-share-settled warrants relating to our common stock. The final settlement period for the Convertible Notes and the Option Assets began on January 15, 2015 and continues for 50 consecutive trading days, ending on March 27, 2015. The 120 consecutive trading day settlement period for the net-share-settled warrants commences on July 1, 2015.
We understand that the option counterparties and/or their affiliates and holders of some of our Convertible Notes have entered into various derivative transactions with respect to our common stock in order to hedge their exposure to fluctuations and volatility in the price of our common stock and that they may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of our Convertible Notes (and are likely to do so during the settlement averaging period related to a conversion of our Convertible Notes). These transactions and activities could adversely affect the market price of our common stock.

We are subject to counterparty risk with respect to the Option Assets purchased to hedge our Convertible Notes.
The Option Assets purchased in connection with the issuance of our Convertible Notes are intended to hedge amounts payable upon the conversion of the Convertible Notes, less the principal amount thereon. The counterparties for the Option Assets are financial institutions or affiliates of financial institutions and we are subject to the risk that these counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the Option Assets transactions. Our exposure to the credit risk of these counterparties is not secured by any collateral. If one or more of these counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. The size of our exposure is determined by the difference between the market price of our common stock and the exercise price of the Option Assets during the final settlement period, which began on January 15, 2015 and continues for 50 consecutive trading days, ending on March 27, 2015. While the Option Assets will settle within approximately six weeks from the date of this Report and the counterparties currently appear to be solvent, we can provide no assurances as to the financial stability or viability of any of the counterparties. A default or other failure to perform, or a termination of obligations, by one of the counterparties could materially and adversely affect our financial position and results of operations.
We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.
We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While our revolving credit facility and the indenture governing the Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
We may not be able to successfully implement our productivity enhancement and cost reduction initiatives.
As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity enhancement and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our Kaiser Production System, which involves the integrated application of continuous improvement tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short- to medium-term, we may not be able to continue to reduce cost and increase productivity over the long term.
Our business could be adversely affected by increases in the cost of aluminum.
The price of primary aluminum has historically been subject to significant cyclical price fluctuations and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of increases to our customers and there can be a potential time lag between increases in costs for aluminum and the point when we can implement a corresponding increase in price to our customers. As a result, we may be exposed to fluctuations in the costs for aluminum since, during the time lag, we may have to bear the additional cost increase. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. In addition, increases in aluminum costs may cause some of our customers to substitute other materials for our products over time, adversely affecting our financial position, results of operations and cash flows due to a decrease in the sales of fabricated aluminum products.
Legislation on derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

We use over-the-counter (“OTC”) derivatives products to hedge our risks relating to primary aluminum prices, energy prices and foreign currency. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. If regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activities.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place and may otherwise affect our business.
From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy certain covenants, or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. The credit worthiness of hedging counterparties is inherently difficult to assess and can change quickly and dramatically. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
Our failure to maintain satisfactory labor relations could adversely affect our business.
A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”), covering seven of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 63% of our employees at December 31, 2014. In January 2015, we were successful in renegotiating the terms of a labor contract with the USW covering employees at our manufacturing locations in Newark, Ohio and Trentwood and extending the term of such contract through September 2020. Contracts at seven other manufacturing locations expire in 2015 through 2017. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
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
Our continuing operations and certain of our former operations have subjected and may in the future subject us to fines, penalties and expenses for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims, may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.
We have accrued and will accrue for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued. Similarly, the timing of those expenditures may occur faster than anticipated. In addition, new laws or regulations or changes to existing laws and regulations may be enacted, including government mandated green initiatives and limitations on carbon emissions, that increase the cost or complexity of compliance. Difference in actual costs, the timing of payments for previously accrued costs and the impact of new or amended laws and regulations may have a material adverse effect on our financial position, results of operations and cash flows.
Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
Laws enacted by Congress, state governments or policies of the Environmental Protection Agency could regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be imposed by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. It is too early to predict how existing or future regulation will affect our business, operations or financial results.
Our investment and other expansion projects may not be completed or start up as scheduled.
Our ability to complete our investment and expansion projects and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems, economic conditions and permitting. Additionally, the start up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our expectations, or if the start up phase after completion is more complicated than anticipated, our financial position, results of operations and cash flows could be adversely affected.
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
In addition, from time to time we may replace and/or upgrade our current information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.
We may not be able to utilize all of our net operating loss carryforwards.
We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). To mitigate the risk of an ownership change occurring, through July 2016, our certificate of incorporation prohibits and voids certain transfers of our common stock in order to reduce the risk that an ownership change will jeopardize our net operating loss carryforwards. Because U.S. tax law limits the time during which carryforwards may be applied against future taxes, we may not be able to take full advantage of the carryforwards for federal income tax purposes. In addition, federal and state tax laws pertaining to net operating loss carryforwards may be changed from time to time such that the net operating loss carryforwards may be reduced or eliminated. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future income will not be shielded from federal and state income taxation and the funds otherwise available for general corporate purposes would be reduced.
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
In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, for purposes of Sections 382 and 383 of the Code, our certificate of incorporation includes restrictions through July 2016 on transfers involving 5% ownership. These transfer restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
Our certificate of incorporation includes transfer restrictions that may void transactions in our common stock effected by 5% stockholders.
Our certificate of incorporation restricts the transfer of our equity securities if either (1) the transferor holds 5% or more of the fair market value of all of our issued and outstanding equity securities or (2) as a result of the transfer, either any person would become such a 5% stockholder or the percentage stock ownership of any such 5% stockholder would be increased. These restrictions are subject to exceptions set forth in our certificate of incorporation and terminate in July 2016. Any transfer that violates these restrictions is void and will be unwound as provided in our certificate of incorporation.
We could engage in or approve transactions involving our common shares that adversely affect significant stockholders.
Under the transfer restrictions in our certificate of incorporation that extend through July 2016, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our Board of Directors before they engage in transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders’ having to seek the approval of, or a determination by, our Board of Directors under our certificate of incorporation before they could engage in future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.

The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.
Certain investment funds, advisers and organizations own greater than 5% of our outstanding common stock as of December 31, 2014. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the ongoing purchase of our shares, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements. We can give no assurance that dividends will be declared and paid or that dividends will not be reduced in the future. Additionally, our revolving credit facility and the indenture for our Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares.
Our annual variable payment obligations to two voluntary employees beneficiary associations ("VEBAs") are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
We are obligated to make annual payments to two VEBAs calculated in part on our profitability. Our obligation to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents terminates on September 30, 2017 and is capped at $17.1 million per year. Our obligation to the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents has no express termination date and is capped at $2.9 million per year. As a result of these variable payment obligations, our cash flows may be reduced and not all of our earnings will be available to our stockholders.
The USW has director nomination rights through which it may influence us and USW interests may not align with our interests or the interests of our stockholders, debt holders and other stakeholders.
Pursuant to agreements between us and the USW, the USW has the right to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2020, at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2020.
Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.
Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Through July 2016, our certificate of incorporation restricts certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. The general effect of these transfer restrictions, which were put in place to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, is to ensure that a change in ownership of more than

45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
In addition to the risks discussed above, as a publicly traded U.S. manufacturing company with customers and suppliers outside the United States, we are subject to a variety of other risks.
In addition to the risks discussed above, as a publicly traded U.S. manufacturing company with customers and suppliers outside the United States we are subject to a variety of other risks, each of which could have a material adverse effect on our financial position, results of operations or cash flows, or the price of our comment stock. These risks include, among others, those associated with:

•	The volatility of costs of fuel, principally natural gas and utility services, principally electricity, used by production facilities;

•
Changes in economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, in the countries in which operations exists, customers are serviced or raw materials are purchased;

•	The ability to attract and retain key management and other personnel and develop effective succession plans;

•	Compliance with a wide variety of health and safety laws and regulations and changes to such laws and regulations;

•
Disputes, legal proceedings, or investigations, whether meritorious or not, with respect to a variety of matters, including matters related to personal injury, employees, taxes, contracts and product liability;

•
Pursuing growth through acquisitions, including the ability to identify acceptable acquisition candidates, finance and consummate acquisitions on favorable terms and successfully integrate acquired assets or businesses;

•
Protection of intellectual property, including patents, trademarks, trade secrets and copyrights, from infringement by others and the potential defense of claims, whether meritorious or not, alleging the unauthorized use of the intellectual property of others;

•	Taxation by multiple jurisdictions and the impact of such taxation on effective tax rate and the amount of taxes paid;

•	Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the potential impact of compliance failures; and

•	The failure to meet the expectations of investors, including as a result of factors beyond the control of an individual company.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding the location, size and ownership of our principal production facilities as of December 31, 2014 is below:

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
___________________________________

[1]
The Chandler, Arizona (Extrusion) facility is subject to a land lease with a lease term that expires in 2023, subject to certain extension rights held by us. The facility is owned by us and is not subject to any leases.

[2]
The Chandler, Arizona (Tube) facility is subject to a land lease with a lease term that expires in 2033, subject to certain extension rights held by us. The facility is owned by us and is not subject to any leases.

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

Plants and equipment and other facilities are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities see the table under Item 1. Business "Business Operations - Fabricated Products Segment - Types of Manufacturing Processes Employed" of this Report.
Our corporate headquarters, located in Foothill Ranch, California, consists of 28,000 square feet at December 31, 2014 and is subject to a lease that expires in 2019.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
The following table sets forth the high and low sales prices of our common stock for each quarterly period for fiscal years 2014 and 2013:

	High	Low
Fiscal 2014
First quarter	$73.33	$66.78
Second quarter	$74.27	$66.43
Third quarter	$81.62	$71.44
Fourth quarter	$76.53	$68.26
Fiscal 2013
First quarter	$65.18	$59.50
Second quarter	$67.04	$57.67
Third quarter	$72.67	$61.74
Fourth quarter	$73.47	$62.60
Holders
As of February 16, 2015, there were approximately 641 holders of record of our common stock.
Dividends
We declare and pay regular quarterly cash dividends to holders of our common stock, including holders of restricted stock. We also pay quarterly dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout). Holders of performance shares granted in 2014 are not paid a quarterly dividend equivalent, but instead are entitled to receive, in connection with the issuance of underlying shares of common stock in respect of performance shares that ultimately vest, a one-time payment equal to the dividends such holder would have received if the number of such shares of common stock so issued had been held of record by such holder from the date of grant of such performance shares through the date of such issuance. Total cash dividends (and dividend equivalents) paid in 2014, 2013 and 2012 were $1.40 per share (or $25.4 million), $1.20 per share (or $23.0 million) and $1.00 per share (or $19.6 million), respectively.
On January 13, 2015, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.40 per common share, or $7.1 million (including dividend equivalents), which was paid on February 13, 2015 to stockholders of record at the close of business on January 23, 2015.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our 8.250% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information about restrictions on dividend payments.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000® index, (ii) the S&P SmallCap 600® index and (iii) the S&P SmallCap 600® Materials index. We are a component of each of these indices. The graph assumes (i) an initial investment of $100 as of December 31, 2009 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kaiser Aluminum Corporation, the S&P Smallcap 600® Index,
the Russell 2000® Index, and the S&P 600® Materials Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Kaiser Aluminum Corporation
S&P Smallcap 600®
Russell 2000®
S&P 600® Materials

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

Issuer Repurchases of Equity Securities
The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2014:

	Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[1]
October 1, 2014 - October 31, 2014	75,611	$71.74	$83.3
November 1, 2014 - November 30, 2014	64,086	71.81	$78.7
December 1, 2014 - December 31, 2014	82,944	71.95	$72.8
Total	222,641	$71.84	N/A
_________________________________________

[1]
In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common stock. During 2013, our Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. When shares are withheld, all such shares are canceled by us on the applicable vesting dates or dates on which income to the employees is recognized and the number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the quarter ended December 31, 2014, we did not withhold any shares of common stock to satisfy employee tax withholding obligations.
Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions of dollars, except shipments, average realized sales price and per share amounts)
Net sales	$1,356.1	$1,297.5	$1,360.1	$1,301.3	$1,079.1
Net income	$71.8	$104.8	$85.8	$25.1	$12.0
Net income per share - Basic	$4.02	$5.56	$4.49	$1.32	$0.61
Net income per share - Diluted	$3.86	$5.44	$4.45	$1.32	$0.61
Shipments (mm lbs)	588.8	563.7	585.9	560.9	514.6
Average realized sales price (per lb)	$2.30	$2.30	$2.32	$2.32	$2.10
Cash dividends declared per common share	$1.40	$1.20	$1.00	$0.96	$0.96
Capital expenditures	$59.4	$70.4	$44.1	$32.5	$38.9
Depreciation and amortization expense	$31.1	$28.1	$26.5	$25.2	$19.8

	December 31,
	2014	2013	2012	2011	2010
	(In millions of dollars)
Total assets	$1,743.7	$1,770.9	$1,752.5	$1,320.6	$1,318.9
Cash and short-term investments	$291.7	$299.0	$358.4	$49.8	$135.6
Long-term borrowings (at face value), including amounts due within one year	$400.0	$400.0	$400.0	$179.7	$188.0
In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
2014:

•	We repurchased 633,230 shares of our common stock at the weighted average price per share of $70.87. The total cost of $44.9 million was recorded as Treasury stock.

•	We recorded $23.7 million of net periodic pension benefit income relating to the VEBAs.

•	We recorded a variable cash contribution payable to the VEBAs of $13.7 million with respect to calendar year 2014, which will be paid in the first quarter of 2015.

•	We recorded $6.8 million of non-cash, pre-tax, unrealized mark-to-market losses on our derivative instruments.

2013:

•
We reached a settlement with the Canada Revenue Agency Competent Authority for the 1998-2004 tax years and as a result, booked a cash tax benefit of $7.6 million, of which $6.1 million had been received as of December 31, 2013. In addition, we signed an advance pricing agreement with the Canada Revenue Agency ("CRA"), which resulted in an additional cash tax benefit of $2.6 million.

•	We recorded $3.9 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative instruments.

•	We repurchased 1,232,077 shares of our common stock at the weighted average price per share of $64.35. The total cost of $79.3 million was recorded as Treasury stock.

•	We recorded $22.5 million of net periodic pension benefit income relating to the VEBAs.

•	We recorded a variable cash contribution payable to the VEBAs of $16.0 million with respect to calendar year 2013, which was paid in the first quarter of 2014.
2012:

•	We issued $225.0 million principal amount of 8.250% Senior Notes due 2020, resulting in proceeds of $218.4 million net of $6.6 million of initial transaction fees.

•	We recorded $16.0 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative instruments.

•
Our Board of Directors released stock transfer restrictions on 2,202,495 shares of our common stock owned by the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents, at a weighted-average price of $49.31 per share.

•	We recorded $11.9 million of net periodic pension benefit income relating to the VEBAs.

•	We recorded a variable cash contribution payable to the VEBAs of $20.0 million with respect to calendar year 2012, which was paid in the first quarter of 2013.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. “Risk Factors” each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Management Review of 2014 and Outlook for the Future;

•	Results of Operations;

•	Certain Information Related to Our Significant Tax Attributes;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies; and

•	New Accounting Pronouncements.

Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Report.
In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on derivatives related to fluctuations in underlying metal prices, energy prices, our stock price and currency exchange rates. For a reconciliation of operating income excluding non-run-rate items to operating income, see “Results of Operations - Segment and Business Unit Information” below.
We also provide information regarding value added revenue. Value added revenue represents net sales less the hedged cost of alloyed metal. A fundamental part of our business model is to mitigate the impact of aluminum price volatility through pricing policies that allow us to pass metal cost fluctuations through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal cost fluctuations through to our customers due to firm-price customer sales agreements that specify the underlying metal price plus a conversion price. As a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue (including average realized value added revenue, third party value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see “Results of Operations - Segment and Business Unit Information” below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products"). We operate twelve focused production facilities in North America to serve a global customer base. We have one operating segment, Fabricated Products. See “Results of Operations - Segment and Business Unit Information” below.
Our highly engineered products are manufactured to meet demanding requirements of aerospace/high strength, automotive, general engineering and other industrial end market applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency, which results in such benefits as better performance, lower waste and, in many cases, lower cost for our customers.
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes, larger payloads and focus on fuel efficiency have increased the demand for new and larger aircraft. We believe the strength of commercial aerospace demand is demonstrated by the existing nine-year backlog for the two primary manufacturers of commercial aircraft. Further, we believe that the long-term demand drivers, including growing build rates, larger airframes and continued conversion of parts to monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We expect aerospace plate demand to grow at a pace higher than our other Aero/HS products (including sheet, extruded shapes, cold finish rod and bar and tube) as some of the applications using these other Aero/HS products continue to be converted to monolithic design (using plate in lieu of these other products). Additionally, our Aero/HS products other than plate tend to be used to a greater degree in applications that have a lower growth rate than commercial aerospace.
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
We expect the 2015 North American automotive sector build rates to increase approximately 2.7% over 2014 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2013, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 2.6% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments and demand for these products generally tracks the broader manufacturing economic environment.
Management Review of 2014 and Outlook for the Future
During 2014, we further advanced our commercial platform and, despite demand impeded by an inventory overhang in the supply chain for all of our Aero/HS products, we established shipment records in 2014 for heat treat plate, Automotive Extrusions and total shipments.
We experienced lower heat treat plate prices during 2014 primarily due to: (i) competitive pressures on spot prices, which were exacerbated by the aerospace plate inventory overhang and (ii) lower effective prices on contract business that, in prior years, reflected certain payments related to lower volumes.
The impact of lower heat treat plate prices were partially offset by our improved manufacturing conversion costs and the operating leverage we obtained from our record shipments. Key factors contributing to both the improved manufacturing conversion costs and record shipments include our prior investments at our Spokane, Washington ("Trentwood") facility and at several of our automotive extrusion facilities.
We returned $69.5 million to stockholders through quarterly dividends and stock repurchases during 2014. Our Board of Directors declared a 17% increase in our quarterly dividend in 2014 and recently approved an additional increase of 14% in 2015.
In January 2015, we announced a new five year collective bargaining agreement for our Trentwood and Newark, Ohio facilities that expires in September 2020. Pursuant to the agreement, our obligation for annual contribution payments, capped at approximately $17.1 million per year, to our voluntary employees’ beneficiary association ("VEBA") that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents (the "Union VEBA") will expire in September 2017. See Note 19 of Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Report for more information.
Outlook
We anticipate strong year-over-year growth in shipments and value added revenue driven primarily by Aero/HS products and Automotive Extrusions combined with improving demand for GE products. Operating income improvement is expected to be driven by increased sales, increasing operating leverage and further gains in manufacturing cost improvements.

Aerospace and high strength applications continue to experience a slow but steady abatement of the supply chain inventory overhang that has dampened demand for our products serving these applications. We expect the inventory overhang to continue to abate at a steady pace throughout 2015. Combined with higher airframe build rates, we anticipate continued growth in our shipment volume. While competitive pricing pressure on spot transactions should subside, we do not anticipate significant price appreciation.

We expect our Automotive Extrusions will continue to build on the 2014 step-change in value added revenue growth as we launch and ramp up new programs, including production for the new aluminum-intensive Ford F-150 truck. In addition, we will be transitioning production of extrusions for anti-lock braking systems from our London, Ontario facility to our Kalamazoo, Michigan facility during the first quarter of 2015. This initiative will free up capacity at the London, Ontario facility to launch new programs and to more effectively utilize the exceptional capability of our extrusion press lines at the Kalamazoo, Michigan facility.

We are optimistic about 2015 as we expect growing demand and increased production capacity will drive another year of record shipments. We also anticipate another strong year for manufacturing cost improvements as we continue to capitalize on the investments in the Phase 5 capacity expansion, the new casting complex and our Kalamazoo, Michigan facility.

Looking beyond 2015, we remain very optimistic about our prospects for further earnings growth driven primarily by continued sales growth and improving manufacturing costs. Demand is strengthening for our general engineering and industrial applications and our aerospace and automotive served markets have strong secular growth trends expected to extend well beyond the next five years. Overall, we expect our served markets, which include aerospace, automotive and general engineering and industrial applications, to grow at a compound annual growth rate of approximately 4% over the next five years and we expect our growth to equal or exceed that growth rate.

Our production capacity and manufacturing cost improvements will continue to benefit from investments we have made as well as from planned future investments. We expect to make approximately $50.0 million to $75.0 million per year in capital investments over the next five years, with an emphasis on capacity expansion for automotive extrusions and heat treat plate, continuous improvement initiatives focused on manufacturing cost improvements and product quality and sustaining investments of approximately 70% of depreciation to maintain peak operating conditions for our manufacturing platform.
Results of Operations
Fiscal 2014 Summary

•
Our operating income for 2014 was $137.9 million, which included items that we consider to be non-run-rate, which netted to a benefit of $7.0 million, primarily related to non-cash net periodic pension benefit income of $23.7 million relating to our two VEBAs, which was partially offset by non-cash, mark-to-market loss of $10.4 million on commodity hedging positions. (See “Segment and Business Unit Information” for further discussion of our operating income before non-run-rate items.)

•	Net income for 2014 was $71.8 million, which included the non-run-rate items as discussed above. See "Segment and Business Unit Information" below for discussion of additional non-run-rate items.

•
We had combined cash balances, short-term investments and net borrowing availability under our revolving credit facility (with no borrowings thereunder outstanding) of approximately $560.8 million as of December 31, 2014.

•	We invested $59.4 million in capital spending. See “Capital Expenditures and Investments” below.

•	We paid a variable cash contribution of $16.0 million to the VEBAs.

•
We paid a total of approximately $25.4 million, or $1.40 per common share, in cash dividends to stockholders, including holders of restricted stock and dividend equivalents to holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).

•
We repurchased 633,230 shares of common stock in 2014 for a total cost of $44.9 million. Share repurchases were pursuant to a stock repurchase program authorized by our Board of Directors. As of December 31, 2014, $72.8 million was available under the program to purchase additional shares of our common stock.

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
Net Sales. We reported Net sales for 2014 of $1,356.1 million, compared to $1,297.5 million for 2013 and $1,360.1 million for 2012. The increase in Net sales during 2014 compared to 2013 reflected a 4% increase in Fabricated Products segment shipment volume. The increase in Fabricated Products segment shipment volume was primarily due to a 14.4 million pound, or 22%, increase in Automotive Extrusions shipment volume and a 12.6 million pound, or 6%, increase in Aero/HS products shipment volume. Total average realized sales price per pound for 2014 was consistent with that of 2013. However, the average realized value added revenue per pound declined $0.06 per pound, or 5%, which was offset by a $0.06 per pound, or 6%, increase in average hedged cost of alloyed metal prices per pound. The decline in average value added revenue per pound reflected (i) a 9% decrease in value added revenue per pound for Aero/HS products, primarily due to lower pricing for heat treat plate products; (ii) a 4% decrease in value added revenue per pound for GE products due to lower heat treat plate pricing; partially offset by (iii) a 13% increase in value added revenue per pound for Automotive Extrusions driven by a richer mix of higher valued products and the launch of several new automotive programs in 2014. See the table in “Segment and Business Unit Information” below for further details.
The decrease in Net sales during 2013 compared to 2012 was primarily due to a 22.2 million pound decrease in Fabricated Products segment shipments and lower average realized sales price. The decrease in shipments was comprised of (i) a 10.2 million pound decrease in GE products shipments due primarily to slightly weaker demand for all product types; (ii) a 13.7 million pound decrease in Other products shipments reflecting our focus on higher value added products; partially offset by (iii) a 1.3 million pound increase in Automotive Extrusion shipments reflecting the ramp up of new Automotive Extrusion programs; and (iv) a 0.4 million pound increase in Aero/HS products shipments reflecting strong demand from commercial aerospace build rates dampened by excess customer inventory of certain products. Average realized sales price decreased slightly, reflecting a $0.06 per pound decline in the hedged, alloyed metal prices, mostly offset by a $0.04 per pound increase in the average value added revenue per pound as compared to 2012. See the table in “Segment and Business Unit Information” below for further details.
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
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2014 totaled $1,117.5 million, or 82% of Net sales, compared to $1,038.9 million, or 80% of Net sales, in 2013 and $1,116.2 million, or 82% of Net sales, in 2012. The increase in Cost of products sold, excluding depreciation and amortization and other items during 2014 compared to 2013 was primarily due to (i) a $59.8 million increase related to the higher hedged cost of alloyed metal prices discussed in "Net Sales" above; (ii) a $26.3 million increase due to sales impact; (iii) $2.2 million of higher major maintenance expense related to the ramp up of major 2013 capital improvement projects; and (iv) $3.2 million of higher energy cost related primarily to the severe 2014 winter season. These increases were partially offset by a reduction in (i) environmental costs of $2.7 million and (ii) net manufacturing conversion and other costs of approximately $10.2 million.

The decrease in Cost of products sold, excluding depreciation and amortization and other items during 2013 compared to 2012 was primarily due to (i) a $60.0 million decrease related to the lower hedged cost of alloyed metal prices; (ii) a $17.3 million decrease due to sales impact; (iii) $2.1 million of lower major maintenance expense; and (iv) a decrease in net manufacturing conversion and other costs of approximately $0.9 million. These decreases were partially offset by an increase in environmental costs of $2.9 million.
See "Segment and Business Unit Information" below for further discussion of the comparative results of operations for 2014, 2013 and 2012.
Unrealized (gains) losses on derivative instruments. Unrealized (gains) losses on derivative instruments are primarily due to changes in underlying commodity prices as well as derivative settlements and are related to our operational hedges. These hedges are intended to mitigate our exposure to changes in prices for certain products sold and consumed by us and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. Unrealized losses (gains) on derivative instruments were $10.4 million, $(0.7) million and $(15.2) million for 2014, 2013 and 2012, respectively. Unrealized losses in 2014 were comprised of $6.0 million of losses on natural gas hedge positions, $2.6 million of losses on aluminum hedge positions and $1.8 million of losses on electricity hedge positions.
Depreciation and Amortization. Depreciation and amortization for 2014 was $31.1 million compared to $28.1 million for 2013 and $26.5 million for 2012. Approximately $2.2 million of the increase in Depreciation and amortization expense in 2014 compared to 2013 was due to additional construction in progress being placed in service during 2014 in connection with our casting complex and Phase 5 expansion at our Trentwood facility. The increase in Depreciation and amortization in 2013 compared to 2012 was also due to the construction in progress at our Trentwood facility that was placed into service during 2013.
Selling, Administrative, Research and Development and General. Selling, administrative, research and development and general expense totaled $81.4 million in 2014 compared to $80.4 million in 2013. The increase in 2014 was primarily due to increased investment in research and development initiatives.

Selling, administrative, research and development and general expense totaled $80.4 million in 2013 compared to $74.1 million in 2012. The increase during 2013 was primarily due to (i) a $3.1 million increase in general administrative expenses related primarily to employee compensation; (ii) a $1.7 million increase in selling and advertising expense to support further growth; and (iii) $1.4 million of increased investment in research and development initiatives.
Net Periodic Pension Benefit Income Relating to VEBAs. Net periodic pension benefit income relating to the VEBAs totaled $23.7 million, $22.5 million and $11.9 million for 2014, 2013 and 2012, respectively. The increases in both 2014 and 2013 were primarily due to increases in expected return on plan assets.
Other Operating Charges (Benefits). Other operating charges in 2014 and 2012 consisted primarily of $1.5 million and $4.5 million, respectively, of impairment charges related to property, plant and equipment. There were no Other operating charges or benefits in 2013.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 4.5% Cash Convertible Senior Notes due 2015 ("Convertible Notes"), our 8.250% Senior Notes due 2020 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $37.5 million, $35.7 million and $29.1 million for 2014, 2013 and 2012, respectively, net of $2.5 million, $3.4 million and $1.7 million of interest expense capitalized as part of Construction in progress, respectively, for the three periods. Non-cash amortization of the discount on our Convertible Notes accounted for $9.1 million, $8.2 million and $7.3 million of the total interest expense in 2014, 2013 and 2012, respectively. Interest expense in 2014 and 2013 was primarily related to interest expense incurred on our Convertible Notes and our Senior Notes. The increase in interest expense in 2013 compared to interest expense in 2012 was primarily due to a full year of interest related to our Senior Notes.
Other Income, Net. Other income, net was $6.7 million for 2014, compared to $5.6 million for 2013 and $2.8 million for 2012. Other income, net primarily consisted of unrealized gains associated with our hedges relating to the Convertible Notes. See Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information.
Income Tax Provision. The income tax provision for 2014 was $35.3 million, resulting in an effective tax rate of 33.0%. The difference between the effective tax rate and the projected blended statutory tax rate for 2014 was primarily due to (i) a decrease in unrecognized tax benefits, including interest and penalties, of $2.3 million, resulting in a 2.1% decrease in the effective tax rate; (ii) a lower state tax rate in various states resulting in a decrease of $1.6 million, which resulted in a 1.5% decrease in the effective tax rate; and (iii) a decrease in the valuation allowance for certain state net operating losses of $0.7 million, which resulted in a 0.6% decrease to the effective tax rate.
As a result of the audit settlement and advance pricing agreement with the CRA in 2013, a tax benefit of $10.5 million, which represented amounts previously paid against Canadian accrued taxes, was recorded to Other receivables in 2013, of which, $7.9 million of cash refunds had been received by the Company as of December 31, 2014. The additional tax refund of $2.6 million is expected to be refunded within the next 12 months.
The income tax provision for 2013 was $38.4 million, resulting in an effective tax rate of 26.8%. The difference between the effective tax rate and the projected blended statutory tax rate for 2013 was primarily due to (i) a decrease in unrecognized tax benefits, including interest and penalties, of $4.4 million, resulting in a 3.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years; (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $4.6 million, resulting in a 3.2% decrease in the effective rate; (iii) a decrease from a bilateral advance pricing agreement between Canada and the U.S. for $2.9 million, resulting in a 2.0% decrease in the effective tax rate; and (iv) a decrease from an audit settlement with the CRA for $5.3 million, resulting in a 3.7% decrease in the effective tax rate.
The income tax provision for 2012 was $53.8 million, resulting in an effective tax rate of 38.5%. The difference between the effective tax rate and the projected blended statutory tax rate for 2012 was primarily due to (i) an increase in unrecognized tax benefits, including interest and penalties, of $1.2 million, resulting in a 0.9% increase to the blended statutory tax provision rate; (ii) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $0.3 million and the blended statutory tax provision rate of 0.2%; offset by (iii) a foreign tax benefit of $0.6 million, which decreased the blended statutory tax provision rate by 0.4%; and (iv) a decrease in the valuation allowance for certain federal and state net operating losses, which resulted in a decrease to the income tax provision of $0.1 million and the blended statutory tax provision rate of 0.1%.

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
We also have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles ("GAAP"), we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Report. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding segments.
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for each period presented. References to average realized sales price and value added revenue in the table below reflect third party transactions:

	Year Ended December 31,
	2014	2013	2012
Shipments (mmlbs)	588.8	563.7	585.9
Composition of average realized sales price (per pound):
Average realized sales price[1]	$2.30	$2.30	$2.32
Less: hedged cost of alloyed metal price	(1.06)	(1.00)	(1.06)
Average realized value added revenue	$1.24	$1.30	$1.26

Composition of net sales:
Net sales	$1,356.1	$1,297.5	$1,360.1
Less: hedged cost of alloyed metal	(623.6)	(563.9)	(623.9)
Value added revenue	$732.5	$733.6	$736.2

Segment operating income	$151.4	$188.6	$190.8
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	(4.0)	7.4	(2.3)
Mark-to-market (losses) gains on derivative instruments	(10.4)	0.7	15.2
Workers’ compensation benefit (cost) due to discounting	—	1.1	(0.2)
Asset impairment charges	(1.5)	—	(4.4)
Environmental expenses[3]	(1.2)	(4.0)	(1.1)
Total non-run-rate items	(17.1)	5.2	7.2
Segment operating income excluding non-run-rate items	$168.5	$183.4	$183.6
_____________________

[1]
Average realized sales prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[2]
We manage our Fabricated Products segment business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[3]	See Note 9 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the environmental expenses.
As noted above, operating income excluding non-run-rate items for 2014 was $14.9 million lower than for 2013. Lower operating income excluding non-run-rate items in 2014 reflected (i) a $32.6 million negative price impact due primarily to lower pricing for heat treat plate products; (ii) a positive volume impact of $16.6 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products; (iii) $3.2 million of higher energy costs; (iv) $2.2 million of higher planned major maintenance expense; (v) $3.0 million of higher depreciation expense; and (vi) a net $9.5 million improvement in manufacturing conversion and other costs.
Operating income excluding non-run-rate items for 2013 was $0.2 million lower than that for 2012. Lower operating income excluding non-run-rate items in 2013 reflected higher manufacturing and operating costs due primarily to the expansion projects at our Trentwood facility and higher depreciation expense, partially offset by the impact of higher pricing on net sales, lower major maintenance expense and lower energy costs.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Year Ended December 31,
	2014		2013		2012
Aero/HS Products:
Shipments (mmlbs)	236.9		224.3		223.9
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$686.3	$2.90	$677.0	$3.02	$695.1	$3.10
Less: hedged cost of alloyed metal	(256.1)	(1.08)	(227.8)	(1.02)	(244.6)	(1.09)
Value added revenue	$430.2	$1.82	$449.2	$2.00	$450.5	$2.01

Automotive Extrusions:
Shipments (mmlbs)	78.5		64.1		62.8
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$173.5	$2.21	$129.5	$2.02	$125.5	$2.00
Less: hedged cost of alloyed metal	(82.6)	(1.05)	(63.2)	(0.99)	(66.5)	(1.06)
Value added revenue	$90.9	$1.16	$66.3	$1.03	$59.0	$0.94

GE Products:
Shipments (mmlbs)	223.4		222.5		232.7
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$419.5	$1.88	$411.0	$1.85	$441.4	$1.90
Less: hedged cost of alloyed metal	(237.6)	(1.07)	(224.9)	(1.01)	(249.4)	(1.07)
Value added revenue	$181.9	$0.81	$186.1	$0.84	$192.0	$0.83

Other Products:
Shipments (mmlbs)	50.0		52.8		66.5
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$76.8	$1.54	$80.0	$1.52	$98.1	$1.48
Less: hedged cost of alloyed metal	(47.3)	(0.95)	(48.0)	(0.91)	(63.4)	(0.96)
Value added revenue	$29.5	$0.59	$32.0	$0.61	$34.7	$0.52

Total:
Shipments (mmlbs)	588.8		563.7		585.9
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$1,356.1	$2.30	$1,297.5	$2.30	$1,360.1	$2.32
Less: hedged cost of alloyed metal	(623.6)	(1.06)	(563.9)	(1.00)	(623.9)	(1.06)
Value added revenue	$732.5	$1.24	$733.6	$1.30	$736.2	$1.26
For 2014, Net sales of Fabricated Products increased by $58.6 million to $1,356.1 million, as compared to 2013, due primarily to an increase in shipment volume and an increase in the hedged cost of alloyed metal prices, partially offset by a decrease in average value added revenue per pound. See "Consolidated Selected Operational and Financial Information" above for further discussion.
The decrease in Net sales of Fabricated Products during 2013 compared to 2012 was the result of lower shipment volume and lower average realized sales price per pound. Lower average realized sales price in 2013 reflected lower hedged, alloyed metal prices, mostly offset by higher value added revenue per pound as compared to 2012. See "Consolidated Selected Operational and Financial Information" above for further discussion.

All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Year Ended December 31,
	2014	2013	2012
Operating loss	$(13.5)	$(15.3)	$(24.9)
Impact to operating loss of non-run-rate items:
Net periodic benefit income relating to the VEBAs[1]	23.7	22.5	11.9
Environmental income (expense)	0.4	(0.5)	(0.2)
Workers' compensation benefit (expense) due to a change in discount rate[2]	—	0.2	—
Total non-run-rate items	24.1	22.2	11.7
Operating loss excluding non-run-rate items	$(37.6)	$(37.5)	$(36.6)
_______________________

[1]
We have no claim over the VEBAs' plan assets nor any responsibility for the VEBAs' accumulated postretirement obligations. Our only financial obligations to the VEBAs are to pay annual variable cash contributions and certain administrative fees. Nevertheless, for accounting purposes we treat the postretirement medical benefits to be paid by the VEBAs and our related annual variable cash contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable cash contributions and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, we record net periodic postretirement benefit income (costs), which we consider to be non-run-rate, and record any difference between the assets of each of the VEBAs and its accumulated postretirement benefit obligation in our consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the VEBAs.

[2]
Amount represents a portion of the workers' compensation benefit (expense) resulting from the change in the discount rates applied in estimating workers' compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers' compensation claims. Non-run-rate workers' compensation benefit (expense) for years presented was not material because discount rates did not fluctuate significantly.

All Other operating loss excluding non-run-rate items for 2014 was $0.1 million higher than in 2013. The increase was primarily due to an increase in corporate overhead, partially offset by a decrease in short-term employee incentive compensation expense.

All Other operating loss excluding non-run-rate items for 2013 was $0.9 million higher than in 2012. The increase primarily reflected a $0.7 million increase in non-discounted workers’ compensation expense related to our non operating locations primarily due to higher reported case reserve estimates and incurred-but-not-reported reserve estimates.
Certain Information Related to Our Significant Tax Attributes
We have significant federal income tax attributes, including sizable net operating loss carry-forwards. Under Section 382(l)(5) (“Section 382”) of the Internal Revenue Code of 1986 ("Code"), our ability to use our federal income tax attributes following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”), would be limited annually to an amount equal to the product of (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
To reduce the risk that an ownership change under Section 382 would jeopardize our ability to fully use our federal income tax attributes, through July 2016 our certificate of incorporation prohibits certain transfers of our equity securities without the prior approval of our Board of Directors if either (a) the transferor holds 5% or more of the total fair market value of all of our issued and outstanding equity securities (such person, a “5% shareholder”) or (b) as a result of such transfer, either (i) any person or group of persons would become a 5% shareholder or (ii) the percentage stock ownership of any 5% shareholder would be increased (any such transfer, a “5% transaction”).

Issuances of new common shares impact the formula to determine whether an ownership change has occurred under Section 382. However, we could issue all shares that are authorized (and not outstanding) without triggering an ownership change.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	December 31, 2014	December 31, 2013
Available cash and cash equivalents	$177.7	$169.5
Short-term investments	114.0	129.5
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	269.1	253.1
Total liquidity	$560.8	$552.1
Available cash and cash equivalents and short-term investments were $291.7 million at December 31, 2014, compared to $299.0 million at December 31, 2013. The decrease was primarily driven by cash outflows for capital expenditures, purchases of available for sale securities, repurchases of common stock, the payment of quarterly dividends and payments to the VEBAs for our annual variable cash contributions with respect to 2013. The decrease was primarily offset by cash inflow from operating activities and proceeds from the disposition of available for sale securities. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with a maturity of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. Short-term restricted cash, which is included in Prepaid expenses and other current assets, was $0.3 million at both December 31, 2014 and December 31, 2013. Long-term restricted cash, which is included in Other assets, was $10.0 million and $9.3 million at December 31, 2014 and December 31, 2013, respectively.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report). There were no borrowings under our Revolving Credit Facility as of December 31, 2014 or December 31, 2013.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Year Ended December 31,
	2014	2013	2012
Total cash provided by (used in):
Operating activities:
Fabricated Products	$199.5	$187.5	$201.3
All Other	(75.4)	(75.8)	(48.9)
Total cash provided by operating activities	$124.1	$111.7	$152.4

Investing activities:
Fabricated Products	$(58.5)	$(69.8)	$(43.5)
All Other	13.8	(43.6)	(78.4)
Total cash used in investing activities	$(44.7)	$(113.4)	$(121.9)

Financing activities:
Fabricated Products	$—	$(0.1)	$(4.8)
All Other	(71.2)	(102.1)	197.9
Total cash (used in) provided by financing activities	$(71.2)	$(102.2)	$193.1
Operating Activities
Fabricated Products — In 2014, Fabricated Products segment operating activities provided $199.5 million of cash. Cash provided in 2014 was primarily related to (i) $151.4 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $46.4 million; and (iii) an increase in accounts payable of $20.7 million due to an increase in general business activities and the timing of payments. Cash provided in 2014 was partially offset by (i) an increase in accounts receivable of $7.7 million; (ii) a $5.0 million decrease in other accrued liabilities due primarily to a decrease in accrued salaries and wages; and (iii) a $6.1 million decrease in long-term liabilities due primarily to a decrease in workers' compensation and environmental accruals.
In 2013, Fabricated Products segment operating activities provided $187.5 million of cash. Cash provided in 2013 was primarily related to $188.6 million of operating income and $15.7 million of Canadian tax benefits, partially offset by $3.3 million of non-cash adjustments. Cash provided in 2013 also included an increase in accounts payable and other accrued liabilities of $2.1 million due to general business activities and the timing of payments, partially offset by an increase in accounts receivable of $7.9 million due partially to the recognition of a $4.4 million receivable relating to tax refunds from the CRA, as well as increases in product shipments near year end and an increase in inventory of $4.4 million in anticipation of higher sales.
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
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see “Results of Operations - Segment and Business Unit Information” above.
All Other — Cash used in operating activities was $75.4 million, $75.8 million and $48.9 million during 2014, 2013 and 2012, respectively. Cash outflow from All Other operating activities in 2014 consisted primarily of payments relating to (i) general and administrative costs of $29.9 million; (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to 2013; (iii) our short-term incentive program in the amount of $4.3 million; and (iv) interest on the Convertible Notes,

Senior Notes and Revolving Credit Facility of $25.6 million in the aggregate. Cash outflow from All Other operating activities in 2013 consisted primarily of payments relating to (i) general and administrative costs of $26.9 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to 2012; and (iii) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $28.1 million in the aggregate. Cash outflow from All Other operating activities in 2012 consisted primarily of payments relating to (i) general and administrative costs of $25.9 million; (ii) interest on the Senior Notes, Convertible Notes and Revolving Credit Facility of $19.4 million in the aggregate; and (iii) our incentive programs in the amount of $2.4 million.
Investing Activities
Fabricated Products — Cash used in investing activities for Fabricated Products was $58.5 million in 2014, compared to $69.8 million of cash used in 2013 and $43.5 million of cash used in 2012. Cash used in 2014, 2013 and 2012 was substantially related to capital expenditures. See “Capital Expenditures and Investments” below for additional information.
All Other — Investing activities in All Other is generally related to purchases and settlements of short-term investments, activities in restricted cash and capital expenditures within the All Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash provided by investing activities during 2014 of $13.8 million consisted primarily of $14.7 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.9 million of capital expenditures. Cash used in investing activities for All Other during 2013 of $43.6 million consisted primarily of $44.7 million net cash outflow relating to purchases and settlements of short-term investments and $0.6 million relating to capital expenditures, partially offset by $1.7 million of cash returned to us from the State of Washington and Bermuda relating to workers' compensation deposits. Cash used in investing activities for All Other during 2012 of $78.4 million consisted primarily of the purchase of $85.0 million of short-term investments offset by the return of $6.9 million of restricted cash previously held in a trust account.
Financing Activities
Fabricated Products — No cash was used in financing activities for Fabricated Products in 2014. Cash used in financing activities for Fabricated Products in 2013 was $0.1 million, relating to the repayment of a capital lease liability. Cash used in financing activities for Fabricated Products in 2012 of $4.8 million was related to the repayment of outstanding principal balance of a promissory note issued in connection with the acquisition of our Florence, Alabama facility.
All Other — Cash used in financing activities in 2014 was $71.2 million, representing (i) $44.1 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $25.4 million of cash dividends paid to our stockholders, including holders of restricted stock and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $2.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by (iv) $0.8 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash used in financing activities in 2013 was $102.1 million, representing primarily (i) $78.3 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $22.4 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $2.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by (iv) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash provided by financing activities in 2012 was $197.9 million, primarily representing (i) net proceeds of $218.4 million from the issuance of the Senior Notes and (ii) $1.3 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $19.6 million of cash dividends paid to our stockholders, including holders of restricted stock and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); and (iv) $2.2 million of cash used in connection with the withholding of shares of our common stock to satisfy employees' minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.

Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, proceeds from the settlement of the Option Assets that hedge our Convertible Notes, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with the payment of amounts due upon the conversion or maturity of our Convertible Notes on April 1, 2015 and our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any variable cash contribution to the VEBAs and planned capital expenditures and investments will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	February 16, 2015	December 31, 2014
Revolving Credit Facility borrowing commitment	$300.0	$300.0

Borrowing base availability	$276.3	$276.7
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.6)	(7.6)
Net remaining borrowing availability	$268.7	$269.1
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for a description regarding our Revolving Credit Facility.
Debt
See “Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments” below for mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. The Convertible Notes are due April 1, 2015 and we expect to exercise the Option Assets relating to shares of our common stock that we acquired in connection with the issuance of the Convertible Notes to cover the amount of cash that we will be required to pay to the holders of any converted Convertible Notes in excess of the principal amount thereof and interest payable thereon. In addition to funds that we expect to receive for the settlement of the Option Assets, we expect to have sufficient liquidity to repay the $175.0 million principal amount of the Convertible Notes upon conversion. See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for further details with respect to the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $59.4 million, $70.4 million and $44.1 million for 2014, 2013 and 2012, respectively.
Capital spending during 2014, 2013 and 2012 included spending on major projects at our Trentwood facility, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. Other projects included capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending in 2014, 2013 and 2012 was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
In 2015, we anticipate capital spending will be in the $50.0 million to $60.0 million range as we continue our capacity expansions for our Automotive Extrusions. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 12 of Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Report for information regarding dividends paid during 2014, 2013 and 2012. See Item 5 of this Report for disclosure regarding the future declaration and payment of dividends.
Repurchases of Common Stock
See Note 12 of Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Report for information regarding repurchases of common stock made during 2014.
See Note 8 of Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Report for information regarding minimum statutory tax withholding obligations arising during 2014, 2013 and 2012 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
As discussed in “Certain Information Related to Our Significant Tax Attributes” above and elsewhere in this Report, our certificate of incorporation places restrictions on the transfer of our common shares through July 2016. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies
See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for information regarding our environmental commitments and contingencies.
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

The following table provides a summary of our significant contractual obligations at December 31, 2014 (dollars in millions):

		Payments Due by Period
	Total	2015	2016	2017	2018	2019	2020 and Thereafter
Operating activities:[1]
Purchase obligations	$309.3	$294.6	$8.9	$2.9	$1.0	$0.5	$1.4
Operating leases	44.9	4.7	3.9	3.2	2.8	2.7	27.6
VEBA payments[2]	14.8	14.0	0.3	0.3	0.1	0.1	—
Standby letters of credit[3]	8.0	—	7.6	—	—	—	—
Uncertain tax liabilities[4]	2.4	—	—	—	—	—	—
Deferred compensation plan liability[5]	7.2	—	—	—	—	—	—
Investing activities:[6]
Capital equipment	1.9	1.9	—	—	—	—	—
Financing activities:[7]
Principal on the Convertible Notes	175.0	175.0	—	—	—	—	—
Cash interest on the Convertible Notes[8]	3.9	3.9	—	—	—	—	—
Principal on the Senior Notes	225.0	—	—	—	—	—	225.0
Interest on the Senior Notes[8]	102.1	18.6	18.6	18.6	18.6	18.6	9.1
Commitment fees on the Revolving Credit Facility[9]	2.6	1.5	1.1	—	—	—	—
Total contractual obligations[6]	$897.1	$514.2	$40.4	$25.0	$22.5	$21.9	$263.1
__________________________
1    See “Obligations for Operating Activities” below.

[2]
Except for the variable cash contribution to the VEBAs to be made in the first quarter of 2015 with respect to the 2014 calendar year and the annual administration fees to the VEBAs, total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a description of our annual variable cash obligations to the VEBAs.

[3]
Of the $8.0 million of standby letters of credit, $0.4 million represents cash collateralized and $7.6 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in September 2016 (for those letters of credit issued under that facility).

[4]
At December 31, 2014, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2015 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

[5]
The amount represents liability relating to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon vesting and other eligibility requirements, it is not practical to present annual payment information.

6    See “Obligations for Investing Activities” below.
7    See “Obligations for Financing Activities” below.

[8]	Interest obligations on the Convertible Notes and Senior Notes are based on scheduled interest payments.

[9]
Future commitment fees are estimated based on the amount of unused credit under our Revolving Credit Facility at December 31, 2014 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in September 2016.

Obligations for Operating Activities
Cash outlays for operating activities primarily consist of purchase obligations with respect to primary aluminum, other raw materials and electricity and payment obligations under operating leases.
We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2014. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
Operating leases represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution. The amount to be contributed to the two VEBAs pursuant to our obligation is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Annual contribution payments are allocated 85% to the Union VEBA and 15% to the Salaried VEBAs. Such annual payments to the two VEBAs are limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million and may not exceed $20.0 million ($17.1 million annually for the Union VEBA and $2.9 million annually for the Salaried VEBA). Our obligation to make annual contributions to the Union VEBA extends through September 30, 2017 and our obligation to the Salaried VEBA has no express termination date. As of December 31, 2014, we determined that the variable cash contribution to the two VEBAs for 2014 was $13.7 million. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding the VEBAs and the effect they had on our consolidated financial statements.
See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our employee benefit plans, including defined contribution plans and defined benefit plans.
Obligations for Investing Activities
Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2014. We expect capital projects to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.
Obligations for Financing Activities
Cash outlays for financing activities consist of our principal obligations under long-term debt, scheduled interest payments on the Convertible Notes and the Senior Notes and commitment fees under our Revolving Credit Facility. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2014.
Off-Balance Sheet and Other Arrangements

•
See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our participation in multi-employer pension plans, which information is incorporated herein by reference.

•
See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2015 and future years, which information is incorporated herein by reference.

•
See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our Convertible Notes hedge transactions, which information is incorporated herein by reference.

Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to the VEBAs and the Canadian defined benefit plan.

At December 31, 2014, our financial statements include two VEBAs, which we are required to reflect on our financial statements as defined benefit postretirement medical plans, despite our limited legal obligations to the VEBAs in regard to those plans and a pension plan for our Canadian facility. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return (“LTRR”) on plan assets and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age and mortality). The most significant assumptions used in determining the estimated year-end obligations include the assumed discount rate, LTRR and medical trend rate.

In addition to the above assumptions used in the actuarial valuation, changes in plan provisions could also have a material impact on the net funded status of the VEBAs. Our only obligations to the VEBAs are to pay up to $0.3 million of administrative expenses per year and an annual variable contribution amount based on the level of our cash flow. The funding status of the VEBAs has no impact on our annual variable contribution amount. We have no control over any aspect of the plans. We rely entirely on information provided to us by the VEBA administrators with respect to specific plan provisions such as annual benefits expected to be paid. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information on our benefit plans.

Since recorded obligations represent the present value of expected pension and postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline.

The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension and postretirement obligations to increase, yielding a reduced net expense of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension and postretirement obligations and, thus, cause the net expense of these obligations to increase.

As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase was assumed to be lower, the projected obligation would decline.

A change in plan provisions could cause the estimated obligations to change. An increase in annual benefits expected to be paid would increase the estimated present value of the obligations and conversely, a decrease in annual benefits expected to be paid would decrease the estimated present value of the obligations.

The rate used to discount future estimated liabilities is determined taking into consideration the rates available at year end on debt instruments that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligation by approximately $13.9 million to $14.7 million in relation to the VEBAs, impact service and interest costs by $0.3 million and impact 2015 expense by approximately $0.2 million to $0.3 million. The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $1.9 million in 2015 in relation to the VEBAs.

An increase/decrease in the assumed medical trend rate of 1% would impact the accumulated postretirement benefit obligation by approximately $29.9 million to $37.7 million in relation to the Union VEBA. An increase/decrease in the assumed medical trend rate of 1% would impact service and interest costs by approximately $2.0 million to $2.6 million in relation to the Union VEBA.

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

Making estimates of possible incremental environmental remediation costs is subject to inherent uncertainties. In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such an event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.

Our judgments and estimates with respect to legal and other commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for loss contingencies in their financial statements only if both (i) the potential loss is “probable” and (ii) the amount (or a range) of probable loss is “estimable.” In reaching a determination of the probability of an adverse ruling in a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss or “estimable” and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances can change causing key assumptions that were used in previous assessments of a matter to change.

In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such an event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to self insurance workers' compensation liabilities.

We are primarily self-insured for workers' compensation benefits provided to employees. Workers' compensation liabilities are estimated for incurred-but-not-reported claims based on judgment, using our historical claims data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. We account for accrued liability relating to workers' compensation claims on a discounted basis.

The accounting for our self-insured workers' compensation plan involves estimates and judgments to determine our ultimate liability related to reported claims and incurred-but-not-reported claims. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. In addition, since recorded obligations represent the present value of expected payments over the life of the claims, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of expected payments to decrease. If our workers' compensation claim trends were to differ significantly from our historic claims experience and as the discount rate changes, we would make a corresponding adjustment to our workers' compensation reserves.

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
Long-Lived Assets.

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the fair value, which may be based on estimated future cash flows (discounted and with interest charges) to the asset’s carrying value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

See Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding impairment charges taken on property, plant and equipment.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $1.1 million to Net income for the year ended December 31, 2014.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Tax Contingencies.

We use a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our tax reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information on the recognition of tax attributes.

Our reserve for contingent tax liabilities reflects uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new plants or business ventures, the level of earnings and the results of tax audits.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

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

Our liability related to uncertain tax positions at December 31, 2014 was $2.4 million.

Inventory Valuation.

We value our inventories at the lower of cost or market value. For the Fabricated Products segment, finished products, work-in-process and raw material inventories are stated on a LIFO basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost.

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

Our estimate of the market value of our inventories contains uncertainties because management is required to make assumptions and to apply judgment to estimate the selling price of our inventories, costs to complete our inventories and normal profit margin.

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future commodity prices and market conditions.
Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Convertible Notes and Option Assets.

The cash conversion feature of the Convertible Notes and the Option Assets are accounted for as derivative instruments. We measure the value of the cash conversion feature as the difference between the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. We value the Convertible Notes based on the trading price of the Convertible Notes and we value the Convertible Notes without the cash conversion feature based on the present value of the series of fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015. Due to the short duration before maturity, management concluded that the fair value of the Option Assets should equal the fair value of the conversion feature as of December 31, 2014.

Significant inputs to the model include the risk-free rate, credit spread and the bid/ask prices of the Convertible Notes, all of which are observable inputs by market participants. Our estimates of fair value of the cash conversion feature of the Convertible Notes and the Option Assets contain uncertainties given that a particular bid/ask price of the Convertible Notes contains an implied expected volatility of our stock price and the probability of certain corporate events. The primary driver of fair values of both the cash conversion feature of the Convertible Notes and the Option Assets is our stock price.

As the fair value of the Option Assets and the cash conversion feature are the same, any changes to our stock price would have a zero impact on net income and cash flow. We therefore do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements.

Acquisitions, Goodwill and Intangible Assets.

We accounted for acquisitions using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values.

We recognize goodwill as of the acquisition date, as a residual over the fair values of the identifiable net assets acquired. Goodwill is tested for impairment on an annual basis as well as on an interim basis as events and changes in circumstances occur.

Definite-lived intangible assets acquired are amortized over the estimated useful lives of the respective assets, to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate goodwill and intangible assets. Additionally, as of December 31, 2014, we do not believe any of our reporting units are at risk of failing step one of the two-step goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material.

New Accounting Pronouncements
For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Aluminum
Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. In certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Additionally, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Because we generally purchase primary and secondary aluminum on a floating price basis, volume that we have committed to sell to customers under a firm-price arrangement and the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis creates metal price risk for us. We use third-party hedging instruments to limit our exposure to metal price risks related to firm-price customer sales contracts and the metal pass through lag on some of our products. (See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.)
During 2014, 2013 and 2012, total Fabricated Products shipments that contained firm-price terms were (in millions of pounds) 138.3, 119.8 and 178.8, respectively. At December 31, 2014, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had price risk on anticipated purchases of aluminum for 2015 totaling approximately (in millions of pounds) 67.2 and for 2016 a de minimis amount.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $6.7 million and $6.4 million on December 31, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $0.7 million and $0.6 million on December 31, 2014 and December 31, 2013, respectively. The balances of such financial instruments may change in future periods and therefore the amounts discussed above may not be indicative of future results.
Foreign Currency
Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. A 10% change in the Canadian dollar exchange rate is estimated to have an annual operating cost impact of $2.0 million. Additionally, on occasion cash commitments for equipment purchases denominated in foreign currencies create foreign currency exchange rate exposure and we generally hedge such exposure with foreign exchange forward contracts. Our foreign currency hedging transactions have been immaterial.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmBtu) and electricity prices (per mwh) would impact our 2015 annual operating costs by approximately $4.0 million and $0.5 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of December 31, 2014, we had Henry Hub NYMEX-based hedge positions in place to cover our exposure to fluctuations in natural gas prices for approximately 81%, 73% and 12% of the expected natural gas purchases for 2015, 2016 and 2017, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in unrealized mark-to-market losses of $6.7 million and $6.5 million on December 31, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of December 31, 2014, we had Mid-C International Commodity Exchange-based hedge positions, as well as physical delivery commitments with energy companies in place to cover our exposure to fluctuations in electricity prices for approximately 44% of the expected electricity purchases for 2015. We estimate that a $5.00 per mwh decrease in electricity prices would have resulted in unrealized mark-to-market losses of $0.9 million and $1.9 million on December 31, 2014 and December 31, 2013, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
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
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and Subsidiary Companies (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and Subsidiary Companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 19, 2015

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$177.7	$169.5
Short-term investments	114.0	129.5
Receivables:
Trade receivables — net	129.3	119.8
Other	10.9	13.4
Inventories	214.7	214.4
Prepaid expenses and other current assets	178.6	44.2
Total current assets	825.2	690.8
Property, plant and equipment — net	454.9	429.3
Net asset of VEBAs	340.1	406.0
Deferred tax assets — net (including deferred tax liability relating to the VEBAs of $120.6 at December 31, 2014 and $152.4 at December 31, 2013 - see Note 5)	30.9	69.1
Intangible assets — net	32.1	33.7
Goodwill	37.2	37.2
Other assets	23.3	104.8
Total	$1,743.7	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81.4	$62.9
Accrued salaries, wages and related expenses	39.6	42.7
Other accrued liabilities	132.8	44.8
Current portion of long-term debt	172.5	—
Short-term capital leases	0.1	0.2
Total current liabilities	426.4	150.6
Net liability of VEBA	17.2	—
Deferred tax liabilities	0.9	1.2
Long-term liabilities	58.3	146.4
Long-term debt	225.0	388.5
Total liabilities	727.8	686.7
Commitments and contingencies — Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2014 and December 31, 2013; no shares were issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2014 and December 31, 2013; 21,197,164 shares issued and 17,607,251 shares outstanding at December 31, 2014; 21,103,700 shares issued and 18,147,017 shares outstanding at December 31, 2013	0.2	0.2
Additional paid in capital	1,028.5	1,023.1
Retained earnings	280.4	233.8
Treasury stock, at cost, 3,589,913 shares at December 31, 2014 and 2,956,683 shares at December 31, 2013	(197.1)	(152.2)
Accumulated other comprehensive loss	(96.1)	(20.7)
Total stockholders’ equity	1,015.9	1,084.2
Total	$1,743.7	$1,770.9
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions of dollars, except share and per share amounts)
Net sales	$1,356.1	$1,297.5	$1,360.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	1,117.5	1,038.9	1,116.2
Unrealized losses (gains) on derivative instruments	10.4	(0.7)	(15.2)
Depreciation and amortization	31.1	28.1	26.5
Selling, administrative, research and development and general:
Selling, administrative, research and development and general	81.4	80.4	74.1
Net periodic pension benefit income relating to VEBAs	(23.7)	(22.5)	(11.9)
Total selling, administrative, research and development and general	57.7	57.9	62.2
Other operating charges, net	1.5	—	4.5
Total costs and expenses	1,218.2	1,124.2	1,194.2
Operating income	137.9	173.3	165.9
Other (expense) income:
Interest expense	(37.5)	(35.7)	(29.1)
Other income, net (see Note 15)	6.7	5.6	2.8
Income before income taxes	107.1	143.2	139.6
Income tax provision	(35.3)	(38.4)	(53.8)
Net income	$71.8	$104.8	$85.8

Net income per common share:
Basic	$4.02	$5.56	$4.49
Diluted	$3.86	$5.44	$4.45
Weighted-average number of common shares outstanding (in thousands):
Basic	17,818	18,827	19,115
Diluted	18,593	19,246	19,278
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In millions of dollars)

Net income	$71.8	$104.8	$85.8
Other comprehensive income (loss):
Defined benefit pension plan and VEBAs:
Total actuarial (loss) gain and prior service costs	(129.5)	2.2	87.8
Reclassification adjustments:
Amortization of net actuarial (gain) loss	(1.8)	1.5	3.1
Amortization of prior service cost	10.6	4.2	4.2
Other comprehensive (loss) income relating to defined benefit pension plan and VEBAs	(120.7)	7.9	95.1
Available for sale securities:
Unrealized (loss) gain on available for sale securities	(0.2)	1.0	0.6
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities	(0.1)	(1.0)	—
Other comprehensive (loss) income relating to available for sale securities	(0.3)	—	0.6
Foreign currency translation adjustment	0.4	0.2	(0.2)
Other comprehensive (loss) income, before tax	(120.6)	8.1	95.5
Income tax benefit (expense) related to items of other comprehensive income (loss)	45.2	(2.8)	(36.5)
Other comprehensive (loss) income, net of tax	(75.4)	5.3	59.0
Comprehensive (loss) income	$(3.6)	$110.1	$144.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, January 1, 2012	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8
Net income	—	—	—	85.8	—	—	—	85.8
Other comprehensive income, net of tax	—	—	—	—	—	—	59.0	59.0
Release of restriction on Union VEBA shares, net of tax of $41.3	—	—	14.4	—	52.9	—	—	67.3
Issuance of non-vested shares to employees and non-employee directors	92,949	—	—	—	—	—	—	—
Issuance of common shares to non-employee directors	3,930	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,355)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,801)	—	(2.2)	—	—	—	—	(2.2)
Cash dividends on common stock ($1.00 per share)	—	—	—	(19.6)	—	—	—	(19.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—	1.3
Amortization of unearned equity compensation	—	—	5.6	—	—	—	—	5.6
Dividends on unvested equity awards that were canceled	—	—	—	0.6	—	—	—	0.6
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$—	$(72.3)	$(26.0)	$1,070.8
Net income	—	$—	$—	$104.8	$—	$—	$—	$104.8
Other comprehensive income, net of tax	—	—	—	—	—	—	5.3	5.3
Issuance of non-vested shares to employees and non-employee directors	76,336	—	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,916	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	36,503	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(820)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(40,075)	—	(2.5)	—	—	—	—	(2.5)
Repurchase of common stock	(1,232,077)	—	—	—	—	(79.3)	—	(79.3)
Distribution from third-party trust	(9,001)	—	—	0.6	—	(0.6)	—	—
Cash dividends on common stock ($1.20 per share)	—	—	—	(23.0)	—	—	—	(23.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.1	—	—	—	—	1.1
Amortization of unearned equity compensation	—	—	6.6	—	—	—	—	6.6
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	—	0.2
BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$—	$(152.2)	$(20.7)	$1,084.2
Net income	—	$—	$—	$71.8	$—	$—	$—	$71.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75.4)	(75.4)
Issuance of non-vested shares to employees and non-employee directors	119,799	—	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,969	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	44,895	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(40,503)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(33,696)	—	(2.4)	—	—	—	—	(2.4)
Repurchase of common stock	(633,230)	—	—	—	—	(44.9)	—	(44.9)
Cash dividends on common stock ($1.40 per share)	—	—	—	(25.4)	—	—	—	(25.4)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.8	—	—	—	—	0.8
Amortization of unearned equity compensation	—	—	6.8	—	—	—	—	6.8
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	—	0.2
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$—	$(197.1)	$(96.1)	$1,015.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions of dollars)
Cash flows from operating activities:
Net income	$71.8	$104.8	$85.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	29.5	26.4	24.7
Amortization of definite-lived intangible assets	1.6	1.7	1.8
Amortization of debt discount and debt issuance costs	11.8	11.0	9.8
Deferred income taxes	34.3	55.4	52.0
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.8)	(1.1)	(1.3)
Non-cash equity compensation	7.0	6.8	5.8
Non-cash unrealized losses (gains) on derivative instruments	6.8	(3.9)	(16.0)
Amortization of option premiums (received) paid, net	—	(0.1)	0.3
Non-cash impairment charges	1.5	—	4.4
Losses (gains) on disposition of property, plant and equipment	0.2	0.1	(0.1)
Losses (gains) on disposition of available for sale securities	0.1	(0.4)	—
Non-cash defined benefit net periodic benefit income	(23.5)	(22.0)	(11.5)
Other non-cash changes in assets and liabilities	0.6	(9.3)	1.2
Changes in operating assets and liabilities:
Trade and other receivables	(7.0)	(3.3)	(27.1)
Inventories	(0.3)	(28.4)	19.7
Prepaid expenses and other current assets[1]	(0.6)	1.1	1.4
Accounts payable	20.3	(1.6)	(1.3)
Accrued liabilities[1]	(6.0)	1.8	10.4
Annual variable cash contributions to VEBAs	(16.0)	(20.0)	—
Payable to affiliate	—	(7.9)	(6.5)
Long-term assets and liabilities, net[1]	(7.2)	0.6	(1.1)
Net cash provided by operating activities	124.1	111.7	152.4
Cash flows from investing activities[2]:
Capital expenditures	(59.4)	(70.4)	(44.1)
Purchase of available for sale securities	(93.5)	(227.8)	(85.0)
Proceeds from disposition of available for sale securities	108.2	183.1	—
Proceeds from disposal of property, plant and equipment	—	—	0.3
Change in restricted cash	—	1.7	6.9
Net cash used in investing activities	(44.7)	(113.4)	(121.9)
Cash flows from financing activities[2]:
Proceeds from issuance of Senior Notes	—	—	225.0
Payment of capital lease liability	(0.1)	(0.1)	(0.1)
Repayment of promissory notes	—	—	(4.7)
Cash paid for financing costs	—	—	(6.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.8	1.1	1.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.4)	(2.5)	(2.2)
Repurchase of common stock	(44.1)	(78.3)	—
Cash dividend paid to stockholders	(25.4)	(23.0)	(19.6)
Cash dividend returned to the Company	—	0.6	—
Net cash (used in) provided by financing activities	(71.2)	(102.2)	193.1
Net increase (decrease) in cash and cash equivalents during the period	8.2	(103.9)	223.6
Cash and cash equivalents at beginning of period	169.5	273.4	49.8
Cash and cash equivalents at end of period	$177.7	$169.5	$273.4

_____________

[1]	Excludes the reclassification of derivatives relating to the Company's cash convertible senior notes from long-term to current as the amounts have no impact on cash flow - see Note 3 and Note 11.

[2]	See Note 14 for the supplemental disclosure on non-cash transactions.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 13 for additional information regarding the Company's reportable segment and business unit.
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
Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.
Recognition of Sales. Sales are generally recognized on a gross basis when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) title, ownership and risk of loss has passed to the customer; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. A provision for estimated sales returns from and allowances to, customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
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
Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. Unbilled receivables are included within Trade receivables on the Company's Consolidated Balance Sheets (see Note 2). For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved; (ii) commitments are deferred; (iii) commitments are reduced; or (iv) performance is completed, in which event the recognition of revenue is deferred until the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company's Consolidated Balance Sheets (see Note 2).
Stock-Based Compensation. Stock-based compensation in the form of service-based awards is provided to executive officers, certain employees and non-employee directors and is accounted for at fair value. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The grant-date fair value is determined based on the stock price on the date of grant, adjusted for expected dividends to be paid during the vesting period.
The Company also grants performance-based awards to executive officers and other key employees. Performance awards granted prior to 2014 are subject to performance conditions pertaining to specified financial metrics and are valued based on the stock price at the date of grant, adjusted for expected dividends to be paid during the vesting period. Performance awards granted in 2014 are subject to performance conditions pertaining to total shareholder return and are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk free interest rate. For more information on the Company's stock-based compensation, see Note 8.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The cost of service-based awards, including time-vested restricted stock and performance shares is recognized as an expense over the requisite service period of the award on a straight-line basis. For performance shares, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 8).
Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold, excluding depreciation, amortization and other items.
Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development and general, are expensed as incurred. Advertising costs for 2014, 2013 and 2012 were $0.6, $1.3 and $0.4, respectively.
Research and Development Costs. Research and development costs, which are included in Selling, research and development and general, are expensed as incurred. Research and development costs for 2014, 2013 and 2012 were $8.9, $7.8 and $6.4, respectively.
Major Maintenance Activities. All major maintenance costs are accounted for using the direct expensing method.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The excesses of current cost over the stated LIFO value of inventory at December 31, 2014 and December 31, 2013 were $37.6 and $0.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company's inventories at December 31, 2014 and December 31, 2013 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment - Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment - net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $2.5, $3.4 and $1.7 during 2014, 2013 and 2012, respectively.
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
Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For 2014, 2013 and 2012, the Company recorded depreciation expense of $29.0, $25.8 and $24.2, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented herein.
Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. The Company regularly assesses whether events and circumstances with the potential to trigger impairment have occurred and relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flow, to make such assessments. The Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset(s) in measuring whether the asset(s) are recoverable. Measurement of the amount of impairment, if any, is based on the difference between the carrying value of the asset(s) and the estimated fair value of such asset(s). Fair value is determined through a series of standard valuation techniques.
During 2014 and 2012, the Company determined not to deploy some of its property, plant and equipment held for future development and recorded impairment charges of $1.5 and $4.4, respectively, to reflect the scrap value of such assets. There were no impairment charges in 2013. Asset impairment charges are included in Other operating charges, net in the Statements of Consolidated Income and are included in the Fabricated Products segment.
Available for Sale Securities. The Company accounts for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see “Fair Values of Financial Assets and Liabilities - Available for Sale Securities” in Note 11), with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss) as a component of Stockholders' equity. Realized gains and losses from the sale of marketable debt securities, if any, are determined on a specific identification basis. Debt investment securities with an original maturity of 90 days or less are classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days are presented as Short-term investments on the Consolidated Balance Sheets. In addition to debt investment securities, the Company also holds assets in various investment funds managed by a third-party trust in connection with the Company's deferred compensation program (see Note 6).
Deferred Financing Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2 and Note 3).
Goodwill and Intangible Assets. Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. A significant amount of synergies resulting from the acquisition of the Company's Florence, Alabama facility was realized by its Newark, Ohio and Jackson, Tennessee manufacturing facilities, which, when combined with the Florence, Alabama facility, are managed into a coordinated manner and comprise the Company's hard alloy rod, bar and wire value chain. Management determined that the hard alloy rod, bar and wire value chain should be considered one reporting unit for the purpose of performing the Company's goodwill impairment test related to the Florence, Alabama facility acquisition. The Company concluded there was no impairment of the carrying value of goodwill at December 31, 2014 or December 31, 2013 (Note 4).
Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its Fabricated Products facilities. The vast majority of such CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

piping) at certain of the Company’s older facilities if such facilities were to undergo major renovation or be demolished. The Company estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in the Company’s consolidated financial statements (see Note 11).
Self Insurance of Employee Health and Workers' Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers' compensation benefits provided to employees. Self insurance liabilities are estimated for incurred-but-not-paid claims based on judgment, using the Company's historical claims data and information and analysis provided by actuarial and claims advisors, the Company's insurance carriers and other professionals. The Company's undiscounted workers' compensation liabilities were estimated at $25.9 and $29.1 at December 31, 2014 and December 31, 2013, respectively. However, the Company accounts for its workers' compensation accrued liability on a discounted basis, using a discount rate of 1.75% at both December 31, 2014 and December 31, 2013. The accrued liabilities for health insurance and workers' compensation is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable (see Note 9). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development and general in the Statements of Consolidated Income.
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
The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's Board of Directors. Hedging transactions are executed centrally on behalf of all of the Company's operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period's end (see Note 11). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase, respectively, in Cost of products sold - Unrealized losses (gains) on derivative instruments and unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 15). See Note 10 for additional information about realized and unrealized gains and losses relating to the Company's derivative financial instruments.
Fair Value Measurements. The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts and plan assets invested by certain of the Company’s employee benefit plans (see Note 11).
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
Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, the Company uses a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 5).
Net Income per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for 2014, 2013 and 2012, which in all years was more dilutive than the two-class method (see Note 12).
Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, natural gas, electricity and foreign currency derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Option Assets”) (see Note 3) and arrangements related to the Company's cash equivalents and short-term investments. If the market value of the Company's net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to post margin by transferring cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to post margin by transferring cash collateral below the threshold to certain counterparties. At both December 31, 2014 and December 31, 2013, the Company had no margin deposits with or from its counterparties.
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company's derivative contracts are major financial institutions and the Company does not expect nonperformance by any of its counterparties.
The Company places its cash in commercial paper, savings accounts, demand notes and money market funds. Such money market funds are with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes.
For information about concentration risks concerning customers and suppliers, see Note 13.
Concentration of Labor Subject to Collective Bargaining Agreements. At December 31, 2014, approximately 63% of the Company's employees were covered by collective bargaining agreements and the Company had collective bargaining agreements with expiration dates in 2015 covering approximately 47% of its employees. In January 2015, collective bargaining agreements covering approximately 36% of the Company's employees were extended through September 30, 2020 (see Note 19).
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
Foreign Currency. Certain of the Company’s foreign subsidiaries use the local currency as its functional currency; its assets and liabilities are translated at exchange rates in effect at the balance sheet date; and its statement of operations is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. At both December 31, 2014 and December 31, 2013, the amount of translation adjustment relating to foreign subsidiaries using local currency as their functional currency was immaterial. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. (“ASU 2013-11”), was issued in July 2013. ASU 2013-11 requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company’s adoption of ASU 2013-11 in the first quarter of 2014 did not have a material impact on its consolidated financial statements.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), was issued in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2017 and the Company will continue to assess the impact on its consolidated financial statements.
ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”), was issued in June 2014. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The Company expects to adopt ASU 2014-12 for the fiscal year ending December 31, 2015 and does not expect the adoption to have a material impact on its consolidated financial statements.
2. Supplemental Balance Sheet Information

	December 31, 2014	December 31, 2013
Cash and Cash Equivalents
Cash and money market funds	$29.5	$57.7
Commercial paper	148.2	111.8
Total	$177.7	$169.5

Trade Receivables - Net
Billed trade receivables	$128.7	$120.2
Unbilled trade receivables — Note 1	1.4	0.4
Trade receivables, gross	130.1	120.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables - net	$129.3	$119.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Inventories
Finished products	$73.6	$72.5
Work-in-process	66.7	75.9
Raw materials	54.2	47.2
Operating supplies and repair and maintenance parts	20.2	18.8
Total	$214.7	$214.4

	December 31, 2014	December 31, 2013
Prepaid Expenses and Other Current Assets
Current derivative assets — Notes 10 and 11	$85.7	$2.0
Current deferred tax assets	86.4	36.7
Short-term restricted cash	0.3	0.3
Other	6.2	5.2
Total	$178.6	$44.2

Property, Plant and Equipment - Net
Land and improvements	$22.9	$22.6
Buildings and leasehold improvements	63.8	53.0
Machinery and equipment	509.8	425.6
Construction in progress	25.2	66.0
Property, plant and equipment - gross	621.7	567.2
Accumulated depreciation	(166.8)	(137.9)
Property, plant and equipment - net	$454.9	$429.3

Other Assets
Derivative assets — Notes 10 and 11	$—	$79.8
Restricted cash	10.0	9.3
Deferred financing costs	5.9	8.9
Deferred compensation plan assets	7.3	6.5
Other	0.1	0.3
Total	$23.3	$104.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Accrued Liabilities
Current derivative liabilities — Notes 10 and 11	$94.9	$1.8
Uncleared cash disbursements	9.1	9.6
Accrued income taxes and taxes payable	5.2	4.3
Accrued annual VEBA contribution	13.7	16.0
Short-term environmental accrual — Note 9	2.3	2.8
Accrued interest	3.7	3.7
Short-term deferred revenue — Note 1	0.2	—
Other	3.7	6.6
Total	$132.8	$44.8

	December 31, 2014	December 31, 2013
Long-Term Liabilities
Derivative liabilities — Notes 10 and 11	$1.9	$84.3
Income tax liabilities	2.4	5.0
Workers’ compensation accruals	21.5	23.3
Long-term environmental accrual — Note 9	17.0	20.0
Long-term asset retirement obligations	4.4	4.0
Long-term deferred revenue - Note 1	0.5	—
Deferred compensation liability	7.2	7.0
Long-term capital leases	0.1	0.1
Other long-term liabilities	3.3	2.7
Total	$58.3	$146.4

Long-Term Debt — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	—	163.5
Total	$225.0	$388.5
3. Debt and Credit Facility
Senior Notes
In May 2012, the Company issued $225.0 principal amount of 8.250% unsecured senior notes due June 1, 2020 (“Senior Notes”) at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $19.4 for both 2014 and 2013 and $11.8 for 2012. A portion of the interest relating to the Senior Notes was capitalized as Construction in progress. The effective interest rate of the Senior Notes is approximately 8.6% per annum, taking into account the amortization of deferred financing costs.
The Senior Notes are unsecured obligations and are guaranteed by existing and future direct and indirect subsidiaries of the Company that are borrowers or guarantors under the Company's revolving credit facility. See Note 17 for condensed Guarantor and Non-Guarantor financial information.
The indenture governing the Senior Notes places limitations on the ability of the Company and certain of its subsidiaries to, among other things, incur liens, consolidate, merge or sell all or substantially all of the Company's and certain of its subsidiaries' assets, incur or guarantee additional indebtedness, enter into transactions with affiliates and to make "restricted payments" (which are defined in the indenture to include certain loans, investments, dividend payments, share repurchases and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

prepayments, redemptions or repurchases of certain indebtedness). Certain types and amounts of restricted payments are allowed by various provisions of the indenture. After March 31, 2015, the indenture provisions permit the Company to make restricted payments in any amount if, after giving effect to such restricted payment, its "consolidated total indebtedness" as a ratio of "EBITDA" (each term as defined in the indenture) is less than 2.00:1.00.
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
Holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes (i) certain ownership changes; (ii) certain recapitalizations, mergers and dispositions; (iii) certain changes in the composition of the Board of Directors of the Company; and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company. The Company may also be required to offer to repurchase the Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the proceeds of certain asset sales.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.5% unsecured Cash Convertible Senior Notes due April 1, 2015 ("Convertible Notes"). The Convertible Notes are not convertible into the Company's common stock or any other securities, but instead will be settled in cash. The Company accounts for the cash conversion feature of the Convertible Notes as a separate derivative instrument (“Bifurcated Conversion Feature”) with the fair value on the issuance date equaling the original issuance discount for purposes of accounting for the debt component of the Convertible Notes. The effective interest rate for the term of the Convertible Notes is approximately 11%, taking into account the amortization of the original issuance discount and deferred financing costs.
The following tables provide additional information regarding the Convertible Notes:

	December 31, 2014	December 31, 2013
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(2.5)	(11.5)
Carrying amount, net of discount	$172.5	$163.5

	Year Ended December 31,
	2014	2013	2012
Contractual coupon interest	$7.9	$7.9	$7.9
Amortization of discount	9.1	8.2	7.3
Amortization of deferred financing costs	1.1	1.2	1.2
Total interest expense[1]	$18.1	$17.3	$16.4
_______________

[1]	A portion of the interest relating to the Convertible Notes was capitalized as Construction in progress.
The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share. As of December 31, 2014, the conversion rate was 20.9186 shares per $1,000 principal amount of the Convertible Notes and the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

equivalent conversion price was approximately $47.80 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
For holders who convert their Convertible Notes during the first quarter of 2015, the final settlement period began on January 15, 2015 and will continue for 50 consecutive trading days, ending on March 27, 2015. The Convertible Notes are convertible at any time prior to 5:00pm New York City time on March 30, 2015. An immaterial amount of Convertible Notes was converted during 2014 pursuant to a provision that permitted early conversion.
Convertible Note Hedge Transactions. In March 2010, the Company purchased Option Assets that have an exercise price equal to the conversion price of the Convertible Notes, an expiration date that is the same as the maturity date or the earlier conversion date of the Convertible Notes and a final settlement period that is the same as for the Convertible Notes. When exercised, the aggregate amount of cash the Company will receive from the counterparties for the Option Assets will cover the aggregate amount of cash that the Company will be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof and interest payable thereon. Contemporaneous with the purchase of the Option Assets, the Company also sold net-share-settled warrants (“Warrants”) that will settle over a 120-day settlement period beginning on July 1, 2015 relating to approximately 3.7 million shares of the Company’s common stock. The Option Assets and the Warrants have anti-dilution provisions similar to the Convertible Notes. At December 31, 2014, the exercise prices were $47.80 per share and $60.70 per share for the Option Assets and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Bifurcated Conversion Feature and the Option Assets.
Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and the other financial institutions party thereto (“Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and certain of its domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 and a borrowing base comprised of (i) 85% of eligible accounts receivable; (ii) the lesser of (a) 65% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent; and (iii) 85% of certain eligible machinery and equipment, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $60.0 of availability under the Revolving Credit Facility may be utilized for letters of credit.
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
The Company had $276.7 of borrowing availability under the Revolving Credit Facility at December 31, 2014, based on the borrowing base determination then in effect. At December 31, 2014, there were no borrowings under the Revolving Credit Facility and $7.6 was being used to support outstanding letters of credit, leaving $269.1 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at December 31, 2014.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, prepay certain debt, pay dividends and repurchase shares. The Company is allowed to prepay debt, pay dividends and repurchase shares in any amount if, after giving effect to such payment, $52.5 or more would be available for the Company to borrow under the Revolving Credit Facility. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

4. Goodwill and Intangible Assets
The Company’s accounting policy is to perform an annual goodwill impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable. As of December 31, 2014, the Company performed a quantitative impairment test and determined that no impairment of its goodwill and intangible assets was required.
Goodwill. The Company had goodwill of $37.2 at both December 31, 2014 and December 31, 2013. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Intangible Assets. In 2014 and 2013, the Company's identifiable intangible assets were related to customer relationships. The original cost of these customer relationships was $38.5 million and accumulated amortization and net book value were $6.4 million and $32.1 million, respectively, at December 31, 2014, and $4.8 million and $33.7 million, respectively, at December 31, 2013.
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $1.6, $1.7 and $1.8 for 2014, 2013 and 2012, respectively. The expected amortization of intangible assets for each of the next five calendar years is $1.6 and $24.1 for years thereafter.
5. Income Tax Matters
Tax Provision. Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$102.1	$138.9	$134.5
Foreign	5.0	4.3	5.1
Income before income taxes	$107.1	$143.2	$139.6
Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
The provision for income taxes consisted of:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Federal	Foreign	State	Total
2014
Current	$(1.0)	$1.0	$(0.6)	$(0.6)
Deferred	6.4	0.3	5.1	11.8
Expense applied to decrease Additional paid in capital/ Other comprehensive income	(41.6)	(0.5)	(4.4)	(46.5)
Total (expense) benefit	$(36.2)	$0.8	$0.1	$(35.3)
2013
Current	$1.1	$16.2	$(0.2)	$17.1
Deferred	(49.7)	(0.5)	(6.7)	(56.9)
Benefit (expense) applied to increase (decrease) Additional paid in capital/Other comprehensive income	1.3	(0.1)	0.2	1.4
Total (expense) benefit	$(47.3)	$15.6	$(6.7)	$(38.4)
2012
Current	$—	$(2.3)	$0.2	$(2.1)
Deferred	(113.0)	(0.2)	(15.3)	(128.5)
Benefit applied to increase Additional paid in capital/ Other comprehensive income	67.4	0.2	9.2	76.8
Total expense	$(45.6)	$(2.3)	$(5.9)	$(53.8)
A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Amount of federal income tax provision based on the statutory rate	$(37.5)	$(50.1)	$(48.9)
Decrease in federal valuation allowances	—	0.1	0.1
Non-deductible compensation expense	(0.1)	(0.3)	(0.4)
Non-deductible expense	(0.3)	(0.9)	(0.3)
State income taxes, net of federal benefit [1]	—	(4.4)	(3.8)
Foreign income tax (expense) benefit	0.3	—	(0.5)
Expiration of statute of limitations	2.3	4.6	—
Settlement with taxing authorities	—	4.4	—
Advance pricing agreement	—	2.9	—
Competent Authority settlement	—	5.3	—
Income tax provision	$(35.3)	$(38.4)	$(53.8)
___________________________

[1]
State income taxes were $2.3 in 2014, but were offset by a $1.6 decrease due to lower tax rates in various states and a $0.7 decrease in the valuation allowance relating to certain state net operating losses. State income taxes of $4.4 in 2013 included a $1.2 increase in the valuation allowance relating to certain unused state net operating losses expected to expire.

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying U.S. federal alternative minimum tax (“AMT”) and some state income taxes. See “Tax Attributes” below.
Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets were as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2014	2013
Deferred income tax assets:
Loss and credit carryforwards	$275.4	$321.8
VEBAs (see Note 6)	5.1	6.1
Other assets	35.0	34.4
Inventories and other	21.5	2.5
Valuation allowances	(19.2)	(19.9)
Total deferred income tax assets	317.8	344.9
Deferred income tax liabilities:
Property, plant and equipment	(74.1)	(73.0)
VEBAs (see Note 6)	(120.6)	(152.4)
Inventories	(6.7)	(14.9)
Total deferred income tax liabilities	(201.4)	(240.3)
Net deferred income tax assets [1]	$116.4	$104.6
__________________________

[1]
Of the total net deferred income tax assets of $116.4, $86.4 was included in Prepaid expenses and other current assets, $30.9 was presented as Deferred tax assets, net and $0.9 was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2014. Of the total net deferred income tax assets of $104.6, $36.7 was included in Prepaid expenses and other current assets and $69.1 was presented as Deferred tax assets, net and $1.2 was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2013.

Tax Attributes. At December 31, 2014, the Company had $606.1 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the $606.1 of NOL carryforwards at December 31, 2014, $1.7 represents excess tax benefits related to the vesting of employee restricted stock, which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $30.1 of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
To preserve the NOL carryforwards available to the Company, the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock through July 2016.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, the Company has a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The increase (decrease) in the valuation allowance was $(0.7), $1.2 and $(0.1) in 2014, 2013 and 2012, respectively.
The decrease in the valuation allowance for 2014 was primarily due to the projected utilization of state NOL carryforwards. The increase in the valuation allowance in 2013 was primarily due to unutilized state NOL carryforwards that were expected to expire. The decrease in the valuation allowance for 2012 was primarily due to the projected utilization of state NOL carryforwards.
Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In 2013, the Company and the Canada Revenue Agency settled audits of the Company's Canadian tax returns for fiscal years 1998 through 2004 resulting in a cash tax benefit to the Company of $7.9, of which, $6.1 was received in 2013 and the remaining $1.8 was received in 2014. In addition, in 2013, the Company signed an advance pricing agreement

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

with the Canada Revenue Agency, which resulted in an additional cash tax benefit of $2.6, which is expected to be refunded within the next 12 months.
The Company’s tax returns for certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
The Company has gross unrecognized benefits relating to uncertain tax positions. A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits at beginning of period	$3.8	$15.7	$13.7
Gross increases for tax positions of prior years	—	—	1.3
Gross decreases for tax positions of prior years	—	(7.6)	(0.1)
Gross increases for tax positions of current years	—	—	0.4
Gross decrease for tax positions relating to lapse of a statute of limitation	(1.4)	(3.3)	—
Foreign currency translation	(0.2)	(1.0)	0.4
Gross unrecognized tax benefits at end of period	$2.2	$3.8	$15.7
If and when the $2.2 and $3.8 of gross unrecognized tax benefits at December 31, 2014 and December 31, 2013, respectively, are recognized, $1.1 and $2.7 will be reflected in the Company's income tax provision and thus affect the effective tax rate in future periods. For the year ended December 31, 2012, if and when the gross unrecognized tax benefits are ultimately recognized, they will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.
The change during 2014 was due to the expiration of statutes and foreign currency fluctuations. The change during 2013 was primarily due to the expiration of statutes, settlements with taxing authorities, foreign currency fluctuations and change in tax positions. The change during 2012 was primarily due to foreign currency fluctuations and change in tax positions.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $1.4 and $2.3 accrued for interest and penalties at December 31, 2014 and December 31, 2013, respectively. Of these amounts, none were recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. The Company recognized a (decrease) increase in interest and penalty of $(0.9), $(5.2) and $0.9 in its tax provision in 2014, 2013 and 2012, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During 2014, 2013 and 2012, the foreign currency impact on such liabilities resulted in $0.3, $0.7 and $(0.5) currency translation adjustments, respectively, which increased (decreased)Other comprehensive income (loss).
The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.

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

•
A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2014, approximately 66% of the plan assets were invested in equity securities and 31% of plan assets were invested in fixed income securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 66% in equity securities, 30% in fixed income securities and the remaining assets in short-term securities. See Note 11 for additional information regarding the fair values of the Canadian pension plan assets.

•
A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986 (the “Code”). Despite the plan being an unfunded plan, the Company makes an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (see Note 2).

•
An employment agreement with the Company’s chief executive officer extending through December 31, 2016. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by the Company without cause and by the executive officer with good reason.

VEBA Postretirement Medical Obligations. Certain eligible retirees receive certain healthcare related benefits through participation in a voluntary employees' beneficiary association ("VEBA") that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the "Union VEBA") or a VEBA that provides benefits for certain other retirees and their spouse and eligible dependents (the "Salaried VEBA" and, together with the Union VEBA, the "VEBAs"). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees, two of which are appointed by the Company and two of which are appointed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"). Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
The Company’s primary financial obligation to the VEBAs is to make an annual variable cash contribution. The formula determining the annual variable contribution amount is 10% of the first $20.0 of annual cash flow (as defined; in general

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0. Such payments may not exceed $20.0 annually and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. The variable cash contribution obligation to the Union VEBA extends through September 2017, while the obligation to the Salaried VEBA has no express termination date.
Amounts owed by the Company to the VEBAs are recorded in the Company's Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets of VEBAs. Such amounts are determined and paid on an annual basis. As of December 31, 2014, the Company determined that the variable contribution for 2014 was $13.7 (comprised of $11.7 to the Union VEBA and $2.0 to the Salaried VEBA). These amounts will be paid during the first quarter of 2015. The variable contribution relating to 2013 in the amount of $16.0 was paid in 2014.
The Company has no claim to the plan assets of the VEBAs nor any obligation to fund their liabilities. The VEBA plan designs and benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company's control. Nevertheless, the Company accounts for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions from the Company and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs (income) in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis.
Under this accounting treatment, the funding status of each of the VEBAs could result in a liability or asset position on the Company's Consolidated Balance Sheets. Such liability or asset has no impact on the Company's cash flow or liquidity. Only the Company's obligation to make an annual variable cash contribution can have a material impact to the Company's cash flow or liquidity.
Key Assumptions. The following data presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s Canadian pension plan and the VEBAs. The Company uses a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of the periods presented were as follows:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2014	December 31, 2013	December 31, 2014		December 31, 2013
			Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Discount rate	4.00%	4.90%	3.80%	3.60%	4.70%	4.20%
Rate of compensation increase	3.00%	3.00%	—	—	—	—
Initial medical trend rate [1]	—	—	7.00%	—	7.50%	—
Ultimate medical trend rate [1]	—	—	5.00%	—	5.00%	—
_____________________

[1]
The medical trend rate assumptions used for the Union VEBA were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 at each of December 31, 2014 and December 31, 2013. A one-percentage-point increase in the assumed medical trend rates would increase the accumulated postretirement benefit obligation of the Union VEBA by $37.7 and $27.8 at December 31, 2014 and December 31, 2013, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the accumulated postretirement benefit obligation of the Union VEBA by $29.9 and $22.7 at December 31, 2014 and December 31, 2013, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Key assumptions made in computing the net asset/obligation of each VEBA and in total include:
With respect to VEBA assets:

•
Based on the information received from the VEBAs, at December 31, 2014 and December 31, 2013 both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees and are not under the control of the Company.

•	The Company's variable payment, if any, is treated as a funding/contribution policy and not counted as a VEBA asset at December 31 for actuarial purposes.
With respect to VEBA obligations:

•	The accumulated postretirement benefit obligation (“APBO”) for each VEBA was computed based on the level of benefits being provided by it at December 31, 2014 and December 31, 2013.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2014 and December 31, 2013, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Canadian Pension Benefits			VEBA Benefits
	2014	2013	2012	2014		2013		2012
				Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Discount rate	4.90%	4.40%	5.60%	4.70%	4.20%	4.00%	3.40%	4.20%	3.75%
Expected long-term return on plan assets [1]	4.75%	4.50%	4.60%	6.75%	7.75%	6.25%	7.25%	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—	—	—	—
Initial medical trend rate[2]	—	—	—	7.50%	—	8.00%	—	8.50%	—
Ultimate medical trend rate[2]	—	—	—	5.00%	—	5.00%	—	5.00%	—
_____________________

[1]	The expected long-term rate of return assumption is based on the targeted investment portfolios provided to the Company by the VEBAs’ trustees.

[2]
The medical trend rate assumptions used for the Union VEBA, which is currently paying certain prescription drug benefits, were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 for each of 2014, 2013 and 2012. A one-percentage-point increase in the assumed medical trend rates would increase the aggregate of the service and interest cost components of net periodic benefit costs by $2.6, $2.0 and $2.5 for 2014, 2013 and 2012, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the aggregate of the service and interest cost components of net periodic benefit costs by $2.0, $1.5 and $2.0 for 2014, 2013 and 2012, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s Canadian pension and the VEBAs as of December 31, 2014 and December 31, 2013 and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets:

	Canadian Pension Benefits		VEBA Benefits
	2014	2013	2014	2013	2013
				(as reclassified)[6]	(as reported)
Change in benefit obligation:
Obligation at beginning of year	$6.6	$7.0	$374.7	$384.1	$384.1
Foreign currency translation adjustment	(0.5)	(0.5)	—	—	—
Service cost	0.2	0.3	2.2	2.5	2.5
Interest cost	0.3	0.3	16.7	14.6	14.6
Prior service cost[1]	—	—	90.4	84.6	—
Actuarial loss (gain)[2]	0.7	(0.2)	10.2	(91.9)	(7.3)
Plan participant contributions	—	—	—	—	—
Benefits paid by Company	(0.3)	(0.3)	—	—	—
Benefits paid by VEBAs	—	—	(24.7)	(21.5)	(21.5)
Reimbursement from retiree drug subsidy[3]	—	—	1.4	2.3	2.3
Obligation at end of year	7.0	6.6	470.9	374.7	374.7

Change in plan assets:
Fair market value of plan assets at beginning of year	6.2	5.7	780.7	744.7	744.7
Foreign currency translation adjustment	(0.5)	(0.4)	—	—	—
Actual return on assets	0.6	0.7	22.7	39.2	39.2
Plan participant contributions	—	—	—	—	—
Sale of Company's common stock by Union VEBA	—	—	—	—	—
Employer/Company contributions[5]	0.3	0.5	13.7	16.0	16.0
Benefits paid by Company	(0.3)	(0.3)	—	—	—
Benefits paid by VEBAs	—	—	(24.7)	(21.5)	(21.5)
Reimbursement from retiree drug subsidy[3]	—	—	1.4	2.3	2.3
Fair market value of plan assets at end of year	6.3	6.2	793.8	780.7	780.7
Net funded status[4]	$(0.7)	$(0.4)	$322.9	$406.0	$406.0
_____________________________

[1]
The prior service cost relating to the VEBAs in 2014 was primarily comprised of (i) a loss of $60.5 due to an increase in the healthcare premium reimbursement benefit in the Union VEBA; (ii) a loss of $15.9 resulting from the addition of a new death benefit starting in 2015 for plan participants in the Union VEBA; and (iii) a loss of $14.0 due to an increase in the annual healthcare reimbursement benefit starting in 2015 for plan participants in the Salaried VEBA.

The prior service cost relating to the VEBAs in 2013 was primarily comprised of a loss of $63.8 due to the addition of a new healthcare premium reimbursement benefit starting in 2014 in the Union VEBA and a loss of $20.8 resulting from an increase in the existing benefits reimbursement rates starting in 2014 for plan participants in both VEBAs.

[2]
The actuarial gain relating to the VEBAs in 2014 was primarily comprised of (i) a gain of $53.6 due to projected lower benefit utilization; (ii) a gain of $18.0 due to projected lower drug claim cost in the future because of lower than expected

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

drug claim costs in 2014 in the Union VEBA; (iii) a gain of $0.4 due primarily to a reduction in administrative cost in the Union VEBA; partially offset by (iv) a loss of $45.0 due primarily to reductions in the discount rates; and (v) a loss of $37.2 due primarily to updated actuarial mortality rates in both VEBAs.
The actuarial gain relating to the VEBAs in 2013 was primarily comprised of (i) a gain of $54.9 due to projected lower drug claim cost in the future because of lower than expected drug claim costs in 2013 in the Union VEBA; (ii) a gain of $30.5 due to a decrease in discount rates used to determine benefit obligations for both VEBAs; (iii) a gain of $8.0 due primarily to a higher than expected mortality rate in the Union VEBA; partially offset by (iv) a loss of $2.7 due primarily to an increase in administrative cost in the Union VEBA.

[3]
The Union VEBA is eligible for the retiree drug subsidy of the Medicare Modernization Act that went into effect January 1, 2006. As a result, the Company has measured the Union VEBA’s obligations and costs to take into account this subsidy.

[4]
Prepaid benefits of $322.9 at December 31, 2014 was comprised of $340.1 presented as Net asset of VEBAs on the Consolidated Balance Sheet related to the Union VEBA, offset by $17.2 presented as Net liability in respect of VEBA related to the Salaried VEBA. Prepaid benefits of $406.0 relating to both VEBAs at December 31, 2013 were presented as Net asset of VEBAs on the Consolidated Balance Sheet.

[5]
The Company accrued a liability for a variable cash contribution of $13.7 to the VEBAs with respect to calendar year 2014, which will be paid in the first quarter of 2015. The Company accrued a liability for a variable cash contribution of $16.0 to the VEBAs with respect to calendar year 2013, which was paid in the first quarter of 2014.

[6]
The presentation of Change in benefit obligation in the table above has been revised from the prior year presentation to reflect separate amounts for actuarial gains and losses and prior service costs related to plan amendments. This information was presented in a footnote to the table in the prior year. The 2013 balances shown above were adjusted to reflect this reclassification. The impacts to the prospective amortization of Prior service cost and Actuarial loss (gain) were not material.

The following table presents the net assets of each VEBA as of the periods presented (such information is also included in the tables required under GAAP above which roll forward the assets and obligations):

	December 31, 2014			December 31, 2013
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
Accumulated plan benefit obligation	$(391.5)	$(79.4)	$(470.9)	$(312.7)	$(62.0)	$(374.7)
Plan assets	731.6	62.2	793.8	717.5	63.2	780.7
Net funded status	$340.1	$(17.2)	$322.9	$404.8	$1.2	$406.0
The accumulated benefit obligation for the Canadian defined benefit pension plan was $6.2 and $5.8 at December 31, 2014 and December 31, 2013, respectively. The Company expects to contribute $0.3 to the Canadian pension plan in 2015.
As of December 31, 2014, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Benefit Payments Due by Period
	2015	2016	2017	2018	2019	2020-2023
Canadian pension plan benefit payments	$0.3	$0.3	$0.3	$0.3	$0.3	$1.6
VEBA benefit payments[1]	30.3	30.1	29.9	29.5	29.2	137.9
Total net benefits	$30.6	$30.4	$30.2	$29.8	$29.5	$139.5
__________________________________

[1]
Such amounts were obtained from the VEBAs. The Company's only financial obligations to the VEBAs are to pay the variable contributions, which may not exceed $20.0 annually, and certain administrative fees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The amount of loss which is recognized in the Consolidated Balance Sheets (in Accumulated other comprehensive income (loss)) associated with the Company’s Canadian defined benefit pension plan and the VEBAs (before tax) that have not yet been reflected in net periodic benefit cost (income) were as follows for the years ended December 31:

	Canadian Pension Benefits		VEBA Benefits
	2014	2013	2014	2013	2013
				(as reclassified)	(as reported)
Accumulated net actuarial (losses) gains	$(1.9)	$(1.8)	$43.6	$84.3	$(0.5)
Transition assets	0.2	0.2	—	—	—
Prior service cost	—	—	(197.4)	(117.5)	(32.7)
Loss recognized in Accumulated other comprehensive income (loss)	$(1.7)	$(1.6)	$(153.8)	$(33.2)	$(33.2)
The amounts in Accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic pension benefit income (costs) at December 31, 2014 that are expected to be recognized in 2015 are $0.1 for the Canadian pension plan relating to prior service cost and $18.3 for the VEBAs. Of the $18.3 relating to the VEBAs, $17.3 is related to amortization of prior service cost and $1.0 is related to amortization of net actuarial gain (loss). See the Statement of Comprehensive Income (Loss) for reclassification adjustments of other comprehensive income that were recognized as components of net periodic benefit costs (income) for 2014, 2013 and 2012.
Fair Value of Plan Assets. See Note 11 for the fair values of the assets of the Canadian pension plan and the VEBAs.
Components of Net Periodic Benefit Cost (Income) — The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The following table presents the components of net periodic benefit cost (income) for the years ended December 31:

	Canadian Pension Benefits			VEBA Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$0.2	$0.3	$0.2	$2.2	$2.5	$3.4
Interest cost	0.3	0.3	0.3	16.7	14.6	17.9
Expected return on plan assets	(0.3)	(0.3)	(0.2)	(51.4)	(45.1)	(40.4)
Amortization of prior service cost[1]	—	—	—	10.6	4.2	4.2
Amortization of net actuarial loss (gain)	0.1	0.2	0.1	(1.8)	1.3	3.0
Net periodic benefit cost (income)	$0.3	$0.5	$0.4	$(23.7)	$(22.5)	$(11.9)
__________________________

[1]	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present the total (income) charges related to all benefit plans for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Included within Fabricated Products:
Canadian pension plan	$0.3	$0.5	$0.4
Deferred compensation plan	0.2	0.3	0.2
Defined contribution plans	7.3	7.2	6.8
Total Fabricated Products[1]	$7.8	$8.0	$7.4

Included within All Other:
VEBAs[2]	$(23.7)	$(22.5)	$(11.9)
Deferred compensation plan	0.7	0.9	0.8
Defined contribution plans	0.8	0.7	0.7
Total All Other	$(22.2)	$(20.9)	$(10.4)

Total	$(14.4)	$(12.9)	$(3.0)
___________________________

[1]
Substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, administrative, research and development and general.

[2]	Included within the Statements of Consolidated Income as Net periodic pension benefit income relating to VEBAs.
7. Multiemployer Pension Plans
Overview. The Company contributes to multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees at certain facilities. At December 31, 2014, approximately 55% of the Company's total employees were union-represented employees at facilities participating in these multiemployer pension plans. The Company currently estimates that contributions will range from $3.0 to $5.0 per year through 2015.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company's participation in multiemployer pension plans for the year ended December 31, 2014 is outlined in the table below:

Pension Fund	Employer Identification Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented in 2014[2]	Contributions of the Company			Surcharge Imposed in 2014	Expiration Date of Collective-Bargaining Agreement
					2014	2013	2012
		2014	2013
Steelworkers Pension Trust (USW)[3]	236648508	Green	Green	No	$3.1	$2.9	$3.0	No	Sep 2015	-	Nov 2017
Other Funds[4]					0.9	0.9	0.9
					$4.0	$3.8	$3.9
________________

[1]
The most recent Pension Protection Act zone status available in 2014 and 2013 for the Steelworkers Pension Trust is for the plan's year-end at December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded.

[2]
The “FIP/RP Status Pending/Implemented” column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

[3]
The Company is party to three USW collective-bargaining agreements that require contributions to the Steelworkers Pension Trust. As of December 31, 2014, USW collective bargaining agreements covering employees at the Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities covers 86% of the Company's USW-represented employees and expires in September 2015. In January 2015, the Company and the USW entered into a new five-year labor agreement relating to these facilities, effective October 1, 2015 through September 30, 2020. The Company's monthly contributions per hour worked by each bargaining unit employee at the Newark and Trentwood facilities are (in whole dollars) $1.25 and will increase to (in whole dollars) $1.50 in July 2015 and $1.75 in 2019. The union contracts covering employees at the Richmond (Bellwood), Virginia facility and Florence, Alabama facility cover 9% and 5% of the Company's USW-represented employees, respectively, and expire in November 2017 and March 2017, respectively.

[4]	Other Funds consists of plans that are not individually significant.
The Company was not listed in any of the plans' Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2014, Forms 5500 were not available for the plan years ending in 2014. Further, there were no significant changes to the number of employees covered by the Company's multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
8. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
The Company has annual short-term incentive compensation plans for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the 2012 and 2013 STI Plans were based primarily on the economic value added ("EVA") of the Company’s Fabricated Products business, adjusted for certain safety and individual performance factors. EVA, as defined by the Company's 2012 and 2013 STI Plans, is the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Amounts, if any, that will be earned under the 2014 STI plan are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets under the 2014 STI plan were determined based on the EVA of the Company’s Fabricated Products business. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Total costs relating to STI Plans were recorded as follows for each period presented:

	Year Ended December 31,
	2014	2013	2012
Cost of products sold, excluding depreciation and amortization and other items	$4.7	$4.6	$4.3
Selling, administrative, research and development and general	8.0	11.1	10.1
Total costs recorded in connection with STI Plans	$12.7	$15.7	$14.4
The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2014	2013	2012
Fabricated Products	$9.6	$11.2	$9.9
All Other	3.1	4.5	4.5
Total costs recorded in connection with STI Plans	$12.7	$15.7	$14.4
Long-Term Incentive Programs ("LTI Programs")
General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016 and no grants will be made thereunder after that date. The Company's Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2014, 776,549 common shares were available for additional awards under the Equity Incentive Plan.
Non-vested Common Shares and Restricted Stock Units. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and each restricted stock unit that becomes vested entitles the recipient to receive one common share. For both non-vested common shares and restricted stock units, the service period is generally one year for non-employee directors and three years for executive officers and other key employees.
In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Each performance share that becomes vested entitles the recipient to receive one common share. Performance shares granted prior to 2014 ("EVA-Based Performance Shares") are subject to performance conditions pertaining to the Company’s EVA performance, measured over specified three-year performance periods. The number of EVA-Based Performance Shares that will ultimately vest and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the average annual EVA achieved for the specified three-year performance period. Performance shares granted in 2014 ("TSR-Based Performance Shares") are subject to performance conditions pertaining to the Company’s total shareholder return ("TSR") over a three-year performance period compared to the TSR of a specified group of peer companies. The number of TSR-Based Performance Shares that will ultimately vest under the 2014-2016 LTI Program and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the percentile ranking of the Company’s TSR compared to the group of peer companies. During 2014, a portion of the EVA-Based Performance Shares granted under the 2011-2013 LTI Program vested (see "Summary of Activity" below). The vesting of performance shares resulting in the issuance and delivery of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

common shares, if any, under the 2012-2014, 2013-2015 and 2014-2016 LTI Programs will occur in 2015, 2016 and 2017, respectively.
Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in Selling, administrative, research and development and general. Non-cash compensation expense by type of award under LTI Programs were as follows for each period presented:

	Year Ended December 31,
	2014	2013	2012
Non-vested common shares and restricted stock units	$3.9	$4.3	$3.8
EVA-Based Performance Shares	1.0	2.3	1.8
TSR-Based Performance Shares	1.9	—	—
Total non-cash compensation expense	$6.8	$6.6	$5.6
The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2014	2013	2012
Fabricated Products	$3.2	$2.2	$1.7
All Other	3.6	4.4	3.9
Total non-cash compensation expense	$6.8	$6.6	$5.6
Recognized tax benefits relating to non-cash compensation expense were $2.5, $2.4 and $2.1 for 2014, 2013 and 2012, respectively.
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award:

	December 31, 2014
	Unrecognized gross compensation costs	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$5.6	2.2
EVA-Based Performance Shares	$1.6	1.0
TSR-Based Performance Shares	$4.4	2.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares and TSR-Based Performance Shares for the year ended December 31, 2014 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013	143,967	$51.09	5,472	$51.03	562,554	$49.26	—	$—
Granted [1]	119,799	66.42	2,235	67.42	—	—	160,868	83.18
Vested	(64,493)	52.20	(2,350)	46.83	(42,545)	47.21	—	—
Forfeited [1]	(40,503)	60.21	—	—	(28,613)	51.44	(10,645)	83.18
Canceled [2]	—	$—	—	$—	(137,820)	46.65	—	—
Outstanding at December 31, 2014	158,770	$59.88	5,357	$59.71	353,576	$50.35	150,223	$83.18
_____________________

[1]	For EVA-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout.

[2]
For EVA-Based Performance Shares and TSR-Based Performance Shares, canceled represents the number of shares that did not vest due to EVA or TSR performance results falling below those required for maximum payout.

The total grant-date fair value for shares granted was $14.8 during both 2014 and 2013 and $13.9 in 2012. The total grant-date fair value for shares that vested during 2014, 2013 and 2012 was $5.5, $5.1 and $3.5, respectively.
Stock Options. The Company has fully-vested stock options granted in 2007. There were 16,645 and 20,791 fully-vested options outstanding as of December 31, 2014 and December 31, 2013, respectively, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 2.25 and 3.25 years, respectively. The average fair value of the options granted was $39.90. During 2014, no options were granted, exercised or forfeited and 4,146 options expired.
Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. During each of the periods ending December 31, 2014, 2013 and 2012, the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2014, 2013 and 2012, 33,696, 40,075 and 45,801 commons shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
9. Commitments and Contingencies
Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Option Assets and Warrants) and letters of credit (see Note 3 and Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Rental expenses were $7.4, $7.5 and $10.0 for 2014, 2013 and 2012, respectively. There are renewal options in various operating leases subject to certain terms and conditions. Minimum rental commitments under operating leases at December 31, 2014 were as follows:

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020 and Thereafter
Minimum rental commitments	$4.7	$3.9	$3.2	$2.8	$2.7	$27.6
The Company's purchase obligations at December 31, 2014 consisted of (i) various contracts with suppliers of aluminum that require the Company to purchase minimum quantities of aluminum in 2015 at a price to be determined at the time of purchase based primarily on the underlying metal price at that time and (ii) energy contracts requiring the Company to purchase minimum quantities of electricity in future years at a fixed price. Amounts to be purchased in 2015 under the variable priced metal contracts totaled $283.7 and are included in the table below based on minimum quantities at the metal price as of December 31, 2014. The Company believes the minimum quantities are lower than its current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different. All remaining amounts in the table below relate to the fixed price electricity contracts discussed above. The total amounts due under purchase obligations as of December 31, 2014 were as follows:

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020 and Thereafter
Purchase obligations	$294.6	$8.9	$2.9	$1.0	$0.5	$1.4
Environmental Contingencies. The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations.
The Company has established procedures for regularly evaluating environmental loss contingencies. The Company’s environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and the Company’s assessment of the likely remediation actions to be taken.
The following table presents the changes in such accruals, which are primarily included in Long-term liabilities:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$22.8	$21.7	$22.0
Additional accruals	0.8	4.5	1.2
Less expenditures	(4.3)	(3.4)	(1.5)
Ending balance	$19.3	$22.8	$21.7
In 2012, the Company submitted a final feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls, ("PCBs") at the Trentwood facility. The Company also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin the initiation of a treatability study in regards to proposed PCB remediation methods. The Company began implementation of certain approved sections of the work plan in 2013 and continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.
During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), the Company initiated an investigational study of the Newark facility related to historical on-site waste disposal. As this work continues and progresses to a risk assessment and feasibility study, the Company will establish and update estimates for probable and estimable remediations, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 18 to 24 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

At December 31, 2014, the Company’s environmental accrual of $19.3 represented the Company’s estimate of the incremental remediation cost based on (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to the Newark, Ohio facility; and (iii) facts related to certain other locations owned or formally owned by the Company. In accordance with approved and proposed remediation action plans, the Company expects that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $25.1 over the remediation period. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months.
Other Contingencies. The Company is party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material impact on the Company’s consolidated financial position, operating results, or liquidity.
10. Derivative Financial Instruments and Related Hedging Programs
Overview. In conducting its business, the Company enters into derivative transactions, including forward contracts and options, to limit its economic (i.e. cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes; and (iii) foreign currency requirements with respect to its foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency. Additionally, in connection with the issuance of the Convertible Notes, the Company purchased Option Assets relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Convertible Notes (see Note 3).
The Company’s derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of the Company's chief executive officer, chief financial officer, chief accounting officer, vice president of metal risk and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to the Company’s Board of Directors on the scope of its activities.
Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to its customers. In certain instances the Company enters into firm-price arrangements with its customers for stipulated volumes to be delivered in the future. Additionally, for some of its higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to the Company when metal prices decline and an adverse impact to the Company when metal prices increases. Because the Company generally purchases primary and secondary aluminum on a floating price basis, the volume that it has committed to sell to its customers under a firm-price arrangement and the lag in passing through metal price movements to customers on some of its higher value added products sold on a spot basis create metal price risk for the Company. The Company uses third-party hedging instruments to limit exposure to metal price risk related to firm-price customer sales contracts and the metal pass through lag on some of its products. See Note 11 for additional information regarding the Company’s material derivative positions relating to hedges of operational risk and their respective fair values.
A majority of the Company's derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require the Company to provide additional collateral in the event the Company's liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to its liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of its hedging activities, or both. The aggregate fair value of the Company's derivative instruments that were in a net liability position at December 31, 2014 was $11.4.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued $175.0 principal amount of Convertible Notes due on April 1, 2015, which can only be settled in cash. The conversion feature of the Convertible Notes was required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Option Assets, which are accounted for as derivative instruments. The Company expects that the cash received from the settlement of the Option Assets will equal and offset the cash that it will be required to pay to the holders of any converted Convertible Notes in excess of the principal amount thereof and interest payable thereon. See Note 11 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Option Assets.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following for each period presented:

	Year Ended December 31,
	2014	2013	2012
Realized gains (losses):
Aluminum	$6.9	$(5.5)	$(9.0)
Natural Gas	1.0	(1.8)	(6.7)
Electricity	(0.1)	0.8	(3.4)
Total realized gains (losses):	$7.8	$(6.5)	$(19.1)
Unrealized (losses) gains:
Hedges of operational risk:
Aluminum	$(2.6)	$(3.1)	$10.1
Natural Gas	(6.0)	2.6	4.3
Electricity	(1.8)	1.1	0.8
Foreign Currency	—	0.1	—
Total hedges of operational risk	(10.4)	0.7	15.2
Option Assets relating to the Convertible Notes	5.2	24.2	9.0
Bifurcated Conversion Feature of the Convertible Notes	(1.6)	(21.0)	(8.2)
Total unrealized (losses) gains	$(6.8)	$3.9	$16.0
The following table summarizes the Company's material derivative positions at December 31, 2014:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/15 through 1/16	67.3
Midwest premium swap contracts[1]	1/15 through 12/15	67.1

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/15 through 12/17	6,720,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/15 through 12/15	175,200

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of Contracts (Common Shares)
Bifurcated Conversion Feature[4]	3/10 through 4/15	3,660,738
Option Assets[4]	3/10 through 4/15	3,660,738
_________________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company's purchases of primary aluminum.

[2]
As of December 31, 2014, the Company had Henry Hub NYMEX-based hedge positions in place to cover exposure to fluctuations in prices for approximately 81%, 73% and 12% of the expected natural gas purchases for 2015, 2016 and 2017, respectively.

[3]
As of December 31, 2014, the Company had Mid-C International Commodity Exchange-based hedge positions in place to cover exposure to fluctuations in prices for approximately 44% of the expected electricity purchases for 2015.

[4]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. The Option Assets expire on the maturity or earlier conversion of the Convertible Notes and have an exercise price equal to the conversion price of the Convertible Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes. Although the fair value of the Option Assets is derived from a notional number of shares of the Company's common stock, the Option Assets may only be settled in cash.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company's derivatives by type of counterparty as of December 31, 2014:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$0.9	$—	$0.9	$0.8	$—	$0.1
Counterparty (without netting agreements)[1]	84.8	—	84.8	—	—	84.8
Total	$85.7	$—	$85.7	$0.8	$—	$84.9

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(8.0)	$—	$(8.0)	$(0.8)	$—	$(7.2)
Counterparty (without netting agreements)[1]	(85.0)	—	(85.0)	—	—	(85.0)
Counterparty (with partial netting agreements)	(3.8)	—	(3.8)	—	—	(3.8)
Total	$(96.8)	$—	$(96.8)	$(0.8)	$—	$(96.0)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Option Assets at December 31, 2014 (see Note 11).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$1.0	$—	$1.0	$0.8	$—	$0.2
Counterparty (without netting agreements)[1]	80.4	—	80.4	—	—	80.4
Counterparty (with partial netting agreements)	0.4	—	0.4	0.4	—	—
Total	$81.8	$—	$81.8	$1.2	$—	$80.6

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(1.6)	$—	$(1.6)	$(0.8)	$—	$(0.8)
Counterparty (without netting agreements)[1]	(83.2)	—	(83.2)	—	—	(83.2)
Counterparty (with partial netting agreements)	(1.3)	—	(1.3)	(0.4)	—	(0.9)
Total	$(86.1)	$—	$(86.1)	$(1.2)	$—	$(84.9)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Option Assets at December 31, 2013 (see Note 11).
11. Fair Value Measurements
Overview
The Company applies the fair value hierarchy established by GAAP for the recognition and measurement of assets and liabilities. An asset or liability's fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty risk in its assessment of fair value.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Financial assets and liabilities that the Company measures at fair value as required by GAAP include: (i) its derivative instruments; (ii) the plan assets of the VEBAs and the Company's Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to the Company's deferred compensation plan (see Note 6). The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability.
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
Bifurcated Conversion Feature and Option Assets - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Convertible Notes are valued based on the trading price of the Convertible Notes each period end (see “All Other Financial Assets and Liabilities” below). The fair value of the Convertible Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015. The Bifurcated Conversion Feature and the Option Assets were designed to offset each other upon their maturity. Due to the short duration before maturity, management concluded that the fair value of the Option Assets should equal the fair value of the Bifurcated Conversion Feature as of December 31, 2014.
As of December 31, 2014, the Bifurcated Conversion Feature and Option Assets were recorded as current liabilities and assets, respectively, and were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively.
The aggregate fair value of the Company's derivatives, recorded on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, was a net liability of $11.1 and $4.3, respectively. The increase in the net liability position during 2014 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of asset positions during such period. Changes in the fair value of the Company's derivative contracts relating to operational hedging activities are reflected in Operating income (see Note 10).
VEBA and Canadian Pension Plan Assets. The VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The VEBA assets are outside of the Company's control and the Company does not have insight into the investment strategies. The fair value of the plan assets of the VEBA assets is based on information made available to the Company by the VEBA administrators.
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
The fair value of the plan assets of the VEBAs and the Company's Canadian pension plan is measured annually on December 31 and is reflected in the Company's Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

advisors responsible for managing the assets of each plan, which the Company independently reviews for reasonableness. With respect to the VEBAs, the investment advisors providing the valuations are engaged by the VEBA trustees.
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
Available for Sale Securities. The Company holds debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At December 31, 2014, the remaining maturity period with respect to short-term investments ranged from nine days to approximately 15 months. In addition to debt investment securities, the Company also holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 6). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Midwest premium swap contracts	—	—	1.0	1.0
Hedges Relating to the Convertible Notes - Option Assets	—	84.7	—	84.7

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	54.0	340.3	—	394.3
Mortgage-backed securities	—	30.1	—	30.1
Corporate debt securities[2]	—	75.4	—	75.4
Equity investment funds in registered investment companies[3]	—	191.3	—	191.3
United States Treasuries	—	39.5	—	39.5
Municipal debt securities	—	1.8	—	1.8
Cash and money market investments[4]	19.3	—	—	19.3
Asset-backed securities	—	8.1	—	8.1
Diversified investment funds in registered investment companies[5]	20.4	6.2	—	26.6

All Other Financial Assets
Cash and cash equivalents[6]	29.5	148.2	—	177.7
Short-term investments	—	114.0	—	114.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$123.2	$1,046.9	$1.0	$1,171.1

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum - Fixed price purchase contracts	$—	$(4.2)	$—	$(4.2)
Natural Gas - Fixed price purchase contracts	—	(6.2)	—	(6.2)
Electricity - Fixed price purchase contracts	—	(1.7)	—	(1.7)
Hedges Relating to the Convertible Notes - Bifurcated Conversion Feature	—	(84.7)	—	(84.7)

All Other Financial Liabilities
Senior Notes	(244.5)	—	—	(244.5)
Convertible Notes, including Bifurcated Conversion Feature	(263.3)	—	—	(263.3)
Total liabilities	$(507.8)	$(96.8)	$—	$(604.6)
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed price purchase contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	1.1	1.1
Natural Gas - Fixed price purchase contracts	—	0.5	—	0.5
Electricity - Fixed price purchase contracts	—	0.5	—	0.5
Foreign Currency - Euro	—	0.1	—	0.1
Hedges Relating to the Convertible Notes - Option Assets	—	79.5	—	79.5

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	57.0	318.0	—	375.0
Mortgage-backed securities	—	25.9	—	25.9
Corporate debt securities[2]	—	78.2	—	78.2
Equity investment funds in registered investment companies[3]	—	175.3	—	175.3
United States Treasuries	—	43.3	—	43.3
Municipal debt securities	—	1.6	—	1.6
Cash and money market investments[4]	36.8	—	—	36.8
Asset-backed securities	—	8.5	—	8.5
Diversified investment funds in registered investment companies[5]	20.1	6.2	—	26.3

All Other Financial Assets
Cash and cash equivalents[6]	57.7	111.8	—	169.5
Short-term investments	—	129.5	—	129.5
Deferred compensation plan assets	—	6.5	—	6.5
Total assets	$171.6	$985.5	$1.1	$1,158.2

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum - Fixed price purchase contracts	$—	$(1.8)	$—	$(1.8)
Natural Gas - Fixed price purchase contracts	—	(0.8)	—	(0.8)
Electricity - Fixed price purchase contracts	—	(0.4)	—	(0.4)
Hedges Relating to the Convertible Notes - Bifurcated Conversion Feature	—	(83.1)	—	(83.1)

All Other Financial Liabilities
Senior Notes	(255.4)	—	—	(255.4)
Convertible Notes, including Bifurcated Conversion Feature	(260.0)	—	—	(260.0)
Total liabilities	$(515.4)	$(86.1)	$—	$(601.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

_________________________

1.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios, including (i) marketable fixed income securities such as (a) U.S. Treasury and other government and agency securities, (b) municipal bonds, (c) mortgage-backed securities, (d) asset-backed securities, (e) corporate bonds, notes and debentures in various sectors, (f) preferred and common stock, (g) investments in affiliated and other investment companies, (h) short-term investments and other net assets and (i) repurchase agreements and reverse repurchase agreements; (ii) other commingled investments; (iii) investment grade debt; (iv) fixed income instruments which may be represented by options, future contracts or swap agreements; and (v) cash and cash equivalents. The fair value of assets in this category is estimated using the net asset value per share of the investments.

2.
This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2014 represented approximately 51%, 37% and 12% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2013 represented approximately 56%, 35% and 9% of the total portfolio in this category, respectively. The fair value of assets in this category is estimated using the net asset value per share of the investments.

3.
This category represents investments in equity funds that invest in portfolios comprised of (i) equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalization; (ii) common stock in investment trust funds; and (iii) other short-term investments. The fair value of assets in this category is determined by using quoted prices in active markets for investments considered Level 1 inputs and estimated using the net asset value per share of the investments for investments considered Level 2 inputs.

4.	This category represents cash and investments in various money market funds.

5.
The plan assets are invested in investment funds that hold a diversified portfolio of (i) U.S and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents. The fair value of assets in this category is estimated using the net asset value per share of the investments.

6.	See Note 2 for components of cash and cash equivalents.
Financial instruments classified as Level 3 in the fair value hierarchy represent Midwest premium swap contracts for which at least one significant unobservable input in the valuation model is a management estimate. This is necessary due to the lack of an exchange traded product with observable market pricing data. Fair value was determined using a forward curve based on the average pricing quotes from the Company's trading counterparties and applying a discount factor based on the risk free interest rate.
The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at December 31, 2014	Valuation technique	Unobservable input	Range ($ in unit price)
Assets:
Midwest premium contracts	1.0	Discounted fair value	Pricing forward curve	$0.236 per metric ton in Jan 2015 to $0.205 per metric ton in Dec 2016

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents a reconciliation of activity for the Level 3 Midwest premium derivative contracts on a net basis:

	Year Ended December 31,
	2014	2013
Fair value measurement at beginning of period	$1.1	$0.4
Total realized/unrealized gains included in:
Cost of goods sold, excluding depreciation and amortization and other items and Unrealized (gains) losses on derivative instruments	4.4	(0.1)
Transactions involving Level 3 derivative contracts:
Purchases	2.8	1.0
Sales	—	—
Issuances	—	—
Settlements	(7.3)	(0.2)
Transactions involving Level 3 derivatives - net	(4.5)	0.8
Transfers in and (or) out of Level 3 valuation hierarchy	—	—
Fair value measurement at end of period	$1.0	$1.1

Total gains included in Unrealized (gains) losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at December 31:	$1.0	$1.1
Fair Values of Non-Financial Assets and Liabilities
CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred; (ii) incremental costs associated with special handling or treatment of CARO materials; and (iii) the credit-adjusted risk-free rate applicable at the time additional CARO cash flows are estimated; all of which are considered Level 3 inputs as they involve significant judgment of the Company.
During 2014, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. The following table summarizes the activity relating to the Company's CARO liabilities:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$4.4	$4.1	$4.0
Liabilities settled during the period	—	(0.2)	(0.5)
Accretion expense	0.4	0.4	0.3
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	—	0.1	0.3
Ending balance	$4.8	$4.4	$4.1
__________________________________________

[1]
The adjustments in 2013 did not have a material impact on the basic and diluted net income per share for 2013. The adjustment in 2012 decreased both basic and diluted net income per share for 2012 by approximately $0.02 per share.

The estimated fair value of CARO liabilities at December 31, 2014 and December 31, 2013 were both based upon the application of a weighted-average credit-adjusted risk-free rate of 8.6%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
During 2014, the Company performed a review of its property, plant and equipment held for future development that it determined not to deploy for future use, resulting in impairment charges to reflect the scrap value of such assets (see Note 1). With the exception of the impairment of these assets, the Company concluded that none of its non-financial assets, including

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

goodwill and intangible assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities at December 31, 2014 and December 31, 2013.
12. Net Income Per Share
Basic and diluted net income per share for 2014, 2013 and 2012 were calculated as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$71.8	$104.8	$85.8
Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	17,818	18,827	19,115
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	179	178	163
Add: dilutive effect of warrants	596	241	—
Diluted[2]	18,593	19,246	19,278

Net income per common share, Basic:	$4.02	$5.56	$4.49
Net income per common share, Diluted:	$3.86	$5.44	$4.45
_____________

[1]	The basic weighted-average number of common shares outstanding during the period excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods were calculated using the treasury method.
There were 16,645 and 20,791 fully-vested options outstanding as of December 31, 2014 and December 31, 2013, respectively, in each case exercisable to purchase common shares at $80.01 per share. The number of potentially dilutive stock options were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for each of the periods presented.
Warrants relating to approximately 3.7 million and 3.6 million common shares were outstanding at December 31, 2014 (at an average exercise price of approximately $60.70 per share) and December 31, 2013 (at an average exercise price of approximately $61.08 per share), respectively.
During 2014, 2013 and 2012, the Company paid a total of approximately $25.4 ($1.40 per common share), $23.0 ($1.20 per common share) and $19.6 ($1.00 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout). Additionally, during the third quarter of 2013, $0.6 of cash dividends paid in respect of common shares of the Company held in trust by a third-party, as well as 9,001 such common shares were returned to the Company. The fair market value of the shares was included in Other income, net (see Note 15).
From time to time, the Company repurchases shares pursuant to a stock repurchase program authorized by the Company’s Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by the Company’s Board of Directors at any time.
In 2014 and 2013, the Company repurchased 633,230 and 1,232,077 shares of common stock at a weighted-average price of $70.87 and $64.35 per share, respectively, pursuant to the stock repurchase program. The total cost of $44.9 and $79.3 was

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

recorded as Treasury stock as of December 31, 2014 and December 31, 2013, respectively. The Company purchased no shares under this program during 2012. At December 31, 2014 and December 31, 2013, $72.8 and $117.6, respectively, were available to repurchase the Company’s common shares pursuant to the stock repurchase program.
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
In addition to the Fabricated Products segment, the Company has a business unit, All Other, which provides general and administrative support for the Company's operations. For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or other net operating charges.
The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable:

	Year Ended December 31,
	2014	2013	2012
Net sales:
Fabricated Products	$1,356.1	$1,297.5	$1,360.1
Segment operating income (loss):
Fabricated Products [1,2]	$151.4	$188.6	$190.8
All Other[3]	(13.5)	(15.3)	(24.9)
Total operating income	$137.9	$173.3	$165.9
Interest expense	(37.5)	(35.7)	(29.1)
Other income, net	6.7	5.6	2.8
Income before income taxes	$107.1	$143.2	$139.6
Depreciation and amortization:
Fabricated Products	$30.6	$27.6	$26.0
All Other	0.5	0.5	0.5
Total depreciation and amortization	$31.1	$28.1	$26.5
Capital expenditures:
Fabricated Products	$58.5	$69.8	$43.8
All Other	0.9	0.6	0.3
Total capital expenditures	$59.4	$70.4	$44.1

	December 31, 2014	December 31, 2013
Assets:
Fabricated Products	$878.9	$852.5
All Other[4]	864.8	918.4
Total assets	$1,743.7	$1,770.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

__________________

[1]
Operating results in the Fabricated Products segment for 2014, 2013 and 2012 included $1.2, $4.0 and $1.1, respectively, of environmental expense. Fabricated Products segment operating results for 2014 and 2012 included $1.5 and $4.4 of asset impairment charge relating to certain property, plant and equipment.

[2]
Fabricated Products segment results for 2014, 2013 and 2012 include non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $(10.4), $0.7 and $15.2, respectively. For further discussion regarding mark-to-market matters, see Note 10.

[3]	Operating results of All Other include VEBA net periodic pension benefit income of $23.7, $22.5 and $11.9 for 2014, 2013 and 2012, respectively.

[4]	Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs and net deferred income tax assets.
Net sales by product categories based on end market applications for the Fabricated Products segment were as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales:
Aero/HS products	$686.3	$677.0	$695.1
Automotive Extrusions	173.5	129.5	125.5
GE products	419.5	411.0	441.4
Other products	76.8	80.0	98.1
Total net sales	$1,356.1	$1,297.5	$1,360.1
Geographic information for net sales based on country of origin, income taxes paid and long-lived assets were as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,254.0	$1,204.7	$1,256.5
Canada	102.1	92.8	103.6
Total net sales	$1,356.1	$1,297.5	$1,360.1
Income taxes paid:
Fabricated Products —
United States	$2.1	$1.2	$0.5
Canada	1.4	0.9	1.3
Total income taxes paid	$3.5	$2.1	$1.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2014	2013
Long-lived assets:[1]
Fabricated Products —
United States	$432.6	$409.5
Canada	17.4	15.3
Total Fabricated Products long-lived assets	450.0	424.8
All Other —
United States	4.9	4.5
Total All Other long-lived assets	4.9	4.5
Total long-lived assets	$454.9	$429.3
__________________
1    Long-lived assets represent Property, plant and equipment, net.
The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for 2014, 2013 and 2012.
The Company depends on a core group of significant customers and suppliers of primary aluminum. The loss of the Company’s largest customers or suppliers would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationships between the Company and its customers and suppliers are good and the risk of loss of its largest customers or suppliers is remote.
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 one individual customer represented 22%, 23% and 22%, respectively, of Fabricated Products Net sales. For the years ended December 31, 2014 and December 31, 2013, a second individual customer represented 10% and 12%, respectively, of Fabricated Products Net sales.
At December 31, 2014, two individual customers accounted for 10% and 12% of the trade receivables balance and two individual customers accounted 12% and 14% of the trade receivables balance at December 31, 2013.
Information for export sales and primary aluminum supply from the Company's major suppliers were as follows:

	Year Ended December 31,
	2014	2013	2012
Percentage of Net sales:
Export sales	19%	17%	18%

Percentage of Total Annual Primary Aluminum Supply (lbs):
Supply from the Company's top five major suppliers	71%	86%	78%
Supply from the Company's largest supplier	30%	25%	29%
Supply from the Company's second and third largest suppliers	25%	35%	31%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
Interest paid	$25.6	$28.1	$19.4
Income taxes paid	$3.5	$2.1	$1.8
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.8	$1.0	$—
Unpaid purchases of property and equipment	$1.8	$4.4	$3.4
Purchases of property and equipment through capital leasing arrangements	$—	$0.2	$0.1
15. Other Income, Net
Other income, net consisted of the following for each period presented:

	Year Ended December 31,
	2014	2013	2012
Interest income	$1.0	$0.4	$0.4
Unrealized gains on financial derivatives[1]	3.6	3.2	0.8
Realized gains on investments	1.0	1.4	0.5
Distribution from third-party trust[2]	—	0.6	—
Insurance settlement	—	—	0.4
All other, net	1.1	—	0.7
Other income, net	$6.7	$5.6	$2.8
____________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

[2]	See Note 12 for discussion of the distribution.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

16. Other Comprehensive (Loss) Income
The following table presents the tax effect allocated to each component of other comprehensive (loss) income for each period presented:

	Before-Tax	Before-Tax	Income Tax
	Amount	Amount	(Expense)	Net-of-Tax
	(as reported)	(as reclassified)[4]	Benefit[3]	Amount
2014
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(39.0)		$14.5	$(24.5)
Prior service cost arising during the period	(90.5)		33.8	(56.7)
Total actuarial (loss) gain and prior service costs	(129.5)		48.3	(81.2)
Reclassification adjustments:
Amortization of net actuarial (gain)[1]	(1.8)		0.7	(1.1)
Amortization of prior service cost[1]	10.6		(3.9)	6.7
Other comprehensive income relating to defined benefit pension plan and VEBAs	(120.7)		45.1	(75.6)
Available for sale securities:
Unrealized loss on available for sale securities	(0.2)		0.1	(0.1)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[2]	(0.1)		—	(0.1)
Other comprehensive loss relating to available for sale securities	(0.3)		0.1	(0.2)
Foreign currency translation adjustment	0.4		—	0.4
Other comprehensive loss	$(120.6)		$45.2	$(75.4)

2013
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$2.2	$87.0	$(32.5)	$54.5
Prior service cost arising during the period	—	(84.8)	31.8	(53.0)
Total actuarial gain (loss) and prior service costs	2.2	2.2	(0.7)	1.5
Reclassification adjustments:
Amortization of net actuarial loss[1]	1.5	1.5	(0.5)	1.0
Amortization of prior service cost[1]	4.2	4.2	(1.6)	2.6
Other comprehensive income relating to defined benefit pension plan and VEBAs	7.9	7.9	(2.8)	5.1
Available for sale securities:
Unrealized gain on available for sale securities	1.0	1.0	(0.3)	0.7
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(1.0)	(1.0)	0.3	(0.7)
Other comprehensive income relating to available for sale securities	—	—	—	—
Foreign currency translation adjustment	0.2	0.2	—	0.2
Other comprehensive income	$8.1	$8.1	$(2.8)	$5.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Before-Tax	Before-Tax	Income Tax
	Amount	Amount	(Expense)	Net-of-Tax
	(as reported)	(as reclassified)[4]	Benefit[3]	Amount
2012
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$87.8		$(33.5)	$54.3
Reclassification adjustments:
Amortization of net actuarial loss[1]	3.1		(1.1)	2.0
Amortization of prior service cost[1]	4.2		(1.7)	2.5
Other comprehensive income relating to defined benefit pension plan and VEBAs	95.1		(36.3)	58.8
Available for sale securities:
Unrealized gain on available for sale securities	0.6		(0.2)	0.4
Foreign currency translation adjustment	(0.2)		—	(0.2)
Other comprehensive income	$95.5		$(36.5)	$59.0
____________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Net periodic pension benefit income relating to VEBAs.

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

[4]
The presentation of other comprehensive income in the table above has been revised from the prior year presentation to reflect separate amounts for actuarial gains and losses and prior service costs related to plan amendments. The 2013 balances were adjusted to reflect this reclassification. The impacts to the prospective amortization of Prior service cost and Accumulated net actuarial (losses) gains were not material.

17. Condensed Guarantor and Non-Guarantor Financial Information
The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012 (“Indenture”), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto (“Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (“Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary’s guarantee of certain other indebtedness; or (iv) the exercise of legal defeasance or covenant defeasance by the Company or the discharge of the Company’s obligations under the Indenture.
The following condensed consolidating financial information as of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 present (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, "Non- Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in the Company's subsidiaries and other intercompany sales and cost of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$175.3	$2.4	$—	$177.7
Short-term investments	—	114.0	—	—	114.0
Receivables:
Trade receivables — net	—	126.1	3.2	—	129.3
Intercompany receivables	204.2	4.0	0.9	(209.1)	—
Other	—	5.6	5.3	—	10.9
Inventories	—	208.0	7.6	(0.9)	214.7
Prepaid expenses and other current assets	85.1	93.1	0.4	—	178.6
Total current assets	289.3	726.1	19.8	(210.0)	825.2
Investments in and advances to subsidiaries	1,209.2	32.5	—	(1,241.7)	—
Property, plant and equipment — net	—	437.4	17.5	—	454.9
Long-term intercompany receivables	—	—	15.9	(15.9)	—
Net assets of VEBAs	—	340.1	—	—	340.1
Deferred tax assets — net	—	23.8	—	7.1	30.9
Intangible assets — net	—	32.1	—	—	32.1
Goodwill	—	37.2	—	—	37.2
Other assets	4.4	18.8	0.1	—	23.3
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.3	$73.8	$6.3	$—	$81.4
Intercompany payable	—	221.3	3.3	(224.6)	—
Accrued salaries, wages and related expenses	—	36.5	3.1	—	39.6
Other accrued liabilities	88.2	43.8	0.8	—	132.8
Current portion of long-term debt	172.5	—	—	—	172.5
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	262.0	375.5	13.5	(224.6)	426.4
Net liability in respect of VEBA	—	17.2	—	—	17.2
Deferred tax liabilities	—	—	0.9	—	0.9
Long-term intercompany payable	—	15.9	—	(15.9)	—
Long-term liabilities	—	50.3	8.0	—	58.3
Long-term debt	225.0	—	—	—	225.0
Total liabilities	487.0	458.9	22.4	(240.5)	727.8

Total stockholders’ equity	1,015.9	1,189.1	30.9	(1,220.0)	1,015.9
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$157.7	$6.8	$—	$169.5
Short-term investments	—	129.5	—	—	129.5
Receivables:
Trade receivables — net	—	117.7	2.1	—	119.8
Intercompany receivables	—	0.1	0.2	(0.3)	—
Other	—	5.3	8.1	—	13.4
Inventories	—	208.6	6.4	(0.6)	214.4
Prepaid expenses and other current assets	0.1	43.7	0.4	—	44.2
Total current assets	5.1	662.6	24.0	(0.9)	690.8
Investments in and advances to subsidiaries	1,437.9	26.5	—	(1,464.4)	—
Property, plant and equipment — net	—	414.0	15.3	—	429.3
Long-term intercompany receivables	31.3	1.6	9.5	(42.4)	—
Net assets of VEBAs	—	406.0	—	—	406.0
Deferred tax assets — net	—	60.2	—	8.9	69.1
Intangible assets — net	—	33.7	—	—	33.7
Goodwill	—	37.2	—	—	37.2
Other assets	86.2	18.5	0.1	—	104.8
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.1	$56.3	$5.5	$—	$62.9
Intercompany payable	—	13.9	0.1	(14.0)	—
Accrued salaries, wages and related expenses	—	39.3	3.4	—	42.7
Other accrued liabilities	3.5	39.9	1.4	—	44.8
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	4.6	149.6	10.4	(14.0)	150.6
Deferred tax liabilities	—	—	1.2	—	1.2
Long-term intercompany payable	—	40.7	1.7	(42.4)	—
Long-term liabilities	83.2	52.0	11.2	—	146.4
Long-term debt	388.5	—	—	—	388.5
Total liabilities	476.3	242.3	24.5	(56.4)	686.7

Total stockholders’ equity	1,084.2	1,418.0	24.4	(1,442.4)	1,084.2
Total	$1,560.5	$1,660.3	$48.9	$(1,498.8)	$1,770.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,323.4	$133.9	$(101.2)	$1,356.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,098.3	117.8	(98.6)	1,117.5
Unrealized loss on derivative instruments	—	10.4	—	—	10.4
Depreciation and amortization	—	30.0	1.1	—	31.1
Selling, administrative, research and development and general:
Selling, administrative, research and development and general	4.1	69.7	9.9	(2.3)	81.4
Net periodic pension benefit income relating to VEBAs	—	(23.7)	—	—	(23.7)
Total selling, administrative, research and development and general	4.1	46.0	9.9	(2.3)	57.7
Other operating charges, net	—	1.5	—	—	1.5
Total costs and expenses	4.1	1,186.2	128.8	(100.9)	1,218.2
Operating (loss) income	(4.1)	137.2	5.1	(0.3)	137.9
Other (expense) income:
Interest expense	(37.5)	(0.6)	—	0.6	(37.5)
Other income (expense), net	3.7	3.2	0.4	(0.6)	6.7
(Loss) income before income taxes	(37.9)	139.8	5.5	(0.3)	107.1
Income tax (provision) benefit	—	(50.2)	0.8	14.1	(35.3)
Earnings in equity of subsidiaries	109.7	6.0	—	(115.7)	—
Net income	$71.8	$95.6	$6.3	$(101.9)	$71.8

Comprehensive (loss) income	$(3.6)	$19.9	$6.6	$(26.5)	$(3.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,275.2	$118.0	$(95.7)	$1,297.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,026.0	105.7	(92.8)	1,038.9
Unrealized gains on derivative instruments	—	(0.7)	—	—	(0.7)
Depreciation and amortization	—	27.0	1.1	—	28.1
Selling, administrative, research and development and general:
Selling, administrative, research and development and general	3.8	70.1	8.9	(2.4)	80.4
Net periodic pension benefit income relating to VEBAs	—	(22.5)	—	—	(22.5)
Total selling, administrative, research and development and general	3.8	47.6	8.9	(2.4)	57.9
Total costs and expenses	3.8	1,099.9	115.7	(95.2)	1,124.2
Operating (loss) income	(3.8)	175.3	2.3	(0.5)	173.3
Other (expense) income:
Interest expense	(36.6)	0.5	—	0.4	(35.7)
Other income (expense), net	3.9	2.0	—	(0.3)	5.6
(Loss) income before income taxes	(36.5)	177.8	2.3	(0.4)	143.2
Income tax (provision) benefit	—	(68.1)	15.7	14.0	(38.4)
Earnings in equity of subsidiaries	141.3	17.6	—	(158.9)	—
Net income	$104.8	$127.3	$18.0	$(145.3)	$104.8

Comprehensive income	$110.1	$131.6	$19.0	$(150.6)	$110.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,326.0	$124.0	$(89.9)	$1,360.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,090.0	110.2	(84.0)	1,116.2
Unrealized loss on derivative instruments	—	(15.2)	—	—	(15.2)
Depreciation and amortization	—	25.5	1.0	—	26.5
Selling, administrative, research and development and general:
Selling, administrative, research and development and general	2.0	69.6	8.2	(5.7)	74.1
Net periodic pension benefit income relating to VEBAs	—	(11.9)	—	—	(11.9)
Total selling, administrative, research and development and general	2.0	57.7	8.2	(5.7)	62.2
Other operating charges, net	—	4.5	—	—	4.5
Total costs and expenses	2.0	1,162.5	119.4	(89.7)	1,194.2
Operating (loss) income	(2.0)	163.5	4.6	(0.2)	165.9
Other (expense) income:
Interest expense	(28.2)	(1.0)	—	0.1	(29.1)
Other income, net	0.8	1.5	0.6	(0.1)	2.8
(Loss) income before income taxes	(29.4)	164.0	5.2	(0.2)	139.6
Income tax provision	—	(62.6)	(2.3)	11.1	(53.8)
Earnings in equity of subsidiaries	115.2	2.6	—	(117.8)	—
Net income	$85.8	$104.0	$2.9	$(106.9)	$85.8

Comprehensive income	$144.8	$164.0	$1.9	$(165.9)	$144.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$35.6	$81.8	$6.7	$—	$124.1
Cash flows from investing activities:
Capital expenditures	—	(56.4)	(3.0)	—	(59.4)
Purchase of available for sale securities	—	(93.5)	—	—	(93.5)
Proceeds from disposition of available for sale securities	—	108.2	—	—	108.2
Net cash used in investing activities	—	(41.7)	(3.0)	—	(44.7)
Cash flows from financing activities:
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(44.1)	—	—	—	(44.1)
Cash dividend paid to stockholders	(25.4)	—	—	—	(25.4)
Intercompany loan	31.3	(23.2)	(8.1)	—	—
Net cash used in financing activities	(40.6)	(22.5)	(8.1)	—	(71.2)
Net (decrease) increase in cash and cash equivalents during the period	(5.0)	17.6	(4.4)	—	8.2
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$—	$175.3	$2.4	$—	$177.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(29.2)	$131.7	$9.2	$—	$111.7
Cash flows from investing activities:
Capital expenditures	—	(66.5)	(3.9)	—	(70.4)
Purchase of available for sale securities	—	(227.8)	—	—	(227.8)
Proceeds from disposition of available for sale securities	—	183.1	—	—	183.1
Change in restricted cash	—	0.7	1.0	—	1.7
Net cash used in investing activities	—	(110.5)	(2.9)	—	(113.4)
Cash flows from financing activities:
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(78.3)	—	—	—	(78.3)
Cash dividend paid to stockholders	(23.0)	—	—	—	(23.0)
Cash dividend returned to the Company	0.6	—	—	—	0.6
Intercompany loan	132.4	(130.5)	(1.9)	—	—
Net cash provided by (used in) financing activities	29.2	(129.5)	(1.9)	—	(102.2)
Net (decrease) increase in cash and cash equivalents during the period	—	(108.3)	4.4	—	(103.9)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$157.7	$6.8	$—	$169.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(17.8)	$164.3	$5.9	$—	$152.4
Cash flows from investing activities:
Capital expenditures	—	(42.6)	(1.5)	—	(44.1)
Purchase of available for sale securities	—	(85.0)	—	—	(85.0)
Proceeds from disposal of property, plant and equipment	—	0.3	—	—	0.3
Change in restricted cash	6.9	0.4	(0.4)	—	6.9
Net cash provided by (used in) investing activities	6.9	(126.9)	(1.9)	—	(121.9)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	225.0	—	—	—	225.0
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Cash paid for financing costs	(6.6)	—	—	—	(6.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(19.6)	—	—	—	(19.6)
Intercompany loan	(185.7)	189.1	(3.4)	—	—
Net cash provided by (used in) financing activities	10.9	185.6	(3.4)	—	193.1
Net increase in cash and cash equivalents during the period	—	223.0	0.6	—	223.6
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$266.0	$2.4	$—	$273.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

18. Quarterly Financial Data (Unaudited)
The following tables present the unaudited financial data for each of the interim periods in 2014 and 2013.

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2014
Net sales	$335.1	$344.1	$338.9	$338.0
Cost of products sold, excluding depreciation, amortization and other items	282.9	275.5	280.4	278.7
Unrealized (gains) losses on derivative instruments	(2.0)	(1.6)	3.6	10.4
Gross profit	54.2	70.2	54.9	48.9
Operating income	32.1	46.4	32.6	26.8
Net income	$15.8	$24.5	$15.9	$15.6
Net income per common share, Basic	$0.88	$1.38	$0.90	$0.88
Net income per common share, Diluted	$0.85	$1.33	$0.85	$0.85

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2013
Net sales	$337.4	$328.9	$319.9	$311.3
Cost of products sold, excluding depreciation, amortization and other items	263.6	261.5	259.5	254.3
Unrealized losses (gains) on derivative instruments	0.7	4.2	(1.5)	(4.1)
Gross profit	73.1	63.2	61.9	61.1
Operating income	50.0	40.1	41.6	41.6
Net income	$33.5	$18.6	$25.4	$27.3
Net income per common share, Basic	$1.75	$0.99	$1.37	$1.48
Net income per common share, Diluted	$1.73	$0.98	$1.34	$1.44
19. Subsequent Events
Dividend Declaration. On January 13, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.40 per common share, or approximately $7.1 (including dividend equivalents), which was paid on February 13, 2015 to stockholders of record at the close of business on January 23, 2015.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Following the open of business on January 21, 2015, the ex-dividend date for the Company's February 13, 2015 dividend, (a) the Convertible Notes' conversion rate increased slightly to 20.9664 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price decreased slightly to $47.70 per share, (b) the Option Assets' exercise price decreased slightly to $47.70 per share and (c) the Warrants' exercise price decreased slightly to $60.57 per share.
Ratification of New Five-Year Labor Agreement with the USW. On January 28, 2015, union members at the Company's Newark, Ohio and Trentwood facilities ratified a new five-year labor agreement. The agreement affects approximately 900 union members and is effective on October 1, 2015 and extends through September 30, 2020. The new labor agreement also extends the term of the Director Designation Agreement that allows the USW to nominate candidates to the Company's board of directors through December 31, 2020. In addition, the Company's obligation for annual contribution payments, capped at $17.1 per year, to the Union VEBA will expire in September 2017. The Company is currently assessing the impact the expiration of the Union VEBA funding requirement will have on its consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;
(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2014 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2015 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2015 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2015 annual meeting of stockholders.

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
3. Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 115), which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: February 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 19, 2015
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 19, 2015
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 19, 2015
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 19, 2015
Carolyn Bartholomew

Director
David Foster

Director
L. Patrick Hassey

/s/ Teresa A. Hopp	Director	Date: February 19, 2015
Teresa A. Hopp

/s/ Lauralee Martin	Director	Date: February 19, 2015
Lauralee Martin

Director
William F. Murdy

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 19, 2015
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 19, 2015
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 19, 2015
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
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

10.2	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.3	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Description of Compensation of Directors (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014 File No. 000-52105)

**10.7
Employment Agreement, dated as of March 5, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.8
Amendment to Employment Agreement, dated March 31, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.9
Amendment to Restricted Stock Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.10
Amendment to Performance Shares Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

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

10.18
Letter agreement effective September 10, 2014 between the Company and the USW (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 11, 2014, File No. 000-52105).

**10.19
Form of Change in Control Severance Agreement for John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.20
Form of Amendment to the Change in Control Severance Agreement with John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.21
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

**10.24
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

**10.27
Description of 2012 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 26, 2012, File No. 000-52105).

**10.28
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

**10.30
2013 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

**10.31
Kaiser Aluminum Corporation 2013 - 2015 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No.000-52105).

**10.32
Description of 2013 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.33
Description of 2013 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.34	2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.35
2014 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.36	2014 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 6, 2014, File No. 000-52105).

**10.37
2014 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.38	2014-2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.39
Description of 2014 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.40
Description of 2014 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

*12.1	Statement Regarding Computation of Ratios.

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by the Company on February 18, 2015, File No. 000-52105.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Label

*101.PRE	XBRL Taxonomy Extension Presentation
_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.