Form 10-Q
period 2015-03-31
KAISER ALUMINUM CORP
filed 2015-04-30
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                                             Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2015, there were 17,154,172 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$220.9	$177.7
Short-term investments	30.0	114.0
Receivables:
Trade receivables – net	149.7	129.3
Other	8.8	10.9
Inventories	218.0	214.7
Prepaid expenses and other current assets	195.8	178.6
Total current assets	823.2	825.2
Property, plant and equipment – net	458.1	454.9
Net assets of Union VEBA	—	340.1
Deferred tax assets – net (including deferred tax liability relating to the Union VEBA of $0.0 and $127.0 at March 31, 2015 and December 31, 2014, respectively)	161.7	30.9
Intangible assets – net	31.7	32.1
Goodwill	37.2	37.2
Other assets	23.0	23.3
Total	$1,534.9	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83.1	$81.4
Accrued salaries, wages and related expenses	33.6	39.6
Other accrued liabilities	157.2	132.8
Current portion of long-term debt	175.0	172.5
Short-term capital leases	—	0.1
Total current liabilities	448.9	426.4
Net liabilities of Salaried VEBA	16.8	17.2
Deferred tax liabilities	0.8	0.9
Long-term liabilities	89.1	58.3
Long-term debt	225.0	225.0
Total liabilities	780.6	727.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2015 and December 31, 2014; no shares were issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2015 and at December 31, 2014; 21,265,315 shares issued and 17,270,143 shares outstanding at March 31, 2015; 21,197,164 shares issued and 17,607,251 shares outstanding at December 31, 2014	0.2	0.2
Additional paid in capital	1,029.1	1,028.5
(Accumulated deficit) retained earnings	(18.7)	280.4
Treasury stock, at cost, 3,995,172 shares at March 31, 2015 and 3,589,913 shares at December 31, 2014, respectively	(227.1)	(197.1)
Accumulated other comprehensive loss	(29.2)	(96.1)
Total stockholders’ equity	754.3	1,015.9
Total	$1,534.9	$1,743.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED (LOSS) INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2015	2014
	(In millions of dollars, except share and per share amounts)
Net sales	$371.7	$335.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	302.3	282.9
Unrealized losses (gains) on derivative instruments	4.5	(2.0)
Depreciation and amortization	8.0	7.4
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	22.7	20.3
Net periodic postretirement benefit cost (income) relating to VEBAs – Note 5	0.6	(5.6)
Loss on removal of Union VEBA net assets – Note 5	492.2	—
Total selling, general, administrative, research and development	515.5	14.7
Total costs and expenses	830.3	303.0
Operating (loss) income	(458.6)	32.1
Other (expense) income:
Interest expense	(9.8)	(8.8)
Other income, net – Note 13	0.4	1.9
(Loss) income before income taxes	(468.0)	25.2
Income tax benefit (provision)	175.8	(9.4)
Net (loss) income	$(292.2)	$15.8

Net (loss) income per common share:
Basic	$(16.85)	$0.88
Diluted	$(16.85)	$0.85
Weighted-average number of common shares outstanding (in thousands):
Basic	17,344	17,921
Diluted	17,344	18,514

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2015	2014
	(In millions of dollars)
Net (loss) income	$(292.2)	$15.8
Other comprehensive (loss) income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial losses (gains)	0.3	(0.3)
Amortization of prior service cost	0.7	2.8
Removal of obligation relating to Union VEBA	106.6	—
Other comprehensive income relating to VEBAs	107.6	2.5
Available for sale securities:
Unrealized gains on available for sale securities	—	0.1
Reclassification adjustments:
Reclassification of unrealized losses (gains) upon sale of available for sale securities	0.1	(0.1)
Other comprehensive income relating to available for sale securities	0.1	—
Foreign currency translation adjustment	0.1	0.2
Other comprehensive income, before tax	107.8	2.7
Income tax expense related to items of other comprehensive income (loss)	(40.9)	(1.8)
Other comprehensive income, net of tax	66.9	0.9
Comprehensive (loss) income	$(225.3)	$16.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$(197.1)	$(96.1)	$1,015.9
Net income	—	—	—	(292.2)	—	—	(292.2)
Other comprehensive income, net of tax	—	—	—	—	—	66.9	66.9
Issuance of non-vested shares to employees and non-employee directors	51,510	—	—	—	—	—	—
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	50,809	—	—	—	—	—	—
Cancellation of employee non-vested shares	(540)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(33,628)	—	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(405,259)	—	—	—	(30.0)	—	(30.0)
Cash dividends on common stock ($0.40 per share)	—	—	—	(7.1)	—	—	(7.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.0	—	—	—	1.0
Amortization of unearned equity compensation	—	—	2.1	—	—	—	2.1
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, March 31, 2015	17,270,143	$0.2	$1,029.1	$(18.7)	$(227.1)	$(29.2)	$754.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended
	March 31,
	2015	2014
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(292.2)	$15.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	7.6	7.0
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	3.2	2.9
Deferred income taxes – Note 4	(176.7)	8.7
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.0)	(0.7)
Non-cash equity compensation	2.1	2.0
Non-cash unrealized losses (gains) on derivative instruments	4.5	(2.9)
Non-cash net periodic postretirement benefit charges (income) relating to VEBAs[1]	0.6	(5.6)
Non-cash loss on removal of Union VEBA net assets[1]	446.7	—
Other non-cash changes in assets and liabilities	0.3	0.1
Changes in operating assets and liabilities:
Trade and other receivables	(18.3)	(2.2)
Inventories	(3.3)	11.3
Prepaid expenses and other current assets	(2.4)	(2.3)
Accounts payable	0.4	10.4
Accrued liabilities[1]	19.1	(1.4)
Annual variable cash contributions to VEBAs[1]	(13.7)	(16.0)
Long-term assets and liabilities, net[1]	30.1	(0.4)
Net cash provided by operating activities	7.4	27.1
Cash flows from investing activities:
Capital expenditures	(11.3)	(15.4)
Proceeds from disposition of available for sale securities	84.0	25.0
Net cash provided by investing activities	72.7	9.6
Cash flows from financing activities:
Repayment of capital lease	(0.1)	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.0	0.7
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.5)	(2.2)
Repurchase of common stock	(28.2)	(12.7)
Cash dividend paid to stockholders	(7.1)	(6.4)
Net cash used in financing activities	(36.9)	(20.6)
Net increase in cash and cash equivalents during the period	43.2	16.1
Cash and cash equivalents at beginning of period	177.7	169.5
Cash and cash equivalents at end of period	$220.9	$185.6
____________

[1]	See Note 5 for the impact of removing the Union VEBA net assets.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer to Kaiser Aluminum Corporation and its consolidated subsidiaries.
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. Our business is organized into one operating segment, Fabricated Products. See Note 11 for additional information regarding our reportable segment and business unit.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2015 fiscal year. The financial information as of December 31, 2014 is derived from our audited consolidated financial statements and footnotes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.
Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of our consolidated financial position and results of operations.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. The excesses of current cost over the stated LIFO value of inventory at March 31, 2015 and December 31, 2014 was $24.7 million and $37.6 million, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at March 31, 2015 and December 31, 2014 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.3 million and $1.1 million during the quarters ended March 31, 2015 and March 31, 2014, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended March 31, 2015 and March 31, 2014, we recorded depreciation expense of $7.5 million and $6.8 million, respectively, relating to our operating facilities in the Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.
Concentration of Labor Subject to Collective Bargaining Agreements. At March 31, 2015, approximately 63% of our employees were covered by collective bargaining agreements and 2% of our employees were covered by collective bargaining agreements with expiration dates occurring within the remainder of 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Dividends. To the extent we expect to be in a capital surplus position by the end of the fiscal year, cash dividends and dividend equivalents paid are charged against (Accumulated deficit) retained earnings; otherwise, dividends and dividend equivalents paid are charged against Additional paid in capital.
New Accounting Pronouncements. ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. We expect to adopt ASU 2014-09 for the fiscal year ending December 31, 2017, unless the adoption date is extended by the Financial Accounting Standard Board, and will continue to assess the impact on our consolidated financial statements.
ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force ("ASU 2014-12"), was issued in June 2014. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. Our adoption of ASU 2014-12 in the first quarter of 2015 did not have a material impact on our consolidated financial statements.
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), was issued in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in an entity’s balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of being presented as a deferred charge in the balance sheet. Significantly, the recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. An entity is required to adopt ASU 2015-03 for reporting periods beginning on or after December 15, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), was issued in April 2015. The ASU requires companies to perform the same assessment that vendors currently perform under ASC 985-605; that is, companies must determine whether an arrangement with its vendor contains a software license element. If so, the related fees paid are accounted for as an internal-use software intangible under ASC 350-40; if not, the arrangement is accounted for as a service contract. As a result of the issuance of this ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. An entity is required to adopt ASU 2015-03 for reporting periods beginning on or after December 15, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	March 31, 2015	December 31, 2014
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$204.9	$29.5
Commercial paper	16.0	148.2
Total	$220.9	$177.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Trade Receivables – Net
Billed trade receivables	$149.9	$128.7
Unbilled trade receivables	0.6	1.4
Trade receivables, gross	150.5	130.1
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$149.7	$129.3

Inventories
Finished products	$69.8	$73.6
Work-in-process	71.5	66.7
Raw materials	55.6	54.2
Operating supplies and repair and maintenance parts	21.1	20.2
Total	$218.0	$214.7

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$95.1	$85.7
Current deferred tax assets	92.2	86.4
Short-term restricted cash	0.3	0.3
Prepaid taxes	3.0	—
Other	5.2	6.2
Total	$195.8	$178.6

Property, Plant and Equipment – Net
Land and improvements	$22.9	$22.9
Buildings and leasehold improvements	64.2	63.8
Machinery and equipment	518.0	509.8
Construction in progress	27.4	25.2
Property, plant and equipment – gross	632.5	621.7
Accumulated depreciation	(174.4)	(166.8)
Property, plant and equipment – net	$458.1	$454.9

Other Assets
Restricted cash	$10.4	$10.0
Deferred financing costs	5.4	5.9
Deferred compensation plan assets	7.1	7.3
Other	0.1	0.1
Total	$23.0	$23.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$108.1	$94.9
Uncleared cash disbursements	9.2	9.1
Accrued income taxes and taxes payable	8.2	5.2
Accrued annual contribution to VEBAs	—	13.7
Accrued contingent contribution to Union VEBA - Note 5	15.5	—
Short-term environmental accruals – Note 7	2.2	2.3
Accrued interest	10.3	3.7
Short-term deferred revenue	0.2	0.2
Other	3.5	3.7
Total	$157.2	$132.8

Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$2.6	$1.9
Income tax liabilities	2.3	2.4
Workers’ compensation accruals	21.0	21.5
Long-term environmental accruals – Note 7	17.2	17.0
Long-term asset retirement obligations	4.6	4.4
Deferred compensation liabilities	7.6	7.2
Long-term deferred revenue	0.5	0.5
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	29.9	—
Other long-term liabilities	3.3	3.3
Total	$89.1	$58.3
3. Debt and Credit Facility
Senior Notes
In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("Senior Notes") at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 million for each of the quarters ended March 31, 2015 and March 31, 2014. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, we issued $175.0 million principal amount of 4.50% unsecured Cash Convertible Senior Notes due April 1, 2015 ("Convertible Notes"). The Convertible Notes are not convertible into our common stock or any other securities, but instead are settled in cash. We account for the cash conversion feature of the Convertible Notes as a separate derivative instrument ("Bifurcated Conversion Feature") with the fair value on the issuance date equaling the original issuance discount for purposes of accounting for the debt component of the Convertible Notes. The following tables provide additional information regarding the Convertible Notes (in millions of dollars):

	March 31, 2015	December 31, 2014
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	—	(2.5)
Carrying amount, net of discount	$175.0	$172.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended March 31,
	2015	2014
Contractual coupon interest	$2.0	$2.0
Amortization of discount	2.4	2.1
Amortization of deferred financing costs	0.3	0.3
Total interest expense[1]	$4.7	$4.4
____________

[1]	A portion of the interest relating to the Convertible Notes was capitalized as construction in progress.
An immaterial amount of Convertible Notes was converted during 2014 pursuant to a provision that permitted early conversion. Of the remaining Convertible Notes, all but five were presented for conversion during the quarter ended March 31, 2015. The conversion value of 154.261% of par was determined over the final settlement period of 50 consecutive trading days that ended on March 27, 2015, resulting in a total payment amount to settle the Convertible Notes on April 1, 2015 of $273.8 million, comprised of a final coupon payment of $3.9 million, principal of $175.0 million and conversion premium of $94.9 million.
Convertible Note Hedge Transactions. In connection with the issuance of our Convertible Notes, we entered into privately negotiated transactions whereby we purchased cash-settled call options ("Option Assets") relating to shares of our common stock. In March 2015, we gave notice of exercise to the counterparties of the Option Assets. The aggregate payment amount that was due on April 1, 2015 to us from the counterparties to settle the Option Assets was $94.9 million, which equaled the conversion premium or the aggregate amount of cash that we paid to the holders of the converted Convertible Notes, less the principal amount thereof and interest payable thereon. As the cash received to settle the Option Assets equaled the cash we paid for the conversion premium, the net cash outflow to settle our Convertible Notes and Option Assets on April 1, 2015 was $178.9 million.
Contemporaneous with the issuance of the Convertible Notes and our purchase of the Option Assets in 2010, we sold net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional shares of our common stock. The Warrants will settle ratably over a 120 trading day period beginning on July 1, 2015. As of March 31, 2015, after reflecting cumulative anti-dilution adjustments for payment of quarterly dividends paid in excess of $0.24 per share, the exercise price of the Warrants was $60.57 per share.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the Convertible Notes, Bifurcated Conversion Feature, Option Assets and Warrants.
See "Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities" in Note 9 for information relating to the estimated fair value of the Senior Notes, Convertible Notes, Bifurcated Conversion Feature and Option Assets.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through September 30, 2016. We had $281.7 million of borrowing availability under the Revolving Credit Facility at March 31, 2015, based on the borrowing base determination then in effect. At March 31, 2015, there were no borrowings under the Revolving Credit Facility and $7.6 million was being used to support outstanding letters of credit, leaving $274.1 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at March 31, 2015.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the Revolving Credit Facility.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Income Tax Matters
The (benefit from) provision for incomes taxes, for each period presented, consisted of the following (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Domestic	$(175.8)	$9.1
Foreign	—	0.3
Total	$(175.8)	$9.4
The income tax (benefit) provision for the quarters ended March 31, 2015 and March 31, 2014 was $(175.8) million and $9.4 million, reflecting an effective tax rate of 37.6% and 37.4%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarters ended March 31, 2015 and March 31, 2014.
The $175.8 million income tax benefit for the quarter ended March 31, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements.
See Note 5 of Notes to Interim Financial Statements included in this Report for disclosure regarding employee benefits.
The audit settlement and advance pricing agreement in 2013 with Canada resulted in a cash tax benefit of $10.7 million in 2013, which represented amounts previously paid against Canadian accrued taxes. As of March 31, 2015, the Company had received $8.3 million, with the remaining $2.4 million expected to be received within the next 12 months.
Our gross unrecognized benefits relating to uncertain tax positions were $2.1 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively, of which, $1.0 million and $1.1 million would go through our income tax provision and thus impact the effective tax rate at March 31, 2015 and December 31, 2014, respectively, if the gross unrecognized tax benefits were to be recognized.
The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.
See Note 5 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding income taxes.
5. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to (i) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW") and the International Association of Machinists and certain other unions at certain of our production facilities; (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and salaried and certain hourly non-bargaining unit employees; (iii) a defined benefit plan for salaried employees at our London, Ontario facility; and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan. See Notes 6 and 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to our benefit plans.
VEBA Postretirement Medical Obligations. Certain retirees, their surviving spouses and eligible dependents receive medical coverage through participation in a voluntary employees’ beneficiary association ("VEBA") for the benefit of certain union retirees, their surviving spouses and eligible dependents ("Union VEBA") or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents ("Salaried VEBA" and, together with the Union VEBA, "VEBAs"). We have no claim to the assets of the VEBAs or any obligation to fund their liabilities. The benefits paid by the VEBAs to the plan participants are made at the sole discretion of the respective VEBA trustees and are outside our control. Our only financial obligations to the VEBAs are (i) an annual variable cash contribution (described in more detail below) and (ii) reimbursement of annual administrative expenses of the VEBAs up to $0.3 million in the aggregate. Nevertheless, we have historically accounted for each of the VEBAs, and will continue to account for the Salaried VEBA, as a defined benefit postretirement plan with the maximum benefits payable capped at the aggregate of the current assets of the VEBAs and the estimated future variable contributions from us and earnings thereon.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Under this accounting treatment, the funding status of the VEBAs resulted in a liability or asset position on our Consolidated Balance Sheets, even though such liability or asset has no impact on our cash flow or liquidity. The only impact that the VEBAs have on our cash flow or liquidity is with respect to our obligations to make annual variable cash contributions and to reimburse a portion of the VEBAs’ administrative expenses. The amount of annual variable cash contribution to be made by us is determined as follows: 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0 million. Such payments may not exceed $20.0 million annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. Amounts owing by us to the VEBAs are recorded on our Consolidated Balance Sheets at the end of each year in Other accrued liabilities (until paid in cash), with corresponding adjustments reflecting an increase in Net assets of VEBAs, a decrease in Net liabilities of VEBAs, or a combination thereof. As of December 31, 2014, we determined that the total variable contribution for 2014 was $13.7 million (comprised of $11.7 million to the Union VEBA and $2.0 million to the Salaried VEBA). These contributions were made during the first quarter of 2015. The variable cash contribution obligation to the Union VEBA expires in September 2017, while the obligation to the Salaried VEBA has no express termination.
In January 2015, members of the USW at our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities ratified a new five-year collective bargaining agreement ("CBA"). The CBA did not extend our obligation to make annual variable contributions to the Union VEBA. As a result of our obligation to make annual variable contributions to the Union VEBA expiring for any period after September 2017, we no longer account for the Union VEBA as a defined benefit plan and have removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheets as of January 1, 2015. In addition, we accrued for the estimated, remaining variable cash contributions through September 2017, which, as of March 31, 2015, was estimated to be $45.4 million in the aggregate and was recorded in Other accrued liabilities and Long-term liabilities (see Note 2). Such amounts will be adjusted quarterly based on our most current cash flow (as previously defined) projections with the changes reflected in our Operating income (loss).
The projected benefit obligation and fair value of the plan assets of the Union VEBA as of December 31, 2014 were $391.5 million and $731.6 million, respectively. As a result of the termination of defined benefit plan accounting for the Union VEBA, the projected benefit obligation and fair value of the plan assets were removed from our consolidated financial statements, resulting in a non-cash loss of $307.8 million, net of a $184.4 million tax benefit, during the quarter ended March 31, 2015.
Components of Net Periodic Postretirement Benefit (Income) Cost. Our results of operations included the following impacts associated with the VEBAs and the Canadian defined benefit plan: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic postretirement benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2015 and March 31, 2014. The following table presents the components of net periodic postretirement benefit cost (income) for the VEBAs and charges relating to all other employee benefit plans for the quarters ended March 31, 2015 and March 31, 2014 (in millions of dollars):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended
	March 31,
	2015	2014
VEBAs:
Service cost	$—	$0.6
Interest cost	0.7	4.1
Expected return on plan assets	(1.1)	(12.8)
Amortization of prior service cost	0.7	2.8
Amortization of net actuarial loss (gain)	0.3	(0.3)
Total net periodic postretirement benefit cost (income) relating to VEBAs	0.6	(5.6)
Loss on removal of Union VEBA net assets	492.2	—
Total VEBAs	492.8	(5.6)
Other employee benefit plans:
Deferred compensation plan	0.4	0.2
Defined contribution plans	4.0	4.0
Multiemployer pension plans	0.9	0.9
Total other employee benefit plans	$5.3	$5.1
Total	$498.1	$(0.5)
The following table presents the allocation of the charges (income) detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended
	March 31,
	2015	2014
Fabricated Products	$4.6	$4.6
All Other	493.5	(5.1)
Total	$498.1	$(0.5)
For all periods presented, Net periodic postretirement benefit cost (income) relating to VEBAs is included within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development.
See Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the VEBAs and the key assumptions used with respect to our postretirement plans and computation of the net obligation of each VEBA.
6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the 2014 STI Plan were based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets under the 2014 STI Plan were determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. Amounts, if any, that will be earned under the 2015 STI Plan are calculated based on a similar methodology as payouts under the 2014 STI Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Total costs relating to STI Plans were recorded as follows, for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Cost of products sold, excluding depreciation and amortization and other items	$0.8	$1.1
Selling, general, administrative, research and development	2.5	1.3
Total costs recorded in connection with STI Plans	$3.3	$2.4
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Fabricated Products	$2.4	$1.9
All Other	0.9	0.5
Total costs recorded in connection with STI Plans	$3.3	$2.4
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At March 31, 2015, 719,682 common shares were available for additional awards under the Equity Incentive Plan.
Non-vested Common Shares and Restricted Stock Units. We grant non-vested common shares to our non-employee directors, executive officers and other key employees. We also grant restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and each restricted stock unit that becomes vested entitles the recipient to receive one common share. For both non-vested common shares and restricted stock units, the service period is generally one year for non-employee directors and three years for executive officers and other key employees.
In addition to non-vested common shares and restricted stock units, we grant performance shares to executive officers and other key employees. Each performance share that becomes vested entitles the recipient to receive one common share. Performance shares granted prior to 2014 ("EVA-Based Performance Shares") are subject to performance conditions pertaining to our EVA performance, measured over specified three-year performance periods. The number of EVA-Based Performance Shares that will ultimately vest and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one half of the maximum payout) and depends on the average annual EVA achieved for the specified three-year performance period. Performance shares granted after 2013 ("TSR-Based Performance Shares") are subject to performance conditions pertaining to our total shareholder return ("TSR") over specified three-year performance periods compared to the TSR of a specified group of peer companies. The number of TSR-Based Performance Shares that will ultimately vest under both the 2014-2016 and 2015-2017 LTI Programs and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the percentile ranking of our TSR compared to the group of peer companies.
During the first quarter of 2015, a portion of the EVA-Based Performance shares granted under the 2012-2014 LTI Program vested (see "Summary of Activity" below). The vesting of performance shares resulting in the issuance and delivery of common shares, if any, under the 2013-2015, 2014-2016 and 2015-2017 LTI Programs will occur in 2016, 2017 and 2018, respectively.
See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to the Equity Incentive Plan and the detailed vesting requirements for the different types of equity awards described above.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in Selling, general, administrative, research and development. Non-cash compensation expense by type of award under LTI Programs were as follows for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Non-vested common shares and restricted stock units	$1.1	$1.1
EVA-Based Performance Shares	0.4	0.5
TSR-Based Performance Shares	0.6	0.4
Total non-cash compensation expense	$2.1	$2.0
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Fabricated Products	$0.7	$1.0
All Other	1.4	1.0
Total non-cash compensation expense	$2.1	$2.0
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award:

	March 31, 2015
	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$8.2	2.5
EVA-Based Performance Shares	$1.1	1.0
TSR-Based Performance Shares	$10.9	2.6
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares and TSR-Based Performance Shares for the quarter ended March 31, 2015 was as follows:

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014	158,770	$59.88	5,357	$59.71	353,576	$50.35	150,223	$83.18
Granted[1]	51,510	69.83	2,325	69.83	—	—	150,424	95.68
Vested	(41,562)	47.53	(2,161)	52.91	(48,648)	44.48	—	—
Forfeited[1]	(540)	66.80	—	—	(432)	57.54	(404)	83.18
Canceled[2]	—	—	—	—	(146,016)	44.48	—	—
Outstanding at March 31, 2015	168,178	$65.95	5,521	$66.64	158,480	$57.75	300,243	$89.44
____________

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

[1]	For EVA-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout.

[2]
For EVA-Based Performance Shares and TSR-Based Performance Shares, canceled represents the number of shares that did not vest due to EVA or TSR performance results falling below those required for maximum payout.

Stock Options. We have fully-vested stock options that were granted in 2007. There were 16,645 fully-vested options outstanding as of both March 31, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 2.00 years and 2.25 years, respectively. The average grant date fair value of the options was $39.90. No options were granted, exercised or forfeited during the quarter ended March 31, 2015.
Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. Such shares are generally issued during the second quarter of each fiscal year.
Under the Equity Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2015 and March 31, 2014, 33,628 and 30,869 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
 Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Option Assets and Warrants) and letters of credit (see Note 3 and Note 8).
Refer to Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information relating to minimum rental commitments under operating leases and purchase obligations. There were no material changes to such scheduled rental commitments as of March 31, 2015. During the quarter ended March 31, 2015, our contractual obligations increased by $14.7 million for 2015 due primarily to raw material purchase obligations.
Environmental Contingencies. We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such law and regulations and to potential claims based upon such laws and regulations.
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken.
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls, ("PCBs") at our Trentwood facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014. We continue to work with Washington State Ecology in developing the implementation plans for the remaining remediation activity as well as receiving final approval for the sections of the work plan completed to date.
During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark facility related to historical on-site waste disposal. During 2014, we completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As this work continues and progresses to a risk assessment and feasibility study, we will establish and update the estimates for probable and estimable remediations, if any. The actual and final cost for remediation will not be fully

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur within the next 18 to 24 months.
At March 31, 2015, our environmental accrual of $19.4 million represented our estimate of the incremental remediation cost based on (i) proposed alternatives in the final feasibility study related to our Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formally owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $24.7 million over the remediation period. It is reasonably possible that our recorded estimate may change in the next 12 months. Refer to Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for information relating to environmental contingencies.
Other Contingencies. We are party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with past and current operations. We evaluate such matters on a case-by-case basis, and our policy is to vigorously contest any such claims we believe are without merit. We accrue for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is material and reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, we review and adjust these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, we believe that we have sufficiently accrued for such matters and that the ultimate resolution of pending matters will not have a material impact on our consolidated financial position, operating results, or liquidity.
8. Derivative Financial Instruments and Related Hedging Programs
Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e. cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to our foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency. Additionally, in connection with the issuance of the Convertible Notes, we purchased cash-settled Option Assets relating to our common stock to limit our exposure to the cash conversion feature of the Convertible Notes (see Note 3).
Our derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of our chief executive officer, chief financial officer, chief accounting officer, vice president of metal risk and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to our Board of Directors on the scope of its activities.
Hedges of Operational Risks. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. In certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Additionally, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Because we generally purchase primary and secondary aluminum on a floating price basis, the volume that we have committed to sell to our customers under a firm-price arrangement and the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis create metal price risk for us. We use third-party hedging instruments to limit exposure to metal price risk related to firm-price customer sales contracts and the metal pass through lag on some of our products. See Note 9 for additional information regarding our material derivative positions relating to hedges of operational risk, and their respective fair values.
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $13.7 million and $11.4 million at March 31, 2015 and December 31, 2014, respectively.
We regularly review the creditworthiness of our derivative counterparties and do not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the quarters ended March 31, 2015 and March 31, 2014, total fabricated products shipments that contained firm-price terms were (in millions of pounds) 41.1 and 34.4, respectively. At March 31, 2015, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2015 and 2016, totaling approximately (in millions of pounds) 96.3 and 1.9, respectively.
Hedges Relating to the Convertible Notes. As described in Note 3, we issued $175.0 million principal amount of Convertible Notes due on April 1, 2015, which could only be settled in cash. The conversion feature of the Convertible Notes was required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, we purchased Option Assets that settled on April 1, 2015. The Option Assets were accounted for as derivative instruments. The cash we received on April 1, 2015 from the settlement of the Option Assets equaled and offset the cash that we paid to the holders of any converted Convertible Notes in excess of the principal amount thereof and interest payable thereon on April 1, 2015. See Note 9 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Option Assets.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Realized (losses) gains[1]:
Aluminum	$(2.7)	$0.8
Natural Gas	(1.3)	0.7
Electricity	(0.7)	0.5
Total realized (losses) gains	$(4.7)	$2.0
Unrealized (losses) gains[2]:
Hedges of operational risk:
Aluminum	$(4.2)	$1.7
Natural Gas	(0.7)	0.8
Electricity	0.4	(0.5)
Total hedges of operational risk	(4.5)	2.0
Option Assets relating to the Convertible Notes[3]	10.2	4.4
Bifurcated Conversion Feature of the Convertible Notes[3]	(10.2)	(3.5)
Total unrealized (losses) gains	$(4.5)	$2.9
______________________

[1]	Realized (losses) gains on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items in the Statements of Consolidated Income.

[2]	Unrealized (losses) gains on hedges of operational risk are recorded within Unrealized losses (gains) on derivative instruments in the Statements of Consolidated Income.

[3]	Unrealized (losses) gains on financial derivatives are recorded within Other income, net in the Statements of Consolidated Income.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes our material derivative positions at March 31, 2015:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	4/15 through 12/16	82.5
Fixed price sales contracts	5/15	0.2
Midwest premium swap contracts[1]	4/15 through 12/16	82.1

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	4/15 through 12/17	6,700,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed price purchase contracts	4/15 through 12/15	132,020

Hedges Relating to the Convertible Notes[4]	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature	3/10 through 4/15	3,668,449
Option Assets	3/10 through 4/15	3,668,449
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2015, we had Henry Hub NYMEX-based hedge positions in place to cover exposure to fluctuations in prices for approximately 79%, 77% and 29% of the expected natural gas purchases for the remainder of 2015, 2016 and 2017, respectively.

[3]
As of March 31, 2015, we had Mid-C International Commodity Exchange-based hedge positions in place to cover exposure to fluctuations in prices for approximately 55%, 54% and 27% of the expected electricity purchases for the remainder of 2015, 2016 and 2017, respectively.

[4]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. The Option Assets expire on the maturity or earlier conversion of the Convertible Notes and have an exercise price equal to the conversion price of the Convertible Notes. Although the fair value of the Option Assets is derived from a notional number of shares of our common stock, the Option Assets may only be settled in cash (see Note 3).

We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables present offsetting information regarding our derivatives by type of counterparty as of March 31, 2015 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$0.1	$—	$0.1	$0.1	$—	$—
Counterparty (without netting agreements)[1]	94.9	—	94.9	—	—	94.9
Counterparty (with partial netting agreements)	0.1	—	0.1	0.1	—	—
Total	$95.1	$—	$95.1	$0.2	$—	$94.9

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(8.4)	$—	$(8.4)	$(0.1)	$—	$(8.3)
Counterparty (without netting agreements)[1]	(96.9)	—	(96.9)	—	—	(96.9)
Counterparty (with partial netting agreements)	(5.4)	—	(5.4)	(0.1)	—	(5.3)
Total	$(110.7)	$—	$(110.7)	$(0.2)	$—	$(110.5)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Option Assets at March 31, 2015 (see Note 9).
The following tables present offsetting information regarding our derivatives by type of counterparty as of December 31, 2014 (in millions of dollars):

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(8.0)	$—	$(8.0)	$(0.8)	$—	$(7.2)
Counterparty (without netting agreements)[1]	(85.0)	—	(85.0)	—	—	(85.0)
Counterparty (with partial netting agreements)	(3.8)	—	(3.8)	—	—	(3.8)
Total	$(96.8)	$—	$(96.8)	$(0.8)	$—	$(96.0)
_________________

[1]	Such amounts include the fair value of the Bifurcated Conversion Feature and Option Assets at December 31, 2014 (see Note 9).
9. Fair Value Measurements
Overview
We apply the fair value hierarchy established by GAAP for the recognition and measurement of assets and liabilities. An asset or liability’s fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and consider counterparty risk in our assessment of fair value.
The fair values of financial assets and liabilities are evaluated and measured on a recurring basis. As part of that evaluation process, we review the underlying inputs that are significant to the fair value measurement of financial instruments to determine if a transfer among hierarchy levels is appropriate. Other than the transfer of the Bifurcated Conversion Feature and Call Options from Level 2 to Level 1 discussed below in "Fair Values of Financial Assets and Liabilities," we historically have not had significant transfers into or out of each hierarchy level.
Financial assets and liabilities that we measure at fair value as required by GAAP include: (i) our derivative instruments; (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 5). We record certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Bifurcated Conversion Feature and Option Assets - At December 31, 2014, the fair value of the Bifurcated Conversion Feature was classified as Level 2 in the fair value hierarchy and measured as the difference in the estimated fair value of the Convertible Notes (based on the trading price of the Convertible Notes) and the estimated fair value of the Convertible Notes without the cash conversion feature (present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015). Due to the short duration before maturity, we concluded that the fair value of the Option Assets should equal the fair value of the Bifurcated Conversion Feature as of December 31, 2014.
As discussed in Note 3 and Note 16, on April 1, 2015, we paid to holders of the Convertible Notes $273.8 million, comprised of a final coupon payment of $3.9 million, principal of $175.0 million and conversion premium of $94.9 million. Additionally, the aggregate payment amount that was due on April 1, 2015 to us from the counterparties to settle the Option Assets was $94.9 million. We concluded that the fair value of the Option Assets and the Bifurcated Conversion Feature as of March 31, 2015 should equal the cash settlement amounts that were paid on April 1, 2015 and as such, transferred the classification of these financial instruments to Level 1 in the fair value hierarchy.
As of March 31, 2015 and December 31, 2014, the Bifurcated Conversion Feature and Option Assets were recorded as current liabilities and assets, respectively, and were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively.
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, was a net liability of $15.6 million and $11.1 million, respectively. The decrease in net liability position during the quarter ended March 31, 2015 was due primarily to changes in the underlying commodity and energy prices, as well as settlements of asset positions during such period. Changes in the fair value of our derivative contracts relating to operational hedging activities are reflected in Operating (loss) income (see Note 8).
VEBA and Canadian Pension Plan Assets. The fair value of the plan assets of the VEBAs and our Canadian pension plan is measured annually on December 31 and is reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. With respect to the VEBAs, the investment advisors providing the valuations are engaged by the VEBA trustees. See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to the fair value of the plan assets of the VEBAs and our Canadian pension plan. As previously discussed, in January 2015, members of the USW at our Newark and Trentwood facilities ratified a new five-year CBA, which did not did not extend our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. As a result of the expiration of our obligation to make annual variable contributions to the Union VEBA, we removed the assets of the Union VEBA from our Consolidated Balance Sheets as of March 31, 2015 based on the valuation at December 31, 2014 (See Note 5).
Available for Sale Securities. We hold debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At March 31, 2015, the remaining maturity period with respect to short-term investments ranged from approximately 11 to 13 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns exists. At March 31, 2015 and March 31, 2014, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Convertible Notes in periods presented prior to March 31, 2015 and Senior Notes is based on their trading prices and is considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying values of the Convertible

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Notes and the Senior Notes). At March 31, 2015, the fair value of the Convertible Notes equaled the settlement amount to be paid on April 1, 2015.
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Convertible Notes - Option Assets	94.9	—	—	94.9

All Other Financial Assets:
Cash and cash equivalents	204.9	16.0	—	220.9
Short-term investments	—	30.0	—	30.0
Deferred compensation plan asset	—	7.1	—	7.1
Total assets	$299.8	$53.2	$0.1	$353.1

FINANCIAL LIABILITIES:
Derivative Instruments:
Aluminum -
Fixed price purchase contracts	$—	$(3.8)	$—	$(3.8)
Midwest premium swap contracts	—	—	(3.7)	(3.7)
Natural Gas - Fixed price purchase contracts	—	(7.0)	—	(7.0)
Electricity - Fixed price purchase contracts	—	(1.3)	—	(1.3)
Hedges Relating to the Convertible Notes - Bifurcated Conversion Feature	(94.9)	—	—	(94.9)

All Other Financial Liabilities:
Senior Notes	(245.4)	—	—	(245.4)
Convertible Notes, including Bifurcated Conversion Feature	(273.8)	—	—	(273.8)
Total liabilities	$(614.1)	$(12.1)	$(3.7)	$(629.9)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments:
Aluminum - Midwest premium swap contracts	$—	$—	$1.0	$1.0
Hedges Relating to the Convertible Notes - Option Assets	—	84.7	—	84.7

All Other Financial Assets:
Cash and cash equivalents	29.5	148.2	—	177.7
Short-term investments	—	114.0	—	114.0
Deferred compensation plan asset	—	7.3	—	7.3
Total assets	$29.5	$354.2	$1.0	$384.7

FINANCIAL LIABILITIES:
Derivative Instruments:
Aluminum - Fixed price purchase contracts	$—	$(4.2)	$—	$(4.2)
Natural Gas - Fixed price purchase contracts	—	(6.2)	—	(6.2)
Electricity - Fixed price purchase contracts	—	(1.7)	—	(1.7)
Hedges Relating to the Convertible Notes - Bifurcated Conversion Feature	—	(84.7)	—	(84.7)

All Other Financial Liabilities:
Senior Notes	(244.5)	—	—	(244.5)
Convertible Notes, including Bifurcated Conversion Feature	(263.3)	—	—	(263.3)
Total liabilities	$(507.8)	$(96.8)	$—	$(604.6)
Financial instruments classified as Level 3 in the fair value hierarchy represent Midwest premium swap contracts for which at least one significant unobservable input in the valuation model is a management estimate. This is necessary due to the lack of an exchange traded product with observable market pricing data. Fair value was determined using a forward curve based on the average pricing quotes from our trading counterparties and applying a discount factor based on the risk free interest rate.
The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at March 31, 2015 (in millions of dollars)	Valuation technique	Unobservable input	Range ($ in unit price)
Assets:
Midwest premium contracts	$0.1	Discounted fair value	Forward price curve	$0.166 per metric ton in Apr 2015 to $0.134 per metric ton in Dec 2016
Liabilities:
Midwest premium contracts	$(3.7)	Discounted fair value	Forward price curve	$0.166 per metric ton in Apr 2015 to $0.134 per metric ton in Dec 2016

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis (in millions of dollars):

Level 3
Balance at December 31, 2014	$1.0
Total realized/unrealized (losses) included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	(2.5)
Transactions involving Level 3 derivative contracts:
Purchases	(1.7)
Sales	—
Issuances	—
Settlements	(0.4)
Transactions involving Level 3 derivatives — net	(2.1)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at March 31, 2015	$(3.6)

Total (losses) included in Unrealized losses (gains) on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at March 31, 2015:	$(4.0)
Fair Values of Non-Financial Assets and Liabilities
See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to the fair value of our non-financial assets and liabilities.
We concluded that none of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarters ended March 31, 2015 and March 31, 2014.
10. Net (Loss) Income Per Share
Basic and diluted net (loss) income per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended
	March 31,
	2015	2014
Numerator:
Net (loss) income	$(292.2)	$15.8
Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	17,344	17,921
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	—	122
Add: dilutive effect of warrants	—	471
Diluted[2]	17,344	18,514

Net (loss) income per common share, Basic:	$(16.85)	$0.88
Net (loss) income per common share, Diluted:	$(16.85)	$0.85
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods excludes non-vested common shares, restricted stock units and performance shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

[2]	The diluted weighted-average number of common shares outstanding during the period was calculated using the treasury method.
There were 16,645 fully-vested options outstanding as of both March 31, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share. The number of potentially dilutive stock options were excluded from the computation of diluted net income per share for the quarter ended March 31, 2015 as their effect would have been anti-dilutive for each of the periods presented.
Warrants relating to approximately 3.7 million and 3.6 million notional common shares were outstanding at March 31, 2015 (at an exercise price of approximately $60.57 per share) and March 31, 2014 (at an exercise price of approximately $60.98 per share), respectively. The Warrants are net-share-settled, such that, when settled, only the value represented by the market price per share of our common stock in excess of the exercise price of the Warrants will be paid to the Warrant holders in shares of our common stock. The value of the Warrants on any settlement date will equal the greater of zero or (a) the number of notional shares settling on that date multiplied by (b) the difference of (i) the market price per share of our common stock on that settlement date less (ii) the exercise price of the Warrants. To determine the number of common shares issued when Warrants are settled, the value of the Warrants on that settlement date will be divided by the market price per share of our common stock on that settlement date. The Warrants will settle ratably over a 120 trading day period beginning on July 1, 2015. If the Warrants had all been settled on March 31, 2015 or March 31, 2014, the number of our common shares issued would have been 635,708 or 470,735, respectively.
The following securities were excluded from the weighted-average diluted shares computation for the quarters ended March 31, 2015 and March 31, 2014 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended
	March 31,
	2015	2014
Options to purchase common shares	17	21
Non-vested common shares, restricted stock units and performance shares	187	14
Warrants	636	—
Total excluded	840	35
During the quarters ended March 31, 2015 and March 31, 2014, we paid a total of approximately $7.1 million ($0.40 per common share) and $6.4 million ($0.35 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.
During the quarters ended March 31, 2015 and March 31, 2014, we repurchased 405,259 shares of common stock (at a weighted-average price of $74.05 per share) and 184,400 shares of common stock (at a weighted-average price of $69.07 per share), respectively, pursuant to the stock repurchase program. The total cost of $30.0 million and $12.7 million was recorded as Treasury stock at March 31, 2015 and March 31, 2014, respectively. At March 31, 2015 and December 31, 2014, $42.7 million and $72.8 million, respectively, were available for the repurchase of our common shares under the stock repurchase program.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products"). We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, we have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or other net operating charges.
The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Net sales:
Fabricated Products	$371.7	$335.1
Segment operating (loss) income:
Fabricated Products[1]	$44.9	$35.4
All Other[2]	(503.5)	(3.3)
Total operating (loss) income	$(458.6)	$32.1
Interest expense	(9.8)	(8.8)
Other income, net	0.4	1.9
(Loss) income before income taxes	$(468.0)	$25.2
Depreciation and amortization:
Fabricated Products	$7.9	$7.2
All Other	0.1	0.2
Total depreciation and amortization	$8.0	$7.4
Capital expenditures:
Fabricated Products	$11.2	$15.3
All Other	0.1	0.1
Total capital expenditures	$11.3	$15.4
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $(4.5) million and $2.0 million for the quarters ended March 31, 2015 and March 31, 2014, respectively. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included Net periodic postretirement benefit cost (income) of $0.6 million and $(5.6) million for the quarters ended March 31, 2015 and March 31, 2014, respectively, and Loss on removal of Union VEBA net assets of $492.2 million for the quarter ended March 31, 2015. See Note 5 for further details.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2015	December 31, 2014
Assets:
Fabricated Products	$905.9	$878.9
All Other[1]	629.0	864.8
Total assets	$1,534.9	$1,743.7
_____________________

[1]
Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs (see Note 5 and Note 9) and net deferred income tax assets.

Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Net sales:
Aero/HS products	$180.3	$163.6
Automotive Extrusions	50.1	40.8
GE products	119.1	112.2
Other products	22.2	18.5
Total net sales	$371.7	$335.1
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Income taxes paid:
Fabricated Products —
United States	$0.1	$0.1
Canada	0.9	0.6
Total income taxes paid	$1.0	$0.7
The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for the quarters ended March 31, 2015 and March 31, 2014.
We depend on a core group of significant customers and suppliers of primary aluminum. The loss of our largest customers or suppliers would have a material adverse effect on us. However, in our opinion, the relationships between us and our customers and suppliers are good and the risk of loss of our largest customers or suppliers is remote.
For the quarter ended March 31, 2015, one customer represented 23% and another represented 10% of Fabricated Products Net sales. For the quarter ended March 31, 2014, one customer represented 23% and no other individual customer accounted for more than 10% of Fabricated Products Net sales.
At March 31, 2015, one customer represented 15% and no other individual customers accounted for 10% or more of the trade receivables balance. Two individual customers accounted 10% and 12% of the trade receivables balance at December 31, 2014.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Information for contractual delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended
	March 31,
	2015	2014
Percentage of Total Annual Primary Aluminum Supply (lbs):
Supply from the Company's top five major suppliers	75%	74%
Supply from the Company's largest supplier	29%	30%
Supply from the Company's second and third largest suppliers	29%	25%
12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2015	2014
	(In millions of dollars)
Interest paid	$0.1	$0.4
Income taxes paid	$1.0	$0.7
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$1.8	$—
Unpaid purchases of property and equipment	$1.3	$3.4
13. Other Income, Net
Other income, net consisted of the following, for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2015	2014
Interest income	$0.2	$0.3
Unrealized gains on financial derivatives[1]	—	0.9
Realized gains on investments	0.3	0.2
All other, net	(0.1)	0.5
Other income, net	$0.4	$1.9
______________________

[1]	See "Hedges Relating to the Convertible Notes" in Note 8 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive (Loss) Income
The following table presents the tax effect allocated to each component of other comprehensive (loss) income for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[4]	Amount
Quarter Ended March 31, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	0.7	(0.3)	0.4
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	107.6	(40.8)	66.8
Available for sale securities:
Reclassification of unrealized gain upon sale of available for sale securities[2]	0.1	(0.1)	—
Other comprehensive income relating to available for sale securities	0.1	(0.1)	—
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$107.8	$(40.9)	$66.9

Quarter Ended March 31, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial (gain)[2]	$(0.3)	$0.1	$(0.2)
Amortization of prior service cost[2]	2.8	(1.0)	1.8
Other comprehensive income relating to VEBAs	2.5	(0.9)	1.6
Available for sale securities:
Unrealized gains on available for sale securities	0.1	—	0.1
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[3]	(0.1)	—	(0.1)
Other comprehensive income relating to available for sale securities	—	—	—
Foreign currency translation adjustment	0.2	—	0.2
Cumulative tax rate adjustment	—	(0.9)	(0.9)
Other comprehensive income	$2.7	$(1.8)	$0.9
________________

[1]
Amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments were included as a component of Net periodic postretirement benefit loss (income) relating to the Salaried VEBA.

[2]	Amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments were included as a component of Net periodic postretirement benefit loss (income) relating to both VEBAs.

[3]
Amounts reclassified out of Accumulated other comprehensive loss relating to sales of available for sale securities were included as a component of Other income, net. We use the specific identification method to determine the amount reclassified out of Accumulated other comprehensive loss.

[4]
Income tax amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments and sales of available for sale securities were included as a component of Income tax provision.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

15. Condensed Guarantor and Non-Guarantor Financial Information
We issued $225.0 million aggregate principal amount of our Senior Notes pursuant to an indenture dated May 23, 2012 ("Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary’s guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of March 31, 2015 and December 31, 2014, and for the quarters ended March 31, 2015 and March 31, 2014 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting our information on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in our subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$218.9	$2.0	$—	$220.9
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables — net	—	145.2	4.5	—	149.7
Intercompany receivables	204.2	43.5	1.0	(248.7)	—
Other	—	4.3	4.5	—	8.8
Inventories	—	213.3	5.7	(1.0)	218.0
Prepaid expenses and other current assets	95.0	100.4	0.4	—	195.8
Total current assets	299.2	755.6	18.1	(249.7)	823.2
Investments in and advances to subsidiaries	997.5	33.9	—	(1,031.4)	—
Property, plant and equipment — net	—	436.8	21.3	—	458.1
Long-term intercompany receivables	—	—	14.0	(14.0)	—
Deferred tax assets — net	—	154.6	—	7.1	161.7
Intangible assets — net	—	31.7	—	—	31.7
Goodwill	—	37.2	—	—	37.2
Other assets	4.2	18.7	0.1	—	23.0
Total	$1,300.9	$1,468.5	$53.5	$(1,288.0)	$1,534.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2.3	$74.8	$6.0	$—	$83.1
Intercompany payable	39.3	211.3	3.5	(254.1)	—
Accrued salaries, wages and related expenses	—	30.6	3.0	—	33.6
Other accrued liabilities	105.0	51.9	0.3	—	157.2
Current portion of long-term debt	175.0	—	—	—	175.0
Total current liabilities	321.6	368.6	12.8	(254.1)	448.9
Net liabilities of Salaried VEBA	—	16.8	—	—	16.8
Deferred tax liabilities	—	—	0.8	—	0.8
Long-term intercompany payable	—	14.0	—	(14.0)	—
Long-term liabilities	—	81.5	7.6	—	89.1
Long-term debt	225.0	—	—	—	225.0
Total liabilities	546.6	480.9	21.2	(268.1)	780.6

Total stockholders’ equity	754.3	987.6	32.3	(1,019.9)	754.3
Total	$1,300.9	$1,468.5	$53.5	$(1,288.0)	$1,534.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$175.3	$2.4	$—	$177.7
Short-term investments	—	114.0	—	—	114.0
Receivables:
Trade receivables — net	—	126.1	3.2	—	129.3
Intercompany receivables	204.2	4.0	0.9	(209.1)	—
Other	—	5.6	5.3	—	10.9
Inventories	—	208.0	7.6	(0.9)	214.7
Prepaid expenses and other current assets	85.1	93.1	0.4	—	178.6
Total current assets	289.3	726.1	19.8	(210.0)	825.2
Investments in and advances to subsidiaries	1,209.2	32.5	—	(1,241.7)	—
Property, plant and equipment — net	—	437.4	17.5	—	454.9
Long-term intercompany receivables	—	—	15.9	(15.9)	—
Net assets of Union VEBA	—	340.1	—	—	340.1
Deferred tax assets — net	—	23.8	—	7.1	30.9
Intangible assets — net	—	32.1	—	—	32.1
Goodwill	—	37.2	—	—	37.2
Other assets	4.4	18.8	0.1	—	23.3
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.3	$73.8	$6.3	$—	$81.4
Intercompany payable	—	221.3	3.3	(224.6)	—
Accrued salaries, wages and related expenses	—	36.5	3.1	—	39.6
Other accrued liabilities	88.2	43.8	0.8	—	132.8
Current portion of long-term debt	172.5	—	—	—	172.5
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	262.0	375.5	13.5	(224.6)	426.4
Net liabilities of Salaried VEBA	—	17.2	—	—	17.2
Deferred tax liabilities	—	—	0.9	—	0.9
Long-term intercompany payable	—	15.9	—	(15.9)	—
Long-term liabilities	—	50.3	8.0	—	58.3
Long-term debt	225.0	—	—	—	225.0
Total liabilities	487.0	458.9	22.4	(240.5)	727.8

Total stockholders’ equity	1,015.9	1,189.1	30.9	(1,220.0)	1,015.9
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE (LOSS) INCOME
(In millions of dollars)
Quarter Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$363.4	$34.7	$(26.4)	$371.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	296.4	31.6	(25.7)	302.3
Unrealized loss on derivative instruments	—	4.5	—	—	4.5
Depreciation and amortization	—	7.7	0.3	—	8.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.0	20.7	1.6	(0.6)	22.7
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.6	—	—	0.6
Loss on removal of Union VEBA net assets	—	492.2	—	—	492.2
Total selling, general, administrative, research and development	1.0	513.5	1.6	(0.6)	515.5
Total costs and expenses	1.0	822.1	33.5	(26.3)	830.3
Operating (loss) income	(1.0)	(458.7)	1.2	(0.1)	(458.6)
Other (expense) income:
Interest expense	(9.5)	(0.5)	—	0.2	(9.8)
Other (expense) income, net	—	0.5	0.1	(0.2)	0.4
(Loss) income before income taxes	(10.5)	(458.7)	1.3	(0.1)	(468.0)
Income tax benefit	—	171.9	—	3.9	175.8
(Loss) earnings in equity of subsidiaries	(281.7)	1.1	—	280.6	—
Net (loss) income	$(292.2)	$(285.7)	$1.3	$284.4	$(292.2)

Comprehensive (loss) income	$(225.3)	$(218.9)	$1.4	$217.5	$(225.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$327.1	$33.1	$(25.1)	$335.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	278.9	28.4	(24.4)	282.9
Unrealized gains on derivative instruments	—	(2.0)	—	—	(2.0)
Depreciation and amortization	—	7.1	0.3	—	7.4
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.0	16.6	3.3	(0.6)	20.3
Net periodic postretirement benefit income relating to VEBAs	—	(5.6)	—	—	(5.6)
Total selling, general, administrative, research and development	1.0	11.0	3.3	(0.6)	14.7
Total costs and expenses	1.0	295.0	32.0	(25.0)	303.0
Operating (loss) income	(1.0)	32.1	1.1	(0.1)	32.1
Other (expense) income:
Interest (expense) income	(9.3)	0.4	—	0.1	(8.8)
Other income (expense), net	1.0	1.2	(0.2)	(0.1)	1.9
(Loss) income before income taxes	(9.3)	33.7	0.9	(0.1)	25.2
Income tax (provision) benefit	—	(12.6)	(0.3)	3.5	(9.4)
Earnings in equity of subsidiaries	25.1	0.4	—	(25.5)	—
Net income	$15.8	$21.5	$0.6	$(22.1)	$15.8

Comprehensive income	$16.7	$22.2	$0.8	$(23.0)	$16.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$37.8	$(32.7)	$2.3	$—	$7.4
Cash flows from investing activities:
Capital expenditures	—	(6.7)	(4.6)	—	(11.3)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	77.3	(4.6)	—	72.7
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.0	—	—	1.0
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(28.2)	—	—	—	(28.2)
Cash dividend paid to stockholders	(7.1)	—	—	—	(7.1)
Intercompany loan	—	(1.9)	1.9	—	—
Net cash (used in) provided by financing activities	(37.8)	(1.0)	1.9	—	(36.9)
Net increase (decrease) in cash and cash equivalents during the period	—	43.6	(0.4)	—	43.2
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$218.9	$2.0	$—	$220.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11.0)	$35.8	$2.3	$—	$27.1
Cash flows from investing activities:
Capital expenditures	—	(15.4)	—	—	(15.4)
Proceeds from disposition of available for sale securities	—	25.0	—	—	25.0
Net cash provided by investing activities	—	9.6	—	—	9.6
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.7	—	—	0.7
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Repurchase of common stock	(12.7)	—	—	—	(12.7)
Cash dividend paid to stockholders	(6.4)	—	—	—	(6.4)
Intercompany loan	32.3	(29.5)	(2.8)	—	—
Net cash provided by (used in) financing activities	11.0	(28.8)	(2.8)	—	(20.6)
Net increase (decrease) in cash and cash equivalents during the period	—	16.6	(0.5)	—	16.1
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$5.0	$174.3	$6.3	$—	$185.6
16. Subsequent Events
Settlement of Convertible Notes and Option Assets. On April 1, 2015, we paid holders of the Convertible Notes $273.8 million, comprised of a final coupon payment of $3.9 million, principal of $175.0 million and conversion premium of $94.9 million. Additionally on April 1, 2015, we received $94.9 million from the counterparties of the Option Assets in settlement of the Option Assets. The total net cash outflow related to the settlement of our Convertible Notes and Option Assets was $178.9 million. (See Note 3 for further details on our settlement of the Convertible Notes and Option Assets.)
Authorization for Additional Share Repurchases. On April 14, 2015, our Board of Directors authorized an additional $100.0 million for share repurchases under our common stock share repurchase program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time. As of April 27, 2015, $133.8 million remained available for repurchases of our common shares pursuant to the stock repurchase program.
Dividend Declaration. On April 16, 2015, we announced that our Board of Directors declared a cash dividend of $0.40 per common share or approximately $6.9 million (including dividend equivalents), which will be paid on or about May 15, 2015 to stockholders of record at the close of business on April 27, 2015.
Anti-dilution Adjustments to Warrants. Effective April 23, 2015, the ex-dividend date for the quarter’s dividend announced on April 16, 2015, the Warrants’ exercise price will be $60.44 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2015;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes thereto included under Part I, Item 1. "Financial Statements" included in this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2014.
In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as net changes in related assets and obligations of the voluntary employees’ beneficiary associations ("VEBAs"), unrealized-mark-to-market gains or losses on derivatives related to fluctuations in underlying metal prices, energy prices, our stock price and currency exchange rates. For a reconciliation of operating income excluding non-run-rate items to operating income, see "Results of Operations - Segment and Business Unit Information" below.
We also provide information regarding value added revenue. Value added revenue represents net sales less the hedged cost of alloyed metal. A fundamental part of our business model is to mitigate the impact of aluminum price volatility through pricing policies that allow us to pass metal cost fluctuations through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal cost fluctuations through to our customers due to firm-price customer sales agreements that specify the underlying metal price plus a conversion price. As a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue (including average realized value added revenue, third party value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see "Results of Operations - Segment and Business Unit Information" below.

Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products").
At March 31, 2015, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $371.7 million on shipments of approximately 157.9 million pounds of semi-fabricated aluminum products during the quarter ended March 31, 2015.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain and deliver "Best in Class" customer service through consistent, on-time delivery of quality products on short lead times. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We purchase primary and scrap aluminum from third party suppliers to manufacture our products, and the price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. We manage the risk of fluctuations in the price of aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much a several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarters ended March 31, 2015 and March 31, 2014 was $0.82 + $0.22 and $0.78 + $0.19, respectively. At April 27, 2015, the LME plus Midwest premium transaction price per pound was $0.83 + $0.14.
Our highly engineered products are manufactured to meet demanding requirements of Aero/HS products, Automotive Extrusions, GE products and Other products. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with "Best in Class" customer satisfaction and a broad product offering, including our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency, which results in such benefits as better performance, lower waste and, in many cases, lower cost for our customers.
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
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. In the long-term, we expect the production of the F-35, or Joint Strike Fighter, and other military fixed and rotary winged aircraft to be important demand drivers for our Aero/HS products.

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
We expect the 2015 North American automotive sector build rates to increase approximately 2.3% over 2014 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers ("OEMs") and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2014, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy ("CAFE") regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader manufacturing economic environment.
Highlights of the quarter ended March 31, 2015 include:

•
Fabricated Products segment shipments of 157.9 million pounds, a 4% increase from the first quarter of 2014, reflecting record quarterly heat treat plate, Aero/HS products and Automotive Extrusions shipments;

•	Completion of a new five-year collective bargaining agreement ("CBA") for our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities;

•
Removal of the net assets and related deferred tax liabilities relating to the voluntary employees’ beneficiary association providing medical benefits to certain eligible retirees represented by certain unions, their surviving spouses and eligible dependents ("Union VEBA") as a result of our annual contribution obligation to the Union VEBA expiring for any period after September 2017, resulting in a non-cash loss of $307.8 million, net of a tax benefit of $184.4 million;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our revolving credit facility of approximately $525.0 million, with no borrowings under the revolving credit facility, as of March 31, 2015;

•
Notice of conversion from the remaining holders of our 4.5% Cash Convertible Senior Notes due April 1, 2015 ("Convertible Notes") during the first quarter, resulting in a total net payment amount to settle the Convertible Notes on April 1, 2015 of $178.9 million (comprised of a final coupon payment of $3.9 million and principal of $175.0 million), as the conversion premium of $94.9 million paid to settle the Convertible Notes was offset by the $94.9 million we received to settle the call options ("Option Assets") relating to shares of our common stock;

•	Declaration and payment of a regular dividend of $0.40 per common share, or $7.1 million; and

•	Repurchase of 405,259 shares of our common stock at the weighted average price per share of $74.05.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $371.7 million and $335.1 million for the quarters ended March 31, 2015 and March 31, 2014, respectively, reflecting a 4% increase in Fabricated Products segment shipment volume and a 6% increase in total average realized sales price per pound. The increase in Fabricated Products segment shipment volume was due primarily to a 5.2 million pound, or 9%, increase in Aero/HS products shipment volume and a 2.6 million pound, or 13%, increase in Automotive Extrusions shipment volume. The increase in total average realized sales price per pound was due primarily to a 11% increase in the average hedged cost of alloyed metal prices per pound. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes. See the table in "Segment and Business Unit Information" below for further details.

Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2015 totaled $302.3 million, or 81% of Net sales, compared to $282.9 million, or 84% of Net sales, for the quarter ended March 31, 2014. The increase of $19.4 million was comprised of an increase of $25.0 million related to the higher hedged cost of alloyed metal offset by a $5.6 million reduction in conversion costs. The hedged cost of alloyed metal increased from 45% of Net sales for the quarter ended March 31, 2014 to 47% of Net sales for the quarter ended March 31 2015, and the majority of the $25.0 million increase in hedged cost of alloyed metal was due to higher metal prices as discussed in "Net Sales" above. Conversion costs reduced from 40% of Net sales for the quarter ended March 31, 2014 to 34% of Net sales for the quarter ended March 31 2015. The reduction of conversion costs reflected lower major maintenance expense of $3.3 million and lower net manufacturing conversion and other costs of $4.3 million, offset by higher quarter-specific costs related to signing bonuses paid upon labor agreement ratifications and excess freight costs of $1.1 million and $0.9 million, respectively.
See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2015 and March 31, 2014.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense was $22.7 million and $20.3 million for the quarters ended March 31, 2015 and March 31, 2014, respectively. The increase was due primarily to a combined increase in salaries, benefits and employee incentive compensation of approximately $1.6 million and a slight increase in research and development expense of $0.2 million.
Net Periodic Postretirement Benefit Cost (Income) Relating to VEBAs. Net periodic postretirement benefit cost (income) relating to the VEBAs totaled $0.6 million and $(5.6) million for the quarters ended March 31, 2015 and March 31, 2014, respectively. The increase in cost was due primarily to the removal of the Union VEBA’s net assets and related liabilities from our consolidated financial statements during the quarter ended March 31, 2015. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the VEBAs.
Loss on Removal of Union VEBA Net Assets. Loss on removal of Union VEBA net assets totaled $492.2 million for the quarter ended March 31, 2015 due to the removal of the Union VEBA’s plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Convertible Notes, our 8.25% senior notes due 2020 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $9.8 million and $8.8 million for the quarters ended March 31, 2015 and March 31, 2014, respectively, net of $0.3 million and $1.1 million of interest expense capitalized as part of construction in progress, respectively. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million and $2.1 million of the total interest expense for the quarters ended March 31, 2015 and March 31, 2014, respectively.
Income Tax Provision. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our income tax provision.
Derivatives
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our derivatives.
Fair Value Measurements
See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our fair value measurements.

Deferred Tax Assets
Our non-current net deferred tax assets were $161.7 million and $30.9 million at March 31, 2015 and December 31, 2014, respectively. The increase in the non-current net deferred tax assets was primarily related to the removal of the Union VEBA’s deferred tax liability of $127.0 million and an increase to the non-current deferred tax asset of $11.1 million for the estimated non-current portion of the aggregate variable contributions related to the Union VEBA, which was partially offset by $7.9 million for the utilization of our net operating losses. At December 31, 2014, $127.0 million related to a deferred tax liability for our Union VEBA was included in our non-current net deferred tax assets. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details on the removal of the Union VEBA’s net assets from our consolidated financial statements.
See Note 5 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our deferred tax assets.
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
The accounting policies of the segment and business unit are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. Segment results are evaluated internally before interest expense, other (expense) income and income taxes.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1. "Financial Statements" of this Report. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.
Fabricated Products
The table below provides selected financial information for our Fabricated Products segment, for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2015	2014
Segment operating income	$44.9	$35.4
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	1.3	(4.6)
Mark-to-market (losses) gains on derivative instruments	(4.5)	2.0
Workers’ compensation (cost) benefit due to discounting	(0.1)	0.2
Environmental expenses[2]	(0.4)	(0.2)
Total non-run-rate items	(3.7)	(2.6)
Segment operating income excluding non-run-rate items	$48.6	$38.0
_____________________

[1]
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[2]	See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

As noted above, operating income excluding non-run-rate items for the quarter ended March 31, 2015 was $10.6 million higher than operating income excluding such items for the quarter ended March 31, 2014. Higher operating income excluding non-run-rate items primarily reflected (i) a positive volume impact of $4.5 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products; (ii) $3.3 million of lower planned major maintenance due to timing; and (iii) $5.5 million of lower net manufacturing conversion and other costs, partially offset by (iv) $1.1 million related to signing bonuses paid upon labor agreement ratifications; (v) $0.9 million of higher freight costs related to the gridlock at the West Coast ports; and (vi) $0.7 million of higher depreciation expense.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and per pound amounts) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended March 31,
	2015		2014
Aero/HS Products:
Shipments (mmlbs)	61.9		56.7
	$	$ / lb	$	$ / lb
Net sales	$180.3	$2.91	$163.6	$2.89
Less: hedged cost of alloyed metal	(69.1)	(1.11)	(57.2)	(1.02)
Value added revenue	$111.2	$1.80	$106.4	$1.87

Automotive Extrusions:
Shipments (mmlbs)	22.1		19.5
	$	$ / lb	$	$ / lb
Net sales	$50.1	$2.27	$40.8	$2.09
Less: hedged cost of alloyed metal	(24.4)	(1.11)	(18.9)	(0.96)
Value added revenue	$25.7	$1.16	$21.9	$1.13

GE Products:
Shipments (mmlbs)	60.4		62.5
	$	$ / lb	$	$ / lb
Net sales	$119.1	$1.97	$112.2	$1.80
Less: hedged cost of alloyed metal	(67.5)	(1.12)	(62.1)	(1.00)
Value added revenue	$51.6	$0.85	$50.1	$0.80

Other Products:
Shipments (mmlbs)	13.5		13.1
	$	$ / lb	$	$ / lb
Net sales	$22.2	$1.64	$18.5	$1.41
Less: hedged cost of alloyed metal	(13.5)	(1.00)	(11.3)	(0.86)
Value added revenue	$8.7	$0.64	$7.2	$0.55

Total:
Shipments (mmlbs)	157.9		151.8
	$	$ / lb	$	$ / lb
Net sales	$371.7	$2.35	$335.1	$2.21
Less: hedged cost of alloyed metal	(174.5)	(1.10)	(149.5)	(0.99)
Value added revenue	$197.2	$1.25	$185.6	$1.22

For the quarter ended March 31, 2015, Net sales of Fabricated Products increased by 11% to $371.7 million, as compared to the quarter ended March 31, 2014, due primarily to a 4% increase in Fabricated Products segment shipment volume and a 6% increase in total average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."
Outlook

We remain optimistic as we look forward to strong demand growth for our aerospace and automotive applications and further improvement in underlying manufacturing cost efficiencies as we continue to capitalize on the Phase 5 capacity expansion and new casting complex at our Trentwood facility along with investments made in our Kalamazoo (Michigan), London (Ontario), Bellwood (Virginia) and Sherman (Texas) facilities to support further growth in automotive extrusions. In addition, we anticipate an improving pricing environment for spot market sales of heat treat plate products as the aerospace supply chain inventory overhang continues to abate throughout the remainder of the year.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2015	2014
Operating loss	$(503.5)	$(3.3)
Impact to operating loss of non-run-rate items:
Net periodic benefit (cost) income relating to the VEBAs[1]	(0.6)	5.6
Loss on removal of Union VEBA net assets[1]	(492.2)	—
Total non-run-rate items	(492.8)	5.6
Operating loss excluding non-run-rate items	$(10.7)	$(8.9)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.
All Other operating loss excluding non-run-rate items for the quarter ended March 31, 2015 was $1.8 million higher than the comparable period in 2014 due primarily to a combined increase in salaries, benefits and employee incentive compensation of approximately $1.6 million and a slight increase in R&D expense of $0.2 million.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	March 31, 2015	December 31, 2014
Available cash and cash equivalents	$220.9	$177.7
Short-term investments	30.0	114.0
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	274.1	269.1
Total liquidity	$525.0	$560.8
Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with a maturity of greater than 90 days.

Available cash and cash equivalents and short term investments were $250.9 million at March 31, 2015, compared to $291.7 million at December 31, 2014. The decrease was primarily driven by (i) cash outflow from certain investing and financing activities consisting of capital expenditures, repurchases of common stock and the payment of quarterly dividends and (ii) the payments during the first quarter of 2015 to the VEBAs of $13.7 million of annual variable cash contributions with respect to 2014, partially offset by cash inflow from operating activities.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash totaling $10.4 million at March 31, 2015 that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2015, or as of December 31, 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2015	2014
Total cash provided by (used in):
Operating activities:
Fabricated Products	$34.1	$54.9
All Other	(26.7)	(27.8)
Total cash provided by operating activities	$7.4	$27.1
Investing activities:
Fabricated Products	$(11.2)	$(15.3)
All Other	83.9	24.9
Total cash provided by investing activities	$72.7	$9.6
Financing activities:
Fabricated Products	$(0.1)	$—
All Other	(36.8)	(20.6)
Total cash used by financing activities	$(36.9)	$(20.6)
Operating Activities
Fabricated Products — For the quarter ended March 31, 2015, Fabricated Products segment operating activities provided $34.1 million of cash. Cash provided in the quarter ended March 31, 2015 was primarily related to (i) $44.9 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $13.2 million; and (iii) an increase in accounts payable and other accrued liabilities of $1.8 million due to an increase in general business activities and the timing of payments, partially offset by (iv) an increase in accounts receivable of $19.1 million due primarily to sales made later in the quarter; and (v) an increase in inventory of $3.3 million due primarily to increased shipment volume.
Fabricated Products segment operating activities provided $54.9 million of cash during the quarter ended March 31, 2014. Cash provided in the quarter ended March 31, 2014 was primarily related to (i) $35.4 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $6.3 million; (iii) a decrease in inventory of $11.3 million; and (iv) an increase in accounts payable and other accrued liabilities of $7.3 million due to an increase in general business activities and the timing of payments. Cash provided in the quarter ended March 31, 2014 was partially offset by an increase in accounts receivable of $2.0 million and an increase in prepaid assets of $2.3 million.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations — Segment and Business Unit Information" above.

All Other — Cash used in operating activities of $26.7 million during the quarter ended March 31, 2015 consisted primarily of payments relating to (i) general and administrative costs of $8.6 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; and (iii) our short-term incentive program in the amount of $3.4 million.
Cash used in operating activities of $27.8 million during the quarter ended March 31, 2014 consisted primarily of payments relating to (i) general and administrative costs of $7.2 million; (ii) an annual variable VEBA contribution of $16.0 million with respect to the 2013 year; and (iii) our short-term incentive program in the amount of $4.3 million.
Investing Activities
Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2015 was $11.2 million, compared to $15.3 million of cash used during the quarter ended March 31, 2014. Cash used during the quarter ended March 31, 2015 and March 31, 2014 was primarily related to capital expenditures.
All Other — Cash provided by investing activities for All Other was $83.9 million and $24.9 million during the quarters ended March 31, 2015 and March 31, 2014, respectively, which primarily consisted of proceeds from the disposition of available for sale securities. Proceeds from the disposition of available for sale securities during the quarter ended March 31, 2015 were used for a portion of the total payment to settle the Convertible Notes on April 1, 2015.
Financing Activities
Fabricated Products — Cash used in financing activities for the quarter ended March 31, 2015 was $0.1 million, relating to the repayment of a capital lease liability. No cash was used in financing activities for Fabricated Products for the quarter ended March 31, 2014.
All Other — Cash used in financing activities during the quarter ended March 31, 2015 was $36.8 million, representing (i) $28.2 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $7.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $2.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by (iv) $1.0 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash used in financing activities during the quarter ended March 31, 2014 was $20.6 million, representing (i) $12.7 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $6.4 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares; (iii) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by $0.7 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
See "Repurchases of Common Stock" below and Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" of this Report.
Sources of Liquidity
As discussed in "Debt" below, the aggregate payment amount that was due to us from the counterparties to settle the Option Assets was $94.9 million, which equaled the aggregate amount of cash that we paid to the holders of the converted Convertible Notes, less the principal amount thereof and interest payable thereon. We believe our remaining available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements and our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any variable cash contribution to the VEBAs and planned capital expenditures and investments will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.

The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 27, 2015	March 31, 2015
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	290.7	281.7
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.6)	(7.6)
Net remaining borrowing availability	$283.1	$274.1
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 for mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. The Convertible Notes were settled on April 1, 2015 and we exercised the Option Assets related to shares of our common stock that we acquired in connection with the issuance of the Convertible Notes to cover the amount of cash that was required to pay to the holders of any converted Convertible Notes in excess of the principal amount thereof and interest payable thereon. In addition to funds that we received for the settlement of the Option Assets, we had sufficient liquidity to repay the $175.0 million principal amount of the Convertible Notes upon conversion plus accrued interest of $3.9 million. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further details with respect to the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indenture governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $11.3 million and $15.4 million for the quarters ended March 31, 2015 and March 31, 2014, respectively.
Capital spending during the quarter ended March 31, 2015 was due primarily to capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security. In 2015, we anticipate capital spending will be in the $50.0 million to $60.0 million range as we continue our capacity expansions for our Automotive Extrusions. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

Dividends
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during quarters ended March 31, 2015 and March 31, 2014.
On April 16, 2015, we announced that our Board of Directors declared a cash dividend of $0.40 per share on our common stock to be paid on May 15, 2015 to stockholders of record at the close of business on April 27, 2015.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition and anticipated cash requirements and contractual restrictions under the Revolving Credit Facility, the indenture for our 8.25% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about restrictions on dividend payments.
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during quarters ended March 31, 2015 and March 31, 2014 and for a discussion of warrants related to the Convertible Notes.
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during 2015 and 2014 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, our certificate of incorporation places restrictions on the transfer of our common shares through July 2016. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 of the Internal Revenue Code of 1986 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
During the quarter ended March 31, 2015, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $13.7 million to the VEBAs during the quarter ended March 31, 2015 with respect to 2014.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for purchase obligations we entered in the quarter ended March 31, 2015.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments, off-balance sheet or other arrangements other than in the ordinary course of business since the end of fiscal 2014. See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our contractual obligations, commercial commitments and off-balance-sheet and other arrangements.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. We discuss our critical accounting estimates in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our critical accounting estimates and policies since December 31, 2014.
New Accounting Pronouncements
For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report.
Available Information
Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission ("SEC") filings, investor events and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 8 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Aluminum
Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers.
In certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Additionally, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Because we generally purchase primary and secondary aluminum on a floating price basis, volume that we have committed to sell to customers under a firm-price arrangement and the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis creates metal price risk for us. We use third-party hedging instruments to limit our exposure to metal price risks related to firm-price customer sales contracts and the metal pass through lag on some of our products. (See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report.)
During the quarter ended March 31, 2015, total Fabricated Products shipments that contained firm-price terms were (in millions of pounds) 41.1. At March 31, 2015, we had customer sales contracts for the delivery of fabricated aluminum products that had price risk on anticipated purchases of aluminum for 2015 and 2016, totaling approximately (in millions of pounds) 96.3 and 1.9, respectively.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $8.2 million and $6.7 million on March 31, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $0.8 million and $0.7 million on March 31, 2015 and December 31, 2014, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmbtu) and electricity prices (per mwh) would impact our 2015 annual operating costs by approximately $4.1 million and $0.5 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of March 31, 2015, we had Henry Hub NYMEX-based hedge positions in place to cover our exposure to fluctuations in natural gas prices for approximately 79%, 77% and 29% of the expected natural gas purchases for the remainder of 2015, 2016 and 2017, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in unrealized mark-to-market losses of $6.7 million both on March 31, 2015 and December 31, 2014, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of March 31, 2015, we had Mid-C International Commodity Exchange-based hedge positions, as well as physical delivery commitments with energy companies in place to cover our exposure to fluctuations in electricity prices for approximately 55%, 54% and 27% of the expected electricity purchases for the remainder of 2015, 2016 and 2017, respectively. We estimate that a $5.00 per mwh decrease in electricity prices would have resulted in unrealized mark-to-market losses of $0.7 million and $0.9 million on March 31, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
For a discussion of our foreign currency risk at December 31, 2014 , refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2014. During the first quarter of 2015, there were no material changes or developments that would materially affect the foreign currency risk assessment performed as of December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2014.
Item 1A. Risk Factors.
Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2015:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2015 - January 31, 2015	—	$—	100,000	$70.43	$65.7
February 1, 2015 - February 28, 2015	—	—	103,041	73.60	$58.1
March 1, 2015 - March 31, 2015	33,628	75.41	202,218	76.07	$42.7
Total	33,628	$75.41	405,259	$74.05	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended March 31, 2015, we withheld 33,628 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock. During 2013, our Board of Directors twice authorized additional funds under this program, with $75.0 million authorized in April 2013 and another $75.0 million authorized in December 2013. On April 14, 2015, our Board of Directors authorized an additional $100.0 million for share repurchases. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information about restrictions on dividend payments.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Director Designation Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on February 13, 2015, File No. 000-52105).

10.2	2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

10.3	2015 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105

10.4
2015 Form of Executive Officer Performance Shares Award agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

10.5	2015-2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

*10.6	Description of 2015 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Description of 2015-2017 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 30, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Director Designation Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on February 13, 2015, File No. 000-52105).

10.2	2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

10.3	2015 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105

10.4
2015 Form of Executive Officer Performance Shares Award agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

10.5	2015-2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

*10.6	Description of 2015 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Description of 2015-2017 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.