Form 10-Q
period 2015-06-30
KAISER ALUMINUM CORP
filed 2015-07-23
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2015, there were 17,227,403 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54.3	$177.7
Short-term investments	30.0	114.0
Receivables:
Trade receivables – net	138.6	129.3
Other	5.9	10.9
Inventories	217.3	214.7
Prepaid expenses and other current assets	100.4	178.6
Total current assets	546.5	825.2
Property, plant and equipment – net	464.5	454.9
Net assets of Union VEBA	—	340.1
Deferred tax assets – net (including deferred tax liability relating to the Union VEBA of $0.0 and $127.0 at June 30, 2015 and December 31, 2014, respectively)	148.7	30.9
Intangible assets – net	31.3	32.1
Goodwill	37.2	37.2
Other assets	23.1	23.3
Total	$1,251.3	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.4	$81.4
Accrued salaries, wages and related expenses	34.4	39.6
Other accrued liabilities	51.6	132.8
Current portion of long-term debt	—	172.5
Short-term capital leases	0.1	0.1
Total current liabilities	163.5	426.4
Net liabilities of Salaried VEBA	16.4	17.2
Deferred tax liabilities	0.8	0.9
Long-term liabilities	86.8	58.3
Long-term debt	225.0	225.0
Total liabilities	492.5	727.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2015 and December 31, 2014; no shares were issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2015 and at December 31, 2014; 21,277,185 shares issued and 17,134,818 shares outstanding at June 30, 2015; 21,197,164 shares issued and 17,607,251 shares outstanding at December 31, 2014	0.2	0.2
Additional paid in capital	1,031.4	1,028.5
(Accumulated deficit) retained earnings	(5.4)	280.4
Treasury stock, at cost, 4,142,367 shares at June 30, 2015 and 3,589,913 shares at December 31, 2014, respectively	(238.6)	(197.1)
Accumulated other comprehensive loss	(28.8)	(96.1)
Total stockholders’ equity	758.8	1,015.9
Total	$1,251.3	$1,743.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions of dollars, except share and per share amounts)
Net sales	$367.2	$344.1	$738.9	$679.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	294.8	275.5	597.1	558.4
Unrealized losses (gains) on derivative instruments	1.5	(1.6)	6.0	(3.6)
Depreciation and amortization	8.1	7.7	16.1	15.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	23.6	22.0	46.3	42.3
Net periodic postretirement benefit cost (income) relating to VEBAs – Note 5	0.6	(6.1)	1.2	(11.7)
Loss on removal of Union VEBA net assets – Note 5	1.6	—	493.8	—
Total selling, general, administrative, research and development	25.8	15.9	541.3	30.6
Other operating charges, net	—	0.2	—	0.2
Total costs and expenses	330.2	297.7	1,160.5	600.7
Operating income (loss)	37.0	46.4	(421.6)	78.5
Other (expense) income:
Interest expense	(5.2)	(9.2)	(15.0)	(18.0)
Other income, net – Note 13	0.4	1.8	0.8	3.7
Income (loss) before income taxes	32.2	39.0	(435.8)	64.2
Income tax (provision) benefit	(12.0)	(14.5)	163.8	(23.9)
Net income (loss)	$20.2	$24.5	$(272.0)	$40.3

Net income (loss) per common share:
Basic	$1.19	$1.38	$(15.78)	$2.25
Diluted	$1.11	$1.33	$(15.78)	$2.18
Weighted-average number of common shares outstanding (in thousands):
Basic	17,006	17,841	17,233	17,889
Diluted	18,192	18,458	17,233	18,512

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions of dollars)
Net income (loss)	$20.2	$24.5	$(272.0)	$40.3
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss (gain)	0.2	(0.6)	0.5	(0.9)
Amortization of prior service cost	0.8	2.6	1.5	5.4
Removal of obligation relating to Union VEBA	—	—	106.6	—
Other comprehensive income relating to VEBAs	1.0	2.0	108.6	4.5
Available for sale securities:
Unrealized (loss) gain on available for sale securities	(0.3)	0.2	(0.3)	0.3
Reclassification adjustments:
Reclassification of unrealized loss (gain) upon sale of available for sale securities	0.1	(0.1)	0.2	(0.2)
Other comprehensive (loss) income relating to available for sale securities	(0.2)	0.1	(0.1)	0.1
Unrealized loss on foreign currency cash flow hedges	(0.2)	—	(0.2)	—
Foreign currency translation adjustment	—	(0.1)	0.1	0.1
Other comprehensive income, before tax	0.6	2.0	108.4	4.7
Income tax (expense) benefit related to items of other comprehensive income (loss)	(0.2)	0.1	(41.1)	(1.7)
Other comprehensive income, net of tax	0.4	2.1	67.3	3.0
Comprehensive income (loss)	$20.6	$26.6	$(204.7)	$43.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$(197.1)	$(96.1)	$1,015.9
Net loss	—	—	—	(272.0)	—	—	(272.0)
Other comprehensive income, net of tax	—	—	—	—	—	67.3	67.3
Issuance of non-vested shares to employees and non-employee directors	62,285	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,436	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	50,809	—	—	—	—	—	—
Cancellation of employee non-vested shares	(540)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(34,969)	—	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(552,454)	—	—	—	(41.5)	—	(41.5)
Cash dividends on common stock ($0.80 per share)	—	—	—	(14.0)	—	—	(14.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.1	—	—	—	1.1
Amortization of unearned equity compensation	—	—	4.6	—	—	—	4.6
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, June 30, 2015	17,134,818	$0.2	$1,031.4	$(5.4)	$(238.6)	$(28.8)	$758.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(272.0)	$40.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	15.3	14.3
Amortization of definite-lived intangible assets	0.8	0.8
Amortization of debt discount and debt issuance costs	3.6	5.8
Deferred income taxes – Note 4	(163.8)	22.4
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.1)	(0.8)
Non-cash equity compensation	4.8	4.5
Non-cash unrealized losses (gains) on derivative instruments	6.0	(4.9)
Non-cash impairment charges	—	0.2
Losses on disposition of property, plant and equipment	—	0.1
Non-cash net periodic postretirement benefit cost (income) relating to VEBAs[1]	1.2	(11.7)
Non-cash loss on removal of Union VEBA net assets[1]	446.7	—
Other non-cash changes in assets and liabilities	0.4	0.3
Changes in operating assets and liabilities:
Trade and other receivables	(4.3)	(0.9)
Inventories	(2.6)	16.3
Prepaid expenses and other current assets	(1.7)	(2.1)
Accounts payable	(6.1)	12.2
Accrued liabilities[1]	7.0	(10.2)
Annual variable cash contributions to VEBAs[1]	(13.7)	(16.0)
Long-term assets and liabilities, net[1]	27.8	0.7
Net cash provided by operating activities	48.3	71.3
Cash flows from investing activities:
Capital expenditures	(22.9)	(30.1)
Purchase of available for sale securities	(0.5)	(23.4)
Proceeds from disposition of available for sale securities	84.0	25.0
Net cash provided by (used in) investing activities	60.6	(28.5)
Cash flows from financing activities:
Repayment of Convertible Notes[2]	(175.0)	—
Proceeds from cash-settled call options related to repayment of Convertible Notes[2]	94.9	—
Payment for conversion premium related to repayment of Convertible Notes[2]	(94.9)	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.1	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(3.0)	(2.4)
Repurchase of common stock	(41.4)	(23.7)
Cash dividend paid to stockholders	(14.0)	(12.8)
Net cash used in financing activities	(232.3)	(38.1)
Net (decrease) increase in cash and cash equivalents during the period	(123.4)	4.7
Cash and cash equivalents at beginning of period	177.7	169.5
Cash and cash equivalents at end of period	$54.3	$174.2

____________

[1]	See Note 5 for the impact of removing the Union VEBA net assets.

[2]	See Note 3 for more information relating to the Convertible Notes.

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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. The excesses of current cost over the stated LIFO value of inventory at June 30, 2015 and December 31, 2014 was $10.2 million and $37.6 million, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at June 30, 2015 and December 31, 2014 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.4 million and $0.8 million during the quarters ended June 30, 2015 and June 30, 2014, respectively. The amount of interest expense capitalized as construction in progress was $0.7 million and $1.9 million during the six months ended June 30, 2015 and June 30, 2014, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended June 30, 2015 and June 30, 2014, we recorded depreciation expense of $7.6 million and $7.3 million, respectively, relating to our operating facilities in the Fabricated Products segment. For the six months ended June 30, 2015 and June 30, 2014, we recorded depreciation expense of $15.1 million and $14.1 million, respectively, relating to our operating facilities in the Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.
Concentration of Labor Subject to Collective Bargaining Agreements. At June 30, 2015, approximately 63% of our employees were covered by collective bargaining agreements and none of our employees were covered by collective bargaining agreements with expiration dates occurring within the remainder of 2015.
Dividends. To the extent we expect to be in a capital surplus position by the end of the fiscal year, cash dividends and dividend equivalents paid are charged against (Accumulated deficit) retained earnings; otherwise, dividends and dividend equivalents paid are charged against Additional paid in capital.
Foreign Currency Risk Management. From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities.
Our policy requires that derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the instrument contract. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment or is terminated, the derivative instrument would continue to be carried on the balance sheet at fair value until settled and future adjustments to the derivative instrument’s fair value would be recognized in earnings immediately. If a forecasted equipment purchase was no longer probable to occur, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. See Note 8 for additional information.
We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintained strict counterparty credit guidelines and entered into hedges only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and in any event would not be material. Additionally, we do not require collateral under these agreements.
New Accounting Pronouncements. ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. We expect to adopt ASU 2014-09 for the fiscal year ending December 31, 2018.
ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force ("ASU 2014-12"), was issued in June 2014. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. Our adoption of this ASU in the first quarter of 2015 did not have a material impact on our consolidated financial statements.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), was issued in April 2015. The ASU requires companies to perform the same assessment that vendors currently perform under ASC 985-605; that is, companies must determine whether an arrangement with its vendor contains a software license element. If so, the related fees paid are accounted for as an internal-use software intangible under ASC 350-40; if not, the arrangement is accounted for as a service contract. As a result of the issuance of this ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. An entity is required to adopt ASU 2015-05 for reporting periods beginning on or after December 15, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	June 30, 2015	December 31, 2014
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$42.3	$29.5
Commercial paper	12.0	148.2
Total	$54.3	$177.7

Trade Receivables – Net
Billed trade receivables	$138.6	$128.7
Unbilled trade receivables	0.8	1.4
Trade receivables, gross	139.4	130.1
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$138.6	$129.3

Inventories
Finished products	$64.6	$73.6
Work-in-process	70.2	66.7
Raw materials	60.4	54.2
Operating supplies and repair and maintenance parts	22.1	20.2
Total	$217.3	$214.7

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$0.3	$85.7
Current deferred tax assets	92.2	86.4
Short-term restricted cash	0.3	0.3
Prepaid taxes	2.0	—
Other	5.6	6.2
Total	$100.4	$178.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2015	December 31, 2014
	(In millions of dollars)
Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.9
Buildings and leasehold improvements	64.1	63.8
Machinery and equipment	523.2	509.8
Construction in progress	36.1	25.2
Property, plant and equipment – gross	646.1	621.7
Accumulated depreciation	(181.9)	(166.8)
Assets held for sale	0.3	—
Property, plant and equipment – net	$464.5	$454.9

Other Assets
Restricted cash	$10.4	$10.0
Deferred financing costs	5.0	5.9
Deferred compensation plan assets	7.6	7.3
Other	0.1	0.1
Total	$23.1	$23.3

Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$15.6	$94.9
Uncleared cash disbursements	5.0	9.1
Accrued income taxes and taxes payable	6.3	5.2
Accrued annual contribution to VEBAs	—	13.7
Accrued contingent contribution to Union VEBA - Note 5	17.1	—
Short-term environmental accruals – Note 7	2.2	2.3
Accrued interest	1.7	3.7
Short-term deferred revenue	0.2	0.2
Other	3.5	3.7
Total	$51.6	$132.8

Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$2.0	$1.9
Income tax liabilities	0.7	2.4
Workers’ compensation accruals	20.7	21.5
Long-term environmental accruals – Note 7	17.3	17.0
Long-term asset retirement obligations	4.7	4.4
Deferred compensation liabilities	7.8	7.2
Long-term deferred revenue	0.4	0.5
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	29.9	—
Other long-term liabilities	3.2	3.3
Total	$86.8	$58.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. Debt and Credit Facility
Senior Notes
In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("Senior Notes") at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.9 million and $9.7 million for the quarter and six months ended June 30, 2015, respectively. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes were $4.9 million and $9.7 million for the quarter and six months ended June 30, 2014, respectively. A portion of the interest relating to the Senior Notes was capitalized as construction in progress.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, we issued $175.0 million principal amount of 4.50% unsecured Cash Convertible Senior Notes due April 1, 2015 ("Convertible Notes"). We accounted for the cash conversion feature of the Convertible Notes as a separate derivative instrument ("Bifurcated Conversion Feature") with the fair value on the issuance date equaling the original issuance discount for purposes of accounting for the debt component of the Convertible Notes. At December 31, 2014, the carrying amount of the Convertible Notes, net of discount, was $172.5 million, of which $2.5 million was unamortized issuance discount.
The following table provides additional information regarding the Convertible Notes (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual coupon interest	$—	$1.9	$2.0	$3.9
Amortization of discount	—	2.3	2.4	4.4
Amortization of deferred financing costs	—	0.3	0.3	0.6
Total interest expense[1]	$—	$4.5	$4.7	$8.9
____________

[1]	A portion of the interest relating to the Convertible Notes was capitalized as construction in progress.
Substantially all of the Convertible Notes were presented for conversion during the quarter ended March 31, 2015 and were settled in cash on April 1, 2015. The conversion value of 154.261% of par was determined over the final settlement period of 50 consecutive trading days that ended on March 27, 2015, resulting in a total payment amount to settle the Convertible Notes on April 1, 2015 of $273.8 million, comprised of a final coupon payment of $3.9 million, principal of $175.0 million and conversion premium of $94.9 million.
Convertible Note Hedge Transactions. In connection with the issuance of our Convertible Notes, we entered into privately negotiated transactions whereby we purchased cash-settled call options ("Option Assets") relating to shares of our common stock that settled contemporaneously with the Convertible Notes. On April 1, 2015, we received Option Asset settlement proceeds of $94.9 million, which equaled the aggregate amount of cash that we paid to the holders of the converted Convertible Notes, less the principal amount thereof and interest payable thereon. Accordingly, the net cash outflow to settle our Convertible Notes and Option Assets on April 1, 2015 was $178.9 million.
Contemporaneous with the issuance of the Convertible Notes and our purchase of the Option Assets in 2010, we sold net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional shares of our common stock. Beginning on July 1, 2015, the Warrants have commenced settling ratably over the subsequent 120 trading day period. As of June 30, 2015, after reflecting cumulative anti-dilution adjustments for payment of quarterly dividends paid in excess of $0.24 per share, the exercise price of the Warrants was $60.44 per share. See Note 16 for additional information relating to the settlement of our Warrants beginning on July 1, 2015.
See "Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities" in Note 9 for information relating to the estimated fair value of the Senior Notes, Convertible Notes, Bifurcated Conversion Feature and Option Assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through September 30, 2016. We had $274.7 million of borrowing availability under the Revolving Credit Facility at June 30, 2015, based on the borrowing base determination then in effect. At June 30, 2015, there were no borrowings under the Revolving Credit Facility and $7.6 million was being used to support outstanding letters of credit, leaving $267.1 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at June 30, 2015.
4. Income Tax Matters
The provision for (benefit from) incomes taxes, for each period presented, consisted of the following (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Domestic	$13.4	$13.9	$(162.4)	$23.0
Foreign	(1.4)	0.6	(1.4)	0.9
Total	$12.0	$14.5	$(163.8)	$23.9
The income tax provision (benefit) for the quarters ended June 30, 2015 and June 30, 2014 was $12.0 million and $14.5 million, reflecting an effective tax rate of 37.2% and 37.0%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2015 was primarily due to an increase in the valuation allowance of $1.9 million, resulting in a 5.8% increase in the effective tax rate. This increase in the valuation allowance was due to unutilized state NOL carryforwards that are expected to expire. This was partially offset by a decrease in unrecognized tax benefits, including interest and penalties, of $1.8 million, resulting in a 5.4% decrease in the effective tax rate. The decrease in unrecognized tax benefits was a result of a decrease in prior year positions. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2014.
The income tax provision (benefit) for the six months ended June 30, 2015 and June 30, 2014 was $(163.8) million and $23.9 million, reflecting an effective tax rate of 37.6% and 37.2%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2015 and June 30, 2014.
The $(163.8) million income tax benefit for the six months ended June 30, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements.
See Note 5 of Notes to Interim Financial Statements included in this Report for disclosure regarding employee benefits.
The audit settlement and advance pricing agreement in 2013 with Canada resulted in a cash tax benefit of $10.4 million in 2013, which represented amounts previously paid against Canadian accrued taxes. As of June 30, 2015, the Company had received $9.3 million, with the remaining $1.1 million expected to be received within the next 12 months.
Our gross unrecognized benefits relating to uncertain tax positions were $1.6 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively, of which, $0.5 million and $1.1 million would go through our income tax provision and thus impact the effective tax rate at June 30, 2015 and December 31, 2014, respectively, if the gross unrecognized tax benefits were to be recognized.
The Company does not expect its gross unrecognized tax benefits to significantly change within the next 12 months.
5. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to (i) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW") and the International Association of Machinists and certain other unions at certain of our production facilities; (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and salaried and certain hourly non-bargaining unit employees; (iii) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility; and (iv)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan.
VEBA Postretirement Medical Obligations. Certain retirees, their surviving spouses and eligible dependents receive medical coverage through participation in a voluntary employees’ beneficiary association ("VEBA") for the benefit of certain union retirees, their surviving spouses and eligible dependents ("Union VEBA") or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents ("Salaried VEBA" and, together with the Union VEBA, "VEBAs"). We have no claim to the assets of the VEBAs or any obligation to fund their liabilities. The benefits paid by the VEBAs to the plan participants are made at the sole discretion of the respective VEBA trustees and are outside our control. Our only financial obligations to the VEBAs are (i) an annual variable cash contribution (described in more detail below) and (ii) reimbursement of annual administrative expenses of the VEBAs up to $0.3 million in the aggregate. Nevertheless, we have historically accounted for each of the VEBAs, and continue to account for the Salaried VEBA, as a defined benefit postretirement plan with the maximum benefits payable capped at the aggregate of the current assets of the VEBAs and the estimated future variable contributions from us and earnings thereon.
Under this accounting treatment, the funding status of the VEBAs resulted in a liability or asset position on our Consolidated Balance Sheets, even though such liability or asset has no impact on our cash flow or liquidity. The only impact that the VEBAs have on our cash flow or liquidity is with respect to our obligations to make annual variable cash contributions and to reimburse a portion of the VEBAs’ administrative expenses. The amount of annual variable cash contribution to be made by us is determined as follows: 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0 million. Such payments may not exceed $20.0 million annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. Amounts owing by us to the VEBAs are recorded on our Consolidated Balance Sheets at the end of each year in Other accrued liabilities (until paid in cash), with corresponding adjustments reflecting an increase in Net assets of VEBAs, a decrease in Net liabilities of VEBAs, or a combination thereof. The annual variable contributions with respect to 2014 and 2013 totaled $13.7 million and $16.0 million at December 31, 2014 and December 31, 2013, respectively and these contributions were made during the subsequent first quarters. The variable cash contribution obligation to the Union VEBA expires in September 2017, while the obligation to the Salaried VEBA has no express termination.
In January 2015, members of the USW at our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities ratified a new five-year collective bargaining agreement ("CBA"). The CBA did not extend our obligation to make annual variable contributions to the Union VEBA. As a result of our obligation to make annual variable contributions to the Union VEBA expiring for any period after September 2017, we no longer account for the Union VEBA as a defined benefit plan and have removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheets as of January 1, 2015. In addition, we accrued for the estimated, remaining variable cash contributions through September 2017, which, as of June 30, 2015, were estimated to be $47.0 million in the aggregate and was recorded in Other accrued liabilities and Long-term liabilities (see Note 2). Such amounts will be adjusted quarterly based on our most current cash flow (as previously defined) projections with the changes reflected in our Operating income (loss).
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
Components of Net Periodic Postretirement Benefit (Income) Cost. Our results of operations included the following impacts associated with the VEBAs and the Canadian defined benefit plan: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic postretirement benefit cost related to the Canadian defined benefit plan was not material for the quarters and six months ended June 30, 2015 and June 30, 2014. The following table presents the components of net periodic postretirement benefit cost (income) for the VEBAs and charges relating to all other employee benefit plans for the periods presented (in millions of dollars):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
VEBAs:
Service cost[1]	$—	$0.5	$—	$1.1
Interest cost	0.7	4.2	1.4	8.3
Expected return on plan assets	(1.1)	(12.8)	(2.2)	(25.6)
Amortization of prior service cost	0.8	2.6	1.5	5.4
Amortization of net actuarial loss (gain)	0.2	(0.6)	0.5	(0.9)
Total net periodic postretirement benefit cost (income) relating to VEBAs	0.6	(6.1)	1.2	(11.7)
Loss on removal of Union VEBA net assets[2]	1.6	—	493.8	—
Total VEBAs	2.2	(6.1)	495.0	(11.7)
Other employee benefit plans:
Deferred compensation plan	0.1	0.4	0.5	0.6
Defined contribution plans	1.7	1.5	5.7	5.5
Multiemployer pension plans	0.9	0.9	1.8	1.8
Total other employee benefit plans	$2.7	$2.8	$8.0	$7.9
Total	$4.9	$(3.3)	$503.0	$(3.8)
____________

[1]	The service cost related to the Salaried VEBA was insignificant for all periods presented.

[2]	The quarter ended June 30, 2015 includes a $1.6 million adjustment to increase our contingent contribution accrual related to the Union VEBA settlement.
The following table presents the allocation of the charges (income) detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fabricated Products	$2.4	$2.3	$7.0	$6.9
All Other	2.5	(5.6)	496.0	(10.7)
Total	$4.9	$(3.3)	$503.0	$(3.8)
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of products sold, excluding depreciation and amortization and other items	$1.4	$1.4	$2.2	$2.5
Selling, general, administrative, research and development	3.2	3.2	5.7	4.5
Total costs recorded in connection with STI Plans	$4.6	$4.6	$7.9	$7.0
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fabricated Products	$3.1	$3.5	$5.5	$5.4
All Other	1.5	1.1	2.4	1.6
Total costs recorded in connection with STI Plans	$4.6	$4.6	$7.9	$7.0
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At June 30, 2015, 706,471 common shares were available for additional awards under the Equity Incentive Plan.
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
Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in Selling, general, administrative, research and development. Non-cash compensation expense by type of award under LTI Programs were as follows for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Non-vested common shares and restricted stock units	$1.1	$1.2	$2.2	$2.3
EVA-Based Performance Shares	0.3	0.5	0.7	1.0
TSR-Based Performance Shares	1.0	0.6	1.7	1.0
Total non-cash compensation expense	$2.4	$2.3	$4.6	$4.3
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fabricated Products	$0.9	$1.1	$1.6	$2.1
All Other	1.5	1.2	3.0	2.2
Total non-cash compensation expense	$2.4	$2.3	$4.6	$4.3
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of June 30, 2015:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$8.0	2.2
EVA-Based Performance Shares	$0.9	0.7
TSR-Based Performance Shares	$9.9	2.4
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares and TSR-Based Performance Shares for the six months ended June 30, 2015 was as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014	158,770	$59.88	5,357	$59.71	353,576	$50.35	150,223	$83.18
Granted[1]	62,285	71.67	2,325	69.83	—	—	150,424	95.68
Vested	(57,849)	52.68	(2,161)	52.91	(48,648)	44.48	—	—
Forfeited[1]	(540)	66.89	—	—	(432)	57.54	(404)	83.18
Canceled[2]	—	—	—	—	(146,016)	44.48	—	—
Outstanding at June 30, 2015	162,666	$66.93	5,521	$66.64	158,480	$57.75	300,243	$89.44
____________

[1]	For EVA-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout.

[2]
For EVA-Based Performance Shares and TSR-Based Performance Shares, canceled represents the number of shares that did not vest due to EVA or TSR performance results falling below those required for maximum payout.

Stock Options. We have fully-vested stock options that were granted in 2007. There were 16,645 fully-vested options outstanding as of June 30, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 1.75 and 2.25 years, respectively. The average grant date fair value of the options was $39.90. No options were granted, exercised or forfeited during the six months ended June 30, 2015.
Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For each six month period ended June 30, 2015 and June 30, 2014, we recorded $0.2 million relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2015 and June 30, 2014, 34,969 and 33,006 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
 Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Warrants) and letters of credit (see Note 3 and Note 8).
There were no material changes to our scheduled minimum rental commitments during the six months ended June 30, 2015. During the six months ended June 30, 2015, our contractual obligations for 2015 increased by $33.3 million, consisting of $26.2 million in raw material related purchase obligations and $7.1 million in firm commitments for equipment purchases. Additionally, our contractual obligations for 2016 increased by $6.9 million, consisting of $5.3 million and $1.6 million in firm commitments for equipment purchases and energy purchases, respectively.
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
At June 30, 2015, our environmental accrual of $19.5 million represented our estimate of the incremental remediation cost based on (i) proposed alternatives in the final feasibility study related to our Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formally owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $25.1 million over the remediation period. It is reasonably possible that our recorded estimate may change in the next 12 months.
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
Our derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of our chief executive officer, chief financial officer, chief accounting officer, treasurer and vice president, commodity risk management and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to our Board of Directors on the scope of its activities.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers, and therefore we expect no hedge ineffectiveness. As of June 30, 2015, we had open forward contracts designated as cash flow hedges to purchase euros with maturity dates between one and 18 months. The notional amounts of these foreign currency forward contracts totaled 8.1 million euros at June 30, 2015 with an average contract exchange rate of 1.14. The effective portion of the changes in fair value on these instruments is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into earnings during the quarter ended June 30, 2015 and anticipate no such reclassifications for the next 12 months. For the quarter and six months ended June 30, 2015, we recorded an unrealized loss of $0.2 million on the effective portions of our designated foreign currency cash flow hedges. No ineffectiveness was incurred on these hedges during the quarter and six months ended June 30, 2015.
Non-Designated Hedges of Operational Risks. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. In certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Additionally, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Because we generally purchase primary and secondary aluminum on a floating price basis, the volume that we have committed to sell to our customers under a firm-price arrangement and the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis create metal price risk for us. We use third-party hedging instruments to limit exposure to metal price risk related to firm-price customer sales contracts and the metal pass through lag on some of our products. See Note 9 for additional information regarding our material derivative positions relating to hedges of operational risk, and their respective fair values.
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $15.7 million and $11.4 million at June 30, 2015 and December 31, 2014, respectively.
We regularly review the creditworthiness of our derivative counterparties and do not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the six months ended June 30, 2015 and June 30, 2014, total fabricated products shipments that contained firm-price terms were (in millions of pounds) 91.5 and 68.5, respectively. At June 30, 2015, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2015 and 2016, totaling approximately (in millions of pounds) 118.3 and 16.7, respectively.
Hedges Relating to the Convertible Notes
As described in Note 3, we issued $175.0 million principal amount of Convertible Notes due on April 1, 2015, which could only be settled in cash. The conversion feature of the Convertible Notes was required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, we purchased Option Assets that settled on April 1, 2015. The Option Assets were accounted for as derivative instruments. The cash we received on April 1, 2015 from the settlement of the Option Assets equaled and offset the cash that we paid to the holders of any converted Convertible Notes in excess of the principal amount thereof and interest payable thereon on April 1, 2015. See Note 9 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Option Assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Included in Other Comprehensive Income (Loss):
Unrealized (losses):
Foreign Currency	$(0.2)	$—	$(0.2)	$—
Included in Statements of Consolidated Income (Loss):
Realized (losses) gains[1]:
Aluminum	(7.1)	1.3	(9.8)	2.1
Natural Gas	(1.3)	0.5	(2.6)	1.2
Electricity	(0.4)	(0.5)	(1.1)	—
Total realized (losses) gains	$(8.8)	$1.3	$(13.5)	$3.3
Unrealized (losses) gains[2]:
Hedges of operational risk:
Aluminum	$(4.3)	$0.6	$(8.5)	$2.3
Natural Gas	1.5	(0.2)	0.8	0.6
Electricity	1.3	1.2	1.7	0.7
Foreign Currency	—	(0.1)	—	(0.1)
Total hedges of operational risk	(1.5)	1.5	(6.0)	3.5
Option Assets relating to the Convertible Notes[3]	—	2.5	10.2	6.9
Bifurcated Conversion Feature of the Convertible Notes[3]	—	(2.0)	(10.2)	(5.5)
Total unrealized (losses) gains	$(1.5)	$2.0	$(6.0)	$4.9
______________________

[1]	Realized (losses) gains on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Unrealized (losses) gains on hedges of operational risk are recorded within Unrealized losses (gains) on derivative instruments.

[3]	Unrealized (losses) gains on financial derivatives are recorded within Other income, net.
The following table summarizes our material derivative positions at June 30, 2015:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	7/15 through 12/16	117.1
Fixed price sales contracts	1/16 through 5/16	0.9
Midwest premium swap contracts[1]	7/15 through 12/16	93.2

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	7/15 through 12/17	6,160,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed price purchase contracts	7/15 through 12/15	88,340

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	7/15 through 12/16	8,135,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of June 30, 2015, we had Henry Hub NYMEX-based hedge positions in place to cover exposure to fluctuations in prices for approximately 79%, 75% and 34% of the expected natural gas purchases for the remainder of 2015, 2016 and 2017, respectively.

[3]
As of June 30, 2015, we had Mid-C International Commodity Exchange-based hedge positions in place to cover exposure to fluctuations in prices for approximately 54%, 54% and 36% of the expected electricity purchases for the remainder of 2015, 2016 and 2017, respectively.

We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding our derivatives by type of counterparty as of June 30, 2015 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$0.2	$—	$0.2	$0.2	$—	$—
Counterparty (with partial netting agreements)	0.1	—	0.1	0.1	—	—
Total	$0.3	$—	$0.3	$0.3	$—	$—

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(9.5)	$—	$(9.5)	$(0.2)	$—	$(9.3)
Counterparty (without netting agreements)	(1.6)	—	(1.6)	—	—	(1.6)
Counterparty (with partial netting agreements)	(6.5)	—	(6.5)	(0.1)	—	(6.4)
Total	$(17.6)	$—	$(17.6)	$(0.3)	$—	$(17.3)

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
9. Fair Value Measurements
Overview
We apply the fair value hierarchy established by GAAP for the recognition and measurement of certain financial assets and liabilities. An asset or liability’s fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and consider counterparty risk in our assessment of fair value.
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
Bifurcated Conversion Feature and Option Assets - At December 31, 2014, the fair value of the Bifurcated Conversion Feature was classified as Level 2 in the fair value hierarchy and measured as the difference in the estimated fair value of the Convertible Notes (based on the trading price of the Convertible Notes) and the estimated fair value of the Convertible Notes without the cash conversion feature (present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015). Due to the short duration before maturity, management concluded that the fair value of the Option Assets should equal the fair value of the Bifurcated Conversion Feature as of December 31, 2014. As of December 31, 2014, the Bifurcated Conversion Feature and Option Assets were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively. As of June 30, 2015, all balances related to the Convertible Notes, Bifurcated Conversion Feature and Option Assets had been settled.
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, was a net liability of $17.3 million and $11.1 million, respectively. The increase in net liability position during the quarter ended June 30, 2015 was due primarily to changes in the underlying commodity and energy prices, as well as settlements of asset positions during such period. Changes in the fair value of our derivative contracts relating to operational hedging activities are reflected in Operating income (loss) (see Note 8).
VEBA and Canadian Pension Plan Assets. The fair value of the plan assets of the VEBAs and our Canadian pension plan is measured annually on December 31 and is reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. With respect to the VEBAs, the investment advisors providing the valuations are engaged by the VEBA trustees. As previously discussed, in January 2015, members of the USW at our Newark and Trentwood facilities ratified a new five-year CBA, which did not did not extend our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. As a result of the expiration of our obligation to make annual variable contributions to the Union VEBA, we removed the assets of the Union VEBA from our Consolidated Balance Sheets during the quarter ended March 31, 2015 based on the valuation at December 31, 2014 (See Note 5).
Available for Sale Securities. We hold debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At June 30, 2015, the remaining maturity period with respect to short-term investments ranged from approximately eight to 10 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns exists. At June 30, 2015 and June 30, 2014, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair values of the Convertible Notes at December 31, 2014 and the Senior Notes at both June 30, 2015 and December 31, 2014 are based on their trading prices at each respective period end date and are considered Level 1 inputs in the fair value hierarchy (see Note 3 for the carrying values of the Convertible Notes and the Senior Notes). The Convertible Notes were settled on April 1, 2015.
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum - Fixed price sales contracts	$—	$0.1	$—	$0.1
Electricity - Fixed price purchase contracts	—	0.2	—	0.2

All Other Financial Assets:
Cash and cash equivalents	42.3	12.0	—	54.3
Short-term investments	—	30.0	—	30.0
Deferred compensation plan asset	—	7.6	—	7.6
Total assets	$42.3	$49.9	$—	$92.2

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum -
Fixed price purchase contracts	$—	$(7.5)	$—	$(7.5)
Midwest premium swap contracts	—	—	(4.3)	(4.3)
Natural Gas - Fixed price purchase contracts	—	(5.4)	—	(5.4)
Electricity - Fixed price purchase contracts	—	(0.2)	—	(0.2)

Derivative Instruments (Designated Hedges):
Foreign Currency - Euro forward purchase contracts	—	(0.2)	—	(0.2)

All Other Financial Liabilities:
Senior Notes	(243.7)	—	—	(243.7)
Total liabilities	$(243.7)	$(13.3)	$(4.3)	$(261.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum - Midwest premium swap contracts	$—	$—	$1.0	$1.0
Hedges Relating to the Convertible Notes - Option Assets	—	84.7	—	84.7

All Other Financial Assets:
Cash and cash equivalents	29.5	148.2	—	177.7
Short-term investments	—	114.0	—	114.0
Deferred compensation plan asset	—	7.3	—	7.3
Total assets	$29.5	$354.2	$1.0	$384.7

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
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
The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at June 30, 2015 (in millions of dollars)	Valuation technique	Unobservable input	Range ($ in unit price)
Liabilities:
Midwest premium contracts	$(4.3)	Discounted fair value	Forward price curve	$0.082 per metric ton in Jul 2015 to $0.070 per metric ton in Dec 2016

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis (in millions of dollars):

Level 3
Balance at December 31, 2014	$1.0
Total realized/unrealized (losses) included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	(3.9)
Transactions involving Level 3 derivative contracts:
Purchases	(4.9)
Sales	—
Issuances	—
Settlements	3.5
Transactions involving Level 3 derivatives — net	(1.4)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at June 30, 2015	$(4.3)

Total (losses) included in Unrealized losses (gains) on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at June 30, 2015:	$(4.4)
Fair Values of Non-Financial Assets and Liabilities
We concluded that none of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the six months ended June 30, 2015 and June 30, 2014.
10. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$20.2	$24.5	$(272.0)	$40.3
Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	17,006	17,841	17,233	17,889
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	247	112	—	133
Add: dilutive effect of warrants	939	505	—	490
Diluted[2]	18,192	18,458	17,233	18,512

Net income (loss) per common share, Basic:	$1.19	$1.38	$(15.78)	$2.25
Net income (loss) per common share, Diluted:	$1.11	$1.33	$(15.78)	$2.18

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
Warrants relating to approximately 3.7 million and 3.6 million notional common shares were outstanding at June 30, 2015 (at an exercise price of approximately $60.44 per share) and June 30, 2014 (at an exercise price of approximately $60.89 per share), respectively. The Warrants are net-share-settled, such that, when settled, only the value represented by the market price per share of our common stock in excess of the exercise price of the Warrants will be paid to the Warrant holders in shares of our common stock. The value of the Warrants on any settlement date will equal the greater of zero or (a) the number of notional shares settling on that date multiplied by (b) the difference of (i) the market price per share of our common stock on that settlement date less (ii) the exercise price of the Warrants. To determine the number of common shares issued when Warrants are settled, the value of the Warrants on that settlement date will be divided by the market price per share of our common stock on that settlement date. As of July 1, 2015, the Warrants began settling ratably over the subsequent 120 trading day period. If the Warrants had all been settled on June 30, 2015 or June 30, 2014, the number of our common shares issued using our average stock price for the quarter would have been 939,221 or 505,151, respectively. See Note 16 for additional information relating to the settlement of our Warrants beginning on July 1, 2015.
The following securities were excluded from the weighted-average diluted shares computation for the quarters ended June 30, 2015 and June 30, 2014 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options to purchase common shares	—	21	17	21
Non-vested common shares, restricted stock units and performance shares	—	43	243	28
Warrants	—	—	799	—
Total excluded	—	64	1,059	49
During the six months ended June 30, 2015 and June 30, 2014, we paid a total of approximately $14.0 million ($0.80 per common share) and $12.8 million ($0.70 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
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
During the six months ended June 30, 2015 and June 30, 2014, we repurchased 552,454 shares of common stock (at a weighted-average price of $75.21 per share) and 346,781 shares of common stock (at a weighted-average price of $69.25 per share), respectively, pursuant to the stock repurchase program. The total cost of $41.5 million and $24.0 million was recorded as Treasury stock at June 30, 2015 and June 30, 2014, respectively. At June 30, 2015, $131.2 million were available for the repurchase of our common shares under the stock repurchase program.

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
The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Fabricated Products	$367.2	$344.1	$738.9	$679.2
Segment operating (loss) income:
Fabricated Products[1]	$50.6	$50.2	$95.5	$85.6
All Other[2]	(13.6)	(3.8)	(517.1)	(7.1)
Total operating (loss) income	$37.0	$46.4	$(421.6)	$78.5
Interest expense	(5.2)	(9.2)	(15.0)	(18.0)
Other income, net	0.4	1.8	0.8	3.7
(Loss) income before income taxes	$32.2	$39.0	$(435.8)	$64.2
Depreciation and amortization:
Fabricated Products	$8.0	$7.7	$15.9	$14.9
All Other	0.1	—	0.2	0.2
Total depreciation and amortization	$8.1	$7.7	$16.1	$15.1
Capital expenditures:
Fabricated Products	$11.5	$14.2	$22.7	$29.5
All Other	0.1	0.5	0.2	0.6
Total capital expenditures	$11.6	$14.7	$22.9	$30.1
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $(1.5) million and $1.5 million for the quarters ended June 30, 2015 and June 30, 2014, respectively. Non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $(6.0) million and $3.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included Net periodic postretirement benefit cost (income) of $0.6 million and $(6.1) million for the quarters ended June 30, 2015 and June 30, 2014, respectively, and $1.2 million and $(11.7) million for the six months ended June 30, 2015 and June 30, 2014, respectively. Additionally, operating loss in All Other included Loss on removal of Union VEBA net assets of $1.6 million and $493.8 million during the quarter and six months ended June 30, 2015, respectively. See Note 5 for further details.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2015	December 31, 2014
Assets:
Fabricated Products	$900.1	$878.9
All Other[1]	351.2	864.8
Total assets	$1,251.3	$1,743.7
_____________________

[1]
Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs (see Note 5 and Note 9) and net deferred income tax assets.

Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Aero/HS products	$181.1	$173.0	$361.4	$336.6
Automotive Extrusions	53.7	44.7	103.8	85.5
GE products	112.0	107.3	231.1	219.5
Other products	20.4	19.1	42.6	37.6
Total net sales	$367.2	$344.1	$738.9	$679.2
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income taxes paid:
Fabricated Products —
United States	$0.2	$0.1	$0.3	$0.2
Canada	0.4	0.3	1.3	0.9
Total income taxes paid	$0.6	$0.4	$1.6	$1.1
The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for the quarter and six months ended June 30, 2015 and June 30, 2014.
For the quarter ended June 30, 2015, one customer represented 25% and another represented 10% of Fabricated Products Net sales. For the quarter ended June 30, 2014, one customer represented 27% and no other individual customer accounted for more than 10% of Fabricated Products Net sales. For the six months ended June 30, 2015, one customer represented 26% and another represented 10% of Fabricated Products Net sales. For the six months ended June 30, 2014, one customer represented 27% and no other individual customer accounted for more than 10% of Fabricated Products Net sales.
At June 30, 2015, one customer represented 20% and no other individual customers accounted for 10% or more of the trade receivables balance. Two individual customers accounted 10% and 12% of the trade receivables balance at December 31, 2014.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Information for contractual delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Percentage of Total Annual Primary Aluminum Supply (lbs):
Supply from the Company's top five major suppliers	86%	83%	87%	84%
Supply from the Company's largest supplier	27%	29%	28%	30%
Supply from the Company's second and third largest suppliers	36%	30%	35%	32%
12. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2015	2014
	(In millions of dollars)
Interest paid	$13.3	$12.1
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.1	$0.3
Unpaid purchases of property and equipment	$3.8	$1.1
13. Other Income, Net
Other income, net consisted of the following, for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income	$—	$0.2	$0.2	$0.5
Unrealized gains on financial derivatives[1]	—	0.5	—	1.4
Realized gains on investments	0.2	0.2	0.5	0.4
All other, net	0.2	0.9	0.1	1.4
Other income, net	$0.4	$1.8	$0.8	$3.7
______________________

[1]	See "Hedges Relating to the Convertible Notes" in Note 8 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of other comprehensive income (loss) for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[4]	Amount
Quarter Ended June 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.2	$(0.1)	$0.1
Amortization of prior service cost[1]	0.8	(0.3)	0.5
Other comprehensive income relating to VEBAs	1.0	(0.4)	0.6
Available for sale securities:
Unrealized loss on available for sale securities	(0.3)	0.1	(0.2)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[3]	0.1	—	0.1
Other comprehensive loss relating to available for sale securities	(0.2)	0.1	(0.1)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Other comprehensive income	$0.6	$(0.2)	$0.4

Quarter Ended June 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial gain[2]	$(0.6)	$0.2	$(0.4)
Amortization of prior service cost[2]	2.6	(1.0)	1.6
Other comprehensive income relating to VEBAs	2.0	(0.8)	1.2
Available for sale securities:
Unrealized gain on available for sale securities	0.2	(0.1)	0.1
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.1)	0.1	—
Other comprehensive income relating to available for sale securities	0.1	—	0.1
Foreign currency translation adjustment	(0.1)	—	(0.1)
Cumulative tax rate adjustment	—	0.9	0.9
Other comprehensive income	$2.0	$0.1	$2.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[4]	Amount
Six Months Ended June 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.5	$(0.2)	$0.3
Amortization of prior service cost[1]	1.5	(0.6)	0.9
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	108.6	(41.2)	67.4
Available for sale securities:
Unrealized loss on available for sale securities	(0.3)	0.1	(0.2)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[3]	0.2	(0.1)	0.1
Other comprehensive loss relating to available for sale securities	(0.1)	—	(0.1)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$108.4	$(41.1)	$67.3

Six Months Ended June 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial (gain)[2]	$(0.9)	$0.3	$(0.6)
Amortization of prior service cost[2]	5.4	(2.0)	3.4
Other comprehensive income relating to VEBAs	4.5	(1.7)	2.8
Available for sale securities:
Unrealized gain on available for sale securities	0.3	(0.1)	0.2
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.2)	0.1	(0.1)
Other comprehensive income relating to available for sale securities	0.1	—	0.1
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$4.7	$(1.7)	$3.0
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
The following condensed consolidating financial information as of June 30, 2015 and December 31, 2014, and for the quarter and six months ended June 30, 2015 and June 30, 2014 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting our information on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in our subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49.8	$4.5	$—	$54.3
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables — net	—	134.7	3.9	—	138.6
Intercompany receivables	29.2	78.7	1.8	(109.7)	—
Other	—	2.6	3.3	—	5.9
Inventories	—	212.8	6.1	(1.6)	217.3
Prepaid expenses and other current assets	0.2	99.8	0.4	—	100.4
Total current assets	29.4	608.4	20.0	(111.3)	546.5
Investments in and advances to subsidiaries	1,026.8	33.6	—	(1,060.4)	—
Property, plant and equipment — net	—	439.5	25.0	—	464.5
Long-term intercompany receivables	—	—	10.2	(10.2)	—
Deferred tax assets — net	—	141.6	—	7.1	148.7
Intangible assets — net	—	31.3	—	—	31.3
Goodwill	—	37.2	—	—	37.2
Other assets	4.0	19.0	0.1	—	23.1
Total	$1,060.2	$1,310.6	$55.3	$(1,174.8)	$1,251.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.6	$67.5	$9.3	$—	$77.4
Intercompany payable	74.3	39.5	3.7	(117.5)	—
Accrued salaries, wages and related expenses	—	31.5	2.9	—	34.4
Other accrued liabilities	1.5	50.1	—	—	51.6
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	76.4	188.7	15.9	(117.5)	163.5
Net liabilities of Salaried VEBA	—	16.4	—	—	16.4
Deferred tax liabilities	—	—	0.8	—	0.8
Long-term intercompany payable	—	10.2	—	(10.2)	—
Long-term liabilities	—	80.9	5.9	—	86.8
Long-term debt	225.0	—	—	—	225.0
Total liabilities	301.4	296.2	22.6	(127.7)	492.5

Total stockholders’ equity	758.8	1,014.4	32.7	(1,047.1)	758.8
Total	$1,060.2	$1,310.6	$55.3	$(1,174.8)	$1,251.3

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$358.3	$33.5	$(24.6)	$367.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	289.4	28.9	(23.5)	294.8
Unrealized loss on derivative instruments	—	1.5	—	—	1.5
Depreciation and amortization	—	7.8	0.3	—	8.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.4	19.5	3.2	(0.5)	23.6
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.6	—	—	0.6
Loss on removal of Union VEBA net assets	—	1.6	—	—	1.6
Total selling, general, administrative, research and development	1.4	21.7	3.2	(0.5)	25.8
Total costs and expenses	1.4	320.4	32.4	(24.0)	330.2
Operating (loss) income	(1.4)	37.9	1.1	(0.6)	37.0
Other (expense) income:
Interest (expense)	(4.9)	(0.3)	—	—	(5.2)
Other income, net	—	0.3	0.1	—	0.4
(Loss) income before income taxes	(6.3)	37.9	1.2	(0.6)	32.2
Income tax (provision) benefit	—	(15.8)	1.4	2.4	(12.0)
Earnings in equity of subsidiaries	26.5	2.1	—	(28.6)	—
Net income	$20.2	$24.2	$2.6	$(26.8)	$20.2

Comprehensive income	$20.6	$24.6	$2.6	$(27.2)	$20.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$721.7	$68.2	$(51.0)	$738.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	585.8	60.5	(49.2)	597.1
Unrealized gains on derivative instruments	—	6.0	—	—	6.0
Depreciation and amortization	—	15.5	0.6	—	16.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	2.4	40.2	4.8	(1.1)	46.3
Net periodic postretirement benefit cost relating to VEBAs	—	1.2	—	—	1.2
Loss on removal of Union VEBA net assets	—	493.8	—	—	493.8
Total selling, general, administrative, research and development	2.4	535.2	4.8	(1.1)	541.3
Total costs and expenses	2.4	1,142.5	65.9	(50.3)	1,160.5
Operating (loss) income	(2.4)	(420.8)	2.3	(0.7)	(421.6)
Other (expense) income:
Interest (expense) income	(14.4)	(0.8)	—	0.2	(15.0)
Other income (expense), net	—	0.8	0.2	(0.2)	0.8
(Loss) income before income taxes	(16.8)	(420.8)	2.5	(0.7)	(435.8)
Income tax benefit	—	156.1	1.4	6.3	163.8
(Loss) earnings in equity of subsidiaries	(255.2)	3.2	—	252.0	—
Net (loss) income	$(272.0)	$(261.5)	$3.9	$257.6	$(272.0)

Comprehensive (loss) income	$(204.7)	$(194.3)	$4.0	$190.3	$(204.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$335.7	$34.0	$(25.6)	$344.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	270.8	29.7	(25.0)	275.5
Unrealized gains on derivative instruments	—	(1.6)	—	—	(1.6)
Depreciation and amortization	—	7.5	0.2	—	7.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.2	18.5	2.9	(0.6)	22.0
Net periodic postretirement benefit income relating to VEBAs	—	(6.1)	—	—	(6.1)
Total selling, general, administrative, research and development	1.2	12.4	2.9	(0.6)	15.9
Other operating charges, net	—	0.2	—	—	0.2
Total costs and expenses	1.2	289.3	32.8	(25.6)	297.7
Operating (loss) income	(1.2)	46.4	1.2	—	46.4
Other (expense) income:
Interest expense	(9.3)	—	—	0.1	(9.2)
Other income, net	0.4	0.8	0.7	(0.1)	1.8
(Loss) income before income taxes	(10.1)	47.2	1.9	—	39.0
Income tax (provision) benefit	—	(17.8)	(0.5)	3.8	(14.5)
Earnings in equity of subsidiaries	34.6	1.4	—	(36.0)	—
Net income	$24.5	$30.8	$1.4	$(32.2)	$24.5

Comprehensive income	$26.6	$33.0	$1.3	$(34.3)	$26.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Six Months Ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$662.8	$67.1	$(50.7)	$679.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	549.7	58.1	(49.4)	558.4
Unrealized gains on derivative instruments	—	(3.6)	—	—	(3.6)
Depreciation and amortization	—	14.6	0.5	—	15.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	2.2	35.1	6.2	(1.2)	42.3
Net periodic postretirement benefit income relating to VEBAs	—	(11.7)	—	—	(11.7)
Total selling, general, administrative, research and development	2.2	23.4	6.2	(1.2)	30.6
Other operating charges, net	—	0.2	—	—	0.2
Total costs and expenses	2.2	584.3	64.8	(50.6)	600.7
Operating (loss) income	(2.2)	78.5	2.3	(0.1)	78.5
Other (expense) income:
Interest (expense) income	(18.6)	0.4	—	0.2	(18.0)
Other income, net	1.4	2.0	0.5	(0.2)	3.7
(Loss) income before income taxes	(19.4)	80.9	2.8	(0.1)	64.2
Income tax (provision) benefit	—	(30.4)	(0.8)	7.3	(23.9)
Earnings in equity of subsidiaries	59.7	1.8	—	(61.5)	—
Net income	$40.3	$52.3	$2.0	$(54.3)	$40.3

Comprehensive income	$43.3	$55.2	$2.1	$(57.3)	$43.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$233.4	$(190.1)	$5.0	$—	$48.3
Cash flows from investing activities:
Capital expenditures	—	(14.3)	(8.6)	—	(22.9)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	69.2	(8.6)	—	60.6
Cash flows from financing activities:
Repayment of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to repayment of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to repayment of Convertible Notes	(94.9)	—	—	—	(94.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(41.4)	—	—	—	(41.4)
Cash dividend paid to stockholders	(14.0)	—	—	—	(14.0)
Intercompany loan	—	(5.7)	5.7	—	—
Net cash (used in) provided by financing activities	(233.4)	(4.6)	5.7	—	(232.3)
Net (decrease) increase in cash and cash equivalents during the period	—	(125.5)	2.1	—	(123.4)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$49.8	$4.5	$—	$54.3

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
16. Subsequent Events
Dividend Declaration. On July 14, 2015, we announced that our Board of Directors declared a cash dividend of $0.40 per common share or approximately $6.9 million (including dividend equivalents), which will be paid on or about August 14, 2015 to stockholders of record at the close of business on July 24, 2015.
Common Stock Issued Upon Exercises of Warrants. Beginning on July 1, 2015 and through July 21, 2015, 99,085 shares of our common stock were issued and 15,824 shares of our common stock were pending settlement in connection with exercises of the Warrants at an exercise price of $60.44. The Warrants were net share settled, meaning that we delivered to the Warrant holders a number of shares for each Warrant equal to the excess (if any) of the volume weighted average price of our common stock on each exercise date over the then effective strike price of the Warrants, divided by such volume-weighted average price of our common stock, with a cash payment in lieu of fractional shares. The shares of common stock issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no underwriters were used in connection with the Warrant exercises. For additional information related to the Warrants, see Note 3.
Anti-dilution Adjustments to Warrants. Effective July 22, 2015, the ex-dividend date for the quarter’s dividend payable August 14, 2015, the Warrants’ exercise price will be $60.32 per share.

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
Management’s discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended June 30, 2015;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
At June 30, 2015, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $738.9 million on shipments of approximately 317.7 million pounds of semi-fabricated aluminum products during the six months ended June 30, 2015.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We purchase primary and scrap aluminum from third party suppliers to manufacture our products, and the price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. We manage the risk of fluctuations in the price of aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much a several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarter ended June 30, 2015 and June 30, 2014 was $0.80 + $0.12 and $0.81 + $0.19, respectively. The average LME plus Midwest premium transaction price per pound of primary aluminum for the six months ended June 30, 2015 and June 30, 2014 was $0.81 + $0.17 and $0.79 + $0.19, respectively. At July 20, 2015, the LME plus Midwest premium transaction price per pound was $0.74 + $0.09.
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
We expect the 2015 North American automotive sector build rates to increase approximately 3.0% over 2014 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers ("OEMs") and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2014, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy ("CAFE") regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader manufacturing economic environment.
Highlights of the quarter ended June 30, 2015 include:

•	Fabricated Products segment shipments of 159.8 million pounds, a 5% increase from the second quarter of 2014, reflecting record quarterly shipments for Aero/HS products and Automotive Extrusions;

•	Settlement of our Cash Convertible Senior Notes on April 1, 2015;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our revolving credit facility of approximately $351.4 million, with no borrowings under the revolving credit facility, as of June 30, 2015;

•	Declaration and payment of a regular dividend of $0.40 per common share, or $6.9 million; and

•	Repurchase of 147,195 shares of our common stock at the weighted average price per share of $78.39.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $367.2 million and $344.1 million for the quarters ended June 30, 2015 and June 30, 2014, respectively, reflecting a 5% increase in Fabricated Products segment shipment volume and a 1% increase in average realized sales price per pound. The increase in Fabricated Products segment shipment volume was primarily due to a 2.3 million pound, or 4%, increase in Aero/HS products shipment volume and a 4.2 million pound, or 21%, increase in Automotive Extrusions shipment volume. The slight increase in average realized sales price per pound reflected a modest improvement in average value added revenue per pound on spot sales of GE products due to a more favorable shipment mix of GE products sold and pricing improvements on some GE products. Hedged cost of alloyed metal was virtually the same for the quarters ended June 30, 2015 and June 30, 2014.
Net sales totaled $738.9 million and $679.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively, reflecting a 5% increase in Fabricated Products segment shipment volume and a 4% increase in total average realized sales price per pound. The increase in Fabricated Products segment shipment volume was primarily due to a 7.5 million pound, or 6%, increase in Aero/HS products shipment volume and a 6.8 million pound, or 17%, increase in Automotive Extrusions shipment volume. The increase in total average realized sales price per pound was primarily due to a 7% increase in average hedged cost of alloyed metal prices per pound and a 2% increase in average value added revenue per pound. The increase in average value added revenue per pound was primarily due to a more favorable shipment mix of GE products sold and pricing improvements on some GE products. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes. See the table in "Segment and Business Unit Information" below for further details.

Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2015 totaled $294.8 million, or 80% of Net sales, compared to $275.5 million, or 80% of Net sales, for the quarter ended June 30, 2014. The increase of $19.3 million was comprised of a $9.3 million increase in hedged cost of alloyed metal and a $10.0 million increase in conversion costs. The increase in both hedged cost of alloyed metal and conversion costs was primarily due to the increase in shipment volume, as discussed in "Net Sales" above.
Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2015 totaled $597.1 million, or 81% of Net sales, compared to $558.4 million, or 82% of Net sales, for the six months ended June 30, 2014. The increase of $38.7 million was comprised of an increase of $34.3 million related to higher hedged cost of alloyed metal and an increase of $4.4 million related to conversion costs. Of the $34.3 million increase in hedged cost of alloyed metal, $20.0 million was due to higher hedged metal prices and $14.2 million was due to higher shipment volume, as discussed in "Net Sales" above. The $4.4 million increase in conversion costs reflected $12.9 million of higher conversion costs due to the impact of higher shipment volume offset primarily by lower net manufacturing conversion and other costs of $4.7 million and lower planned major maintenance expense of $3.0 million. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the six months ended June 30, 2015 and June 30, 2014.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense was $23.6 million and $22.0 million for the quarters ended June 30, 2015 and June 30, 2014, respectively. The increase was primarily due to a combined increase in salaries, benefits, employee incentive compensation, legal, tax and other professional fees of approximately $1.3 million and a slight increase in research and development expense of $0.3 million.
SG&A and R&D expense was $46.3 million and $42.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase was primarily due to a combined increase in salaries, benefits and employee incentive compensation of approximately $2.4 million, a combined increase in legal, tax and other fees of $0.6 million and a slight increase in research and development expense of $0.5 million.
Net Periodic Postretirement Benefit Cost (Income) Relating to VEBAs. Net periodic postretirement benefit cost (income) relating to the VEBAs totaled $0.6 million and $(6.1) million for the quarters ended June 30, 2015 and June 30, 2014, respectively, and $1.2 million and $(11.7) million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in cost for both the quarter and six months ended June 30, 2015 was primarily due to the removal of the Union VEBA’s net assets and related liabilities from our consolidated financial statements during the quarter ended March 31, 2015. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the VEBAs.
Loss on Removal of Union VEBA Net Assets. Loss on removal of Union VEBA net assets totaled $493.8 million for the six months ended June 30, 2015 due to the removal of the Union VEBA’s plan assets during the quarter ended March 31, 2015, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Convertible Notes, which were settled on April 1, 2015, our 8.25% senior notes due 2020 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.2 million and $9.2 million for the quarters ended June 30, 2015 and June 30, 2014, respectively, net of $0.4 million and $0.8 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.3 million of the total interest expense for the quarter ended June 30, 2014.
Interest expense was $15.0 million and $18.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively, net of $0.7 million and $1.9 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million and $4.4 million of the total interest expense for the six months ended June 30, 2015 and June 30, 2014, respectively.
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
Deferred Tax Assets
Our non-current net deferred tax assets were $148.7 million and $30.9 million at June 30, 2015 and December 31, 2014, respectively. The increase in the non-current net deferred tax assets was primarily related to the removal of the Union VEBA’s deferred tax liability of $127.0 million and an increase to the non-current deferred tax asset of $11.1 million for the estimated non-current portion of the aggregate variable contributions related to the Union VEBA, which was partially offset by $20.8 million for the utilization of our net operating losses. At December 31, 2014, $127.0 million related to a deferred tax liability for our Union VEBA was included in our non-current net deferred tax assets.
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
Fabricated Products
The table below provides selected financial information for our Fabricated Products segment, for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment operating income	$50.6	$50.2	$95.5	$85.6
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(2.8)	0.5	(1.5)	(4.1)
Mark-to-market (losses) gains on derivative instruments	(1.5)	1.5	(6.0)	3.5
Workers’ compensation (cost) benefit due to discounting	—	0.1	(0.1)	0.3
Asset impairment charges	—	(0.2)	—	(0.2)
Environmental expenses[2]	(0.8)	(0.1)	(1.2)	(0.3)
Total non-run-rate items	(5.1)	1.8	(8.8)	(0.8)
Segment operating income excluding non-run-rate items	$55.7	$48.4	$104.3	$86.4

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
As noted above, operating income excluding non-run-rate items for the quarter ended June 30, 2015 was $7.3 million higher than operating income excluding such items for the quarter ended June 30, 2014. Higher operating income excluding non-run-rate items primarily reflected (i) a positive sales impact of $5.3 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products; (ii) $1.1 million of lower energy costs; and (iii) $0.8 million of lower net manufacturing conversion and other costs.
Segment operating income excluding non-run-rate items for the six months ended June 30, 2015 was $17.9 million higher than operating income excluding such items for the six months ended June 30, 2014. Higher operating income excluding non-run-rate items primarily reflected (i) a positive sales impact of $9.8 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products; (ii) $4.9 million of lower net manufacturing conversion and other costs; (iii) $3.0 million of lower planned major maintenance due to timing; and (iv) $1.5 million of lower energy costs, partially offset by $1.0 million of higher depreciation expense.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and per pound amounts) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Aero/HS Products:
Shipments (mmlbs)	62.8		60.5		124.7		117.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$181.1	$2.88	$173.0	$2.86	$361.4	$2.90	$336.6	$2.87
Less: hedged cost of alloyed metal	(66.1)	(1.05)	(62.8)	(1.04)	(135.2)	(1.09)	(120.0)	(1.02)
Value added revenue	$115.0	$1.83	$110.2	$1.82	$226.2	$1.81	$216.6	$1.85

Automotive Extrusions:
Shipments (mmlbs)	24.4		20.2		46.5		39.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$53.7	$2.20	$44.7	$2.21	$103.8	$2.23	$85.5	$2.15
Less: hedged cost of alloyed metal	(24.7)	(1.01)	(20.4)	(1.01)	(49.1)	(1.05)	(39.3)	(0.99)
Value added revenue	$29.0	$1.19	$24.3	$1.20	$54.7	$1.18	$46.2	$1.16

GE Products:
Shipments (mmlbs)	59.4		58.4		119.8		120.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$112.0	$1.89	$107.3	$1.84	$231.1	$1.93	$219.5	$1.82
Less: hedged cost of alloyed metal	(61.3)	(1.04)	(59.7)	(1.03)	(128.8)	(1.08)	(121.8)	(1.01)
Value added revenue	$50.7	$0.85	$47.6	$0.81	$102.3	$0.85	$97.7	$0.81

Other Products:
Shipments (mmlbs)	13.2		12.6		26.7		25.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$20.4	$1.55	$19.1	$1.52	$42.6	$1.60	$37.6	$1.46
Less: hedged cost of alloyed metal	(11.7)	(0.89)	(11.6)	(0.92)	(25.2)	(0.95)	(22.9)	(0.89)
Value added revenue	$8.7	$0.66	$7.5	$0.60	$17.4	$0.65	$14.7	$0.57

Total:
Shipments (mmlbs)	159.8		151.7		317.7		303.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$367.2	$2.30	$344.1	$2.27	$738.9	$2.33	$679.2	$2.24
Less: hedged cost of alloyed metal	(163.8)	(1.03)	(154.5)	(1.02)	(338.3)	(1.07)	(304.0)	(1.00)
Value added revenue	$203.4	$1.27	$189.6	$1.25	$400.6	$1.26	$375.2	$1.24
For the quarter ended June 30, 2015, Net sales of Fabricated Products increased by 7% to $367.2 million, as compared to the quarter ended June 30, 2014, due primarily to a 5% increase in Fabricated Products segment shipment volume as discussed in further detail above in "Consolidated Results of Operations."
For the six months ended June 30, 2015, Net sales of Fabricated Products increased by 9% to $738.9 million, as compared to the quarter ended June 30, 2014, due primarily to a 5% increase in Fabricated Products segment shipment volume and a 4% increase in total average realized sales price per pound. See "Consolidated Results of Operations" above for further discussion.
Outlook
We expect year-over-year value added revenue growth of 7% to 9%. Commercial aerospace build rates are continuing at a record pace, and the aerospace supply chain has reached equilibrium after an extended period with an inventory overhang. Our order book is strong, and our lead times for heat treat plate now extend into 2016. Our automotive extrusion content continues to expand as we capture and launch new programs for bumpers, chassis and structural components. In addition to the continued ramp up in production of the Ford F-150, we are benefiting from a shift in consumer preference towards aluminum content-intensive larger vehicles as a result of lower fuel prices.
We expect continued improvement in manufacturing cost efficiency as we derive further benefits from the investments in the Phase 5 capacity expansion and new casting complex at our Spokane, Washington ("Trentwood") facility, as well as our investments to support further growth in Automotive Extrusions.
In addition, we anticipate slowly improving prices for spot market sales of aerospace and general engineering heat treat plate products. While we expect modest further price improvements continuing into the second half of 2015, we also see evidence of increased import competition for general engineering plate moving into 2016. Overall, prices for aerospace and general engineering heat treat plate are expected to remain well below the 2012-2013 levels, which included significant customer payments related to volume commitments.
Looking to the second half of 2015, we expect normal seasonal demand weakness along with higher major maintenance costs. During the third quarter we have approximately 10 days of planned preventive maintenance downtime on the hot line and large stretcher at our Trentwood facility. In addition, we plan to make other equipment modifications at Trentwood to facilitate future capital improvement projects to further increase capacity and improve cost efficiency.
Longer-term, we are very well-positioned for continued growth facilitated by strong secular demand trends for aerospace and automotive applications. With future investments in production capacity, efficiency and quality, we expect to continue generating shareholder value by capitalizing on these growth opportunities.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating loss	$(13.6)	$(3.8)	$(517.1)	$(7.1)
Impact to operating loss of non-run-rate items:
Net periodic benefit (cost) income relating to the VEBAs[1]	(0.6)	6.1	(1.2)	11.7
Loss on removal of Union VEBA net assets[1]	(1.6)	—	(493.8)	—
Total non-run-rate items	(2.2)	6.1	(495.0)	11.7
Operating loss excluding non-run-rate items	$(11.4)	$(9.9)	$(22.1)	$(18.8)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.
All Other operating loss excluding non-run-rate items for the quarter ended June 30, 2015 was $1.5 million higher than the comparable period in 2014 due primarily to a combined increase in salaries, benefits, employee incentive compensation, legal, tax and other professional fees of approximately $1.3 million and a slight increase in research and development expense of $0.3 million.
All Other operating loss excluding non-run-rate items for the six months ended June 30, 2015 was $3.3 million higher than the comparable period in 2014 due primarily to a combined increase in salaries, benefits and employee incentive compensation of approximately $2.4 million, a combined increase in legal, tax and other fees of $0.6 million and a slight increase in research and development expense of $0.5 million.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	June 30, 2015	December 31, 2014
Available cash and cash equivalents	$54.3	$177.7
Short-term investments	30.0	114.0
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	267.1	269.1
Total liquidity	$351.4	$560.8
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
Available cash and cash equivalents and short term investments were $84.3 million at June 30, 2015, compared to $291.7 million at December 31, 2014. The decrease was primarily driven by (i) cash outflow from certain investing and financing activities consisting of capital expenditures, net cash outlay to settle the Convertible Notes, repurchases of common stock and the payment of quarterly dividends and (ii) the payments during the first quarter of 2015 to the VEBAs of $13.7 million of annual variable cash contributions with respect to 2014, partially offset by cash inflow from operating activities and proceeds from the sale of available for sale securities.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash totaling $10.7 million at June 30, 2015 that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2015, or as of December 31, 2014.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Total cash provided by (used in):
Operating activities:
Fabricated Products	$95.9	$116.7
All Other	(47.6)	(45.4)
Total cash provided by operating activities	$48.3	$71.3
Investing activities:
Fabricated Products	$(22.7)	$(29.5)
All Other	83.3	1.0
Total cash provided (used) by investing activities	$60.6	$(28.5)
Financing activities:
Fabricated Products	$—	$—
All Other	(232.3)	(38.1)
Total cash used by financing activities	$(232.3)	$(38.1)
Operating Activities
Fabricated Products — For the six months ended June 30, 2015, Fabricated Products segment operating activities provided $95.9 million of cash. Cash provided in the six months ended June 30, 2015 was primarily related to (i) $95.5 million of operating income and (ii) adjustments for non-cash items and depreciation and amortization of $22.1 million, offset by (iii) an increase in accounts receivable, prepaid expenses and other assets of $8.7 million; (iv) an increase in inventory of $2.6 million due primarily to increased shipment volume; (v) a decrease in accounts payable of $5.9 million due to the timing of payments; and (vi) a decrease in other accrued liabilities of $4.9 million due primarily to a decrease in accrued salaries and wages.
Fabricated Products segment operating activities provided $116.7 million of cash during the six months ended June 30, 2014. Cash provided in the six months ended June 30, 2014 was primarily related to (i) $85.6 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $13.7 million; (iii) a decrease in inventory of $16.4 million due primarily to a lower inventory level following Trentwood’s capital improvement project and increased shipment volume; and (iv) an increase in accounts payable of $13.6 million due to an increase in general business activities and the timing of payments. Cash provided in the six months ended June 30, 2014 was partially offset by (i) an increase in accounts receivable of $2.0 million; (ii) an increase in prepaid assets of $2.3 million; and (iii) a $7.9 million decrease in other accrued liabilities due primarily to a decrease in accrued salaries and wages.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations — Segment and Business Unit Information" above.
All Other — Cash used in operating activities of $47.6 million during the six months ended June 30, 2015 consisted primarily of payments relating to (i) general and administrative costs of $16.8 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $13.3 million.
Cash used in operating activities of $45.4 million during the six months ended June 30, 2014 consisted primarily of payments relating to (i) general and administrative costs of $14.8 million; (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to the 2013 year; (iii) our short-term incentive program in the amount of $4.3 million; and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $14.0 million.

Investing Activities
Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2015 was $22.7 million, compared to $29.5 million of cash used during the six months ended June 30, 2014. Cash used during the six months ended June 30, 2015 and June 30, 2014 was related to capital expenditures.
All Other — Cash provided by investing activities for All Other was $83.3 million during the six months ended June 30, 2015 and primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015. Cash provided by investing activities for All Other during the six months ended June 30, 2014 was $1.0 million, which primarily consisted of $1.6 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.6 million of capital expenditures.
Financing Activities
All Other — Cash used in financing activities during the six months ended June 30, 2015 was $232.3 million, representing (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $41.4 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $14.0 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iv) $3.0 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by (v) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements and our planned capital expenditures and investments for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any variable cash contribution to the VEBAs and planned capital expenditures and investments will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	July 20, 2015	June 30, 2015
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	260.2	274.7
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.4)	(7.6)
Net remaining borrowing availability	$252.8	$267.1
Borrowing rate (if applicable)[1]	4.0%	4.0%

_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 for mandatory principal and cash interest payments on the outstanding borrowings.
We do not believe that covenants in the indenture governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $22.9 million and $30.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
Capital spending during the six months ended June 30, 2015 was due primarily to capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to continue to reduce operating costs, improve quality, increase capacity or enhance operational security. In 2015, we anticipate capital spending will be in the $50.0 million to $60.0 million range as we continue our capacity expansions for our Automotive Extrusions. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the six months ended June 30, 2015 and June 30, 2014.
On July 14, 2015, we announced that our Board of Directors declared a cash dividend of $0.40 per share on our common stock to be paid on August 14, 2015 to stockholders of record at the close of business on July 24, 2015.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition and anticipated cash requirements and covenants contained in the Revolving Credit Facility, the indenture for our 8.25% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about restrictions on dividend payments.

Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the six months ended June 30, 2015 and June 30, 2014 and for a discussion of warrants related to the Convertible Notes.
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
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
During the six months ended June 30, 2015, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $13.7 million to the VEBAs during the first quarter of 2015 with respect to 2014.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for purchase obligations we entered during the six months ended June 30, 2015.
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
Aluminum
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report, under “Hedges of Operational Risk” for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $11.6 million and $6.7 million on June 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $0.9 million and $0.7 million on June 30, 2015 and December 31, 2014, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
If we continue to encounter reductions in the price of aluminum, we may be subject to an inventory lower-of-cost-or-market value adjustment.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas (per mmbtu) and electricity (per mwh) prices would impact our 2015 annual operating costs by approximately $4.2 million and $0.5 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of June 30, 2015, we had Henry Hub NYMEX-based hedge positions in place to cover our exposure to fluctuations in natural gas prices for approximately 79%, 75% and 34% of the expected natural gas purchases for the remainder of 2015, 2016 and 2017, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in unrealized mark-to-market losses of $6.1 million and $6.7 million on June 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of June 30, 2015, we had Mid-C International Commodity Exchange-based hedge positions, as well as physical delivery commitments with energy companies in place to cover our exposure to fluctuations in electricity prices for approximately 54%, 54% and 36% of the expected electricity purchases for the remainder of 2015, 2016 and 2017, respectively. We estimate that a $5.00 per mwh decrease in electricity prices would have resulted in unrealized mark-to-market losses of $0.4 million and $0.9 million on June 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.

Foreign Currency
During the quarter ended June 30, 2015, we entered into cash commitments for an equipment purchase denominated in euros and hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturer. These derivative instruments are designated and qualify as cash flow hedges, therefore periodic gains and losses related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of June 30, 2015, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through December 2016. We estimate that a 10% decrease in the June 30, 2015 exchange rate of euros to US dollars would have resulted in unrealized mark-to-market losses of $0.9 million as of June 30, 2015.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2014.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2015:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2015 - April 30, 2015	802	$77.56	127,434	$77.70	$132.8
May 1, 2015 - May 31, 2015	—	—	9,500	82.05	$132.1
June 1, 2015 - June 30, 2015	539	83.44	10,261	83.52	$131.2
Total	1,341	$79.92	147,195	$78.39	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended June 30, 2015, we withheld 1,341 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Of the remaining value of shares that may yet be purchased pursuant to the stock repurchase plan, $75.0 million was authorized by our Board of Directors in December 2013 and an additional $100.0 million was authorized on April 14, 2015. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information about restrictions on dividend payments.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 2, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

3.2	Amendment to Bylaws dated June 2, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

*10.1	Form of Warrant Amendment.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 23, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 2, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

3.2	Amendment to Bylaws dated June 2, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

*10.1	Form of Warrant Amendment.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.