Form 10-Q
period 2015-09-30
KAISER ALUMINUM CORP
filed 2015-10-22
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2015, there were 17,739,189 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$82.6	$177.7
Short-term investments	30.0	114.0
Receivables:
Trade receivables – net	131.6	129.3
Other	4.4	10.9
Inventories	217.3	214.7
Prepaid expenses and other current assets	98.6	178.6
Total current assets	564.5	825.2
Property, plant and equipment – net	472.7	454.9
Net assets of Union VEBA	—	340.1
Deferred tax assets – net (including deferred tax liability relating to the Union VEBA of $0.0 and $127.0 at September 30, 2015 and December 31, 2014, respectively)	135.7	30.9
Intangible assets – net	30.9	32.1
Goodwill	37.2	37.2
Other assets	22.1	23.3
Total	$1,263.1	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.3	$81.4
Accrued salaries, wages and related expenses	38.4	39.6
Other accrued liabilities	61.4	132.8
Current portion of long-term debt	—	172.5
Short-term capital leases	0.1	0.1
Total current liabilities	169.2	426.4
Net liabilities of Salaried VEBA	15.9	17.2
Deferred tax liabilities	0.8	0.9
Long-term liabilities	86.0	58.3
Long-term debt	218.9	225.0
Total liabilities	490.8	727.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2015 and December 31, 2014; no shares were issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2015 and at December 31, 2014; 21,793,040 shares issued and 17,603,730 shares outstanding at September 30, 2015; 21,197,164 shares issued and 17,607,251 shares outstanding at December 31, 2014	0.2	0.2
Additional paid in capital	1,033.6	1,028.5
Retained earnings	9.7	280.4
Treasury stock, at cost, 4,189,310 shares at September 30, 2015 and 3,589,913 shares at December 31, 2014, respectively	(242.5)	(197.1)
Accumulated other comprehensive loss	(28.7)	(96.1)
Total stockholders’ equity	772.3	1,015.9
Total	$1,263.1	$1,743.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions of dollars, except share and per share amounts)
Net sales	$336.4	$338.9	$1,075.3	$1,018.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	267.3	280.4	864.4	838.8
Unrealized losses on derivative instruments	1.7	3.6	7.7	—
Depreciation and amortization	8.1	8.0	24.2	23.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	21.1	19.0	67.4	61.3
Net periodic postretirement benefit cost (income) relating to VEBAs – Note 5	0.6	(6.0)	1.8	(17.7)
(Gain) loss on removal of Union VEBA net assets – Note 5	(2.9)	—	490.9	—
Total selling, general, administrative, research and development	18.8	13.0	560.1	43.6
Other operating charges, net	—	1.3	—	1.5
Total costs and expenses	295.9	306.3	1,456.4	907.0
Operating income (loss)	40.5	32.6	(381.1)	111.1
Other (expense) income:
Interest expense	(4.9)	(9.7)	(19.9)	(27.7)
Other (expense) income, net – Note 13	(0.9)	2.2	(0.1)	5.9
Income (loss) before income taxes	34.7	25.1	(401.1)	89.3
Income tax (provision) benefit	(12.6)	(9.2)	151.2	(33.1)
Net income (loss)	$22.1	$15.9	$(249.9)	$56.2

Net income (loss) per common share:
Basic	$1.29	$0.90	$(14.55)	$3.15
Diluted	$1.21	$0.85	$(14.55)	$3.02
Weighted-average number of common shares outstanding (in thousands):
Basic	17,123	17,707	17,178	17,853
Diluted	18,172	18,619	17,178	18,592

Dividends declared per common share	$0.40	$0.35	$1.20	$1.05

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions of dollars)
Net income (loss)	$22.1	$15.9	$(249.9)	$56.2
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss (gain)	0.3	(0.5)	0.8	(1.4)
Amortization of prior service cost	0.7	2.6	2.2	8.0
Removal of obligation relating to Union VEBA	—	—	106.6	—
Other comprehensive income relating to VEBAs	1.0	2.1	109.6	6.6
Available for sale securities:
Unrealized (loss) gain on available for sale securities	(0.4)	(0.2)	(0.7)	0.1
Reclassification adjustments:
Reclassification of unrealized (gain) loss upon sale of available for sale securities	(0.1)	—	0.1	(0.2)
Other comprehensive loss relating to available for sale securities	(0.5)	(0.2)	(0.6)	(0.1)
Unrealized loss on foreign currency cash flow hedges	—	—	(0.2)	—
Foreign currency translation (loss) gain	(0.3)	0.1	(0.2)	0.2
Other comprehensive income, before tax	0.2	2.0	108.6	6.7
Income tax expense related to items of other comprehensive income	(0.1)	(0.7)	(41.2)	(2.4)
Other comprehensive income, net of tax	0.1	1.3	67.4	4.3
Comprehensive income (loss)	$22.2	$17.2	$(182.5)	$60.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$(197.1)	$(96.1)	$1,015.9
Net loss	—	—	—	(249.9)	—	—	(249.9)
Other comprehensive income, net of tax	—	—	—	—	—	67.4	67.4
Issuance of non-vested shares to employees and non-employee directors	62,285	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,436	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	50,809	—	—	—	—	—	—
Cancellation of employee non-vested shares	(793)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(35,081)	—	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(599,397)	—	—	—	(45.4)	—	(45.4)
Issuance of stock warrants	516,220	—	—	—	—	—	—
Cash dividends on common stock ($1.20 per share)	—	—	—	(21.0)	—	—	(21.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.1	—	—	—	1.1
Amortization of unearned equity compensation	—	—	6.8	—	—	—	6.8
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, September 30, 2015	17,603,730	$0.2	$1,033.6	$9.7	$(242.5)	$(28.7)	$772.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(249.9)	$56.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23.0	21.9
Amortization of definite-lived intangible assets	1.2	1.2
Amortization of debt discount and debt issuance costs	4.2	8.8
Deferred income taxes – Note 4	(151.0)	29.6
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.1)	(0.8)
Non-cash equity compensation	7.0	5.4
Non-cash unrealized losses (gains) on derivative instruments	7.7	(3.6)
Non-cash impairment charges	—	1.5
Losses on disposition of property, plant and equipment	0.2	0.1
Non-cash net periodic postretirement benefit cost (income) relating to VEBAs[1]	1.8	(17.7)
Non-cash loss on removal of Union VEBA net assets[1]	446.7	—
Other non-cash changes in assets and liabilities	0.4	0.5
Changes in operating assets and liabilities:
Trade and other receivables	4.2	(9.6)
Inventories	(2.6)	3.1
Prepaid expenses and other current assets	—	(0.9)
Accounts payable	(15.0)	28.7
Accrued liabilities[1]	19.7	(2.8)
Annual variable cash contributions to VEBAs[1]	(13.7)	(16.0)
Long-term assets and liabilities, net[1]	26.1	(1.9)
Net cash provided by operating activities	108.9	103.7
Cash flows from investing activities:
Capital expenditures	(38.4)	(39.6)
Purchase of available for sale securities	(0.5)	(53.4)
Proceeds from disposition of available for sale securities	84.0	82.2
Change in restricted cash	—	(0.7)
Net cash provided by (used in) investing activities	45.1	(11.5)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from financing activities:
Repurchase of Senior Notes[2]	(6.1)	—
Settlement of Convertible Notes[2]	(175.0)	—
Proceeds from cash-settled call options related to settlement of Convertible Notes[2]	94.9	—
Payment for conversion premium related to settlement of Convertible Notes[2]	(94.9)	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.1	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(3.0)	(2.4)
Repurchase of common stock	(45.1)	(28.7)
Cash dividend paid to stockholders	(21.0)	(19.1)
Net cash used in financing activities	(249.1)	(49.4)
Net (decrease) increase in cash and cash equivalents during the period	(95.1)	42.8
Cash and cash equivalents at beginning of period	177.7	169.5
Cash and cash equivalents at end of period	$82.6	$212.3
____________

[1]	See Note 5 for the impact of removing the Union VEBA net assets.

[2]	See Note 3 for more information relating to the Senior Notes and the Convertible Notes.

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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. The (shortfalls) excesses of current cost over the stated LIFO value of inventory at September 30, 2015 and December 31, 2014 was $(13.4) million and $37.6 million, respectively. The net realizable value of our inventory was approximately the stated LIFO value as of September 30, 2015. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at September 30, 2015 and December 31, 2014 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.4 million and $0.3 million during the quarters ended September 30, 2015 and September 30, 2014, respectively. The amount of interest expense capitalized as construction in progress was $1.1 million and $2.2 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.
We recorded impairment charges of $1.3 million and $1.5 million during the quarter and nine months ended September 30, 2014, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating charges, net, in the Statements of Consolidated Income and are included in the Fabricated Products segment.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended September 30, 2015 and September 30, 2014, we recorded depreciation expense

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

of $7.5 million and $7.4 million, respectively, relating to our operating facilities in the Fabricated Products segment. For the nine months ended September 30, 2015 and September 30, 2014, we recorded depreciation expense of $22.6 million and $21.5 million, respectively, relating to our operating facilities in the Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.
Concentration of Labor Subject to Collective Bargaining Agreements. At September 30, 2015, approximately 63% of our employees were covered by collective bargaining agreements and 5% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from September 30, 2015.
Dividends. When we expect to be in a capital surplus position by the end of a fiscal year, cash dividends and dividend equivalents paid are charged against (Accumulated deficit) retained earnings; otherwise, dividends and dividend equivalents paid are charged against Additional paid in capital.
Foreign Currency Risk Management. From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities.
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
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force ("ASU 2014-12"), was issued in June 2014. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. Our adoption of this ASU in the first quarter of 2015 did not have a material impact on our consolidated financial statements.
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), was issued in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in an entity’s balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of being presented as a deferred charge in the balance sheet. In August 2015, ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03 and ASU 2015-15. An entity is required to adopt ASU 2015-03 and ASU 2015-15 for reporting periods beginning on or after December 15, 2015. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), was issued in April 2015. The ASU requires companies to perform the same assessment that vendors currently perform under ASC 985-605; that is, companies must determine whether an arrangement with its vendor contains a software license element. If so, the related fees paid are accounted for as an internal-use software intangible under ASC 350-40; if not, the arrangement is accounted for as a service contract. As a result of the issuance of ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. An entity is required to adopt ASU 2015-05 for reporting periods beginning on or after December 15, 2015. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), was issued in May 2015. This ASU removes the requirement to categorize within the fair value hierarchy table investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share ("NAV") or its equivalent. ASU 2015-07 requires that these investments continue to be shown in the fair value disclosure in order to allow the disclosure to reconcile to the investment amount presented in the balance sheet. We expect to early adopt ASU 2015-07 in the quarter ending December 31, 2015 with retrospective application. We expect to modify our presentation of assets valued using NAV in the voluntary employees’ beneficiary association ("VEBA") postretirement benefit plan and Canadian Pension Plan section of our fair value hierarchy table when we adopt ASU 2015-07.
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), was issued in August 2015. ASU 2015-14 defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities and permits early adoption on a limited basis. We expect to adopt ASU 2014-09 for the fiscal year ending December 31, 2018 and will continue to assess the impact of the adoption on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	September 30, 2015	December 31, 2014
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$37.1	$29.5
Commercial paper	45.5	148.2
Total	$82.6	$177.7

Trade Receivables – Net
Billed trade receivables	$132.2	$128.7
Unbilled trade receivables	0.2	1.4
Trade receivables, gross	132.4	130.1
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$131.6	$129.3

Inventories
Finished products	$63.1	$73.6
Work-in-process	82.2	66.7
Raw materials	49.6	54.2
Operating supplies and repair and maintenance parts	22.4	20.2
Total	$217.3	$214.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2015	December 31, 2014
	(In millions of dollars)
Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$0.3	$85.7
Current deferred tax assets	92.2	86.4
Short-term restricted cash	0.3	0.3
Prepaid taxes	1.1	—
Other	4.7	6.2
Total	$98.6	$178.6

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.9
Buildings and leasehold improvements	68.4	63.8
Machinery and equipment	528.1	509.8
Construction in progress	42.6	25.2
Property, plant and equipment – gross	661.8	621.7
Accumulated depreciation	(189.4)	(166.8)
Assets held for sale	0.3	—
Property, plant and equipment – net	$472.7	$454.9

Other Assets
Restricted cash	$10.6	$10.0
Deferred financing costs	4.5	5.9
Deferred compensation plan assets	7.0	7.3
Other	—	0.1
Total	$22.1	$23.3

Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$16.5	$94.9
Uncleared cash disbursements	10.1	9.1
Accrued income taxes and taxes payable	6.4	5.2
Accrued annual contribution to VEBAs	—	13.7
Accrued contingent contribution to Union VEBA – Note 5	14.2	—
Short-term environmental accruals – Note 7	2.2	2.3
Accrued interest	6.2	3.7
Short-term deferred revenue	1.5	0.2
Other	4.3	3.7
Total	$61.4	$132.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2015	December 31, 2014
	(In millions of dollars)
Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$2.8	$1.9
Income tax liabilities	0.7	2.4
Workers’ compensation accruals	20.5	21.5
Long-term environmental accruals – Note 7	16.6	17.0
Long-term asset retirement obligations	4.5	4.4
Deferred compensation liabilities	7.3	7.2
Long-term deferred revenue	0.4	0.5
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	29.9	—
Other long-term liabilities	3.2	3.3
Total	$86.0	$58.3
3. Debt and Credit Facility
Senior Notes
In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("Senior Notes") at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 million and $14.5 million for the quarter and nine months ended September 30, 2015, respectively. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes were $4.8 million and $14.5 million for the quarter and nine months ended September 30, 2014, respectively. A portion of the interest relating to the Senior Notes was capitalized as construction in progress.
During the quarter ended September 30, 2015, we repurchased $6.1 million aggregate principal amount of our Senior Notes for 107.5% of the face value plus an insignificant amount of accrued interest, resulting in a loss of $0.6 million recognized within Other income, net on our statements of consolidated income (loss). As of September 30, 2015, $218.9 million aggregate principal amount of our Senior Notes remained outstanding. See Note 16 for information regarding additional Senior Notes repurchases made between October 1, 2015 through October 19, 2015.
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
The following table provides additional information regarding the Convertible Notes (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual coupon interest	$—	$2.0	$2.0	$5.9
Amortization of discount	—	2.3	2.4	6.7
Amortization of deferred financing costs	—	0.3	0.3	0.9
Total interest expense[1]	$—	$4.6	$4.7	$13.5
____________

[1]	A portion of the interest relating to the Convertible Notes was capitalized as construction in progress.

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
Convertible Notes Hedge Transactions. In connection with the issuance of our Convertible Notes, we entered into privately negotiated transactions whereby we purchased cash-settled call options ("Option Assets") relating to shares of our common stock that settled contemporaneously with the Convertible Notes. On April 1, 2015, we received Option Asset settlement proceeds of $94.9 million, which equaled the aggregate amount of cash that we paid to the holders of the converted Convertible Notes, less the principal amount thereof and interest payable thereon. Accordingly, the net cash outflow to settle our Convertible Notes and Option Assets on April 1, 2015 was $178.9 million.
Contemporaneous with the issuance of the Convertible Notes and our purchase of the Option Assets in 2010, we sold net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional shares of our common stock. Beginning on July 1, 2015, the Warrants commenced settling ratably over the subsequent 120 trading day period. We delivered to the Warrant holders a number of shares for each Warrant according to the formula discussed in Note 10. As of September 30, 2015, after reflecting cumulative anti-dilution adjustments for payment of quarterly dividends paid in excess of $0.24 per share, the exercise price of the Warrants was $60.32 per share. See Note 10 and Note 16 for additional information relating to the settlement of our Warrants.
See "Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities" in Note 9 for information relating to the estimated fair value of the Senior Notes, Convertible Notes, Bifurcated Conversion Feature and Option Assets.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through September 2016. We had $246.5 million of borrowing availability under the Revolving Credit Facility at September 30, 2015, based on the borrowing base determination then in effect. At September 30, 2015, there were no borrowings under the Revolving Credit Facility and $7.4 million was being used to support outstanding letters of credit, leaving $239.1 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at September 30, 2015.
4. Income Tax Matters
The provision for (benefit from) incomes taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Domestic	$13.4	$9.2	$(149.0)	$32.2
Foreign	(0.8)	—	(2.2)	0.9
Total	$12.6	$9.2	$(151.2)	$33.1
The income tax (benefit) provision for the quarters ended September 30, 2015 and September 30, 2014 was $12.6 million and $9.2 million, reflecting an effective tax rate of 36.3% and 36.7%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarters ended September 30, 2015 and September 30, 2014.
The income tax (benefit) provision for the nine months ended September 30, 2015 and September 30, 2014 was $(151.2) million and $33.1 million, reflecting an effective tax rate of 37.7% and 37.0%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2015 and September 30, 2014.
The $(151.2) million income tax benefit for the nine months ended September 30, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

See Note 5 for disclosure regarding employee benefits.
Our gross unrecognized benefits relating to uncertain tax positions were $1.6 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively, of which, $0.5 million and $1.1 million would go through our income tax provision and thus impact the effective tax rate at September 30, 2015 and December 31, 2014, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
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
VEBA Postretirement Medical Obligations. Certain retirees, their surviving spouses and eligible dependents receive medical coverage through participation in a VEBA for the benefit of certain union retirees, their surviving spouses and eligible dependents ("Union VEBA") or a VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents ("Salaried VEBA" and, together with the Union VEBA, "VEBAs"). We have no claim to the assets of the VEBAs or any obligation to fund their liabilities. The benefits paid by the VEBAs to the plan participants are made at the sole discretion of the respective VEBA trustees and are outside our control. Our only financial obligations to the VEBAs are (i) an annual variable cash contribution (described in more detail below) and (ii) reimbursement of annual administrative expenses of the VEBAs up to $0.3 million in the aggregate. Nevertheless, we have historically accounted for each of the VEBAs, and continue to account for the Salaried VEBA, as a defined benefit postretirement plan with the maximum benefits payable capped at the aggregate of the current assets of the VEBAs and the estimated future variable contributions from us and earnings thereon.
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
In January 2015, members of the USW at our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities ratified a new five-year collective bargaining agreement ("CBA"). The CBA did not extend our obligation to make annual variable contributions to the Union VEBA. As a result of our obligation to make annual variable contributions to the Union VEBA expiring for any period after September 2017, we no longer account for the Union VEBA as a defined benefit plan and have removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheets as of January 1, 2015. As of September 30, 2015, the estimated liability for the remaining variable cash contributions through September 2017, of $44.1 million in the aggregate was recorded in Other accrued liabilities and Long-term liabilities (see Note 2). Such amounts will be adjusted quarterly based on our most current cash flow (as previously defined) projections with the changes reflected in our Operating income (loss).

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
Components of Net Periodic Postretirement Benefit (Income) Cost. Our results of operations included the following impacts associated with the VEBAs and the Canadian defined benefit plan: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic postretirement benefit cost related to the Canadian defined benefit plan was not material for the quarters and nine months ended September 30, 2015 and September 30, 2014. The following table presents the components of net periodic postretirement benefit cost (income) for the VEBAs and charges relating to all other employee benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
VEBAs:
Service cost[1]	$—	$0.6	$—	$1.7
Interest cost	0.7	4.2	2.1	12.5
Expected return on plan assets	(1.1)	(12.9)	(3.3)	(38.5)
Amortization of prior service cost	0.7	2.6	2.2	8.0
Amortization of net actuarial loss (gain)	0.3	(0.5)	0.8	(1.4)
Total net periodic postretirement benefit cost (income) relating to VEBAs	0.6	(6.0)	1.8	(17.7)
(Gain) loss on removal of Union VEBA net assets[2]	(2.9)	—	490.9	—
Total VEBAs	(2.3)	(6.0)	492.7	(17.7)
Other employee benefit plans:
Deferred compensation plan	(0.4)	—	0.1	0.6
Defined contribution plans	1.4	1.3	7.1	6.8
Multiemployer pension plans	1.1	0.8	2.9	2.6
Total other employee benefit plans	$2.1	$2.1	$10.1	$10.0
Total	$(0.2)	$(3.9)	$502.8	$(7.7)
____________

[1]	The service cost related to the Salaried VEBA was insignificant for all periods presented.

[2]	Includes a $2.9 million adjustment during the quarter ended September 30, 2015 to decrease our contingent contribution accrual related to the Union VEBA settlement.
The following table presents the allocation of the charges (income) detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fabricated Products	$2.4	$2.0	$9.4	$8.9
All Other	(2.6)	(5.9)	493.4	(16.6)
Total	$(0.2)	$(3.9)	$502.8	$(7.7)
For all periods presented, Net periodic postretirement benefit cost (income) relating to VEBAs was included within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

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
Total costs relating to STI Plans were recorded as follows for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of products sold, excluding depreciation and amortization and other items	$1.0	$1.3	$3.2	$3.8
SG&A and R&D	1.9	1.6	7.6	6.1
Total costs recorded in connection with STI Plans	$2.9	$2.9	$10.8	$9.9
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fabricated Products	$2.2	$2.2	$7.7	$7.6
All Other	0.7	0.7	3.1	2.3
Total costs recorded in connection with STI Plans	$2.9	$2.9	$10.8	$9.9
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At September 30, 2015, 707,090 common shares were available for additional awards under the Equity Incentive Plan.
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
Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs were as follows for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Non-vested common shares and restricted stock units	$1.1	$0.5	$3.3	$2.8
EVA-Based Performance Shares	0.1	—	0.8	1.0
TSR-Based Performance Shares	1.0	0.4	2.7	1.4
Total non-cash compensation expense	$2.2	$0.9	$6.8	$5.2
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fabricated Products	$0.8	$0.5	$2.4	$2.6
All Other	1.4	0.4	4.4	2.6
Total non-cash compensation expense	$2.2	$0.9	$6.8	$5.2
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of September 30, 2015:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$6.9	2.0
EVA-Based Performance Shares	$0.6	0.5
TSR-Based Performance Shares	$8.8	2.1
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares and TSR-Based Performance Shares for the nine months ended September 30, 2015 was as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014	158,770	$59.88	5,357	$59.71	353,576	$50.35	150,223	$83.18
Granted[1]	62,285	72.09	2,325	69.83	—	—	150,424	95.68
Vested	(58,241)	52.76	(2,161)	52.91	(48,648)	44.48	—	—
Forfeited[1]	(793)	67.83	—	—	(432)	57.54	(770)	89.12
Canceled[1]	—	—	—	—	(146,016)	44.48	—	—
Outstanding at September 30, 2015	162,021	$67.09	5,521	$66.64	158,480	$57.75	299,877	$89.43
____________

[1]
For EVA-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout.

Stock Options. We have fully-vested stock options that were granted in 2007. There were 16,645 fully-vested options outstanding as of September 30, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 1.50 and 2.25 years, respectively. The average grant date fair value of the options was $39.90. No options were granted, exercised or forfeited during the nine months ended September 30, 2015.
Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For each nine month period ended September 30, 2015 and September 30, 2014, we recorded $0.2 million relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2015 and September 30, 2014, 35,081 and 33,696 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
 Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Warrants) and letters of credit (see Note 3 and Note 8).
There were no material changes to our scheduled minimum rental commitments during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, our contractual obligations for 2015 increased by $33.3 million, consisting of $26.2 million in raw material related purchase obligations and $7.1 million in firm commitments for equipment purchases. Additionally, our contractual obligations for 2016 and 2017 increased by $13.4 million and $6.7 million, respectively. The increase for 2016 consists of $6.5 million in raw material related purchase obligations, $5.3 million in firm commitments for equipment purchases and $1.6 million in firm commitments for energy purchases. The increase for 2017 consists of $0.5 million in raw material related purchase obligations, $0.1 million in firm commitments for equipment purchases and $6.1 million in firm commitments for energy purchases.
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
At September 30, 2015, our environmental accrual of $18.8 million represented our estimate of the incremental remediation cost based on (i) proposed alternatives in the final feasibility study related to our Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. As of September 30, 2015, we had open forward contracts designated as cash flow hedges to purchase euros with maturity dates between one and 15 months. The notional amounts of these foreign currency forward contracts totaled 7.3 million euros at September 30, 2015 with an average contract exchange rate of 1.14. The effective portion of the changes in fair value on these instruments is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into earnings during the quarter ended September 30, 2015 and anticipate no such reclassifications for the next 12 months. For the nine months ended September 30, 2015, we recorded an unrealized loss of $0.2 million on the effective portions of our designated foreign currency cash flow hedges. There were no gains or losses recorded on these hedges during the quarter ended September 30, 2015 and no ineffectiveness was incurred on these hedges during the quarter and nine months ended September 30, 2015.
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
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $18.5 million and $11.4 million at September 30, 2015 and December 31, 2014, respectively.
We regularly review the creditworthiness of our derivative counterparties and do not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
During the nine months ended September 30, 2015 and September 30, 2014, total Fabricated Products shipments that contained firm-price terms were (in millions of pounds) 148.6 and 109.3, respectively. At September 30, 2015, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2015 and 2016, totaling approximately (in millions of pounds) 52.7 and 93.8, respectively.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Included in Other Comprehensive Income (Loss):
Unrealized (losses):
Foreign Currency	$—	$—	$(0.2)	$—
Included in Statements of Consolidated Income (Loss):
Realized (losses) gains[1]:
Aluminum	(9.0)	3.1	(18.8)	5.2
Natural Gas	(1.2)	(0.1)	(3.8)	1.1
Electricity	(0.3)	0.1	(1.4)	0.1
Total realized (losses) gains	$(10.5)	$3.1	$(24.0)	$6.4
Unrealized (losses)[2]:
Non-designated hedges of operational risk:
Aluminum	$(0.3)	$(1.0)	$(8.8)	$1.3
Natural Gas	(1.0)	(1.6)	(0.2)	(1.0)
Electricity	(0.4)	(1.0)	1.3	(0.3)
Foreign Currency	—	0.1	—	—
Total non-designated hedges of operational risk	(1.7)	(3.5)	(7.7)	—
Option Assets relating to the Convertible Notes[3]	—	12.9	10.2	19.8
Bifurcated Conversion Feature of the Convertible Notes[3]	—	(10.7)	(10.2)	(16.2)
Total unrealized (losses) gains	$(1.7)	$(1.3)	$(7.7)	$3.6
______________________

[1]	Realized (losses) gains on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Unrealized (losses) on hedges of operational risk are recorded within Unrealized losses on derivative instruments.

[3]	Unrealized (losses) gains on financial derivatives are recorded within Other income, net.
The following table summarizes our material derivative positions at September 30, 2015:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	10/15 through 12/16	148.9
Fixed price sales contracts	10/15 through 10/16	2.4
Midwest premium swap contracts[1]	10/15 through 12/16	87.8

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	10/15 through 12/18	6,820,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed price purchase contracts	10/15 through 12/15	44,180

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	11/15 through 12/16	7,315,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of September 30, 2015, we had Henry Hub NYMEX-based hedge positions in place to cover exposure to fluctuations in prices for approximately 76%, 75%, 57% and 11% of the expected natural gas purchases for the remainder of 2015, 2016, 2017 and 2018, respectively.

[3]
As of September 30, 2015, we had Mid-C International Commodity Exchange-based hedge positions, as well as physical delivery commitments with energy companies, in place to cover our exposure to fluctuations in electricity prices for approximately 54% of the expected electricity purchases for the remainder of 2015 and each of 2016 and 2017.

We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding our derivatives by type of counterparty as of September 30, 2015 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$0.3	$—	$0.3	$0.3	$—	$—
Total	$0.3	$—	$0.3	$0.3	$—	$—

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(10.9)	$—	$(10.9)	$(0.3)	$—	$(10.6)
Counterparty (without netting agreements)	(0.5)	—	(0.5)	—	—	(0.5)
Counterparty (with partial netting agreements)	(7.9)	—	(7.9)	—	—	(7.9)
Total	$(19.3)	$—	$(19.3)	$(0.3)	$—	$(19.0)

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
Bifurcated Conversion Feature and Option Assets - At December 31, 2014, the fair value of the Bifurcated Conversion Feature was classified as Level 2 in the fair value hierarchy and measured as the difference in the estimated fair value of the Convertible Notes (based on the trading price of the Convertible Notes) and the estimated fair value of the Convertible Notes without the cash conversion feature (present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015). Due to the short duration before maturity, management concluded that the fair value of the Option Assets should equal the fair value of the Bifurcated Conversion Feature as of December 31, 2014. As of December 31, 2014, the Bifurcated Conversion Feature and Option Assets were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively. As of September 30, 2015, all balances related to the Convertible Notes, Bifurcated Conversion Feature and Option Assets had been settled.
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, was a net liability of $19.0 million and $11.1 million, respectively. The increase in net liability position during the quarter ended September 30, 2015 was primarily due to changes in the underlying commodity and energy prices, as well as settlements of asset positions during such period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating income (loss) (see Note 8).
VEBA and Canadian Pension Plan Assets. The plan assets of the VEBAs and our Canadian pension plan are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. With respect to the VEBAs, the investment advisors providing the valuations are engaged by the VEBA trustees. As previously discussed, in January 2015, members of the USW at our Newark and Trentwood facilities ratified a new five-year CBA, which did not did not extend our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. As a result of the expiration of our obligation to make annual variable contributions to the Union VEBA, we removed the assets of the Union VEBA from our Consolidated Balance Sheets during the quarter ended March 31, 2015 based on the valuation at December 31, 2014 (See Note 5).
Available for Sale Securities. We hold debt investment securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At September 30, 2015, the remaining maturity period with respect to short-term investments ranged from approximately five to seven months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns exists. At September 30, 2015 and September 30, 2014, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. The fair value input of the available for sale securities is

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair values of the Convertible Notes at December 31, 2014 and the Senior Notes at both September 30, 2015 and December 31, 2014 are based on their trading prices at each respective period end date and are considered Level 1 inputs in the fair value hierarchy (see Note 3 for the carrying values of the Convertible Notes and the Senior Notes). The Convertible Notes were settled on April 1, 2015.
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum -
Fixed price sales contracts	$—	$0.2	$—	$0.2
Midwest premium swap contracts	—	—	0.1	0.1

All Other Financial Assets:
Cash and cash equivalents	37.1	45.5	—	82.6
Short-term investments	—	30.0	—	30.0
Deferred compensation plan asset	—	7.0	—	7.0
Total assets	$37.1	$82.7	$0.1	$119.9

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum -
Fixed price purchase contracts	$—	$(10.3)	$—	$(10.3)
Midwest premium swap contracts	—	—	(2.0)	(2.0)
Natural Gas - Fixed price purchase contracts	—	(6.4)	—	(6.4)
Electricity - Fixed price purchase contracts	—	(0.4)	—	(0.4)

Derivative Instruments (Designated Hedges):
Foreign Currency - Euro forward purchase contracts	—	(0.2)	—	(0.2)

All Other Financial Liabilities:
Senior Notes	(233.0)	—	—	(233.0)
Total liabilities	$(233.0)	$(17.3)	$(2.0)	$(252.3)

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
The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at September 30, 2015 (in millions of dollars)	Valuation technique	Unobservable input	Range ($ in unit price)
Assets:
Midwest premium contracts	$0.1	Discounted fair value	Forward price curve	$0.070 per metric ton in Oct 2015 to $0.063 per metric ton in Dec 2016
Liabilities:
Midwest premium contracts	$(2.0)	Discounted fair value	Forward price curve	$0.070 per metric ton in Oct 2015 to $0.063 per metric ton in Dec 2016

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis (in millions of dollars):

Level 3
Balance at December 31, 2014	$1.0
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses on derivative instruments	(3.9)
Transactions involving Level 3 derivative contracts:
Purchases	(5.4)
Sales	—
Issuances	—
Settlements	6.4
Transactions involving Level 3 derivatives — net	1.0
Transfers in and/or out of Level 3 valuation hierarchy	—
Balance at September 30, 2015	$(1.9)

Total losses included in Unrealized losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at September 30, 2015:	$(2.0)
Fair Values of Non-Financial Assets and Liabilities
We concluded that none of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the nine months ended September 30, 2015 and September 30, 2014.
10. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$22.1	$15.9	$(249.9)	$56.2
Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	17,123	17,707	17,178	17,853
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	305	134	—	143
Add: dilutive effect of warrants	744	778	—	596
Diluted[2]	18,172	18,619	17,178	18,592

Net income (loss) per common share, Basic:	$1.29	$0.90	$(14.55)	$3.15
Net income (loss) per common share, Diluted:	$1.21	$0.85	$(14.55)	$3.02

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
Warrants relating to approximately 1.7 million notional common shares (with an exercise price of approximately $60.32 per share) and 3.7 million notional common shares (with an exercise price of approximately $60.80 per share) were outstanding as of September 30, 2015 and September 30, 2014, respectively. Upon settlement, each Warrant holder receives a number of shares of our common stock equal to (a) the number of notional shares associated with each Warrant settling on such date multiplied by (b)(i) the excess (if any) of the volume weighted average price of our common stock on each exercise date over the then effective strike price of the Warrants divided by (ii) such volume-weighted average price of our common stock. Warrant holders receive cash in lieu of fractional shares. The Warrants began settling ratably over the 120 trading day period beginning on July 1, 2015. During the quarter ended September 30, 2015, 516,220 shares of our common stock were issued upon settlement of Warrants relating to approximately 2.0 million notional common shares, leaving Warrants relating to approximately 1.7 million notional shares outstanding as of September 30, 2015 to be settled during the following quarter. If the Warrants relating to 1.7 million notional shares had all been settled on September 30, 2015, the number of shares issued using our average stock price for the quarter ended September 30, 2015 would have been 473,850. As of September 30, 2014, if the Warrants then outstanding relating to 3.7 million notional shares had all been settled, the number of our common shares issued using our average stock price for the quarter September 30, 2014 would have been 778,147. See Note 3 and Note 16 for additional information relating to the Warrants.
The following securities were excluded from the weighted-average diluted shares computation for the quarters and nine months ended September 30, 2015 and September 30, 2014 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common shares	—	20	17	20
Non-vested common shares, restricted stock units and performance shares	—	56	281	48
Warrants	—	—	773	—
Total excluded	—	76	1,071	68
During the nine months ended September 30, 2015 and September 30, 2014, we paid a total of approximately $21.0 million ($1.20 per common share) and $19.1 million ($1.05 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
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
During the nine months ended September 30, 2015 and September 30, 2014, we repurchased 599,397 shares of common stock (at a weighted-average price of $75.81 per share) and 410,589 shares of common stock (at a weighted-average price of $70.34 per share), respectively, pursuant to the stock repurchase program. The total cost of $45.4 million and $28.9 million was recorded as Treasury stock during the nine months ended September 30, 2015 and September 30, 2014, respectively. At September 30, 2015, $127.3 million were available for the repurchase of our common shares under the stock repurchase program.

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
The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales:
Fabricated Products	$336.4	$338.9	$1,075.3	$1,018.1
Segment operating income (loss):
Fabricated Products[1]	$47.3	$35.6	$142.8	$121.2
All Other[2]	(6.8)	(3.0)	(523.9)	(10.1)
Total operating income (loss)	$40.5	$32.6	$(381.1)	$111.1
Interest expense	(4.9)	(9.7)	(19.9)	(27.7)
Other (expense) income, net	(0.9)	2.2	(0.1)	5.9
Income (loss) before income taxes	$34.7	$25.1	$(401.1)	$89.3
Depreciation and amortization:
Fabricated Products	$7.9	$7.8	$23.8	$22.7
All Other	0.2	0.2	0.4	0.4
Total depreciation and amortization	$8.1	$8.0	$24.2	$23.1
Capital expenditures:
Fabricated Products	$15.1	$9.3	$37.8	$38.8
All Other	0.4	0.2	0.6	0.8
Total capital expenditures	$15.5	$9.5	$38.4	$39.6
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market losses on primary aluminum, natural gas, electricity and foreign currency hedging activities, which totaled $1.7 million and $3.5 million for the quarters ended September 30, 2015 and September 30, 2014, respectively. There was a $7.7 million non-cash mark-to-market loss on primary aluminum, natural gas, electricity and foreign currency hedging activities for the nine months ended September 30, 2015 and none for the nine months ended September 30, 2014. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included Net periodic postretirement benefit cost (income) of $0.6 million and $(6.0) million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and $1.8 million and $(17.7) million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Additionally, operating loss in All Other included (gain) loss on removal of Union VEBA net assets of $(2.9) million and $490.9 million during the quarter and nine months ended September 30, 2015, respectively. See Note 5 for further details.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2015	December 31, 2014
Assets:
Fabricated Products	$897.3	$878.9
All Other[1]	365.8	864.8
Total assets	$1,263.1	$1,743.7
_____________________

[1]
Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs (see Note 5 and Note 9) and net deferred income tax assets.

Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales:
Aero/HS products	$170.0	$172.5	$531.4	$509.1
Automotive Extrusions	49.5	44.0	153.3	129.5
GE products	100.4	103.6	331.5	323.1
Other products	16.5	18.8	59.1	56.4
Total net sales	$336.4	$338.9	$1,075.3	$1,018.1
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income taxes paid:
Fabricated Products —
United States	$0.1	$1.4	$0.4	$1.6
Canada	0.2	0.2	1.5	1.1
Total income taxes paid	$0.3	$1.6	$1.9	$2.7
The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for the quarters and nine months ended September 30, 2015 and September 30, 2014.
For both quarters ended September 30, 2015 and September 30, 2014, one customer represented 25% of Fabricated Products Net sales. For the nine months ended September 30, 2015 and September 30, 2014, one customer represented 25% and 26%, respectively, of Fabricated Products Net sales. No other individual customer accounted for more than 10% of Fabricated Products Net sales during the quarters and nine months ended September 30, 2015 and September 30, 2014.
At September 30, 2015, one customer represented 17% and no other individual customers accounted for 10% or more of the trade receivables balance. Two individual customers accounted for 10% and 12% of the trade receivables balance at December 31, 2014.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Information for contractual delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Percentage of total annual primary aluminum supply (lbs):
Supply from the Company's top five major suppliers	84%	82%	86%	79%
Supply from the Company's largest supplier	28%	31%	28%	30%
Supply from the Company's second and third largest suppliers	45%	34%	36%	32%
12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2015	2014
	(In millions of dollars)
Interest paid	$13.5	$12.2
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.3	$0.2
Unpaid purchases of property and equipment	$4.4	$1.8
13. Other (Expense) Income, Net
Other income, net consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income	$0.1	$0.3	$0.3	$0.8
Unrealized gains on financial derivatives[1]	—	2.2	—	3.6
Realized gains on investments	—	—	0.5	0.4
All other (expense) income, net	(1.0)	(0.3)	(0.9)	1.1
Other (expense) income, net	$(0.9)	$2.2	$(0.1)	$5.9
______________________

[1]	See "Hedges Relating to the Convertible Notes" in Note 8 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of other comprehensive income (loss) for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[4]	Amount
Quarter Ended September 30, 2015
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	0.7	(0.2)	0.5
Other comprehensive income relating to Salaried VEBA	1.0	(0.3)	0.7
Available for sale securities:
Unrealized loss on available for sale securities	(0.4)	0.1	(0.3)
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.1)	0.1	—
Other comprehensive loss relating to available for sale securities	(0.5)	0.2	(0.3)
Foreign currency translation loss	(0.3)	—	(0.3)
Other comprehensive income	$0.2	$(0.1)	$0.1

Quarter Ended September 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial gain[2]	$(0.5)	$0.2	$(0.3)
Amortization of prior service cost[2]	2.6	(1.0)	1.6
Other comprehensive income relating to VEBAs	2.1	(0.8)	1.3
Unrealized loss on available for sale securities	(0.2)	0.1	(0.1)
Foreign currency translation gain	0.1	—	0.1
Other comprehensive income	$2.0	$(0.7)	$1.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[4]	Amount
Nine Months Ended September 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.8	$(0.3)	$0.5
Amortization of prior service cost[1]	2.2	(0.8)	1.4
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	109.6	(41.5)	68.1
Available for sale securities:
Unrealized loss on available for sale securities	(0.7)	0.2	(0.5)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[3]	0.1	—	0.1
Other comprehensive loss relating to available for sale securities	(0.6)	0.2	(0.4)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Foreign currency translation loss	(0.2)	—	(0.2)
Other comprehensive income	$108.6	$(41.2)	$67.4

Nine Months Ended September 30, 2014
VEBAs:
Reclassification adjustments:
Amortization of net actuarial (gain)[2]	$(1.4)	$0.5	$(0.9)
Amortization of prior service cost[2]	8.0	(3.0)	5.0
Other comprehensive income relating to VEBAs	6.6	(2.5)	4.1
Available for sale securities:
Unrealized gain on available for sale securities	0.1	—	0.1
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.2)	0.1	(0.1)
Other comprehensive loss relating to available for sale securities	(0.1)	0.1	—
Foreign currency translation gain	0.2	—	0.2
Other comprehensive income	$6.7	$(2.4)	$4.3
________________

[1]
Amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments were included as a component of Net periodic postretirement benefit cost (income) relating to the Salaried VEBA.

[2]	Amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments were included as a component of Net periodic postretirement benefit cost (income) relating to both VEBAs.

[3]
Amounts reclassified out of Accumulated other comprehensive loss relating to sales of available for sale securities were included as a component of Other (expense) income, net. We use the specific identification method to determine the amount reclassified out of Accumulated other comprehensive loss.

[4]	Income tax amounts reclassified out of Accumulated other comprehensive loss were included as a component of Income tax (provision) benefit.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

15. Condensed Guarantor and Non-Guarantor Financial Information
We issued $225.0 million aggregate principal amount of our Senior Notes, of which $218.9 million aggregate principal amount remained outstanding as of September 30, 2015, pursuant to an indenture dated May 23, 2012 ("Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary’s guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of September 30, 2015 and December 31, 2014, and for the quarters and nine months ended September 30, 2015 and September 30, 2014 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting our information on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in our subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79.6	$3.0	$—	$82.6
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables — net	—	127.8	3.8	—	131.6
Intercompany receivables	29.2	96.8	2.6	(128.6)	—
Other	—	2.1	2.3	—	4.4
Inventories	—	213.7	6.0	(2.4)	217.3
Prepaid expenses and other current assets	0.1	98.1	1.3	(0.9)	98.6
Total current assets	29.3	648.1	19.0	(131.9)	564.5
Investments in and advances to subsidiaries	1,057.2	32.3	—	(1,089.5)	—
Property, plant and equipment — net	—	444.2	28.5	—	472.7
Long-term intercompany receivables	—	—	2.4	(2.4)	—
Deferred tax assets — net	—	128.6	—	7.1	135.7
Intangible assets — net	—	30.9	—	—	30.9
Goodwill	—	37.2	—	—	37.2
Other assets	3.7	18.3	0.1	—	22.1
Total	$1,090.2	$1,339.6	$50.0	$(1,216.7)	$1,263.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.7	$64.1	$4.5	$—	$69.3
Intercompany payable	92.3	42.6	3.8	(138.7)	—
Accrued salaries, wages and related expenses	—	35.5	2.9	—	38.4
Other accrued liabilities	6.0	55.6	0.7	(0.9)	61.4
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	99.0	197.9	11.9	(139.6)	169.2
Net liabilities of Salaried VEBA	—	15.9	—	—	15.9
Deferred tax liabilities	—	—	0.8	—	0.8
Long-term intercompany payable	—	2.4	—	(2.4)	—
Long-term liabilities	—	80.9	5.1	—	86.0
Long-term debt	218.9	—	—	—	218.9
Total liabilities	317.9	297.1	17.8	(142.0)	490.8

Total stockholders’ equity	772.3	1,042.5	32.2	(1,074.7)	772.3
Total	$1,090.2	$1,339.6	$50.0	$(1,216.7)	$1,263.1

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
Quarter Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$329.5	$29.4	$(22.5)	$336.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	263.1	25.3	(21.1)	267.3
Unrealized losses on derivative instruments	—	1.7	—	—	1.7
Depreciation and amortization	—	7.8	0.3	—	8.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.9	18.4	2.4	(0.6)	21.1
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.6	—	—	0.6
Gain on removal of Union VEBA net assets	—	(2.9)	—	—	(2.9)
Total selling, general, administrative, research and development	0.9	16.1	2.4	(0.6)	18.8
Total costs and expenses	0.9	288.7	28.0	(21.7)	295.9
Operating (loss) income	(0.9)	40.8	1.4	(0.8)	40.5
Other (expense) income:
Interest expense	(4.7)	(0.3)	—	0.1	(4.9)
Other (expense) income, net	(0.6)	2.2	(2.4)	(0.1)	(0.9)
(Loss) income before income taxes	(6.2)	42.7	(1.0)	(0.8)	34.7
Income tax (provision) benefit	—	(15.6)	0.8	2.2	(12.6)
Earnings (loss) in equity of subsidiaries	28.3	(1.0)	—	(27.3)	—
Net income (loss)	$22.1	$26.1	$(0.2)	$(25.9)	$22.1

Comprehensive income (loss)	$22.2	$26.5	$(0.5)	$(26.0)	$22.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Nine Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,051.2	$97.6	$(73.5)	$1,075.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	848.9	85.8	(70.3)	864.4
Unrealized loss on derivative instruments	—	7.7	—	—	7.7
Depreciation and amortization	—	23.3	0.9	—	24.2
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	3.3	58.6	7.2	(1.7)	67.4
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.8	—	—	1.8
Loss on removal of Union VEBA net assets	—	490.9	—	—	490.9
Total selling, general, administrative, research and development	3.3	551.3	7.2	(1.7)	560.1
Total costs and expenses	3.3	1,431.2	93.9	(72.0)	1,456.4
Operating (loss) income	(3.3)	(380.0)	3.7	(1.5)	(381.1)
Other (expense) income:
Interest expense	(19.1)	(1.1)	—	0.3	(19.9)
Other (expense) income, net	(0.6)	3.0	(2.2)	(0.3)	(0.1)
(Loss) income before income taxes	(23.0)	(378.1)	1.5	(1.5)	(401.1)
Income tax benefit	—	140.5	2.2	8.5	151.2
(Loss) earnings in equity of subsidiaries	(226.9)	2.2	—	224.7	—
Net (loss) income	$(249.9)	$(235.4)	$3.7	$231.7	$(249.9)

Comprehensive (loss) income	$(182.5)	$(167.8)	$3.5	$164.3	$(182.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$330.3	$33.6	$(25.0)	$338.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	274.7	29.8	(24.1)	280.4
Unrealized gains on derivative instruments	—	3.6	—	—	3.6
Depreciation and amortization	—	7.7	0.3	—	8.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.9	17.2	1.7	(0.8)	19.0
Net periodic postretirement benefit income relating to VEBAs	—	(6.0)	—	—	(6.0)
Total selling, general, administrative, research and development	0.9	11.2	1.7	(0.8)	13.0
Other operating charges, net	—	1.3	—	—	1.3
Total costs and expenses	0.9	298.5	31.8	(24.9)	306.3
Operating (loss) income	(0.9)	31.8	1.8	(0.1)	32.6
Other (expense) income:
Interest expense	(9.4)	(0.5)	—	0.2	(9.7)
Other income (expense), net	2.2	0.3	(0.1)	(0.2)	2.2
(Loss) income before income taxes	(8.1)	31.6	1.7	(0.1)	25.1
Income tax (provision) benefit	—	(11.9)	(0.1)	2.8	(9.2)
Earnings in equity of subsidiaries	24.0	1.6	—	(25.6)	—
Net income	$15.9	$21.3	$1.6	$(22.9)	$15.9

Comprehensive income	$17.2	$22.5	$1.7	$(24.2)	$17.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Nine Months Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$993.1	$100.7	$(75.7)	$1,018.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	824.4	87.9	(73.5)	838.8
Unrealized gains on derivative instruments	—	—	—	—	—
Depreciation and amortization	—	22.3	0.8	—	23.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	3.1	52.3	7.9	(2.0)	61.3
Net periodic postretirement benefit income relating to VEBAs	—	(17.7)	—	—	(17.7)
Total selling, general, administrative, research and development	3.1	34.6	7.9	(2.0)	43.6
Other operating charges, net	—	1.5	—	—	1.5
Total costs and expenses	3.1	882.8	96.6	(75.5)	907.0
Operating (loss) income	(3.1)	110.3	4.1	(0.2)	111.1
Other (expense) income:
Interest expense	(28.0)	(0.1)	—	0.4	(27.7)
Other income, net	3.6	2.3	0.4	(0.4)	5.9
(Loss) income before income taxes	(27.5)	112.5	4.5	(0.2)	89.3
Income tax (provision) benefit	—	(42.3)	(0.9)	10.1	(33.1)
Earnings in equity of subsidiaries	83.7	3.4	—	(87.1)	—
Net income	$56.2	$73.6	$3.6	$(77.2)	$56.2

Comprehensive income	$60.5	$77.7	$3.8	$(81.5)	$60.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$250.2	$(140.8)	$(0.5)	$—	$108.9
Cash flows from investing activities:
Capital expenditures	—	(26.0)	(12.4)	—	(38.4)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	57.5	(12.4)	—	45.1
Cash flows from financing activities:
Repurchase of Senior Notes	(6.1)	—	—	—	(6.1)
Settlement of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to settlement of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to settlement of Convertible Notes	(94.9)	—	—	—	(94.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(45.1)	—	—	—	(45.1)
Cash dividend paid to stockholders	(21.0)	—	—	—	(21.0)
Intercompany loan	—	(13.5)	13.5	—	—
Net cash (used in) provided by financing activities	(250.2)	(12.4)	13.5	—	(249.1)
Net (decrease) increase in cash and cash equivalents during the period	—	(95.7)	0.6	—	(95.1)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$79.6	$3.0	$—	$82.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$13.9	$82.7	$7.1	$—	$103.7
Cash flows from investing activities:
Capital expenditures	—	(38.1)	(1.5)	—	(39.6)
Purchase of available for sale securities	—	(53.4)	—	—	(53.4)
Proceeds from disposition of available for sale securities	—	82.2	—	—	82.2
Change in restricted cash	—	(0.7)	—	—	(0.7)
Net cash used in investing activities	—	(10.0)	(1.5)	—	(11.5)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(28.7)	—	—	—	(28.7)
Cash dividend paid to stockholders	(19.1)	—	—	—	(19.1)
Intercompany loan	31.3	(22.6)	(8.7)	—	—
Net cash used in financing activities	(18.9)	(21.8)	(8.7)	—	(49.4)
Net increase (decrease) in cash and cash equivalents during the period	(5.0)	50.9	(3.1)	—	42.8
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$—	$208.6	$3.7	$—	$212.3
16. Subsequent Events
Dividend Declaration. On October 13, 2015, we announced that our Board of Directors declared a cash dividend of $0.40 per common share or approximately $7.1 million (including dividend equivalents), which will be paid on or about November 13, 2015 to stockholders of record at the close of business on October 23, 2015.
Common Stock Issued Upon Exercises of Warrants. Beginning on October 1, 2015 and through October 19, 2015, 102,555 shares of our common stock were issued and 8,200 shares of our common stock were pending settlement in connection with exercises of the Warrants at an exercise price of $60.32. For additional information related to the Warrants, see Note 3 and Note 10.
Anti-dilution Adjustments to Warrants. Effective October 21, 2015, the ex-dividend date for the quarter’s dividend payable November 13, 2015, the Warrants’ exercise price will be $60.20 per share.
Repurchase of Senior Notes. Beginning on October 1, 2015 and through October 19, 2015, we repurchased $21.1 million aggregate principal amount of Senior Notes for approximately 107.5% of face value plus accrued interest. See Note 3 for additional information about the repurchase of our Senior Notes.

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
Management’s discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended September 30, 2015;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
At September 30, 2015, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $1.1 billion on shipments of approximately 468.2 million pounds of semi-fabricated aluminum products during the nine months ended September 30, 2015.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We purchase primary and scrap aluminum from third party suppliers to manufacture our products, and the price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. We manage the risk of fluctuations in the price of aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarters ended September 30, 2015 and September 30, 2014 was $0.72 + $0.08 and $0.90 + $0.21, respectively. The average LME plus Midwest premium transaction price per pound of primary aluminum for the nine months ended September 30, 2015 and September 30, 2014 was $0.78 + $0.14 and $0.83 + $0.20, respectively. At October 19, 2015, the LME plus Midwest premium transaction price per pound was $0.70 + $0.07.
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
We expect the 2015 North American automotive sector build rates to increase approximately 2.6% over 2014 based on data from IHS, a provider of technical information. Our Automotive Extrusions typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers ("OEMs") and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2014, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy ("CAFE") regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader manufacturing economic environment.
Highlights of the quarter ended September 30, 2015 include:

•	Fabricated Products segment shipments of 150.5 million pounds, a 4% increase from the third quarter of 2014;

•	Strong underlying demand for aerospace and automotive applications;

•	Improved sales margins – selective increases in spot prices and lower contained metal costs;

•	Planned 10-day outage at our Spokane, Washington ("Trentwood") facility temporarily impacted throughput and efficiency;

•	Higher shipments for new automotive extrusion programs drove higher ramp-up costs;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $351.7 million, with no borrowings under the revolving credit facility, as of September 30, 2015;

•	Declaration and payment of a regular dividend of $0.40 per common share, or $7.0 million;

•	Issuance of 516,220 shares of our common stock in connection with warrant exercises;

•	Repurchase of 46,943 shares of our common stock at the weighted average price per share of $82.87; and

•	Repurchase of $6.1 million aggregate principal amount of our Senior Notes for 107.5% of the face value.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $336.4 million and $338.9 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, reflecting a 5% decrease in average realized sales price per pound, partially offset by a 4% increase in Fabricated Products segment shipment volume. The decrease in average realized sales price per pound reflected a 16% decrease in average hedged cost of alloyed metal prices per pound, partially offset by a 6% increase in average value added revenue per pound. The increase in Fabricated Products segment shipment volume was due primarily to a 4.7 million pound, or 24%, increase in Automotive Extrusions shipment. The increase in Automotive Extrusions shipment reflected the strong automotive demand that was fueled by higher build rates of large vehicles. The slight increase in average value added revenue per pound reflected spot pricing improvements on some Aero/HS and GE products, the benefit from lower contained metal prices on some high value added products and a more favorable shipment mix of Aero/HS and GE products sold.
Net sales totaled $1,075.3 million and $1,018.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, primarily reflecting a 5% increase in Fabricated Products segment shipment volume. The increase in Fabricated Products segment shipment volume was due primarily to (i) a 7.5 million pound, or 4%, increase in Aero/HS products shipment volume and (ii) a 11.5 million pound, or 19%, increase in Automotive Extrusions shipment volume due primarily to the strong automotive demand discussed above.
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
Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2015 totaled $267.3 million, or 79% of Net sales, compared to $280.4 million, or 83% of Net sales, for the quarter ended September 30, 2014. The decrease of $13.1 million was comprised of a $22.0 million decrease in hedged cost of alloyed metal, partially offset by $8.8 million of higher net manufacturing conversion and other costs. Of the $22.0 million decrease in hedged cost of alloyed metal, $28.9 million was due to lower hedged metal prices, partially offset by $6.8 million of higher shipment volume, as discussed in "Net Sales" above. Net manufacturing conversion and other costs increased $3.9 million due to the impact of higher shipment volume. Additionally, net manufacturing conversion and other costs reflected $11.8 million estimated incremental costs primarily from (i) the lower throughput and related inefficiencies from the planned 10-day equipment outage for maintenance at our Trentwood facility and (ii) costs to respond to unexpectedly strong and volatile order patterns from some of our automotive customers as the automotive supply chain adapts to increased demand for aluminum components for larger vehicles, offset by $7.5 million lower non-run-rate costs detailed in "Segment and Business Unit Information" below. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended September 30, 2015 and September 30, 2014.
Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2015 totaled $864.4 million, or 80% of Net sales, compared to $838.8 million, or 82% of Net sales, for the nine months ended September 30, 2014. The increase of $25.6 million was comprised of an increase of $12.3 million related to higher hedged cost of alloyed metal and an increase of $13.1 million related to conversion costs. Of the $12.3 million increase in hedged cost of alloyed metal, $21.1 million was due to higher shipment volume, as discussed in "Net Sales" above, partially offset by $8.8 million due to lower hedged metal prices. The $13.1 million increase in conversion costs reflected $17.3 million of higher conversion costs due to the impact of higher shipment volume, partially offset by $2.5 million of lower planned major maintenance expense and $2.4 million of lower energy costs. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the nine months ended September 30, 2015 and September 30, 2014.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense was $21.1 million and $19.0 million for the quarters ended September 30, 2015 and September 30, 2014, respectively. The increase was due primarily to a combined increase in salaries, benefits, employee incentive compensation and research and development of approximately $2.2 million and an increase in advertising expense of $0.3 million, partially offset by a decrease in workers’ compensation costs of $0.4 million.
SG&A and R&D expense was $67.4 million and $61.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase was due primarily to (i) a combined increase in salaries, benefits and employee incentive compensation of approximately $5.0 million; (ii) an increase in advertising expense of $0.8 million; and (iii) an increase in research and development expense of $0.7 million, partially offset by a $0.5 million decrease in workers’ compensation expense.
Net Periodic Postretirement Benefit Cost (Income) Relating to VEBAs. Net periodic postretirement benefit cost (income) relating to the VEBAs totaled $0.6 million and $(6.0) million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and $1.8 million and $(17.7) million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in cost for both the quarter and nine months ended September 30, 2015 was due primarily to the removal of the Union VEBA’s net assets and related liabilities from our consolidated financial statements during the quarter ended March 31, 2015. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the VEBAs.
Gain (Loss) on Removal of Union VEBA Net Assets. Loss on removal of Union VEBA net assets totaled $490.9 million for the nine months ended September 30, 2015 due to the removal of the Union VEBA’s plan assets during the quarter ended March 31, 2015, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The gain on removal of Union VEBA net assets of $2.9 million for the quarter ended

September 30, 2015 was due to our adjustment of the estimated, remaining variable cash contributions based on our most current cash flow projections. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Convertible Notes, which were settled on April 1, 2015, our 8.25% senior notes due 2020 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $4.9 million and $9.7 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, net of $0.4 million and $0.3 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due primarily to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.3 million of the total interest expense for the quarter ended September 30, 2014.
Interest expense was $19.9 million and $27.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, net of $1.1 million and $2.2 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due primarily to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million and $6.7 million of the total interest expense for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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
Deferred Tax Assets
Our non-current net deferred tax assets were $135.7 million and $30.9 million at September 30, 2015 and December 31, 2014, respectively. The increase in the non-current net deferred tax assets was primarily related to the removal of the Union VEBA’s deferred tax liability of $127.0 million and an increase to the non-current deferred tax asset of $11.1 million for the estimated non-current portion of the aggregate variable contributions related to the Union VEBA, which was partially offset by $33.6 million for the utilization of our net operating losses. At December 31, 2014, $127.0 million related to a deferred tax liability for our Union VEBA was included in our non-current net deferred tax assets.
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

Fabricated Products
The table below provides selected financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment operating income	$47.3	$35.6	$142.8	$121.2
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	2.6	(1.4)	1.1	(5.5)
Mark-to-market losses on derivative instruments	(1.7)	(3.5)	(7.7)	—
Workers’ compensation (cost) benefit due to discounting	(0.1)	(0.1)	(0.2)	0.2
Asset impairment charges	—	(1.3)	—	(1.5)
Environmental expenses[2]	—	(0.5)	(1.2)	(0.8)
Total non-run-rate items	0.8	(6.8)	(8.0)	(7.6)
Segment operating income excluding non-run-rate items	$46.5	$42.4	$150.8	$128.8
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
As noted above, operating income excluding non-run-rate items for the quarter ended September 30, 2015 was $4.1 million higher than operating income excluding such items for the quarter ended September 30, 2014. Higher operating income excluding non-run-rate items primarily reflected (i) a positive sales impact of $16.0 million due primarily to favorable spot pricing and sales mix for Aero/HS and GE products and increased shipments of Automotive Extrusions, offset by (ii) approximately $11.9 million of higher net manufacturing conversion and other costs, primarily related to the lower throughput and inefficiencies related to the planned 10-day equipment outage at our Trentwood facility as well as inefficiencies in our automotive operations to respond to unexpectedly strong and volatile demand, as discussed in further detail above in "Consolidated Results of Operations."
Segment operating income excluding non-run-rate items for the nine months ended September 30, 2015 was $22.0 million higher than operating income excluding such items for the nine months ended September 30, 2014. Higher operating income excluding non-run-rate items primarily reflected (i) a positive sales impact of $25.8 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products and improved spot pricing on certain Aero/HS and GE products and (ii) approximately $1.0 million from improved manufacturing cost efficiencies, offset by (iii) $3.7 million of higher costs primarily reflecting higher overhead and benefit costs and (iv) $1.1 million of higher depreciation.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and per pound amounts) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Aero/HS Products:
Shipments (mmlbs)	58.9		58.9		183.6		176.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$170.0	$2.89	$172.5	$2.93	$531.4	$2.89	$509.1	$2.89
Less: hedged cost of alloyed metal	(56.7)	(0.97)	(65.9)	(1.12)	(191.9)	(1.04)	(185.9)	(1.05)
Value added revenue	$113.3	$1.92	$106.6	$1.81	$339.5	$1.85	$323.2	$1.84

Automotive Extrusions:
Shipments (mmlbs)	24.3		19.6		70.8		59.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$49.5	$2.04	$44.0	$2.24	$153.3	$2.17	$129.5	$2.18
Less: hedged cost of alloyed metal	(21.1)	(0.87)	(21.4)	(1.09)	(70.2)	(1.00)	(60.7)	(1.02)
Value added revenue	$28.4	$1.17	$22.6	$1.15	$83.1	$1.17	$68.8	$1.16

GE Products:
Shipments (mmlbs)	55.8		54.2		175.6		175.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$100.4	$1.80	$103.6	$1.91	$331.5	$1.89	$323.1	$1.85
Less: hedged cost of alloyed metal	(50.3)	(0.90)	(60.4)	(1.11)	(179.1)	(1.02)	(182.2)	(1.05)
Value added revenue	$50.1	$0.90	$43.2	$0.80	$152.4	$0.87	$140.9	$0.80

Other Products:
Shipments (mmlbs)	11.5		11.6		38.2		37.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$16.5	$1.43	$18.8	$1.62	$59.1	$1.55	$56.4	$1.51
Less: hedged cost of alloyed metal	(9.0)	(0.78)	(11.4)	(0.98)	(34.2)	(0.90)	(34.3)	(0.92)
Value added revenue	$7.5	$0.65	$7.4	$0.64	$24.9	$0.65	$22.1	$0.59

Total:
Shipments (mmlbs)	150.5		144.3		468.2		447.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$336.4	$2.24	$338.9	$2.35	$1,075.3	$2.30	$1,018.1	$2.27
Less: hedged cost of alloyed metal	(137.1)	(0.92)	(159.1)	(1.10)	(475.4)	(1.02)	(463.1)	(1.03)
Value added revenue	$199.3	$1.32	$179.8	$1.25	$599.9	$1.28	$555.0	$1.24
For the quarter ended September 30, 2015, Net sales of Fabricated Products decreased by 1% to $336.4 million, as compared to the quarter ended September 30, 2014, reflecting a 5% decrease in average realized sales price per pound, partially offset by a 4% increase in Fabricated Products segment shipment volume as discussed in further detail above in "Consolidated Results of Operations."
For the nine months ended September 30, 2015, Net sales of Fabricated Products increased by 6% to $1,075.3 million, as compared to the quarter ended September 30, 2014, primarily reflecting a 5% increase in Fabricated Products segment shipment volume. See "Consolidated Results of Operations" above for further discussion.
Outlook
We expect normal seasonal demand weakness in the fourth quarter of 2015 to be partially offset by strong throughput and improved manufacturing cost efficiency at our Trentwood facility. In addition, we anticipate some improvement in cost efficiency in our automotive operations, despite volatile and unpredictable order patterns continuing to present a challenge early in the fourth quarter of 2015. Routine major maintenance expense in the fourth quarter of 2015 is expected to bring the total second half 2015 impact for planned maintenance and related costs to approximately $8.0 million to $10.0 million higher than the first half of 2015 with $6.0 million of the impact already incurred in the third quarter.
Overall, we continue to expect the value added revenue for 2015 to be at the high end of the outlook for 7% to 9% year-over-year growth driven by strong demand for aerospace and automotive applications in addition to some benefit from improved pricing and lower contained metal costs.

As we gain more visibility into 2016, we expect solid year-over-year value added revenue growth driven once again by higher shipments of aerospace and automotive applications. Our heat treat plate order book is strong, and our lead times for these products continue to extend well into the first half of 2016. Demand for our automotive extrusion applications remains on a strong growth trajectory as we continue to have numerous new launches and expect another year of double-digit value added revenue growth for these applications. Overall we expect another year of strong top-line growth in 2016 and continued improvement in manufacturing cost efficiencies.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating loss	$(6.8)	$(3.0)	$(523.9)	$(10.1)
Impact to operating loss of non-run-rate items:
Net periodic benefit (cost) income relating to the VEBAs[1]	(0.6)	6.0	(1.8)	17.7
Gain (loss) on removal of Union VEBA net assets[1]	2.9	—	(490.9)	—
Environmental expense	0.4	0.5	0.4	0.5
Total non-run-rate items	2.7	6.5	(492.3)	18.2
Operating loss excluding non-run-rate items	$(9.5)	$(9.5)	$(31.6)	$(28.3)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.
All Other operating loss excluding non-run-rate items for the quarter ended September 30, 2015 was unchanged compared to the same period in 2014 as SG&A and R&D remained consistent for each period.
All Other operating loss excluding non-run-rate items for the nine months ended September 30, 2015 was $3.3 million higher than the comparable period in 2014 due primarily to an increase in SG&A and R&D of $3.1 million.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	September 30, 2015	December 31, 2014
Available cash and cash equivalents	$82.6	$177.7
Short-term investments	30.0	114.0
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	239.1	269.1
Total liquidity	$351.7	$560.8
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
Available cash and cash equivalents and short term investments were $112.6 million at September 30, 2015, compared to $291.7 million at December 31, 2014. The decrease was primarily driven by (i) cash outflow from certain investing and financing activities consisting of capital expenditures, net cash outlay to settle the Convertible Notes, repurchases of common stock, the payment of quarterly dividends and the repurchase of $6.1 million aggregate principal amount of our Senior Notes for 107.5% of the face value and (ii) the payments during the first quarter of 2015 to the VEBAs of $13.7 million of annual variable cash contributions with respect to 2014, partially offset by cash inflow from operating activities and proceeds from the sale of available for sale securities.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash totaling $10.9 million at September 30, 2015 that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements in this Report). There were no borrowings under our Revolving Credit Facility as of September 30, 2015, or as of December 31, 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Total cash provided by (used in):
Operating activities:
Fabricated Products	$160.4	$159.5
All Other	(51.5)	(55.8)
Total cash provided by operating activities	$108.9	$103.7
Investing activities:
Fabricated Products	$(37.8)	$(38.8)
All Other	82.9	27.3
Total cash provided (used) by investing activities	$45.1	$(11.5)
Financing activities:
Fabricated Products	$—	$—
All Other	(249.1)	(49.4)
Total cash used by financing activities	$(249.1)	$(49.4)
Operating Activities
Fabricated Products — For the nine months ended September 30, 2015, Fabricated Products segment operating activities provided $160.4 million of cash. Cash provided in the nine months ended September 30, 2015 was primarily related to (i) $142.8 million of operating income and (ii) adjustments for non-cash items and depreciation and amortization of $34.3 million; partially offset by (iii) an increase in inventory of $2.6 million due primarily to increased shipment volume and (iv) a decrease in accounts payable of $13.9 million due to the timing of payments and decreasing price of aluminum.
Fabricated Products segment operating activities provided $159.5 million of cash during the nine months ended September 30, 2014. Cash provided in the nine months ended September 30, 2014 was primarily related to (i) $121.2 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $27.7 million; (iii) a decrease in inventory of $3.1 million due primarily to a lower inventory level following Trentwood’s capital improvement project and increased shipment volume; and (iv) an increase in accounts payable of $29.5 million due to an increase in general business activities and the timing of payments. Cash provided in the nine months ended September 30, 2014 was partially offset by (i)

an increase in accounts receivable of $11.1 million; (ii) an increase in prepaid assets of $1.1 million; and (iii) a $6.3 million decrease in other accrued liabilities due primarily to a decrease in accrued salaries and wages.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations — Segment and Business Unit Information" above.
All Other — Cash used in operating activities of $51.5 million during the nine months ended September 30, 2015 consisted primarily of payments relating to (i) general and administrative costs of $20.9 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $13.5 million.
Cash used in operating activities of $55.8 million during the nine months ended September 30, 2014 consisted primarily of payments relating to (i) general and administrative costs of $22.7 million; (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to the 2013 year; (iii) our short-term incentive program in the amount of $4.3 million; and (iv) interest on the Convertible Notes, Senior Notes, and Revolving Credit Facility of $12.2 million.
Investing Activities
Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2015 was $37.8 million, compared to $38.8 million of cash used during the nine months ended September 30, 2014. Cash used during the nine months ended September 30, 2015 and September 30, 2014 was related to capital expenditures.
All Other — Cash provided by investing activities for All Other was $82.9 million during the nine months ended September 30, 2015 and primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015. Cash provided by investing activities for All Other during the nine months ended September 30, 2014 was $27.3 million, which primarily consisted of $28.8 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.8 million of capital expenditures.
Financing Activities
All Other — Cash used in financing activities during the nine months ended September 30, 2015 was $249.1 million, representing (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $45.1 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $21.0 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iv) $3.0 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; (v) a repurchase of $6.1 million of our Senior Notes; partially offset by (vi) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	October 19, 2015	September 30, 2015
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	253.2	246.5
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.3)	(7.4)
Net remaining borrowing availability	$245.9	$239.1
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $38.4 million and $39.6 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Capital spending during the nine months ended September 30, 2015 was due primarily to capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to continue to reduce operating costs, improve quality, increase capacity or enhance operational security. In 2015, we anticipate capital spending will be in the $50.0 million to $60.0 million range as we continue our capacity expansions for our Automotive Extrusions. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the nine months ended September 30, 2015 and September 30, 2014, and declared subsequent to September 30, 2015.
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
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the nine months ended September 30, 2015 and September 30, 2014 and for a discussion of warrants related to the Convertible Notes ("Warrants").
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the nine months ended September 30, 2015 and September 30, 2014 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
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
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
During the nine months ended September 30, 2015, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $13.7 million to the VEBAs during the first quarter of 2015 with respect to 2014.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for more information on purchase obligations we incurred during the nine months ended September 30, 2015.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments, off-balance sheet or other arrangements other than in the ordinary course of business since December 31, 2014.

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
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $14.6 million and $6.7 million on September 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in unrealized mark-to-market losses of $0.9 million and $0.7 million on September 30, 2015 and December 31, 2014, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
If we continue to encounter reductions in the price of aluminum and/or if we experience a decrease in our net realizable value of inventory, we may be subject to inventory lower-of-cost-or-market value adjustments.

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
As of September 30, 2015, we had Henry Hub NYMEX-based hedge positions in place to mitigate our exposure to fluctuations in natural gas prices for approximately 76%, 75%, 57% and 11% of the expected natural gas purchases for the remainder of 2015, 2016, 2017 and 2018, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in unrealized mark-to-market losses of $6.8 million and $6.7 million on September 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of September 30, 2015, we had Mid-C International Commodity Exchange-based hedge positions, as well as physical delivery commitments with energy companies in place to cover our exposure to fluctuations in electricity prices for approximately 54% of the expected electricity purchases for the remainder of 2015 and each of 2016 and 2017. We estimate that a $5.00 per mwh decrease in electricity prices would have resulted in unrealized mark-to-market losses of $0.2 million and $0.9 million on September 30, 2015 and December 31, 2014, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
Foreign Currency
During the nine months ended September 30, 2015, we entered into cash commitments for an equipment purchase denominated in euros and hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturer. These derivative instruments are designated and qualify as cash flow hedges, therefore periodic gains and losses related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of September 30, 2015, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through December 2016. We estimate that a 10% decrease in the September 30, 2015 exchange rate of euros to US dollars would have resulted in unrealized mark-to-market losses of $0.8 million as of September 30, 2015.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2015:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2015 - July 31, 2015	—	$—	11,689	$83.61	$130.2
August 1, 2015 - August 31, 2015	14	83.24	17,835	82.95	$128.7
September 1, 2015 - September 30, 2015	98	82.97	17,419	82.29	$127.3
Total	112	$83.00	46,943	$82.87	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended September 30, 2015, we withheld 112 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

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

During the quarter ended September 30, 2015, 516,220 shares of our common stock were issued and 23,118 shares of our common stock were pending settlement in connection with exercises of the Warrants. The Warrants were net-share-settled and accordingly we did not receive any proceeds from their exercise. The shares of common stock issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no underwriters were used in connection with the Warrant exercises. For additional information related to the Warrants, see Notes 3, 10 and 16 of Notes to Interim Consolidated Financial Statements included in this Report.

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

Date: October 22, 2015

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