Form 10-K
period 2015-12-31
KAISER ALUMINUM CORP
filed 2016-02-22
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.         ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was approximately $1.4 billion.
As of February 12, 2016, there were 17,995,363 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including Item 1. "Business – Business Operations," Item 1A. "Risk Factors," and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates," or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end markets we serve; developments in technology; new or modified statutory or regulatory requirements; changing prices and market conditions; and other factors discussed in Item 1A. "Risk Factors" and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
Item 1. Business
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other information with the Securities and Exchange Commission ("SEC"). You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC, as well as news releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website at http://www.kaiseraluminum.com. Information on our website is not incorporated into this Report.
Business Overview
Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum mill products. Fabricated aluminum mill products are broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products used in a variety of end market applications. We focus on technically challenging applications for flat-rolled and extruded/drawn products that allow us to utilize our core metallurgical and process technology capabilities to produce highly engineered products with differentiated characteristics that present opportunities for us to receive premium pricing. The key end market applications we have strategically chosen to serve are aerospace/high strength ("Aero/HS products"), automotive ("Automotive Extrusions") and general engineering ("GE products"). We additionally produce a small amount of products for other end market applications ("Other products"). In 2015, we produced and shipped from our 12 North American facilities approximately 615.4 million pounds of semi-fabricated specialty aluminum mill products, which comprised all of our consolidated net sales of approximately $1.4 billion.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility. We purchase primary and scrap aluminum, our main raw material, at prices that fluctuate on a monthly basis, and we use pricing policies that generally allow us to pass metal cost fluctuations through to our customers. For some of our higher value added products sold on a spot basis, however, the pass through of metal price movements can sometimes lag by as much as several months. Additionally, we often enter into firm-price customer sales agreements that specify the underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us which we mitigate through a hedging program. Our pricing policies and hedging program are designed to largely mitigate the impact on our profitability of fluctuations in underlying metal price.

At December 31, 2015, we operated 12 focused production facilities, 11 in the United States and one in Canada, with approximately 2,790 employees.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We further seek to differentiate ourselves by offering a broad product portfolio including our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
We have a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
In recent years, we have pursued significant capital spending initiatives to expand manufacturing capabilities, increase capacity, improve efficiency and enhance product quality. The most significant of these initiatives was a series of investments that more than doubled our capacity and expanded our manufacturing capability to produce thick heat treat plate at our Spokane, Washington ("Trentwood") facility in order to capitalize on significant demand growth for aerospace applications. We recently commenced a multi-year, $150.0 million capital investment project at our Trentwood facility focused on equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency, further improving our competitive cost position on all products produced at Trentwood. A significant portion of the investment will be focused on modernizing the legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both aerospace and general engineering applications. The investments will also result in further expansion of Trentwood’s manufacturing capacity. Additionally, we have invested to support sizable growth in demand for automotive applications by upgrading existing extrusion presses at each of our automotive focused extrusion facilities to enhance capabilities and by adding new extrusion press capacity within our automotive manufacturing platform.
Kaiser Aluminum was founded by Henry J. Kaiser in 1946 with the lease and eventual purchase of three aluminum facilities from the United States Government. Over the ensuing decades, Kaiser Aluminum grew to become a fully-integrated aluminum company involved in virtually all aspects of the aluminum industry, including the mining and refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated and semi-fabricated aluminum products. From 2000 to 2010, as a result of a strategic reassessment of our competitive positions in the upstream and downstream portions of the aluminum industry, we divested or closed our non-strategic bauxite mining, alumina refining, and primary aluminum operations and focused on downstream operations where we had a competitive advantage. Following this restructuring of our business operations, we no longer participate in commodity segments within the aluminum industry and focus solely on the production of semi-fabricated specialty aluminum products for major suppliers and manufacturers for applications in our chosen Aero/HS, Automotive Extrusions, GE and other end-markets.
Business Operations
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, our Fabricated Products business is treated as a single operating segment. In addition to the Fabricated Products segment, we have one business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles ("GAAP"), we treat the Fabricated Products segment as its own reportable segment. All Other is not considered a reportable segment.
Fabricated Products Segment
Overview
Our Fabricated Products segment focuses on producing rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment applications. During 2015, 2014 and 2013, our North American manufacturing facilities produced and shipped approximately 615.4 million, 588.8 million and 563.7 million pounds of fabricated aluminum products, respectively, which accounted for all of our total net sales.
For information regarding net sales, operating (loss) income and total assets of the Fabricated Products segment, see Note 13 of Notes to Consolidated Financial Statements included in this Report; such information is incorporated herein by reference.

The table below provides shipment and sales information (in millions of dollars except for shipment information and percentages) for our end market applications:

	Year Ended December 31,
	2015		2014		2013
Shipments (mm lbs):
Aero/HS products	243.5	40%	236.9	40%	224.3	40%
Automotive Extrusions	93.5	15%	78.5	13%	64.1	11%
GE products	231.4	38%	223.4	38%	222.5	40%
Other products	47.0	7%	50.0	9%	52.8	9%
	615.4	100%	588.8	100%	563.7	100%
Sales:
Aero/HS products	$695.5	50%	$686.3	51%	$677.0	52%
Automotive Extrusions	199.2	14%	173.5	13%	129.5	10%
GE products	426.1	31%	419.5	31%	411.0	32%
Other products	71.1	5%	76.8	5%	80.0	6%
	$1,391.9	100%	$1,356.1	100%	$1,297.5	100%
Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish rod and bar, seamless drawn tube, hard alloy extrusions and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand such properties as high tensile strength, superior fatigue resistance and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength 2000- and 7000-series alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate, sheet, extruded shapes and tube for aerospace applications and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries' consumption of fabricated aluminum products is driven by factors that include overall levels of airframe build rates, the mix of aircraft models being built and defense spending, as well as the usage of competing materials such as titanium and composites. Demand has increased for thick plate with growth in monolithic construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds).
Automotive Extrusions. Automotive Extrusions consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, bumper systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and increasing aluminum content. As automotive manufacturers continue to reduce the weight of vehicles to achieve greater fuel efficiency and comply with stringent federal regulations, applications historically made from steel are being converted to aluminum, which has the required mechanical properties but at a much lighter weight.
GE Products. Our GE products consist primarily of 6000-series alloy plate, sheet, rod, bar, tube, wire and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication for numerous transportation and other industrial end market applications where machining of plate, rod and bar is intensive. For example, our GE products are used in the enhancement and production of military vehicles, ordnances, semiconductor manufacturing cells, numerous electronic devices, after-market motor sport parts and tooling plates. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts for machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Other Products. Other products consist of extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. Demand for Other products tends to mirror broad economic patterns and industrial activity in North America.

Types of Manufacturing Processes Employed
We utilize the following manufacturing processes to produce our fabricated products:
Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths and various finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (0.25 inches or greater in thickness). The vast majority of the North American market for aluminum flat-rolled products uses "common alloy" plate and sheet for construction, beverage/food can and other applications. We have focused our efforts on "heat treat" products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market applications of flat-rolled heat treat plate and sheet are for Aero/HS and GE products.
Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened typically by stretching and cutting to length before being hardened in aging ovens. The largest end market applications for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market application for extrusions by a significant amount. However, we have strategically chosen to focus on Aero/HS products, Automotive Extrusions, GE products and Other products, utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
Drawing. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The primary purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. We use drawing in connection with certain of our Aero/HS and Automotive Extrusion products.
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2015 is shown below:

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

Raw Materials
To make our fabricated products, we purchase primary aluminum and recycled and secondary scrap aluminum from third party suppliers in varying percentages depending on various market factors, including price and availability. The price for primary aluminum purchased for the Fabricated Products segment is typically based on the Average Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum is typically purchased at a discount to ingot prices but can require additional processing. The average Midwest Price, comprised of the average London Metal Exchange ("LME") plus average Midwest premium, per pound of primary aluminum for 2015, 2014 and 2013, were $0.75 + $0.13, $0.85 + $0.20 and $0.84 + $0.11, respectively. At February 12, 2016, the LME plus Midwest premium transaction price per pound was $0.68 + $0.09.
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
Pricing, Metal Price Risk Management and Hedging
As noted above, we purchase primary and secondary aluminum, our principal raw material, on a floating price basis typically based on the Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuation through to our customers. We manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum (LME plus Midwest premium) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. This pricing mechanism typically allows us to pass metal price risk through to the customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of metal price swings for these higher value added products.

•
Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum, such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass metal price risk through to the customer.

•
Firm price. Some of our customers who commit to volumes and timing of delivery pay a firm price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 204.6, 138.3 and 119.8 during 2015, 2014 and 2013, respectively.

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
Aero/HS Products. Approximately 49% of our Aero/HS product shipments are sold to metal service centers with the remainder sold directly to end market customers. Sales are made primarily under contracts (with terms spanning from one year to ten years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China.
Automotive Extrusions. Our Automotive Extrusions are sold primarily to first tier automotive suppliers under multi-year sales agreements. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales support organization.

GE Products. A majority of our GE products are sold to large metal service centers in North America on an order-by-order basis, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE and Aero/HS products.
Other Products. Other products are primarily sold directly to industrial end users on an order-by-order basis using a North American direct sales force.
Customers
In 2015, our Fabricated Products segment had approximately 800 customers. Our two largest customers, Reliance Steel & Aluminum Co. ("Reliance") and The Boeing Company ("Boeing"), accounted for approximately 25% and 10%, respectively, of our net sales in 2015. While the loss of Reliance or Boeing as customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing either as a customer is remote. See Note 13 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations, which information is incorporated herein by reference.
Research and Development
We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. See Note 1 of Notes to Consolidated Financial Statements included in this Report for information about our research and development costs, which information is incorporated herein by reference.
A significant amount of our research and development is devoted to product and process development within our production operations, largely focused on controlling the manufacturing process to improve product quality, ensure consistency and enhance one or more specific product attributes. This has resulted in the creation and delivery of our highly differentiated KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, which results in such benefits as better performance, lower waste and, in many cases, lower production cost for our customers.
All Other
All Other provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations. All Other is not considered a reportable segment.
Segment and Geographical Area Financial Information
The information set forth in Note 13 of Notes to Consolidated Financial Statements included in this Report regarding our GAAP reporting segment and the geographical areas in which we operate is incorporated herein by reference.
Competition
The fabricated aluminum industry is highly competitive. We focus our fabricating operations on technically challenging applications for flat-rolled heat treat plate and sheet and extruded/drawn products that allow us to apply our core metallurgical and process technology capabilities to produce highly engineered products with differentiated characteristics. We further differentiate ourselves from our competitors by pursuing "Best in Class" customer satisfaction, which is driven by quality, availability, service and delivery performance and having a broad product offering.
Our primary competitors in the global market for Aero/HS products are Alcoa Inc., Constellium N.V. and Aleris Corporation. Our primary competitors in the market for GE products are Alcoa, Inc., Sapa AS, and in markets for certain GE products, we compete with imports and regional participants. We compete with Alcoa, Inc. and Sapa AS, along with other regional participants, in the market for Automotive Extrusions. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.
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
Employees
At December 31, 2015, we employed approximately 2,790 people, of which approximately 2,730 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our office in Foothill Ranch, California.
The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2015. As indicated below, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"), International Association of Machinists ("IAM") and International Brotherhood of Teamsters ("Teamsters"). See Note 1 of Notes to Consolidated Financial Statements in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2018
Florence, Alabama	USW	Mar 2017
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2016[1]
London, Ontario (Canada)	USW Canada	Feb 2018
Los Angeles, California	Teamsters	Apr 2018
Newark, Ohio	USW	Sep 2020
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2017/Nov 2017
Sherman, Texas	IAM	Dec 2016
Spokane, Washington (Trentwood)[2]	USW	Sep 2020
_________________________

1.	We are currently in the process of negotiating the labor agreement covering employees at our Kalamazoo, Michigan facility. We consider our relationship with our employees to be good.

2.
There are two labor agreements with the USW covering employees at the Trentwood facility. One agreement covers the majority of the employees at the facility as well as our Newark, Ohio facility. The other agreement covers employees working at a leased site near the Trentwood rolling mill complex. In January 2015, both agreements were extended through September 30, 2020.

Environmental Matters
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations and to potential claims and litigation based upon such laws and regulations.
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken. See Note 9 of Notes to Consolidated Financial Statements included in this Report.
Legal Structure
Our current corporate structure is summarized as follows:

•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a Delaware corporation ("KAIC"), which functions as an intermediate holding company.

•
We directly own 100% of the ownership interest in Kaiser Aluminum Beijing Trading Company, which was formed in China for the primary purpose of engaging in market development and commercialization and distribution of our products in Asia.

•	KAIC owns 100% of the ownership interests of each of:

•
Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company ("KAFP"), which directly holds the assets and liabilities associated with our Fabricated Products segment (excluding those assets and liabilities associated with our London, Ontario and Chandler, Arizona (Extrusion) facilities and certain of the assets and liabilities associated with our Fabricated Products segment’s operations in the State of Washington) and owns 100% of the ownership interest of each of:

•
Kaiser Aluminum Washington, LLC, a Delaware limited liability company, which holds certain of the assets and liabilities associated with our Fabricated Products segment’s operations in the State of Washington; and

•	Kaiser Aluminum Alexco, LLC, a Delaware limited liability company, which holds the assets and liabilities associated with our Chandler, Arizona (Extrusion) facility;

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

•	Kaiser Aluminum Mill Products, Inc., a Delaware corporation, which engages in market development and commercialization and distribution of our products in the United Kingdom.

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company;

•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Europe; and

•	DCO Management, LLC, a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities.
Item 1A. Risk Factors
This Item may contain statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business – Forward-Looking Statements" for cautionary information with respect to such forward-looking statements. Such cautionary information should be read as applying to all forward-looking statements wherever they appear in this Report. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary from those in forward-looking statements as a result of a number of factors including those we discuss in this Item and elsewhere in this Report. In addition to the factors discussed elsewhere in this Report, the risks described below are those that we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial position, results of operations and cash flows as well as the trading price of our common stock.
We have experienced and continue to experience the effects of global economic uncertainty.
The global economy experiences periods of uncertainty that can have wide-ranging effects, including:

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

•
volatility in commodity prices that potentially could result in substantial non-cash charges as we adjust inventory values and mark our commodity hedge positions to market and that potentially could also adversely affect our liquidity by creating cash margin requirements on our commodity hedge positions and by reducing the value of our inventories and borrowing base under our revolving credit facility;

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

•	the inability to predict with any certainty the success or failure of efforts to reduce government deficit spending or the scope, nature or effect of such efforts; and

•	rapidly changing oil prices, which could impact the demand of our products, especially in aerospace/high strength and automotive applications.
We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
We operate in a highly competitive industry.
The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price, customer service and delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do and may have other strategic advantages, including more efficient technologies or lower or more stable raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost and sell those products at a lower price. Additionally, foreign price competition could increase during periods when currency exchange rates favor foreign competition or as a result of dumping those products in North America in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and product pricing or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on a core group of significant customers.
In 2015, our largest fabricated products customers, Reliance and Boeing, accounted for approximately 25% and 10%, respectively, of our net sales in 2015 and our five largest customers in total accounted for approximately 49% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial position of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
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
We import primary aluminum from, and manufacture fabricated products used in, foreign countries. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, availability of financial capital, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

•	acts of war or terrorism or the threat of war or terrorism;

•	government regulation in the countries in which we operate, service customers or purchase raw materials;

•	the implementation of controls on imports, exports or prices;

•	the adoption of new forms of taxation and duties;

•	new forms of emission controls and tax, commonly known as "cap and trade";

•	increasing medical benefit costs and the potential impact of the excise tax contemplated by the Affordable Care Act;

•	the imposition of currency restrictions;

•	the nationalization or appropriation of rights or other assets; and

•	trade disputes involving countries in which we operate, service customers or purchase raw materials.

The commercial aerospace industry is cyclical and downturns in the commercial aerospace industry could adversely affect our business.
We derive a significant portion of our revenue from products sold to the aerospace industry, which can be highly cyclical. The aerospace industry is historically driven by the demand for new commercial aircraft. Demand for commercial aircraft is influenced by trends in airline passenger traffic and increasing global travel, normal replacement of older aircraft, replacement of fuel inefficient aircraft, airline industry profitability, the state of the U.S. and global economies, concerns regarding terrorism or the threat of terrorism, concerns regarding pandemics of infectious disease, safety concerns with newly introduced aircraft, and numerous other factors, any of which could result in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
Our products are used in a wide variety of military applications, including military aircraft, armored vehicles and ordnance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. With significant pressure to reduce defense spending as the U.S. and foreign governments are faced with competing national priorities, reductions in defense spending could reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.
Our customers may reduce their demand for aluminum products in favor of alternative materials.
Our fabricated aluminum products compete with products made from other materials, such as steel, titanium and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight with the use of aluminum, may revert to steel or other materials for certain applications. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for our products, particularly our Aero/HS products and Automotive Extrusions, and thus adversely affect our financial position, results of operations and cash flows.
Downturns in the automotive and ground transportation industries could adversely affect our business.
The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Even with the automotive industry’s growing use of aluminum in light-weighting vehicles, weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, particularly by U.S. manufacturers, could adversely affect the demand for our products and have a material adverse effect on our financial position, results of operations and cash flows.
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
We may experience difficulties in the launch or production ramp-up of new products which could adversely affect our business.
To effectively compete in the aluminum supply industry, we must be able to launch new products to meet our customers' demand in a timely manner. We may experience difficulties, including manufacturing disruptions, delays or other complications, as we ramp up manufacturing processes for newly introduced products, which could adversely impact our ability to serve our customers, our reputation or our costs of production.

We face pressure from our customers on pricing.
Cost cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our financial position, results of operations and cash flows could be adversely impacted.
Reductions in demand for our products may be more severe than, and may occur prior to, reductions in demand for our customers’ products.
Customers purchasing our fabricated aluminum products, especially those in the cyclical aerospace industry, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically meet the reduced demand for their products using their existing inventory without replenishing the inventory, which results in a reduction in demand for our products greater than the reduction in demand for their products. Further, the reduction in demand for our products can be exacerbated if inventory levels held by our customers exceed normal levels, due to production delays of specific commercial airframe models, prior purchases by our customers of our products under sales contracts at committed volumes that exceed the actual needs of our customers or for other reasons. This amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations and cash flows.
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
As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity enhancement and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our Kaiser Production System, which involves the integrated application of continuous improvement tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short-to-medium term, we may not be able to continue to reduce cost and increase productivity over the long term.
Our business could be adversely affected by increases in the cost of aluminum.
The price of primary aluminum has historically been subject to significant cyclical price fluctuations and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of increases to our customers and there can be a potential time lag on certain high value added products between increases in costs for aluminum and the point when we can implement a corresponding increase in price to our customers. As a result, we may be exposed to fluctuations in the costs for aluminum since, during the time lag, we may have to bear the additional cost increase. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. In addition, increases in aluminum costs may cause some of our customers to substitute other materials for our products over time, adversely affecting our financial position, results of operations and cash flows due to a decrease in the sales of fabricated aluminum products.

Our investment and other expansion projects may not be completed or start up as scheduled.
Our ability to complete our investment and expansion projects and the timing and costs of doing so are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems and economic conditions. Additionally, the start-up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our expectations, or if the start-up phase after completion is more complicated than anticipated, our financial position, results of operations and cash flows could be adversely affected.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our 8.25% Senior Notes due 2020 ("Senior Notes") contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
A breach of the covenants or restrictions under our revolving credit facility or under the indenture governing the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our revolving credit facility or our indenture for our Senior Notes could trigger an event of default under the other indebtedness obligation as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
More detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes are included in filings made by us with the Securities and Exchange Commission, along with the documents themselves, which provide the full text of these covenants.

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
As indicated above, more detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes are included in filings made by us with the Securities and Exchange Commission, along with the documents themselves, which provide the full text of these covenants.
Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
In the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy certain covenants or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. The creditworthiness of hedging counterparties is inherently difficult to assess and can change quickly and dramatically. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
Our failure to maintain satisfactory labor relations could adversely affect our business.
At December 31, 2015, approximately 63% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the USW, covering seven of our manufacturing locations. The labor contract with the USW covering employees at our Trentwood and Newark, Ohio facilities extends through September 2020. Contracts at four other manufacturing locations expire in 2017 and the remainder of 2016. We may not be able to renegotiate or negotiate our labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits, including healthcare benefits and any excise taxes that may result therefrom, that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.
We are required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. Based on the most recent information available to us, we believe a number of these multiemployer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact the remaining employers that participate in the plan. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans and other employers that participate in the plans, government regulations and the actual return on assets held in the plans, among other factors.
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
Laws enacted by Congress or policies of the Environmental Protection Agency could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs through legislative proposals, executive order and ballot initiatives. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be imposed by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. It is too early to predict how existing or future regulation will affect our business, operations or financial results.
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
We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Internal Revenue Code of 1986 (the "Code"). Our certificate of incorporation prohibits and voids certain transfers of our common stock in order to reduce the risk that an ownership change will jeopardize our net operating loss carryforwards; however, these transfer restrictions will expire in accordance with their terms on July 6, 2016. We are evaluating alternatives with respect to the protection of our net operating loss carryforwards from and after July 6, 2016.
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
In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, for purposes of Sections 382 and 383 of the Code, our certificate of incorporation includes restrictions on transfers involving 5% ownership prior to July 6, 2016. These transfer restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock. We are evaluating alternatives with respect to the protection of our net operating loss carry-forwards from and after July 6, 2016.
Our certificate of incorporation includes transfer restrictions that may void transactions in our common stock effected by 5% stockholders.
Our certificate of incorporation restricts the transfer of our equity securities if either (1) the transferor holds 5% or more of the fair market value of all of our issued and outstanding equity securities or (2) as a result of the transfer, either any person would become such a 5% stockholder or the percentage stock ownership of any such 5% stockholder would be increased. These restrictions are subject to exceptions set forth in our certificate of incorporation and will expire in accordance with their terms on July 6, 2016. Any transfer that violates these restrictions is void and will be unwound as provided in our certificate of incorporation. We are evaluating alternatives with respect to the protection of our net operating loss carry-forwards from and after July 6, 2016.
We could engage in or approve transactions involving our common shares that adversely affect significant stockholders.
Under the transfer restrictions in our certificate of incorporation, prior to July 6, 2016, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our Board of Directors before they engage in transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders’ having to seek the approval of, or a determination by, our Board of Directors under our certificate of incorporation before they could engage in future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares. We are evaluating alternatives with respect to the protection of our net operating loss carry-forwards from and after July 6, 2016.
The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.
Certain investment funds, advisers and organizations own greater than 5% of our outstanding common stock as of December 31, 2015. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.

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
Pursuant to agreements between us and the USW, the USW has the right, subject to certain limitations, to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2020, at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2020.
Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.
Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Prior to July 6, 2016, our certificate of incorporation will restrict certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. The general effect of these transfer restrictions, which were put in place to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions, and subsequent restrictions we may impose to replace the expiring restrictions, may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
In addition to the risks discussed above, as a publicly traded U.S. manufacturing company with customers and suppliers outside the United States, we are subject to a variety of other risks.
In addition to the risks discussed above, as a publicly traded U.S. manufacturing company with customers and suppliers outside the United States, we are subject to a variety of other risks, each of which could have a material adverse effect on our financial position, results of operations or cash flows, or the price of our common stock. These risks include, among others, those associated with:

•	the volatility of costs of fuel, principally natural gas and utility services, principally electricity, used by production facilities;

•
regulations that subject us to additional capital or margin requirements, or other restrictions on our trading and commodity positions, could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activities;

•
changes in economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, in the countries in which operations exist, customers are serviced or raw materials are purchased;

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding the location, size and ownership of our principal production facilities as of December 31, 2015 is below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	115,000	Owned/Leased[1]
Chandler, Arizona (Tube)	93,000	Owned/Leased[2]
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[3]
London, Ontario (Canada)	276,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[4]
Richmond, Virginia (Bellwood)	443,000	Owned
Sherman, Texas	313,000	Owned
Spokane, Washington (Trentwood)	2,872,000	Owned/Leased[5]
Total	6,660,000
___________________________________

1.
The Chandler, Arizona (Extrusion) facility is subject to a land lease with a lease term that expires in 2023, subject to certain extension rights held by us. The facility is owned by us and is not subject to any leases.

2.
The Chandler, Arizona (Tube) facility is subject to a land lease with a lease term that expires in 2033, subject to certain extension rights held by us. The facility is owned by us and is not subject to any leases.

3.	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date.

4.	The Richland, Washington facility is subject to a lease that expires in December 2016, which we are currently in negotiations to extend.

5.
The Spokane, Washington facility consists of 2,751,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2020 expiration date and a renewal option subject to certain terms and conditions.

Plants and equipment and other facilities are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities, see the table under Item 1. Business "Business Operations - Fabricated Products Segment - Types of Manufacturing Processes Employed" of this Report.
Our corporate headquarters, located in Foothill Ranch, California, consists of 36,000 square feet at December 31, 2015 and is subject to a lease that expires in 2019.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol "KALU."
The following table sets forth the high and low transaction prices of our common stock for each quarterly period for fiscal years 2015 and 2014:

	High	Low
Fiscal 2015
First quarter	$78.39	$68.42
Second quarter	$86.16	$75.60
Third quarter	$88.92	$77.92
Fourth quarter	$88.70	$75.61
Fiscal 2014
First quarter	$73.33	$66.78
Second quarter	$74.27	$66.43
Third quarter	$81.62	$71.44
Fourth quarter	$76.53	$68.26
Holders
As of February 12, 2016, there were approximately 667 holders of record of our common stock.
Dividends
We declare and pay regular quarterly cash dividends to holders of our common stock, including holders of restricted stock. We also pay quarterly dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout). Holders of performance shares granted beginning in 2014 are not paid a quarterly dividend equivalent, but instead are entitled to receive, in connection with the issuance of underlying shares of common stock in respect of performance shares that ultimately vest, a one-time payment equal to the dividends such holder would have received if the number of such shares of common stock so issued had been held of record by such holder from the date of grant of such performance shares through the date of such issuance. Total cash dividends (and dividend equivalents) paid in 2015, 2014 and 2013 were $1.60 per share (or $28.1 million), $1.40 per share (or $25.4 million) and $1.20 per share (or $23.0 million), respectively.
On January 15, 2016, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.45 per common share, or $8.2 million (including dividend equivalents), which was paid on February 12, 2016 to stockholders of record at the close of business on January 25, 2016.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our 8.25% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements in this Report for additional information about restrictions on dividend payments.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000® index, (ii) the S&P SmallCap 600® index and (iii) the S&P SmallCap 600® Materials index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2010 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

Issuer Repurchases of Equity Securities
The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2015:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2015 - October 31, 2015	703	$83.34	18,324	$82.27	$125.8
November 1, 2015 - November 30, 2015	1,225	81.62	14,561	82.73	$124.6
December 1, 2015 - December 31, 2015	—	—	15,238	84.43	$123.3
Total	1,928	$82.25	48,123	$83.09	N/A

_________________________________________

1.
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended December 31, 2015, we withheld 1,928 shares of common stock to satisfy employee tax withholding obligations. All such were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

2.
Of the $123.3 million that as of December 31, 2015 may yet be used to purchase our shares pursuant to the stock repurchase plan, $23.3 million is part of the $75.0 million that was authorized in December 2013 and $100.0 million was authorized in April 2015. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time.

During the year ended December 31, 2015, 1,015,185 shares of our common stock were issued in connection with exercises of warrants. The warrants were net-share-settled and accordingly we did not receive any proceeds from their exercise. The shares of common stock issued upon exercises of the warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no underwriters were used in connection with the warrant exercises. For additional information related to the warrants, see Note 3, Note 10 and Note 12 of Notes to Consolidated Financial Statements included in this Report.
Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report (in millions of dollars, except shipments, average realized sales price and per share amounts):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$1,391.9	$1,356.1	$1,297.5	$1,360.1	$1,301.3
Net (loss) income[1]	$(236.6)	$71.8	$104.8	$85.8	$25.1
Net (loss) income per share - Basic	$(13.76)	$4.02	$5.56	$4.49	$1.32
Net (loss) income per share - Diluted	$(13.76)	$3.86	$5.44	$4.45	$1.32
Shipments (mm lbs)	615.4	588.8	563.7	585.9	560.9
Average realized sales price (per lb)	$2.26	$2.30	$2.30	$2.32	$2.32
Cash dividends declared per common share	$1.60	$1.40	$1.20	$1.00	$0.96
Capital expenditures	$63.1	$59.4	$70.4	$44.1	$32.5
Depreciation and amortization expense	$32.4	$31.1	$28.1	$26.5	$25.2
_____________________

1.
Net (loss) income includes the impact of removing the net assets of the voluntary employees beneficiary association that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents and related deferred tax liabilities from our Consolidated Balance Sheets during the first quarter of 2015. See Note 6 of Notes to Consolidated Financial Statements included in this Report for further details.

	December 31,
	2015	2014	2013	2012	2011
Assets:
Fabricated Products	$904.8	$878.9	$852.5	$771.2	$637.0
All Other	345.3	864.8	918.4	981.3	683.6
Total assets[1]	$1,250.1	$1,743.7	$1,770.9	$1,752.5	$1,320.6
Cash and short-term investments	$102.5	$291.7	$299.0	$358.4	$49.8
Long-term borrowings (at face value), including amounts due within one year	$197.8	$400.0	$400.0	$400.0	$179.7
_____________________

1.
The 2015 Total assets reflect the removal of the Union VEBA net assets from our Consolidated Balance Sheets during the first quarter of 2015. See Note 6 of Notes to Consolidated Financial Statements included in this Report for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. "Risk Factors" each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Management Review of 2015 and Outlook for the Future;

•	Results of Operations;

•	Certain Information Related to Our Significant Tax Attributes;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies; and

•	New Accounting Pronouncements.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Report.
In the discussion of operating results below, we refer to certain items as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on derivatives related to fluctuations in underlying metal and energy prices and currency exchange rates, lower of cost or market inventory write-downs and gains or losses related to our voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating (loss) income excluding non-run-rate items to operating (loss) income, see "Results of Operations - Segment and Business Unit Information" below.
We also provide information regarding value added revenue, which represents net sales less the hedged cost of alloyed metal. A fundamental part of our business model is to mitigate the impact of aluminum price volatility. We purchase primary and scrap aluminum, our main raw material, at prices that fluctuate on a monthly basis, and we use pricing policies that generally allow us to pass metal cost fluctuations through to our customers. For some of our higher value added products sold on a spot basis, however, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we often enter into firm-price customer sales agreements that specify the underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us which we mitigate through a hedging program. Our pricing policies and hedging program are designed to largely mitigate the impact on our profitability as a result of fluctuations in underlying metal price. Value added revenue (including average realized value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see "Results of Operations - Segment and Business Unit Information" below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products"). We operate 12 focused production facilities in North America to serve a global customer base. We have one operating segment, Fabricated Products. See "Results of Operations - Segment and Business Unit Information" below.
Our highly engineered products are manufactured to meet demanding requirements of aerospace/high strength, automotive, general engineering and other industrial end market applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We believe that we further differentiate ourselves by offering a broad product portfolio, including our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, which results in such benefits as better performance, lower waste and, in many cases, lower production cost for our customers.
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
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. We expect the production of the F-35, or Joint Strike Fighter, to continue to be a demand driver for our Aero/HS products.
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
In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have at an increasing pace been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers.
Our GE products serve the North American industrial market segments and demand for these products generally tracks the broader manufacturing economic environment.
Management Review of 2015 and Outlook for the Future
Our 2015 full year results reflected record shipments driven by higher volume of heat treat plate and automotive extrusions. The previous investments made at our Spokane, Washington ("Trentwood") facility and across our automotive platform were key factors in enabling the growth in shipments and overall results. The year-over-year increase in operating income reflected operating leverage from strong volume, improved pricing for heat treat plate and certain general engineering products, as well as some benefit from lower contained metal costs on some of our higher value added products. Although we continued to derive benefit from previous investments improving manufacturing efficiencies, these benefits were more than offset by growth related costs and inefficiencies associated with the significant increase in our automotive extrusions as we continued to launch and ramp-up numerous new automotive programs during the year, including new programs for the redesigned Ford F-150 truck.
Based on new programs booked and to support further demand growth for our automotive extrusions, we continued to make investments to expand our capacity, including upgrades to existing extrusion presses at our London, Ontario, Sherman, Texas and Richmond, Virginia facilities, the addition of a new extrusion press at our London, Ontario facility that was in start-up at year-end 2015, and significant spending on a new extrusion press at our Sherman, Texas facility that will be in production later in 2016. We also commenced a multi-year, $150.0 million capital investment project at our Trentwood facility focused on equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency, further improving our competitive cost position on all products produced at the Trentwood facility. A significant portion of the investment will focus on modernizing the legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these aerospace and general engineering products. In addition to cost and quality benefits, the investments will result in a 5%-10% increase in manufacturing capacity at our Trentwood facility by early 2018. The project is scheduled to be completed over the next five years to minimize plant disruption and facilitate execution.
Consistent with our priorities for capital deployment, in addition to significant investments in our operations, we retired $175.0 million of convertible debt and returned $77.3 million of cash to shareholders through share repurchases and dividends, increasing our quarterly dividend 14% in early 2015 to $0.40 per share and an additional 12.5% in early 2016 to $0.45 per share.
Outlook
We anticipate continued growth in total value added revenue with improvement in operating income driven by sales growth and continued improvement in manufacturing efficiencies. Overall for 2016, we anticipate a 3%-5% year-over-year increase in our total value added revenue driven by approximately 5% growth in value added revenue for our Aero/HS applications and approximately 10% growth in value added revenue for Automotive Extrusions. Demand for our GE and industrial applications is expected to be relatively flat with no indication of any positive shift in 2016 demand. We continue to anticipate increased import activity and price competition for GE plate in 2016.
As we look at demand drivers over the next three years and related growth opportunities for each of our served markets, we continue to envision growth in commercial aerospace demand driven by increasing build rates, larger airframes and continued conversion to monolithic design. Airframe builds in 2015 were a record, and for the sixth consecutive year orders exceeded builds, maintaining the very strong nine-year backlog. For other aerospace applications, such as regional, business and military aircraft, we expect slow overall growth, and for high strength products used in other industrial applications we anticipate little to no growth given the weakness in U.S. manufacturing economy. Overall, we anticipate compound annual demand growth in our Aero/HS served markets of approximately 5% over the next three years.
Demand for our Automotive Extrusions is driven by mature applications including anti-lock braking systems and drive train components and growing applications that include chassis, structural components and crash management systems where aluminum is being utilized to light-weight vehicles. While we remain optimistic about the prospects for growing aluminum extrusion content in vehicles, we are increasingly cautious regarding the outlook for North American build rates. As such, we anticipate approximately 6% compound annual demand growth for our served automotive markets over the next three years driven by approximately 1% growth in North American build rates and approximately 5% content growth.

In addition to capitalizing on the secular growth opportunities in our served markets, we continue to benefit from investments we have made over the years to improve efficiency and overall throughput. We anticipate that the modernization project at our Trentwood facility along with other planned investments will provide the next step in advancing our overall manufacturing efficiencies and product quality while creating additional capacity for heat treat plate and automotive extrusions. Based on these growth related investments in addition to our sustaining capital investments, we anticipate capital spending of approximately $60.0 million to $80.0 million per year over the next three years with spending in 2016 at the upper end of the range.
Results of Operations
Fiscal 2015 Summary

•
We reached agreement on a definitive expiration date of our obligation to make variable cash contributions to the Union VEBA which caused us to terminate defined benefit accounting with respect to the Union VEBA in the first quarter 2015. Removing the net assets and the deferred tax liabilities related to the Union VEBA from our balance sheet and establishing liabilities for expected remaining payments resulted in a predominantly non-cash pretax loss of $492.2 million in the first quarter, which we considered to be non-run-rate.

•
Our reported operating loss for 2015 was $345.9 million reflecting predominantly non-cash, non-run-rate charges totaling $496.4 million, primarily related to settlement accounting for the Union VEBA. Adjusted for non-run-rate items, operating income was $150.5 million for the full year 2015. See "Segment and Business Unit Information" below for further discussion of our operating loss before non-run-rate items.

•
Net loss for 2015 was $236.6 million, as reported. Adjusting for the non-run-rate items as discussed above, adjusted net income was $71.6 million. See "Segment and Business Unit Information" below for discussion of additional non-run-rate items.

•
We recorded a $2.6 million lower of cost or market inventory adjustment in the fourth quarter primarily due to the decline in metal prices. We considered this inventory adjustment to be a non-run-rate item.

•
We had combined cash balances, short-term investments and net borrowing availability under our revolving credit facility (with no borrowings thereunder outstanding) of approximately $383.3 million as of December 31, 2015.

•	We invested $63.1 million in capital spending. See "Liquidity and Capital Resources – Capital Expenditures and Investments" below.

•	We paid a variable cash contribution to the VEBAs with respect to 2014 of $13.7 million and recorded a $19.6 million payable to the VEBAs for the variable contribution with respect to 2015.

•
We settled our 4.5% Cash Convertible Senior Notes ("Convertible Notes") and the related Option Asset and Bifurcated Conversion Feature on April 1, 2015 with a net cash outflow of $175.0 million; we issued 1,015,185 shares of our common stock in connection with exercised warrants also related to the Convertible Notes. See Note 3 for additional information.

•	We repurchased $27.2 million aggregate principal amount of our 8.25% Senior Notes due 2020 ("Senior Notes") for 107.5% of the face value.

•
In December 2015, we amended our revolving credit facility to extend the maturity to December 2020, improve pricing and provide more financial flexibility. The commitment under the facility remained unchanged at $300.0 million.

•
We paid a total of approximately $28.1 million, or $1.60 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).

•
We repurchased 647,520 shares of common stock in 2015 for a total cost of $49.4 million. Share repurchases were pursuant to a stock repurchase program authorized by our Board of Directors. As of December 31, 2015, $123.3 million was available under the program to purchase additional shares of our common stock.

Consolidated Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. "Financial Statements and Supplementary Data" of this Report. See Note 13 of Notes to Consolidated Financial Statements included in this Report for further information regarding segments.
Net Sales. We reported Net sales for 2015 of $1,391.9 million, compared to $1,356.1 million for 2014 and $1,297.5 million for 2013. The increase in Net sales during 2015 compared to 2014 reflected a 5% increase in Fabricated Products segment shipment volume, partially offset by a 2% decrease in average realized sales price per pound. The increase in Fabricated Products segment shipment volume was primarily due to a 15.0 million pound, or 19%, increase in Automotive Extrusions shipment volume, an 8.0 million pound, or 4% increase in GE products shipment volume and a 7.0 million pound, or 3%, increase in Aero/HS products shipment volume. The increase in Automotive Extrusions shipments reflected launches of new programs at each of our automotive facilities, including a significant ramp up of programs on the new aluminum-intensive Ford F-150 platform, as well as strong demand for certain other large vehicle models that we supply. The decrease in average realized sales price per pound reflected an 8% decrease in average hedged cost of alloyed metal prices per pound, partially offset by a 3% increase in average value added revenue per pound. The increase in average value added revenue per pound reflected spot pricing improvements on some Aero/HS and GE products, the benefit from lower contained metal prices on some high value added products and a more favorable shipment mix of Aero/HS and GE products sold. See the table in "Segment and Business Unit Information" below for further details.
The increase in Net sales during 2014 compared to 2013 reflected a 4% increase in Fabricated Products segment shipment volume. The increase in Fabricated Products segment shipment volume was primarily due to a 14.4 million pound, or 22%, increase in Automotive Extrusions shipment volume and a 12.6 million pound, or 6%, increase in Aero/HS products shipment volume. Total average realized sales price per pound for 2014 was consistent with that of 2013. However, the average realized value added revenue per pound declined $0.06 per pound, or 5%, which was offset by a $0.06 per pound, or 6%, increase in average hedged cost of alloyed metal prices per pound. The decline in average value added revenue per pound reflected: (i) a 9% decrease in value added revenue per pound for Aero/HS products, primarily due to lower pricing for heat treat plate products; (ii) a 4% decrease in value added revenue per pound for GE products due to lower heat treat plate pricing, partially offset by (iii) a 13% increase in value added revenue per pound for Automotive Extrusions driven by a richer mix of higher valued products and the launch of several new automotive programs in 2014. See the table in "Segment and Business Unit Information" below for further details.
Fluctuation in the Midwest Transaction Price for primary aluminum does not necessarily directly impact profitability because: (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm-price sales agreements limit our losses, as well as gains, from primary metal price changes.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2015 totaled $1,115.4 million, or 80% of Net sales, compared to $1,117.5 million, or 82% of Net sales, in 2014 and $1,038.9 million, or 80% of Net sales, in 2013. The $2.1 million decrease from 2014 to 2015 was comprised of a $21.6 million decrease in hedged cost of alloyed metal, partially offset by $19.5 million of higher net manufacturing conversion and other costs. Of the $21.6 million decrease in hedged cost of alloyed metal, $49.9 million was due to lower hedged metal prices, partially offset by $28.3 million due to higher shipment volume, as discussed in "Net Sales" above. The $19.5 million increase in net manufacturing conversion and other costs reflected $11.5 million of higher conversion costs due to the impact of higher shipment volume, $7.1 million due to higher manufacturing costs largely related to start-ups of automotive programs and higher overhead costs to support automotive growth, and approximately $0.9 million of other costs. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for 2015 and 2014.
The increase in Cost of products sold, excluding depreciation and amortization and other items during 2014 compared to 2013 was primarily due to: (i) a $59.8 million increase related to the higher hedged cost of alloyed metal prices discussed in "Net Sales" above; (ii) a $26.3 million increase due to sales impact; (iii) $2.2 million of higher major maintenance expense related to the ramp up of major 2013 capital improvement projects; and (iv) $3.2 million of higher energy cost related primarily to the severe 2014 winter season. These increases were partially offset by a reduction in: (i) environmental costs of $2.7 million and (ii) net manufacturing conversion and other costs of approximately $10.2 million.
See "Segment and Business Unit Information" below for further discussion of the comparative results of operations for 2015, 2014 and 2013.
Lower of Cost or Market Inventory Write-Down. We recorded a lower of cost or market inventory write-down of $2.6 million in 2015, predominantly as a result of declining metal prices.

Unrealized Loss (Gain) on Derivative Instruments. Unrealized loss (gain) on derivative instruments is primarily due to changes in underlying commodity prices as well as derivative settlements and are related to our operational hedges. These hedges are intended to mitigate our exposure to changes in prices for certain products sold and consumed by us and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. Unrealized loss (gain) on derivative instruments was $3.4 million, $10.4 million and $(0.7) million for 2015, 2014 and 2013, respectively. Unrealized loss in 2015 was comprised of a $0.5 million loss on natural gas hedge positions and $4.6 million loss on aluminum hedge positions, partially offset by a $1.7 million gain on electricity hedge positions. See Note 10 of Notes to Consolidated Financial Statements included in this Report for details on the unrealized loss (gain) on derivative instruments for 2014 and 2013.
Depreciation and Amortization. Depreciation and amortization for 2015 was $32.4 million compared to $31.1 million for 2014 and $28.1 million for 2013. Approximately $1.3 million of the increase in Depreciation and amortization in 2015 compared to 2014 was due to various construction-in-progress projects being placed in service during 2015 such as the capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. Approximately $2.2 million of the increase in Depreciation and amortization expense in 2014 compared to 2013 was due to additional construction in progress being placed in service during 2014 in connection with our casting complex and Phase 5 expansion at our Trentwood facility.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $88.1 million in 2015 compared to $81.4 million in 2014. The increase in 2015 was due primarily to an increase of $3.7 million in employee incentive compensation and $2.5 million in salaries and benefits.
SG&A and R&D expense totaled $81.4 million in 2014 compared to $80.4 million in 2013. The increase in 2014 was primarily due to increased investment in research and development initiatives.
Net Periodic Postretirement Benefit Cost (Income) Relating to VEBAs. Net periodic postretirement benefit cost (income) relating to the VEBAs totaled $2.4 million, $(23.7) million and $(22.5) million in 2015, 2014 and 2013, respectively. The increase in cost in 2015 was due primarily to the removal of the net assets of the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents (the "Union VEBA") and related deferred tax liabilities from our consolidated financial statements during the quarter ended March 31, 2015. The 2015 cost reflected only the cost associated with the VEBA that provides healthcare related benefits for certain other retirees and their spouse and eligible dependents (the "Salaried VEBA"), which was netted against the net periodic postretirement benefit income of the Union VEBA in prior years. The net periodic postretirement benefit cost relating to the Salaried VEBA was $0.6 million and $1.2 million for 2014 and 2013, respectively. The increase in cost in 2015 was due primarily to the increase in the annual healthcare reimbursement benefit starting in 2015 for plan participants in the Salaried VEBA. The increase in income in 2014 was due primarily to increases in expected return on plan assets for both VEBAs. See Note 6 of Notes to Consolidated Financial Statements included in this Report for disclosure regarding the VEBAs.
Loss on Removal of Union VEBA Net Assets. Loss on removal of Union VEBA net assets totaled $493.4 million in 2015 due to the removal of the Union VEBA’s plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements during the quarter ended March 31, 2015 as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The loss on removal of Union VEBA net assets included a $16.8 million accrual for the 2015 variable contribution to be paid in the first quarter of 2016 and a $29.9 million accrual for the estimated variable contributions for 2016 (to be paid in 2017) and 2017 (to be paid in 2018). The final amount is subject to change until the close of each respective calendar year. See Note 6 of Notes to Consolidated Financial Statements included in this Report for further details. The estimated liability for the remaining variable cash contributions will be adjusted quarterly based on our most current projections of cash flow (as defined) with the changes reflected in our Operating (loss) income.
Other Operating Charges, Net. Other operating charges in 2015 and 2014 consisted primarily of $0.1 million and $1.5 million, respectively, of impairment charges related to property, plant and equipment. There were no Other operating charges, net in 2013.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Convertible Notes, which were settled on April 1, 2015, our Senior Notes and our revolving credit facility, net of capitalized interest. Interest expense was $24.1 million, $37.5 million and $35.7 million for 2015, 2014 and 2013, respectively, net of $1.8 million, $2.5 million and $3.4 million of interest expense capitalized as part of construction-in-progress, respectively, for the three periods. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million, $9.1 million and $8.2 million of the total interest expense in 2015, 2014 and 2013, respectively. Interest expense in 2015, 2014 and 2013 was primarily related to interest expense incurred on our Convertible Notes and our Senior Notes.

Other (Expense) Income, Net. Other (expense) income, net was $(1.8) million for 2015, compared to $6.7 million for 2014 and $5.6 million for 2013. Other (expense) income, net for 2015 was due primarily to a $2.5 million loss related to the repurchase of Senior Notes. Other (expense) income, net for 2014 and 2013 primarily consisted of unrealized gains associated with our hedges relating to the Convertible Notes. See Note 3 and Note 15 of Notes to Consolidated Financial Statements included in this Report for further information.
Income Tax Benefit (Provision). The income tax benefit for 2015 was $135.2 million, resulting in an effective tax rate of 36.4%. The difference between the effective tax rate and the projected blended statutory tax rate for 2015 was primarily due to: (i) a decrease in unrecognized tax benefits, including interest and penalties, of $1.8 million, resulting in a 0.5% increase in the effective tax rate; (ii) state tax rate and apportionment changes in various states resulting in an increase of $4.7 million, which resulted in a 1.3% decrease in the effective tax rate; and (iii) an increase in the valuation allowance for Federal and certain state net operating losses of $2.0 million, which resulted in a 0.5% decrease to the effective tax rate.
The income tax provision for 2014 was $35.3 million, resulting in an effective tax rate of 33.0%. The difference between the effective tax rate and the projected blended statutory tax rate for 2014 was primarily due to: (i) a decrease in unrecognized tax benefits, including interest and penalties, of $2.3 million, resulting in a 2.1% decrease in the effective tax rate; (ii) a lower state tax rate in various states resulting in a decrease of $1.6 million, which resulted in a 1.5% decrease in the effective tax rate; and (iii) a decrease in the valuation allowance for certain state net operating losses of $0.7 million, which resulted in a 0.6% decrease to the effective tax rate.
The income tax provision for 2013 was $38.4 million, resulting in an effective tax rate of 26.8%. The difference between the effective tax rate and the projected blended statutory tax rate for 2013 was primarily due to: (i) a decrease in unrecognized tax benefits, including interest and penalties, of $4.4 million, resulting in a 3.1% decrease in the effective tax rate due to an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years; (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $4.6 million, resulting in a 3.2% decrease in the effective rate; (iii) a decrease from a bilateral advance pricing agreement between Canada and the U.S. for $2.9 million, resulting in a 2.0% decrease in the effective tax rate; and (iv) a decrease from an audit settlement with the Canada Revenue Agency for $5.3 million, resulting in a 3.7% decrease in the effective tax rate.
Segment and Business Unit Information
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. We categorize our products by the following end market applications: Aero/HS products, Automotive Extrusions, GE products and Other products.
We also have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles ("GAAP"), we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report. See Note 13 of Notes to Consolidated Financial Statements included in this Report for further information regarding segments.

Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Segment operating income	$190.8	$151.4	$188.6
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	7.0	(4.0)	7.4
Mark-to-market (loss) gain on derivative instruments	(3.4)	(10.4)	0.7
Non-cash lower of cost or market inventory write-down[2]	(2.6)	—	—
Workers’ compensation (cost) benefit due to discounting	(0.2)	—	1.1
Asset impairment charges	(0.1)	(1.5)	—
Environmental expenses[3]	(1.7)	(1.2)	(4.0)
Total non-run-rate items	(1.0)	(17.1)	5.2
Segment operating income excluding non-run-rate items	$191.8	$168.5	$183.4
_____________________

1.
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

2.	The $2.6 million lower of cost or market inventory write-down in 2015 was due primarily to declining metal prices.

3.	See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
As noted above, operating income excluding non-run-rate items for 2015 was $23.3 million higher than operating income excluding such items for 2014. Higher operating income excluding non-run-rate items primarily reflected a positive sales impact, partially offset by higher: (i) manufacturing conversion and other costs; (ii) overhead cost; (iii) other costs and (iv) depreciation expense. The positive sales impact of $33.7 million was due primarily to increased shipments of Automotive Extrusions, GE products and Aero/HS products and improved sales margins on certain Aero/HS and GE products reflecting improved spot pricing and lower contained metal costs. The $1.2 million increase in manufacturing conversion and other costs was due to approximately $5.2 million of inefficiencies in our automotive operations as we ramped up on several new automotive programs and responded to unexpectedly strong and volatile demand, as discussed in further detail in "Consolidated Results of Operations" above, largely offset by the improved manufacturing cost efficiencies in our operations other than automotive, including benefits derived from recent investments at our Trentwood facility. Overhead cost increased $5.4 million due to additional resources to support sizable growth in strategic served markets and increased wages. Other costs increased $3.0 million due primarily to higher employee incentive compensation. Depreciation expense increased $1.3 million.
Operating income excluding non-run-rate items for 2014 was $14.9 million lower than for 2013. Lower operating income excluding non-run-rate items in 2014 reflected: (i) a $32.6 million negative price impact due primarily to lower pricing for heat treat plate products; (ii) a positive volume impact of $16.6 million due primarily to increased shipments of Automotive Extrusions and Aero/HS products; (iii) $3.2 million of higher energy costs; (iv) $2.2 million of higher planned major maintenance expense; (v) $3.0 million of higher depreciation expense; and (vi) a net $9.5 million improvement in manufacturing conversion and other costs.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Year Ended December 31,
	2015		2014		2013
Aero/HS Products:
Shipments (mmlbs)	243.5		236.9		224.3
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$695.5	$2.86	$686.3	$2.90	$677.0	$3.02
Less: hedged cost of alloyed metal	(246.4)	(1.02)	(256.1)	(1.08)	(227.8)	(1.02)
Value added revenue	$449.1	$1.84	$430.2	$1.82	$449.2	$2.00

Automotive Extrusions:
Shipments (mmlbs)	93.5		78.5		64.1
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$199.2	$2.13	$173.5	$2.21	$129.5	$2.02
Less: hedged cost of alloyed metal	(88.7)	(0.95)	(82.6)	(1.05)	(63.2)	(0.99)
Value added revenue	$110.5	$1.18	$90.9	$1.16	$66.3	$1.03

GE Products:
Shipments (mmlbs)	231.4		223.4		222.5
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$426.1	$1.84	$419.5	$1.88	$411.0	$1.85
Less: hedged cost of alloyed metal	(226.1)	(0.98)	(237.6)	(1.07)	(224.9)	(1.01)
Value added revenue	$200.0	$0.86	$181.9	$0.81	$186.1	$0.84

Other Products:
Shipments (mmlbs)	47.0		50.0		52.8
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$71.1	$1.51	$76.8	$1.54	$80.0	$1.52
Less: hedged cost of alloyed metal	(40.8)	(0.87)	(47.3)	(0.95)	(48.0)	(0.91)
Value added revenue	$30.3	$0.64	$29.5	$0.59	$32.0	$0.61

Total:
Shipments (mmlbs)	615.4		588.8		563.7
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$1,391.9	$2.26	$1,356.1	$2.30	$1,297.5	$2.30
Less: hedged cost of alloyed metal	(602.0)	(0.98)	(623.6)	(1.06)	(563.9)	(1.00)
Value added revenue	$789.9	$1.28	$732.5	$1.24	$733.6	$1.30
For 2015, Net sales of Fabricated Products increased by $35.8 million to $1,391.9 million, as compared to 2014, primarily reflecting a 5% increase in Fabricated Products segment shipment volume, partially offset by a 2% decrease in average realized sales price per pound. See "Consolidated Selected Operational and Financial Information" above for further discussion.
The increase in Net sales of Fabricated Products during 2014 compared to 2013 was due primarily to an increase in shipment volume and an increase in the hedged cost of alloyed metal prices, partially offset by a decrease in average value added revenue per pound. See "Consolidated Selected Operational and Financial Information" above for further discussion.

All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Operating loss	$(536.7)	$(13.5)	$(15.3)
Impact to operating loss of non-run-rate items:
Net periodic postretirement benefit (cost) income relating to the VEBAs[1]	(2.4)	23.7	22.5
Loss on removal of Union VEBA net assets[1,2]	(493.4)	—	—
Environmental income (expense)	0.4	0.4	(0.5)
Workers' compensation benefit due to a change in discount rate[3]	—	—	0.2
Total non-run-rate items	(495.4)	24.1	22.2
Operating loss excluding non-run-rate items	$(41.3)	$(37.6)	$(37.5)
_______________________

1.	See Note 6 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.

2.
Our obligation to make variable contributions to the Union VEBA continues until September 30, 2017. This loss includes a liability of $46.7 million for the estimated remaining variable cash contributions to be made with respect to 2015, 2016 and the first nine months of 2017 (in each case paid in the following calendar year). See Note 6 for additional information regarding our estimated future variable cash contributions.

3.
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

All Other operating loss excluding non-run-rate items for 2015 was $3.7 million higher than in 2014. The increase was due primarily to an increase of $1.5 million in employee long-term incentive compensation expense and $1.9 million in salaries and benefits.
All Other operating loss excluding non-run-rate items for 2014 was $0.1 million higher than in 2013. The increase was primarily due to an increase in corporate overhead, partially offset by a decrease in short-term employee incentive compensation expense.
Certain Information Related to Our Significant Tax Attributes
We have significant federal income tax attributes, including sizable net operating loss carryforwards. Under Section 382(l)(5) ("Section 382") of the Internal Revenue Code of 1986 ("Code"), our ability to use our federal income tax attributes following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an "ownership change"), would be limited annually to an amount equal to the product of: (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
To reduce the risk that an ownership change under Section 382 would jeopardize our ability to fully use our federal income tax attributes, our certificate of incorporation prohibits certain transfers of our equity securities without the prior approval of our Board of Directors if either (a) the transferor holds 5% or more of the total fair market value of all of our issued and outstanding equity securities (such person, a "5% shareholder") or (b) as a result of such transfer, either: (i) any person or group of persons would become a 5% shareholder or (ii) the percentage stock ownership of any 5% shareholder would be increased (any such transfer, a "5% transaction"). These transfer restrictions, however, are scheduled to expire on July 6, 2016. We are evaluating alternatives with respect to the protection of our net operating loss carry-forwards from and after July 6, 2016.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	December 31, 2015	December 31, 2014
Available cash and cash equivalents	$72.5	$177.7
Short-term investments	30.0	114.0
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	280.8	269.1
Total liquidity	$383.3	$560.8
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
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Consolidated Financial Statements included in this Report).
On December 1, 2015, we and certain of our subsidiaries amended and extended our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of December 31, 2015 or December 31, 2014.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Total cash provided by (used in):
Operating activities:
Fabricated Products	$226.4	$199.5	$187.5
All Other	(67.6)	(75.4)	(75.8)
Total cash provided by operating activities	$158.8	$124.1	$111.7

Investing activities:
Fabricated Products	$(62.4)	$(58.5)	$(69.8)
All Other	82.8	13.8	(43.6)
Total cash provided by (used in) investing activities	$20.4	$(44.7)	$(113.4)

Financing activities:
Fabricated Products	$—	$—	$(0.1)
All Other	(284.4)	(71.2)	(102.1)
Total cash used in financing activities	$(284.4)	$(71.2)	$(102.2)
Operating Activities
Fabricated Products – In 2015, Fabricated Products segment operating activities provided $226.4 million of cash. Cash provided in 2015 was primarily related to: (i) $190.8 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $37.5 million and (iii) a decrease in accounts receivable of $17.0 million, partially offset by (iv) an increase in inventory of $4.9 million (net of a $2.6 million lower of cost or market charge) due primarily to increased shipment volume and (v) a decrease in accounts payable of $12.4 million due to the timing of payments and decreasing price of aluminum.
In 2014, Fabricated Products segment operating activities provided $199.5 million of cash. Cash provided in 2014 was primarily related to: (i) $151.4 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $46.4 million; and (iii) an increase in accounts payable of $20.7 million due to an increase in general business activities and the timing of payments. Cash provided in 2014 was partially offset by: (i) an increase in accounts receivable of $7.7 million; (ii) a $5.0 million decrease in other accrued liabilities due primarily to a decrease in accrued salaries and wages; and (iii) a $6.1 million decrease in long-term liabilities due primarily to a decrease in workers' compensation and environmental accruals.
In 2013, Fabricated Products segment operating activities provided $187.5 million of cash. Cash provided in 2013 was primarily related to $188.6 million of operating income and $15.7 million of Canadian tax benefits, partially offset by $3.3 million of non-cash adjustments. Cash provided in 2013 also included an increase in accounts payable and other accrued liabilities of $2.1 million due to general business activities and the timing of payments, partially offset by an increase in accounts receivable of $7.9 million due partially to the recognition of a $4.4 million receivable relating to tax refunds from the Canada Revenue Agency, as well as increases in product shipments near year end and an increase in inventory of $4.4 million in anticipation of higher sales.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations - Segment and Business Unit Information" above.
All Other – Cash used in operating activities was $67.6 million, $75.4 million and $75.8 million during 2015, 2014 and 2013, respectively. Cash outflow from All Other operating activities in 2015 consisted primarily of payments relating to: (i) general and administrative costs of $25.9 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; (iv) interest on the Convertible

Notes, Senior Notes and Revolving Credit Facility of $22.1 million; and (v) a loss of $2.5 million on the repurchase of our Senior Notes.
Cash outflow from All Other operating activities in 2014 consisted primarily of payments relating to: (i) general and administrative costs of $29.9 million; (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to 2013; (iii) our short-term incentive program in the amount of $4.3 million; and (iv) interest on the Convertible Notes Senior Notes and Revolving Credit Facility of $25.6 million in the aggregate. Cash outflow from All Other operating activities in 2013 consisted primarily of payments relating to: (i) general and administrative costs of $26.9 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to 2012; and (iii) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $28.1 million in the aggregate.
Investing Activities
Fabricated Products – Cash used in investing activities for Fabricated Products was $62.4 million in 2015, compared to $58.5 million of cash used in 2014 and $69.8 million of cash used in 2013. Cash used in 2015, 2014 and 2013 was substantially related to capital expenditures. See "Capital Expenditures and Investments" below for additional information.
All Other – Cash provided by investing activities during 2015 of $82.8 million primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015. Cash provided by investing activities during 2014 of $13.8 million consisted primarily of $14.7 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.9 million of capital expenditures. Cash used in investing activities for All Other during 2013 of $43.6 million consisted primarily of $44.7 million net cash outflow relating to purchases and settlements of short-term investments and $0.6 million relating to capital expenditures, partially offset by cash deposit returns of $1.7 million related to workers' compensation insurance.
Financing Activities
Fabricated Products – No cash was used in financing activities for Fabricated Products in 2015 or 2014. Cash used in financing activities for Fabricated Products in 2013 was $0.1 million, relating to the repayment of a capital lease liability.
All Other – Cash used in financing activities in 2015 was $284.4 million, representing: (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $49.2 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $28.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iv) a $30.0 million payment related to the repurchase of $27.2 million aggregate principal amount of our Senior Notes; (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; and (vi) $0.6 million of cash paid for financing costs related to the renewal of our Revolving Credit Facility. Cash used in financing activities in 2015 was partially offset by $1.3 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash used in financing activities in 2014 was $71.2 million, representing: (i) $44.1 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $25.4 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); and (iii) $2.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares. Cash used in financing activities in 2014 was partially offset by $0.8 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
Cash used in financing activities in 2013 was $102.1 million, representing primarily: (i) $78.3 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $22.4 million of cash dividends paid to our stockholders (net of dividends returned), including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $2.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares. Cash used in financing activities in 2013 was partially offset by $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.

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
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $20.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $400.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	February 12, 2016	December 31, 2015
Revolving Credit Facility borrowing commitment	$300.0	$300.0

Borrowing base availability	$293.2	$288.1
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.3)	(7.3)
Net remaining borrowing availability	$285.9	$280.8
Borrowing rate (if applicable)[1]	3.75%	3.75%
_______________________

1.	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments" below for mandatory principal and cash interest payments on the outstanding borrowings under the Senior Notes. See Note 3 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the Senior Notes.
We do not believe that covenants in the indenture governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program. We recently commenced a multi-year, $150.0 million capital investment project at our Trentwood facility focused on: (i) equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency; (ii) modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these aerospace and general engineering products; and (iii) the further expansion of Trentwood’s manufacturing capacity.
Total capital expenditures were $63.1 million, $59.4 million and $70.4 million for 2015, 2014 and 2013, respectively. The majority of our capital spending during 2015 was to support new automotive programs that will launch over the next few years, with upgrades to existing extrusion presses at our London, Ontario, Sherman, Texas and Richmond, Virginia facilities, the addition of a new extrusion press at our London, Ontario facility that was in start-up at year-end 2015, and significant spending on a new extrusion press at our Sherman, Texas facility that will be in production later in 2016. Initial capital spending on the $150.0 million modernization project at our Trentwood facility also commenced in 2015. Capital spending during 2014 and 2013 was due primarily to spending on major projects at our Trentwood facility, including a new casting complex to expand our rolling ingot capacity and reduce costs and a project to further expand heat treat plate capacity. The remainder of our capital spending in 2015, 2014 and 2013 was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
In 2016, we anticipate capital spending will be in the $60.0 million to $80.0 million range for purposes of: (i) continuing our capacity expansions for Automotive Extrusions; (ii) continued spending on the $150.0 million modernization project at our Trentwood facility; (iii) other manufacturing cost efficiency and quality initiatives; and (iv) sustaining capital spending. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 12 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends paid during 2015, 2014 and 2013. See Item 5 of this Report for disclosure regarding the future declaration and payment of dividends.
Repurchases of Common Stock
See Note 12 of Notes to Consolidated Financial Statements included in this Report and Item 5 of this Report for information regarding repurchases of common stock in 2015 and 2014 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during 2015, 2014 and 2013 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
As discussed in "Certain Information Related to Our Significant Tax Attributes" above and elsewhere in this Report, our certificate of incorporation places restrictions on the transfer of our common shares. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 would jeopardize our ability to fully use our federal income tax attributes. These transfer restrictions will expire in accordance with their terms on July 6, 2016. We are evaluating alternatives with respect to the protection of our federal income tax attributes from and after July 6, 2016.
Environmental Commitments and Contingencies
See Note 9 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Repurchase of Senior Notes
See Note 3 of Notes to Consolidated Financial Statements included in this Report for information regarding the repurchase of Senior Notes in 2015.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
Contractual Obligations and Commercial Commitments
We are obligated to make future payments under various contracts such as long-term purchase obligations and lease agreements. We have grouped these contractual obligations into operating activities, investing activities and financing activities in the same manner as they are classified in our Statements of Consolidated Cash Flows included in Item 8. "Financial Statements and Supplemental Data" in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information.
The following table provides a summary of our significant contractual obligations at December 31, 2015 (in millions of dollars):

		Payments Due by Period
	Total	2016	2017	2018	2019	2020	2021 and Thereafter
Operating activities:[1]
Purchase obligations	$207.4	$189.6	$9.5	$5.6	$0.6	$0.6	$1.5
Operating leases	47.3	6.2	5.1	4.1	3.9	2.2	25.8
VEBA payments[2]	51.0	19.9	17.4	13.1	0.3	0.3	—
Standby letters of credit[3]	7.7	6.1	1.6	—	—	—	—
Uncertain tax liabilities[4]	0.7	—	—	—	—	—	—
Deferred compensation plan liability[5]	7.7	—	—	—	—	—	—
Investing activities:[6]
Capital equipment	5.3	5.2	0.1	—	—	—	—
Financing activities:[7]
Principal on the Senior Notes	197.8	—	—	—	—	197.8	—
Interest on the Senior Notes[8]	73.4	16.3	16.3	16.3	16.3	8.2	—
Commitment fees on the Revolving Credit Facility[9]	5.5	1.1	1.1	1.1	1.1	1.1	—
Total contractual obligations[6]	$603.8	$244.4	$51.1	$40.2	$22.2	$210.2	$27.3
__________________________

1.	See "Obligations for Operating Activities" below.

2.
Total contractual obligations include: (i) the annual administration fees to the VEBAs; (ii) variable cash contribution to the VEBAs to be made in the first quarter of 2016 with respect to the 2015 calendar year; and (iii) estimated future annual variable cash contributions to the Union VEBA that we recorded as a result of settlement accounting, which are subject to change until the close of each respective calendar year. See Note 6 of Notes to Consolidated Financial Statements included in this Report for a description of our annual variable cash obligations to the VEBAs.

3.
Of the $7.7 million of standby letters of credit, $0.4 million represents cash collateralized and $7.3 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in September 2020 (for those letters of credit issued under that facility).

4.
At December 31, 2015, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2016 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

5.
The amount represents liability relating to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon vesting and other eligibility requirements, it is not practical to present annual payment information.

6.	See "Obligations for Investing Activities" below.

7.	See "Obligations for Financing Activities" below.

8.	Interest obligations on the Senior Notes are based on scheduled interest payments.

9.
Future commitment fees are estimated based on the amount of unused credit under our Revolving Credit Facility at December 31, 2015 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in December 2020.

Obligations for Operating Activities
Cash outlays for operating activities primarily consist of purchase obligations with respect to primary aluminum, other raw materials and electricity and payment obligations under operating leases.
We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2015. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
Operating leases represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution. The amount to be contributed to the two VEBAs pursuant to our obligation is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Annual contribution payments are allocated 85% to the Union VEBA and 15% to the other VEBA ("Salaried VEBA"). Such annual payments to the two VEBAs are limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million and may not exceed $20.0 million ($17.1 million annually for the Union VEBA and $2.9 million annually for the Salaried VEBA). Our obligation to make annual contributions to the Union VEBA terminates on September 30, 2017 and our obligation to the Salaried VEBA has no express termination date. As of December 31, 2015, we determined that the variable cash contribution to the two VEBAs for 2015 was $19.6 million. See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding the VEBAs and the effect they had on our consolidated financial statements.
See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding our employee benefit plans, including defined contribution plans and defined benefit plans.
Obligations for Investing Activities
Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2015. We expect capital projects to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.
Obligations for Financing Activities
Cash outlays for financing activities consist of our principal obligations under long-term debt, scheduled interest payments on the Senior Notes and commitment fees under our Revolving Credit Facility. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2015.
Off-Balance Sheet and Other Arrangements

•	See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.

•
See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding our employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2016 and future years.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information on our environmental contingencies.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our accruals, our future results from operations could be materially affected.

Our judgments and estimates with respect to legal and other commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for loss contingencies in their financial statements only if both: (i) the potential loss is "probable" and (ii) the amount (or a range) of probable loss is "estimable." In reaching a determination of the probability of an adverse ruling in a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a "probable" loss or "estimable" and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances can change causing key assumptions that were used in previous assessments of a matter to change.

In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such an event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our accruals, our future results from operations could be materially affected.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to conditional asset retirement obligations.

We recognize conditional asset retirement obligations ("CAROs") related to legal obligations associated with the normal operations of certain of our facilities. These CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at certain facilities and management’s current assessment is that certain immaterial CAROs may be triggered during the next three years. For locations where there are no current plans for renovations or demolitions, the most probable scenario is such CAROs would not be triggered for 15 to 20 or more years, if at all.
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

The estimation of CAROs is subject to a number of inherent uncertainties including: (i) the timing of when any such CARO may be incurred; (ii) the ability to accurately identify all materials that may require special handling or treatment; (iii) the ability to reasonably estimate the total incremental special handling and other costs; (iv) the ability to assess the relative probability of different scenarios which could give rise to a CARO; and (v) other factors outside a company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to self-insured workers' compensation liabilities.

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

The accounting for our self-insured workers' compensation plan involves estimates and judgments to determine our ultimate liability related to reported claims and incurred-but-not-reported claims. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. In addition, since recorded obligations represent the present value of expected payments over the life of the claims, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of expected payments to decrease. If our workers' compensation claim trends were to differ significantly from our historic claims experience and as the discount rate changes, we would make a corresponding adjustment to our workers' compensation accruals.

The rate used to discount future estimated workers' compensation liabilities is determined based on the U.S. Treasury bond rate with a five-year maturity date which resembles the remaining estimated life of the workers' compensation claims. A change in the discount rate of 1/4 of 1% would impact the workers' compensation liability and operating income by approximately $0.2 million.

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

See Note 1 of Notes to Consolidated Financial Statements included in this Report for information regarding impairment charges taken on property, plant and equipment.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty of predicting future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and other factors. However, if, among other things: (i) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report; (ii) income is distributed differently than expected among tax jurisdictions; (iii) one or more material events or transactions occur which were not contemplated; or (iv) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $3.7 million to Net loss for the year ended December 31, 2015.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Tax Contingencies.

We use a "more likely than not" threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified. We adjust our tax reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information on the recognition of tax attributes.

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

Our liability related to uncertain tax positions at December 31, 2015 was $0.7 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate goodwill and intangible assets. Additionally, as of December 31, 2015, we do not believe any of our reporting units are at risk of failing step one of the two-step goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to the Salaried VEBA and the Canadian defined benefit plan.

At December 31, 2015, our financial statements include: (i) the Salaried VEBA, which we are required to reflect on our financial statements as a defined benefit postretirement plan, despite our limited legal obligations to the Salaried VEBA in regards to that plan and (ii) a pension plan for our Canadian salaried employees. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return ("LTRR") on plan assets and several assumptions relating to the employee workforce (i.e., salary increases, retirement age and mortality). The most significant assumptions used in determining the estimated year-end obligations include the assumed discount rate and the LTRR.

In addition to the above assumptions used in the actuarial valuation, changes in plan provisions could also have a material impact on the net funded status of the Salaried VEBA. Our obligation to the Salaried VEBA is to pay an annual variable contribution amount based on the level of our cash flow. The funding status of the Salaried VEBA has no impact on our annual variable contribution amount. We have no control over any aspect of the plan. We rely on information provided to us by the Salaried VEBA administrator with respect to specific plan provisions such as annual benefits expected to be paid. See Note 6 of Notes to Consolidated Financial Statements included in this Report for additional information on our benefit plans.

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

The rate used to discount future estimated liabilities is determined taking into consideration the rates available at year end on debt instruments that could be used to settle the obligations of the plan. In relation to the Salaried VEBA, a change in the discount rate of 1/4 of 1% would impact the accumulated postretirement benefit obligation by approximately $1.6 million, impact service and interest costs by $0.1 million and have an immaterial impact on 2016 expense. The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $0.1 million in 2016 in relation to the Salaried VEBA.

A change in the discount rate of 1/4 of 1% would have an immaterial impact on the Canadian pension plan.

New Accounting Pronouncements
For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 10 of Notes to Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Aluminum
See Note 10 of Notes to Consolidated Financial Statements included in this Report, under "Hedges of Operational Risk" for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
In 2015, 2014 and 2013, settlements of derivative contracts covering, in millions of pounds, 204.6, 138.3 and 119.8, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At December 31, 2015, we had derivative contracts with respect to approximately, in millions of pounds, 129.9 and 4.8 to hedge sales to be made in 2016 and 2017, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange market price of aluminum as of December 31, 2015 and December 31, 2014, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $12.9 million and $6.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of December 31, 2015 and December 31, 2014, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.8 million and $0.7 million, respectively. The balances of such financial instruments may change in future periods and therefore the amounts discussed above may not be indicative of future results.

If we continue to encounter reductions in the price of aluminum and/or if we experience a decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmBtu) and electricity prices (per mwh) would impact our 2016 annual operating costs by approximately $4.3 million and $0.5 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of December 31, 2015, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 73%, 72% and 59% of the expected natural gas purchases for 2016, 2017 and 2018, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices as of December 31, 2015 and December 31, 2014 would have resulted in an unrealized mark-to-market loss of $7.0 million and $6.7 million, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of December 31, 2015, we had physical delivery commitments with energy companies, in place to cover our exposure to fluctuations in electricity prices for approximately 55% of the expected electricity purchases for both 2016 and 2017.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods however, and therefore the amounts discussed above may not be indicative of future results.
Foreign Currency
Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. A 10% change in the Canadian dollar exchange rate is estimated to have an annual operating cost impact of $1.5 million. Additionally, during the year ended December 31, 2015, we entered into cash commitments for an equipment purchase denominated in euros and hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturer. These derivative instruments are designated and qualify as cash flow hedges; therefore, periodic gains and losses related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 10 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of December 31, 2015, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through December 2016. We estimate that a 10% decrease in the December 31, 2015 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.5 million.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and Subsidiary Companies (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained, in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 22, 2016

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72.5	$177.7
Short-term investments	30.0	114.0
Receivables:
Trade receivables – net	116.7	129.3
Other	6.1	10.9
Inventories	219.6	214.7
Prepaid expenses and other current assets	56.7	178.6
Total current assets	501.6	825.2
Property, plant and equipment – net	495.4	454.9
Net assets of Union VEBA	—	340.1
Deferred tax assets – net (including deferred tax liability relating to the Union VEBA of $0.0 at December 31, 2015 and $127.0 at December 31, 2014, respectively – see Note 5)	162.6	30.9
Intangible assets – net	30.5	32.1
Goodwill	37.2	37.2
Other assets	22.8	23.3
Total	$1,250.1	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76.7	$81.4
Accrued salaries, wages and related expenses	39.8	39.6
Other accrued liabilities	52.7	132.8
Current portion of long-term debt	—	172.5
Short-term capital leases	0.1	0.1
Total current liabilities	169.3	426.4
Net liabilities of Salaried VEBA	19.0	17.2
Deferred tax liabilities	2.1	0.9
Long-term liabilities	87.5	58.3
Long-term debt	197.8	225.0
Total liabilities	475.7	727.8
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2015 and December 31, 2014; no shares were issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2015 and December 31, 2014; 22,291,180 shares issued and 18,053,747 shares outstanding at December 31, 2015; 21,197,164 shares issued and 17,607,251 shares outstanding at December 31, 2014	0.2	0.2
Additional paid in capital	1,036.5	1,028.5
Retained earnings	15.9	280.4
Treasury stock, at cost, 4,237,433 shares at December 31, 2015 and 3,589,913 shares at December 31, 2014	(246.5)	(197.1)
Accumulated other comprehensive loss	(31.7)	(96.1)
Total stockholders’ equity	774.4	1,015.9
Total	$1,250.1	$1,743.7
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED (LOSS) INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions of dollars, except share and per share amounts)
Net sales	$1,391.9	$1,356.1	$1,297.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	1,115.4	1,117.5	1,038.9
Lower of cost or market inventory write-down	2.6	—	—
Unrealized loss (gain) on derivative instruments	3.4	10.4	(0.7)
Depreciation and amortization	32.4	31.1	28.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	88.1	81.4	80.4
Net periodic postretirement benefit cost (income) relating to VEBAs – Note 6	2.4	(23.7)	(22.5)
Loss on removal of Union VEBA net assets – Note 6	493.4	—	—
Total selling, general, administrative, research and development	583.9	57.7	57.9
Other operating charges, net	0.1	1.5	—
Total costs and expenses	1,737.8	1,218.2	1,124.2
Operating (loss) income	(345.9)	137.9	173.3
Other (expense) income:
Interest expense	(24.1)	(37.5)	(35.7)
Other (expense) income, net – Note 15	(1.8)	6.7	5.6
(Loss) income before income taxes	(371.8)	107.1	143.2
Income tax benefit (provision)	135.2	(35.3)	(38.4)
Net (loss) income	$(236.6)	$71.8	$104.8

Net (loss) income per common share:
Basic	$(13.76)	$4.02	$5.56
Diluted	$(13.76)	$3.86	$5.44
Weighted-average number of common shares outstanding (in thousands):
Basic	17,201	17,818	18,827
Diluted	17,201	18,593	19,246

Dividends declared per common share	$1.60	$1.40	$1.20
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions of dollars)

Net (loss) income	(236.6)	71.8	104.8
Other comprehensive income (loss):
Defined benefit pension plan and VEBAs:
Total actuarial (loss) gain and prior service costs	(6.1)	(129.5)	2.2
Reclassification adjustments:
Amortization of net actuarial loss (gain)	1.1	(1.8)	1.5
Amortization of prior service cost	3.0	10.6	4.2
Removal of obligation relating to Union VEBA	106.6	—	—
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	104.6	(120.7)	7.9
Available for sale securities:
Unrealized (loss) gain on available for sale securities	(0.1)	(0.2)	1.0
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities	(0.4)	(0.1)	(1.0)
Other comprehensive loss relating to available for sale securities	(0.5)	(0.3)	—
Unrealized loss on foreign currency cash flow hedges	(0.3)	—	—
Foreign currency translation (loss) gain	(0.2)	0.4	0.2
Other comprehensive income (loss), before tax	103.6	(120.6)	8.1
Income tax (expense) benefit related to items of other comprehensive income (loss)	(39.2)	45.2	(2.8)
Other comprehensive income (loss), net of tax	64.4	(75.4)	5.3
Comprehensive (loss) income	$(172.2)	$(3.6)	$110.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$(72.3)	$(26.0)	$1,070.8
Net income	—	—	—	104.8	—	—	104.8
Other comprehensive income, net of tax	—	—	—	—	—	5.3	5.3
Issuance of non-vested shares to employees and non-employee directors	76,336	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,916	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	36,503	—	—	—	—	—	—
Cancellation of employee non-vested shares	(820)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(40,075)	—	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(1,232,077)	—	—	—	(79.3)	—	(79.3)
Distribution from third-party trust	(9,001)	—	—	0.6	(0.6)	—	—
Cash dividends on common stock ($1.20 per share)	—	—	—	(23.0)	—	—	(23.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.1	—	—	—	1.1
Amortization of unearned equity compensation	—	—	6.6	—	—	—	6.6
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$(152.2)	$(20.7)	$1,084.2
Net income	—	$—	$—	$71.8	$—	$—	$71.8
Other comprehensive loss, net of tax	—	—	—	—	—	(75.4)	(75.4)
Issuance of non-vested shares to employees and non-employee directors	119,799	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,969	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	44,895	—	—	—	—	—	—
Cancellation of employee non-vested shares	(40,503)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(33,696)	—	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(633,230)	—	—	—	(44.9)	—	(44.9)
Cash dividends on common stock ($1.40 per share)	—	—	—	(25.4)	—	—	(25.4)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.8	—	—	—	0.8
Amortization of unearned equity compensation	—	—	6.8	—	—	—	6.8
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$(197.1)	$(96.1)	$1,015.9
Net loss	—	$—	$—	$(236.6)	$—	$—	$(236.6)
Other comprehensive income, net of tax	—	—	—	—	—	64.4	64.4
Issuance of non-vested shares to employees and non-employee directors	62,285	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,436	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	52,106	—	—	—	—	—	—
Cancellation of employee non-vested shares	(987)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(37,009)	—	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(647,520)	—	—	—	(49.4)	—	(49.4)
Issuance of stock related to warrants	1,015,185
Cash dividends on common stock ($1.60 per share)	—	—	—	(28.1)	—	—	(28.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	1.3
Amortization of unearned equity compensation	—	—	9.3	—	—	—	9.3
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, December 31, 2015	18,053,747	$0.2	$1,036.5	$15.9	$(246.5)	$(31.7)	$774.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(236.6)	$71.8	$104.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	30.8	29.5	26.4
Amortization of definite-lived intangible assets	1.6	1.6	1.7
Amortization of debt discount and debt issuance costs	4.3	11.8	11.0
Deferred income taxes – Note 5	(131.7)	34.3	55.4
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.3)	(0.8)	(1.1)
Non-cash equity compensation	9.5	7.0	6.8
Lower of cost or market inventory write-down	2.6	—	—
Non-cash unrealized loss (gain) on derivative instruments	3.4	6.8	(3.9)
Amortization of option premiums (received) paid, net	—	—	(0.1)
Non-cash impairment charges	0.1	1.5	—
Loss on repurchase of Senior Notes[1]	2.5	—	—
Loss on disposition of property, plant and equipment	0.3	0.2	0.1
Loss (gain) on disposition of available for sale securities	—	0.1	(0.4)
Non-cash defined benefit net periodic benefit cost (income)[2]	2.8	(23.5)	(22.0)
Non-cash loss on removal of Union VEBA, net[2]	446.7	—	—
Other non-cash changes in assets and liabilities	0.6	0.6	(9.3)
Changes in operating assets and liabilities:
Trade and other receivables	17.4	(7.0)	(3.3)
Inventories, excluding lower of cost or market write-down	(7.5)	(0.3)	(28.4)
Prepaid expenses and other current assets[3]	0.5	(0.6)	1.1
Accounts payable	(13.6)	20.3	(1.6)
Accrued liabilities[2,3]	12.8	(6.0)	1.8
Annual variable cash contributions to VEBAs[2]	(13.7)	(16.0)	(20.0)
Payable to affiliate	—	—	(7.9)
Long-term assets and liabilities, net[2,3]	27.3	(7.2)	0.6
Net cash provided by operating activities	158.8	124.1	111.7
Cash flows from investing activities[4]:
Capital expenditures	(63.1)	(59.4)	(70.4)
Purchase of available for sale securities	(0.5)	(93.5)	(227.8)
Proceeds from disposition of available for sale securities	84.0	108.2	183.1
Change in restricted cash	—	—	1.7
Net cash provided by (used in) investing activities	20.4	(44.7)	(113.4)
Cash flows from financing activities[4]:
Repurchase of Senior Notes[1]	(30.0)	—	—
Settlement of Convertible Notes[1]	(175.0)	—	—
Proceeds from cash-settled call options related to settlement of Convertible Notes[1]	94.9	—	—
Payment for conversion premium related to settlement of Convertible Notes[1]	(94.9)	—	—
Cash paid for financing costs	(0.6)	—	—
Payment of capital lease liability	—	(0.1)	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.3	0.8	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	(2.4)	(2.5)
Repurchase of common stock	(49.2)	(44.1)	(78.3)
Cash dividends paid to stockholders	(28.1)	(25.4)	(23.0)
Cash dividend returned to the Company	—	—	0.6
Net cash used in financing activities	(284.4)	(71.2)	(102.2)
Net (decrease) increase in cash and cash equivalents during the period	(105.2)	8.2	(103.9)
Cash and cash equivalents at beginning of period	177.7	169.5	273.4
Cash and cash equivalents at end of period	$72.5	$177.7	$169.5

_____________

1.	See Note 3 for more information relating to the Senior Notes (defined in Note 3) and the Convertible Notes.

2.	See Note 6 for the impact of removing the Union VEBA (defined in Note 6) net assets.

3.
Excludes the reclassification of derivatives relating to the Convertible Notes (defined in Note 3) from long-term to current at December 31, 2014 as the amounts had no impact on cash flow - see Note 3 and Note 11.

4.	See Note 14 for the supplemental disclosure on non-cash transactions.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
In this Annual Report on Form 10-K (this "Report"), unless the context otherwise requires, references in these notes to consolidated financial statements to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. Our business is organized into one operating segment, Fabricated Products. See Note 13 for additional information regarding our reportable segment and business unit.
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Intercompany balances and transactions are eliminated.
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
Stock-Based Compensation. Stock-based compensation in the form of service-based awards is provided to executive officers, certain employees and non-employee directors and is accounted for at fair value. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The grant-date fair value is determined based on the stock price on the date of grant, adjusted for expected dividends to be paid during the vesting period.
We also grant performance-based awards to executive officers and other key employees. Performance awards granted prior to 2014 are subject to performance conditions pertaining to specified financial metrics and are valued based on the stock price at the date of grant, adjusted for expected dividend equivalents to be paid during the vesting period. Performance awards granted after 2014 are subject to performance conditions pertaining to total shareholder return and are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. For more information on our stock-based compensation, see Note 8.
The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. For performance shares granted prior to 2014, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 8).
Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold, excluding depreciation, amortization and other items.
Advertising Costs. Advertising costs, which are included in Selling, general, administrative, research and development ("SG&A and R&D"), are expensed as incurred. Advertising costs for 2015, 2014 and 2013 were $1.2 million, $0.6 million and $1.3 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2015, 2014 and 2013 were $9.5 million, $8.9 million and $7.8 million, respectively.
Major Maintenance Activities. All major maintenance costs are accounted for using the direct expensing method.
Cash and Cash Equivalents. We consider only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents. Our cash equivalents consist primarily of funds in commercial paper, money market funds and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy with the exception of commercial paper, which is classified within Level 2 of the fair value hierarchy.
Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash (see Note 2). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
Trade Receivables and Allowance for Doubtful Accounts. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 60 days. For the majority of our receivables, we establish an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2015, 2014 and 2013 were immaterial to the consolidated financial statements.
Inventories. Inventories are stated at the lower of cost or market value. On December 31, 2015, we recorded an inventory write-down of $2.6 million to reflect the net realizable value as of that date. The net realizable value reflected: (i) a reduction in the Midwest Transaction Price and (ii) commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price reduced by an approximate normal profit margin. If we continue to encounter reductions in the price of aluminum and/or if we experience a decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At December 31, 2015, after adjusting for the inventory write down discussed above, the stated LIFO value of inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $24.1 million. At December 31, 2014, the current cost of our inventory exceeded its stated LIFO value by $37.6 million. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at December 31, 2015 and December 31, 2014 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $1.8 million, $2.5 million and $3.4 million during 2015, 2014 and 2013, respectively.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated (Loss) Income. For 2015, 2014 and 2013, we recorded depreciation expense of $30.3 million, $29.0 million and $25.8 million, respectively, relating to our operating facilities in our Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.
Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. We regularly assess whether events and circumstances with the potential to trigger impairment have occurred and rely on a number of factors, including operating results, business plans, economic projections and anticipated future cash flow, to make such assessments. We use an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset(s) in measuring whether the asset(s) are recoverable. Measurement of the amount of impairment, if any, is based on the difference between the carrying value of the asset(s) and the estimated fair value of such asset(s). Fair value is determined through a series of standard valuation techniques.
We recorded impairment charges of $0.1 million and $1.5 million in 2015 and 2014, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. There were no impairment charges in 2013. Asset impairment charges are included in Other operating charges, net in the Statements of Consolidated (Loss) Income and are included in the Fabricated Products segment.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets' carrying amount and the fair value less costs to sell.
Available for Sale Securities. We account for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see Note 11), with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss) as a component of Stockholders' equity. Realized gains and losses from the sale of marketable debt securities, if any, are determined on a specific identification basis. Debt investment securities with an original maturity of 90 days or less are classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days are presented as Short-term investments on the Consolidated Balance Sheets. In addition to debt investment securities, we also hold assets in various investment funds managed by a third-party trust in connection with our deferred compensation program (see Note 6).
Deferred Financing Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2 and Note 3).
Goodwill and Intangible Assets. Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. We concluded there was no impairment of the carrying value of goodwill at December 31, 2015 or December 31, 2014 (see Note 4).
Conditional Asset Retirement Obligations ("CAROs"). We have CAROs at several of our Fabricated Products facilities. The vast majority of such CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of our older facilities if such facilities were to undergo major renovation or be demolished. We estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discount the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, we use probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in our consolidated financial statements (see Note 11).
Self Insurance of Employee Health and Workers' Compensation Liabilities. We self-insure the majority of the costs of employee health care benefits and workers' compensation benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

professionals. Our undiscounted workers' compensation liabilities were estimated at $23.5 million and $25.9 million at December 31, 2015 and December 31, 2014, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 1.75% at both December 31, 2015 and December 31, 2014. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.2 million and $2.9 million at December 31, 2015 and December 31, 2014, respectively.
Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 9). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated (Loss) Income. Environmental expense relating to non-operating locations is included in SG&A and R&D in the Statements of Consolidated (Loss) Income.
Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate our exposure to changes in the market price of aluminum and energy and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. From time to time, we also enter into hedging arrangements in connection with financing transactions to mitigate financial risks.
We do not utilize derivative financial instruments for trading or other speculative purposes. Our derivative activities are initiated within guidelines established by management and approved by our Board of Directors. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
We recognize derivative instruments as assets or liabilities in our Consolidated Balance Sheets and measure these instruments at fair value by "marking-to-market" all of our hedging positions at each period's end (see Note 11). Because we do not meet the documentation requirements for hedge (deferral) accounting related to aluminum and energy derivatives, unrealized and realized gains and losses associated with these hedges are reflected as a reduction or increase, respectively, in Cost of products sold - Unrealized loss (gain) on derivative instruments and unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 15). Our accounting policy for foreign currency related derivatives is discussed in "Foreign Currency Risk Management" below. See Note 10 for additional information about realized and unrealized gains and losses relating to our derivative financial instruments.
Our derivative contacts for metal, natural gas, electricity and foreign currency potentially subject us to concentrations of credit risk if a counterparty fails to perform its obligations on derivative contracts with us or fails to return cash collateral that we previously posted with the counterparty. To mitigate this risk, we only enter into hedges with major financial institutions and/or trading firms that are investment grade or better, and we diversify our hedging positions among multiple counterparties to minimize exposure to any single counterparty. Additionally, we enter into reciprocal margin arrangements whereby: (i) we deposit margin collateral with a counterparty to the extent that the net market value of our derivative positions with such counterparty is a liability to us and exceeds a specified dollar threshold or (ii) the counterparty deposits margin collateral with us to the extent that the net market value of our derivative positions with such counterparty is an asset to us and exceeds a specified dollar threshold. At both December 31, 2015 and December 31, 2014, we had no margin deposits with or from our counterparties. As a result of our efforts to manage our counterparty exposures, we believe the risk of loss is remote and, in any event, would not be material.
Additionally, our firm price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities on our Consolidated Balance Sheets. At December 31, 2015, cash collateral totaled $0.9 million. For more information about concentration risks concerning customers and suppliers, see Note 13.
Fair Value Measurements. We apply the provisions of Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and plan assets invested by certain of our employee benefit plans (see Note 11).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels and is described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including: quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.
Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, we use a "more likely than not" threshold for recognition of tax attributes that are subject to uncertainties and measure any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 5).
Net (Loss) Income per Share. Basic net (loss) income per share is computed by dividing distributed and undistributed net (loss) income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net (loss) income per share was calculated under the treasury stock method for 2015, 2014 and 2013, which in all years was more dilutive than the two-class method (see Note 12).
Leases. For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between the straight-line rent amounts and the amount payable under the lease as part of deferred rent in Other accrued liabilities or Long-term liabilities, as appropriate. Deferred rent for all periods presented was not material.
Foreign Currency. Certain of our foreign subsidiaries use the local currency as their functional currency; our assets and liabilities are translated at exchange rates in effect at the balance sheet date; and our statement of (loss) income is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. At both December 31, 2015 and December 31, 2014, the amount of translation adjustment relating to foreign subsidiaries using local currency as their functional currency was immaterial. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense).
Foreign Currency Risk Management. From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities. We report the effective portion of our cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
In order to qualify for hedge accounting treatment, derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the instrument contract. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment, the derivative instrument would continue to be carried on the balance sheet at fair value until settled and future adjustments to the derivative instrument’s fair value would be recognized in Net (loss) income immediately. If a forecasted

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment purchase was no longer probable to occur, amounts previously deferred in Accumulated other comprehensive income would be recognized immediately in Net (loss) income. See Note 10 for additional information.
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
ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), was issued in May 2015. This ASU removes the requirement to categorize within the fair value hierarchy table investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share ("NAV") or its equivalent. ASU 2015-07 requires that these investments continue to be shown in the fair value disclosure in order to allow the disclosure to reconcile to the investment amount presented in the balance sheet. An entity is required to adopt ASU 2015-07 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), was issued in August 2015. ASU 2015-14 defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities and permits early adoption on a limited basis. We expect to adopt ASU 2014-09 for the fiscal year ending December 31, 2018 and will continue to assess the impact of the adoption on our consolidated financial statements; however, based on our assessments to date, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), was issued in November 2015. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU does not, however, change the existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. We do not expect the adoption of ASU 2015-17 in the first quarter of 2016 to have a material impact on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	December 31, 2015	December 31, 2014
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$40.3	$29.5
Commercial paper	32.2	148.2
Total	$72.5	$177.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015	December 31, 2014
	(In millions of dollars)
Trade Receivables – Net
Billed trade receivables	$116.8	$128.7
Unbilled trade receivables	0.7	1.4
Trade receivables, gross	117.5	130.1
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$116.7	$129.3

Inventories
Finished products	$79.5	$73.6
Work-in-process	63.6	66.7
Raw materials	53.4	54.2
Operating supplies and repair and maintenance parts	23.1	20.2
Total	$219.6	$214.7

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 10 and 11	$1.5	$85.7
Current deferred tax assets	49.6	86.4
Prepaid insurance	1.9	2.0
Short-term restricted cash	0.3	0.3
Other	3.4	4.2
Total	$56.7	$178.6

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.9
Buildings and leasehold improvements	71.8	63.8
Machinery and equipment	549.0	509.8
Construction in progress	48.5	25.2
Property, plant and equipment – gross	692.0	621.7
Accumulated depreciation	(196.9)	(166.8)
Assets held for sale	0.3	—
Property, plant and equipment – net	$495.4	$454.9

Other Assets
Restricted cash	$10.9	$10.0
Deferred financing costs	4.5	5.9
Deferred compensation plan assets	7.3	7.3
Derivative assets – Notes 10 and 11	0.1	—
Other	—	0.1
Total	$22.8	$23.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015	December 31, 2014
	(In millions of dollars)
Other Accrued Liabilities
Current derivative liabilities – Notes 10 and 11	$14.1	$94.9
Uncleared cash disbursements	8.0	9.1
Accrued income taxes and taxes payable	3.1	5.2
Accrued annual contribution to VEBAs	19.6	13.7
Short-term environmental accrual – Note 9	1.6	2.3
Accrued interest	1.5	3.7
Short-term deferred revenue – Note 1	1.2	0.2
Other	3.6	3.7
Total	$52.7	$132.8

Long-Term Liabilities
Derivative liabilities – Notes 10 and 11	$2.1	$1.9
Income tax liabilities	0.7	2.4
Workers’ compensation accruals	21.7	21.5
Long-term environmental accrual – Note 9	17.0	17.0
Long-term asset retirement obligations	4.8	4.4
Long-term deferred revenue – Note 1	0.3	0.5
Deferred compensation liability	7.7	7.2
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 6	29.9	—
Other long-term liabilities	3.2	3.3
Total	$87.5	$58.3
3. Debt and Credit Facility
Senior Notes
In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("Senior Notes") at 100% of the principal amount. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $18.8 million for 2015, and $19.4 million each for 2014 and 2013. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 8.6% per annum, taking into account the amortization of deferred financing costs.
The Senior Notes are unsecured obligations and are guaranteed by certain of our domestic subsidiaries that own virtually all of our operating assets and through which we conduct the vast majority of our business. See Note 17 for condensed guarantor and non-guarantor financial information.
The indenture governing the Senior Notes places limitations on our and certain of our subsidiaries' ability to, among other things, incur liens, consolidate, merge or sell all or substantially all of our and certain of our subsidiaries' assets, incur or guarantee additional indebtedness, enter into transactions with affiliates and to make "restricted payments" (which are defined in the indenture to include certain loans, investments, dividend payments, share repurchases and prepayments, redemptions or repurchases of certain indebtedness). Certain types and amounts of restricted payments are allowed by various provisions of the indenture. In particular, the indenture provisions permit us to make restricted payments in any amount if, after giving effect to such restricted payments, our "consolidated total indebtedness" as a ratio of "EBITDA" (each term as defined in the indenture) is less than 2.00:1.00.
We may redeem the Senior Notes at our option in whole or part at any time on or after June 1, 2016 at a redemption price of 104.125% of the principal amount, declining to 102.0625% of the principal amount on or after June 1, 2017 and declining

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

further to 100% of the principal amount on or after June 1, 2018, in each case plus any accrued and unpaid interest. At any time prior to June 1, 2016, we may also redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest, plus a "make-whole premium."
Holders of the Senior Notes have the right to require us to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes: (i) certain ownership changes; (ii) certain recapitalizations, mergers and dispositions; (iii) certain changes in the composition of our Board of Directors; and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the proceeds of certain asset sales.
During 2015, we repurchased $27.2 million aggregate principal amount of our Senior Notes for 107.5% of the face value plus $0.8 million of accrued interest for a total net cash outflow of $30.0 million and a loss of $2.5 million recognized within Other (expense) income, net on our Statements of Consolidated (Loss) Income. As of December 31, 2015 and December 31, 2014, the aggregate principal amount of our Senior Notes outstanding was $197.8 million and $225.0 million, respectively. The fair value of the outstanding Senior Notes at December 31, 2015 and December 31, 2014 was approximately $207.3 million and $244.5 million, respectively. See Note 11 for information relating to the estimated fair value of the Senior Notes.
Cash Convertible Senior Notes
Convertible Notes. In March 2010, we issued $175.0 million principal amount of 4.5% unsecured cash convertible senior notes due April 1, 2015 ("Convertible Notes"). We accounted for the cash conversion feature of the Convertible Notes as a separate derivative instrument ("Bifurcated Conversion Feature") with the fair value on the issuance date equaling the original issuance discount for purposes of accounting for the debt component of the Convertible Notes. The effective interest rate for the term of the Convertible Notes was approximately 11%, taking into account the amortization of the original issuance discount and deferred financing costs. At December 31, 2014, the carrying amount of the Convertible Notes, net of $2.5 million of unamortized issuance discount, was $172.5 million.
The following table provides additional information regarding the Convertible Notes (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Contractual coupon interest	$2.0	$7.9	$7.9
Amortization of discount	2.4	9.1	8.2
Amortization of deferred financing costs	0.3	1.1	1.2
Total interest expense[1]	$4.7	$18.1	$17.3
_______________

1.	A portion of the interest relating to the Convertible Notes was capitalized as construction in progress.
We settled the Convertible Notes in cash on April 1, 2015. The conversion value of 154.261% of par was determined over a period of 50 consecutive trading days that ended on March 27, 2015, resulting in a total settlement amount of $273.8 million, comprised of a final coupon payment of $3.9 million, principal of $175.0 million and conversion premium of $94.9 million.
Hedge Transactions. In connection with the issuance of our Convertible Notes, we purchased cash-settled call options ("Option Assets") relating to shares of our common stock that settled contemporaneously with the Convertible Notes. The Option Assets' settlement proceeds of $94.9 million equaled the Convertible Notes' conversion premium. Accordingly, the net cash outflow to settle our Convertible Notes and Option Assets on April 1, 2015 was $178.9 million.
Contemporaneous with the issuance of the Convertible Notes and our purchase of the Option Assets, we sold net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional shares of our common stock. During the Warrant settlement period from July 1, 2015 through December 18, 2015, we issued 1,015,185 shares of our common stock in connection with the Warrants according to the formula discussed in Note 12. In addition, we paid a de minimis amount in cash to the holders for fractional shares at the end of the settlement period. See Note 12 for additional information relating to the settlement of our Warrants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") was amended and extended on December 1, 2015, with the term being extended from September 2016 to December 2020 and the commitment under the facility remaining unchanged at $300.0 million. Co-borrowers under the facility are the Company and four of our wholly-owned domestic operating subsidiaries: Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC.
The Revolving Credit Facility is secured by a first priority lien on substantially all of our accounts receivable, inventory and certain other of our related assets and proceeds and our domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 million and a borrowing base comprised of: (i) 85% of eligible accounts receivable; (ii) the lesser of (a) 75% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent; and (iii) certain eligible machinery and equipment supporting up to $60.0 million of borrowing availability, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $20.0 million of availability under the Revolving Credit Facility may be utilized for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $400.0 million.
We had $288.1 million of borrowing availability under the Revolving Credit Facility at December 31, 2015, based on the borrowing base determination then in effect. At December 31, 2015, there were no borrowings under the Revolving Credit Facility and $7.3 million was used to support outstanding letters of credit, leaving $280.8 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 3.75% at December 31, 2015.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on our ability and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, enter into sale and leaseback transactions, make investments, undertake transactions with affiliates, prepay certain debt, pay dividends and repurchase shares. We are allowed to prepay debt, pay dividends and repurchase shares in any amount if, after giving effect to such payment, $52.5 million or more would be available for us to borrow under the Revolving Credit Facility, or if after giving effect to such payment, $45.0 million or more would be available to us to borrow under the Revolving Credit Facility and we maintain a fixed charge coverage ratio at or above 1.15:1.0. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.0:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0 million.
4. Goodwill and Intangible Assets
Our accounting policy is to perform an annual goodwill impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable. As of December 31, 2015, we performed a quantitative impairment test and determined that no impairment of our goodwill and intangible assets was required.
Goodwill. We had goodwill of $37.2 million at both December 31, 2015 and December 31, 2014. Such goodwill is related to our acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Intangible Assets. In 2015 and 2014, our identifiable intangible assets were related to customer relationships. The original cost of these customer relationships was $38.5 million and accumulated amortization and net book value were $8.0 million and $30.5 million, respectively, at December 31, 2015, and $6.4 million and $32.1 million, respectively, at December 31, 2014.
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $1.6 million for both 2015 and 2014 and $1.7 million for 2013. The expected amortization of intangible assets for each of the next five calendar years is $1.6 million and $22.5 million for years thereafter.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Tax Matters
Tax Benefit (Provision). (Loss) income before income taxes by geographic area was as follows (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(373.6)	$102.1	$138.9
Foreign	1.8	5.0	4.3
(Loss) income before income taxes	$(371.8)	$107.1	$143.2
Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
Income tax benefit (provision) consisted of (in millions of dollars):

	Federal	Foreign	State	Total
2015
Current	$0.7	$2.1	$0.4	$3.2
Deferred	93.2	(1.2)	1.8	$93.8
Benefit applied to increase Additional paid in capital/ Other comprehensive income	33.5	0.4	4.3	$38.2
Income tax benefit	$127.4	$1.3	$6.5	$135.2
2014
Current	$(1.0)	$1.0	$(0.6)	$(0.6)
Deferred	6.4	0.3	5.1	$11.8
Expense applied to decrease Additional paid in capital/Other comprehensive income	(41.6)	(0.5)	(4.4)	$(46.5)
Income tax (provision) benefit	$(36.2)	$0.8	$0.1	$(35.3)
2013
Current	$1.1	$16.2	$(0.2)	$17.1
Deferred	(49.7)	(0.5)	(6.7)	$(56.9)
Benefit (expense) applied to increase (decrease) Additional paid in capital/ Other comprehensive income	1.3	(0.1)	0.2	$1.4
Income tax (provision) benefit	$(47.3)	$15.6	$(6.7)	$(38.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the benefit from (provision for) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before income taxes is as follows (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Amount of federal income tax benefit (provision) based on the statutory rate	$130.1	$(37.5)	$(50.1)
(Increase) decrease in federal valuation allowances	(0.6)	—	0.1
Non-deductible compensation expense	(0.2)	(0.1)	(0.3)
Non-deductible expense	(0.3)	(0.3)	(0.9)
State income tax benefit (provision), net of federal benefit [1]	4.2	—	(4.4)
Foreign income tax benefit	0.1	0.3	—
Expiration of statute of limitations	1.7	2.3	4.6
Settlement with taxing authorities	—	—	4.4
Advance pricing agreement	(0.2)	—	2.9
Competent Authority settlement	0.4	—	5.3
Income tax benefit (provision)	$135.2	$(35.3)	$(38.4)
___________________________

1.
The State income tax benefit was $10.3 million in 2015, but was offset by a $3.1 million increase due to state tax rate and state law changes enacted during the current year and a $3.0 million increase relating to the expiration of certain current and future state net operating losses. State income taxes were $2.3 million in 2014, but were offset by a $1.6 million decrease due to lower tax rates in various states and a $0.7 million in the valuation allowance relating to certain state net operating losses. State income taxes of $4.4 million in 2013 included a $1.2 million increase in the valuation allowance relating to certain unused state net operating losses expected to expire.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our net deferred income tax assets were as follows (in millions of dollars):

	Year Ended December 31,
	2015	2014
Deferred income tax assets:
Loss and credit carryforwards	$255.7	$275.4
VEBAs (see Note 6)	25.9	5.1
Other assets	38.7	37.8
Inventories	—	18.7
Valuation allowances	(21.2)	(19.2)
Total deferred income tax assets	299.1	317.8
Deferred income tax liabilities:
Property, plant and equipment	(79.6)	(74.1)
VEBAs (see Note 6)	—	(120.6)
Inventories	(9.4)	(6.7)
Total deferred income tax liabilities	(89.0)	(201.4)
Net deferred income tax assets [1]	$210.1	$116.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________________________

1.
Of the total net deferred income tax assets of $210.1 million, $49.6 million was included in Prepaid expenses and other current assets, $162.6 million was presented as Deferred tax assets, net and $2.1 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2015. Of the total net deferred income tax assets of $116.4 million, $86.4 million was included in Prepaid expenses and other current assets and $30.9 million was presented as Deferred tax assets, net and $0.9 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2014.

Tax Attributes. At December 31, 2015, we had $564.4 million of net operating loss ("NOL") carryforwards available to reduce future cash payments for income taxes in the United States. Of the $564.4 million of NOL carryforwards at December 31, 2015, $1.7 million represents excess tax benefits related to the vesting of employee restricted stock, which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. We also had $29.5 million of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
To preserve the NOL carryforwards available to us, our certificate of incorporation includes certain restrictions on the transfer of our common stock. These transfer restrictions will expire in accordance with their terms on July 6, 2016.
In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The increase (decrease) in the valuation allowance was $2.0 million, $(0.7) million and $1.2 million in 2015, 2014 and 2013, respectively.
The increase in the valuation allowance in 2015 was primarily due to unutilized state NOL carryforwards and Federal Separate Return Limitation Year (SRLY) losses that were expected to expire. The decrease in the valuation allowance for 2014 was primarily due to the projected utilization of state NOL carryforwards. The increase in the valuation allowance in 2013 was primarily due to unutilized state NOL carryforwards that were expected to expire.
Other. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.
Our tax returns for certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
We have gross unrecognized benefits relating to uncertain tax positions. A reconciliation of changes in the gross unrecognized tax benefits is as follows (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at beginning of period	$2.2	$3.8	$15.7
Gross increases for tax positions of prior years	0.1	—	—
Gross decreases for tax positions of prior years	—	—	(7.6)
Gross decrease for tax positions relating to lapse of a statute of limitation	(0.6)	(1.4)	(3.3)
Foreign currency translation	—	(0.2)	(1.0)
Gross unrecognized tax benefits at end of period	$1.7	$2.2	$3.8
If and when the $1.7 million, $2.2 million and $3.8 million of gross unrecognized tax benefits at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, are recognized, $0.6 million, $1.1 million and $2.7 million will be reflected, respectively, in our income tax provision and thus affect the effective tax rate in future periods.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in gross unrecognized tax benefits during 2015 was due to the expiration of statutes. The change during 2014 was due to the expiration of statutes and foreign currency fluctuations. The change during 2013 was primarily due to the expiration of statutes, settlements with taxing authorities, foreign currency fluctuations and change in tax positions.
In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.2 million and $1.4 million accrued for interest and penalties at December 31, 2015 and December 31, 2014, respectively. Of these amounts, none were recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014. We recognized a decrease in interest and penalty of $1.2 million, $0.9 million and $5.2 million in our tax provision in 2015, 2014 and 2013, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, we incurred a foreign currency translation adjustment. During 2015, 2014 and 2013, the foreign currency impact on such liabilities resulted in $0.1 million, $0.3 million and $0.7 million currency translation adjustments, respectively, which increased Other comprehensive income.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
6. Employee Benefits
Employee Plans. Employee benefit plans include:

•
A defined contribution 401(k) savings plan for hourly bargaining unit employees at nine of our production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, we are required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, we are required to match certain employee contributions. For active bargaining unit employees at three of these production facilities, we are required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at two remaining production facilities, we are not required to make any contributions. Fixed rate contributions either: (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age, or (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004 or is a fixed 2% annual contribution for employees hired on or after January 1, 2004. We contributed $1.9 million to such plans during 2015.

•
A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service to employees hired prior to January 1, 2004. All new hires on or after January 1, 2004 receive a fixed 2% contribution annually. We contributed $6.7 million to such plans during 2015.

•
A defined benefit plan for salaried employees at our London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2015, approximately 59% of the plan assets were invested in equity securities and 37% of plan assets were invested in fixed income securities. The remaining plan assets were invested in short-term securities. Our investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 66% in equity securities, 30% in fixed income securities and the remaining assets in short-term securities. See Note 11 for additional information regarding the fair values of the Canadian pension plan assets.

•
A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986 (the "Code"). Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of our general creditors and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included in Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included in Long-term liabilities on the Consolidated Balance Sheets (see Note 2).

•
An employment agreement with our chief executive officer extending through December 31, 2018. We also provide certain members of senior management, including each of our named executive officers, with benefits related to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the executive officer with good reason.
VEBA Postretirement Obligations. Certain eligible retirees receive certain healthcare related benefits through participation in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the "Union VEBA") or a VEBA that provides healthcare related benefits for certain other retirees and their spouse and eligible dependents (the "Salaried VEBA" and, together with the Union VEBA, the "VEBAs"). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees, two of which are appointed by us and two of which are appointed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"). The Salaried VEBA is managed by trustees who are independent of us. The VEBAs' assets are managed by independent fiduciaries appointed by the VEBAs' trustees.
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution. The formula determining the annual variable contribution amount is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0 million. Such payments may not exceed $20.0 million annually and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. The variable cash contribution obligation to the Union VEBA will terminate in September 2017, while the obligation to the Salaried VEBA has no express termination date. As of December 31, 2015, we determined that the variable contribution for 2015 was $19.6 million (comprised of $16.8 million to the Union VEBA and $2.8 million to the Salaried VEBA). These amounts will be paid during the first quarter of 2016. The variable contribution relating to 2014 in the amount of $13.7 million was paid in 2015.
We have no claim to the assets of the VEBAs nor do we have any obligation to fund their liabilities. The VEBA plan designs and benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside our control. Nevertheless, we have historically accounted for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions from us and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, we have historically accounted for net periodic postretirement benefit costs (income) in accordance with ASC Topic 715, Compensation – Retirement Benefits, and recorded any difference between the assets of each VEBA and our accumulated postretirement benefit obligation in our consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis.
Under this accounting treatment, the funding status of each of the VEBAs could result in a liability or asset position on our Consolidated Balance Sheets. Such liability or asset has no impact on our cash flow or liquidity. Only our obligation to make an annual variable cash contribution can have a material impact to our cash flow or liquidity.
In January 2015, members of the USW at our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities ratified a new five-year collective bargaining agreement. The collective bargaining agreement did not extend our obligation to make annual variable contributions to the Union VEBA. As a result of our obligation to make annual variable contributions to the Union VEBA expiring for any period after September 2017, we no longer account for the Union VEBA as a defined benefit plan and have removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheets as of January 1, 2015. As of December 31, 2015, the estimated liability for the remaining variable cash contributions through September 2017 of $46.7 million in the aggregate was recorded in Other accrued liabilities and Long-term liabilities (see Note 2) of which $16.8 million was related to 2015 and will be paid in the first quarter of 2016, as noted above. The remaining $29.9 million is an estimate of the amounts due for 2016 (to be paid in 2017) and 2017 (to be paid in 2018). The final amount is subject to change until the close of each respective calendar year. The estimated liability for the remaining variable cash contributions will be adjusted quarterly based on our most current projections of cash flow (as defined) with the changes reflected in our Operating (loss) income.
The projected benefit obligation and fair value of the plan assets of the Union VEBA as of December 31, 2014 were $391.5 million and $731.6 million, respectively. As a result of the termination of defined benefit plan accounting for the Union VEBA, the projected benefit obligation and fair value of the plan assets were removed from our consolidated financial statements, resulting in a predominantly non-cash loss of $306.9 million, net of a $186.5 million tax benefit, during 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key Assumptions. The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to our Canadian pension plan and the VEBAs. We use a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of the periods presented were as follows:

	Canadian Pension Plan		VEBAs
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
			Salaried VEBA	Union VEBA	Salaried VEBA
Discount rate	4.10%	4.00%	3.90%	3.80%	3.60%
Rate of compensation increase	3.00%	3.00%	—	—	—
Initial medical trend rate [1]	—	—	—	7.00%	—
Ultimate medical trend rate [1]	—	—	—	5.00%	—
_____________________

1.
The medical trend rate assumptions used for the Union VEBA at December 31, 2014 were provided by the Union VEBA and certain industry data were provided by our actuaries. The trend rate was assumed to decline to 5% by 2019.

Key assumptions made in computing the net asset/obligation of each VEBA and in total include:
With respect to VEBA assets:

•
Based on the information received from the Salaried VEBA at December 31, 2015 and the VEBAs at December 31, 2014, both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by an independent fiduciary selected by the applicable VEBA's trustees and are not under our control.

•	Our variable payment, if any, is treated as a funding/contribution policy and not counted as a VEBA asset at December 31 for actuarial purposes.
With respect to VEBA obligations:

•
The accumulated postretirement benefit obligation ("APBO") for each VEBA was computed based on the level of benefits being provided by it at December 31, 2015 for the Salaried VEBA and December 31, 2014 for the VEBAs.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2015 and December 31, 2014, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Canadian Pension Plan			VEBAs
	2015	2014	2013	2015	2014		2013
				Salaried VEBA	Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Discount rate	4.00%	4.90%	4.40%	3.60%	4.70%	4.20%	4.00%	3.40%
Expected long-term return on plan assets[1]	5.10%	4.75%	4.50%	7.75%	6.75%	7.75%	6.25%	7.25%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—	—	—
Initial medical trend rate[2]	—	—	—	—	7.50%	—	8.00%	—
Ultimate medical trend rate[2]	—	—	—	—	5.00%	—	5.00%	—

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________

1.	The expected long-term rate of return assumption is based on the targeted investment portfolios provided to us by the VEBAs’ trustees.

2.	The medical trend rate was assumed to decline to 5% by 2019 for each of 2014 and 2013.
Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our Canadian pension and the VEBAs as of December 31, 2015 and December 31, 2014 and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Canadian Pension Plan		VEBAs
	2015	2014	2015	2014
Change in benefit obligation:
Obligation at beginning of year	$7.0	$6.6	$470.9	$374.7
Removal of Union VEBA	—	—	(391.5)	—
Foreign currency translation adjustment	(1.0)	(0.5)	—	—
Service cost	0.2	0.2	—	2.2
Interest cost	0.2	0.3	2.7	16.7
Prior service cost[1]	—	—	13.2	90.4
Actuarial loss (gain)[2]	(0.1)	0.7	(11.2)	10.2
Benefits paid by Company	(0.2)	(0.3)	—	—
Benefits paid by VEBAs	—	—	(6.2)	(24.7)
Reimbursement from retiree drug subsidy[3]	—	—	—	1.4
Obligation at end of year	6.1	7.0	77.9	470.9

Change in plan assets:
Fair market value of plan assets at beginning of year	6.3	6.2	793.8	780.7
Removal of Union VEBA[4]	—	—	(778.3)	—
Foreign currency translation adjustment	(1.0)	(0.5)	—	—
Actual return on assets	0.3	0.6	0.1	22.7
Employer/Company contributions[4,5]	0.3	0.3	49.5	13.7
Benefits paid by Company	(0.2)	(0.3)	—	—
Benefits paid by VEBAs	—	—	(6.2)	(24.7)
Reimbursement from retiree drug subsidy[3]	—	—	—	1.4
Fair market value of plan assets at end of year	5.7	6.3	58.9	793.8
Net funded status[6]	$(0.4)	$(0.7)	$(19.0)	$322.9
_____________________________

1.
The prior service cost relating to the Salaried VEBA in 2015 was primarily comprised of a $13.2 million loss due to an increase in the annual healthcare reimbursement benefit starting in 2016 for plan participants.

The prior service cost relating to the VEBAs in 2014 was primarily comprised of: (i) a $60.5 million loss due to an increase in the healthcare premium reimbursement benefit in the Union VEBA; (ii) a $15.9 million loss resulting from the addition of a new death benefit starting in 2015 for plan participants in the Union VEBA; and (iii) a $14.0 million loss due to an increase in the annual healthcare reimbursement benefit starting in 2015 for plan participants in the Salaried VEBA.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
The actuarial gain relating to the Salaried VEBA in 2015 was primarily comprised of: (i) a $5.5 million gain due to projected lower benefit utilization; (ii) a $2.0 million gain due primarily to reductions in the discount rates; and (iii) a $3.7 million gain due primarily to updated actuarial mortality rates.

The actuarial gain relating to the VEBAs in 2014 was primarily comprised of: (i) a gain of $53.6 million due to projected lower benefit utilization; (ii) a gain of $18.0 million due to projected lower drug claim cost in the future because of lower than expected drug claim costs in 2014 in the Union VEBA; (iii) a gain of $0.4 million due primarily to a reduction in administrative cost in the Union VEBA. The actuarial gain relating to the VEBAs in 2014 was partially offset by: (i) a loss of $45.0 million due primarily to reductions in the discount rates; and (ii) a loss of $37.2 million due primarily to updated actuarial mortality rates in both VEBAs.

3.
The Union VEBA was eligible for the retiree drug subsidy of the Medicare Modernization Act that went into effect January 1, 2006. As a result, we measured the Union VEBA’s obligations and costs for the year ended December 31, 2014 to take into account this subsidy.

4.
Removal of Union VEBA and Employer/Company contributions each include $46.7 million of accrued variable cash contribution, of which: (i) $16.8 million relates to the Union VEBA for the 2015 year, which will be paid during the first quarter of 2016 and (ii) $29.9 million relates to the estimated accrual for the Union VEBA with respect to the variable contributions for 2016 and 2017.

5.
In addition to the $46.7 million discussed above, Employer/Company contributions included $2.8 million of accrued variable cash contribution related to the Salaried VEBA for the 2015 year, which will be paid during the first quarter of 2016. For the calendar year 2014, we accrued a total (Union and Salaried) liability for a variable cash contribution of $13.7 million, which was paid in the first quarter of 2015.

6.
Net funded status of $19.0 million relating to the Salaried VEBA at December 31, 2015 was presented as Net liabilities of Salaried VEBA on the Consolidated Balance Sheet. Net funded status of $322.9 million at December 31, 2014 was comprised of $340.1 million presented as Net assets of Union VEBA on the Consolidated Balance Sheet, offset by $17.2 million presented as Net liabilities of Salaried VEBA.

The following table presents the net assets (liabilities) of each VEBA as of the periods presented. Such information is also included in the tables required under GAAP above which roll forward the assets and obligations (in millions of dollars):

	Salaried VEBA		Union VEBA
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Accumulated plan benefit obligation	$(77.9)	$(79.4)	$—	$(391.5)
Plan assets	58.9	62.2	—	731.6
Net funded status	$(19.0)	$(17.2)	$—	$340.1
The accumulated benefit obligation for the Canadian defined benefit pension plan was $5.4 million and $6.2 million at December 31, 2015 and December 31, 2014, respectively. We expect to contribute $0.3 million to the Canadian pension plan in 2016.
As of December 31, 2015, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows (in millions of dollars):

	Benefit Payments Due by Period
	2016	2017	2018	2019	2020	2020-2023
Canadian pension plan benefit payments	$0.2	$0.2	$0.2	$0.3	$0.3	$1.6
Salaried VEBA benefit payments[1]	7.6	7.3	7.0	6.7	6.4	27.2
Total net benefits	$7.8	$7.5	$7.2	$7.0	$6.7	$28.8
__________________________________

1.	Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of loss which is recognized in the Consolidated Balance Sheets (in Accumulated other comprehensive loss) associated with our Canadian defined benefit pension plan and the VEBAs (before tax) that have not yet been reflected in net periodic benefit cost (income) were as follows for the years ended December 31 (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA		Union VEBA
	2015	2014	2015	2014	2015	2014
Accumulated net actuarial (loss) gain	$(1.0)	$(1.9)	$(13.6)	$(21.5)	$—	$65.1
Transition assets	0.1	0.2	—	—	—	—
Prior service cost	—	—	(35.9)	(25.7)	—	(171.7)
Loss recognized in Accumulated other comprehensive loss	$(0.9)	$(1.7)	$(49.5)	$(47.2)	$—	$(106.6)
The amount in Accumulated other comprehensive loss that has not yet been recognized as a component of net periodic postretirement benefit cost (income) at December 31, 2015 that is expected to be recognized in 2016 is $4.5 million for the Salaried VEBA. For the Canadian pension plan, such amounts were nominal at December 31, 2015. Of the $4.5 million relating to the Salaried VEBA, $4.0 million is related to amortization of prior service cost and $0.5 million is related to amortization of net actuarial gain (loss). See the Statement of Comprehensive (Loss) Income for reclassification adjustments of other comprehensive income (loss) that were recognized as components of net periodic benefit cost (income) for 2015, 2014 and 2013.
Fair Value of Plan Assets. See Note 11 for the fair values of the assets of the Canadian pension plan and the VEBAs.
Components of Net Periodic Benefit Cost (Income). Our results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The following table presents the components of net periodic benefit cost (income) for the years ended December 31 (in millions of dollars):

	Canadian Pension Plan			VEBAs
	2015	2014	2013	2015	2014	2013
Service cost[1]	$0.3	$0.2	$0.3	$—	$2.2	$2.5
Interest cost	0.3	0.3	0.3	2.7	16.7	14.6
Expected return on plan assets	(0.3)	(0.3)	(0.3)	(4.3)	(51.4)	(45.1)
Amortization of prior service cost[2]	—	—	—	3.0	10.6	4.2
Amortization of net actuarial loss (gain)	0.1	0.1	0.2	1.0	(1.8)	1.3
Net periodic benefit cost (income)	0.4	0.3	0.5	2.4	(23.7)	(22.5)
__________________________

1.	The service cost related to the Salaried VEBA was insignificant for all periods presented.

2.	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the total charges (income) related to all benefit plans for the periods presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Included within Fabricated Products:
Canadian pension plan	$0.4	$0.3	$0.5
Deferred compensation plan	0.1	0.2	0.3
Defined contribution plans	7.8	7.3	7.2
Total Fabricated Products[1]	$8.3	$7.8	$8.0

Included within All Other:
Net periodic postretirement benefit cost (income) relating to VEBAs	2.4	(23.7)	(22.5)
Loss on removal of Union VEBA net assets	493.4	—	—
Deferred compensation plan	0.3	0.7	0.9
Defined contribution plans	0.8	0.8	0.7
Total All Other[2]	$496.9	$(22.2)	$(20.9)

Total	$505.2	$(14.4)	$(12.9)
___________________________

1.
Substantially all of the Fabricated Products segment’s charges related to employee benefits were in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in SG&A and R&D.

2.
Charges (income) related to VEBAs is included within the Statements of Consolidated (Loss) Income as Net periodic postretirement benefit cost (income) relating to VEBAs with the remaining balance in SG&A and R&D.

7. Multiemployer Pension Plans
Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2015, approximately 53% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $3.0 million to $5.0 million per year through 2016.
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

•
If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our participation in multiemployer pension plans for the year ended December 31, 2015 is outlined in the table below:

Pension Fund	Employer Identification Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented in 2015[2]	Contributions of the Company			Surcharge Imposed in 2015	Expiration Date of Collective-Bargaining Agreement
					2015	2014	2013
		2015	2014		(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	236648508	Green	Green	No	$3.5	$3.1	$2.9	No	Mar 2017	-	Sep 2020
Other Funds[4]					0.9	0.9	0.9
					$4.4	$4.0	$3.8
________________

1.
The most recent Pension Protection Act zone status available in 2015 and 2014 for the Steelworkers Pension Trust is for the plan's year-end at December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded.

2.
The "FIP/RP Status Pending/Implemented" column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

3.
We are party to three USW collective bargaining agreements that require contributions to the Steelworkers Pension Trust. As of December 31, 2015, USW collective bargaining agreements covering employees at the Newark and Trentwood facilities covered 85% of our USW-represented employees and expires in September 2020. Our monthly contributions per hour worked by each bargaining unit employee at the Newark and Trentwood facilities are (in whole dollars) $1.50 and will increase to $1.75 in 2019. The union contracts covering employees at the Richmond, Virginia facility and Florence, Alabama facility cover 10% and 5% of our USW-represented employees, respectively, and expire in November 2017 and March 2017, respectively.

4.	Other Funds consists of plans that are not individually significant.
We were not listed in any of the plans' Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2015, Forms 5500 were not available for the plan years ending in 2015. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total costs relating to STI Plans were recorded as follows for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Cost of products sold, excluding depreciation and amortization and other items	$4.7	$4.7	$4.6
SG&A and R&D	9.3	8.0	11.1
Total costs recorded in connection with STI Plans	$14.0	$12.7	$15.7
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Fabricated Products	$10.2	$9.6	$11.2
All Other	3.8	3.1	4.5
Total costs recorded in connection with STI Plans	$14.0	$12.7	$15.7
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016 and no grants will be made thereunder after that date. Our Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2015, 709,362 common shares were available for additional awards under the Equity Incentive Plan.
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
In addition to non-vested common shares and restricted stock units, we grant performance shares to executive officers and other key employees. Each performance share that becomes vested entitles the recipient to receive one common share. Performance shares granted prior to 2014 ("EVA-Based Performance Shares") are subject to performance conditions pertaining to our EVA performance, measured over specified three-year performance periods. The number of EVA-Based Performance Shares that will ultimately vest and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the average annual EVA achieved for the specified three-year performance period. Performance shares granted beginning in 2014 ("TSR-Based Performance Shares") are subject to performance conditions pertaining to our total shareholder return ("TSR") over a three-year performance period compared to the TSR of a specified group of peer companies. The number of TSR-Based Performance Shares that will ultimately vest under both the 2014-2016 and 2015-2017 LTI Programs and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the percentile ranking of our TSR compared to the group of peer companies.
During the first quarter of 2015, a portion of the EVA-Based Performance Shares granted under the 2012-2014 LTI Program vested (see "Summary of Activity" below). The vesting of performance shares resulting in the issuance and delivery of common shares, if any, under the 2013-2015, 2014-2016 and 2015-2017 LTI Programs will occur in 2016, 2017 and 2018, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Non-vested common shares and restricted stock units	$4.4	$3.9	$4.3
EVA-Based Performance Shares	0.9	1.0	2.3
TSR-Based Performance Shares	4.0	1.9	—
Total non-cash compensation expense	$9.3	$6.8	$6.6
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Fabricated Products	$3.5	$3.2	$2.2
All Other	5.8	3.6	4.4
Total non-cash compensation expense	$9.3	$6.8	$6.6
Recognized tax benefits relating to non-cash compensation expense were $3.5 million, $2.5 million and $2.4 million for 2015, 2014 and 2013, respectively.
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of December 31, 2015:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$5.8	1.9
EVA-Based Performance Shares	$0.3	0.2
TSR-Based Performance Shares	$7.5	1.9
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares and TSR-Based Performance Shares for the year ended December 31, 2015 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014	158,770	$59.88	5,357	$59.71	353,576	$50.35	150,223	$83.18
Granted [1]	62,285	72.09	2,325	69.83	—	—	150,424	95.68
Vested	(63,515)	53.68	(2,161)	52.91	(49,945)	44.81	—	—
Forfeited [1]	(987)	66.93	—	—	(1,212)	57.54	(770)	89.12
Canceled [1]	—	—	—	—	(147,314)	44.59	—	—
Outstanding at December 31, 2015	156,553	$67.20	5,521	$66.64	155,105	$57.76	299,877	$89.43

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________

1.
For EVA-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout.

The total grant-date fair value for shares granted was $11.8 million in 2015 and $14.8 million in both 2014 and 2013. The total grant-date fair value for shares that vested during 2015, 2014 and 2013 was $5.8 million, $5.5 million and $5.1 million, respectively. The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Year Ended December 31,
	2015	2014	2013
Non-vested common shares	$72.09	$66.42	$58.65
Restricted stock units	$69.83	$67.42	$57.70
EVA-Based Performance Shares	$—	$—	$57.75
TSR-Based Performance Shares	$95.68	$83.18	$—
Stock Options. We have fully-vested stock options that were granted in 2007. There were 16,645 fully-vested options outstanding as of both December 31, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 1.25 and 2.25 years, respectively. The average fair value of the options granted was $39.90. During 2015, no options were granted, exercised or forfeited and no options had expired.
Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in Net (loss) income as a period expense. During each of the periods ending December 31, 2015, 2014 and 2013, we recorded $0.2 million relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2015, 2014 and 2013, 37,009, 33,696 and 40,075 commons shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
9. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 10).
Rental expenses were $8.2 million, $7.4 million and $7.5 million for 2015, 2014 and 2013, respectively. There are renewal options in various operating leases subject to certain terms and conditions. Minimum rental commitments under operating leases at December 31, 2015 were as follows (in millions of dollars):

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021 and Thereafter
Minimum rental commitments	$6.2	$5.1	$4.1	$3.9	$2.2	$25.8
Our purchase obligations at December 31, 2015 consisted of: (i) various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in 2016 at a price to be determined at the time of purchase based primarily on the underlying metal price at that time; (ii) energy contracts requiring us to purchase minimum quantities of energy in future years at a fixed price; and (iii) cash commitments for future equipment purchases. Amounts to be purchased in 2016 under the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable priced metal contracts totaled $140.6 million and are included in the table below based on minimum quantities at the metal price as of December 31, 2015. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different. All remaining amounts in the table below relate to the fixed price electricity contracts discussed above. The total amounts due under purchase obligations as of December 31, 2015 were as follows (in millions of dollars):

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021 and Thereafter
Raw materials	$179.3	$—	$—	$—	$—	$—
Energy	10.3	9.5	5.6	0.6	0.6	1.5
Capital equipment	5.2	0.1	—	—	—	—
Total purchase obligations	$194.8	$9.6	$5.6	$0.6	$0.6	$1.5
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
The following table presents the changes in such accruals, which are primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$19.3	$22.8	$21.7
Additional accruals	1.3	0.8	4.5
Less expenditures	(2.0)	(4.3)	(3.4)
Ending balance	$18.6	$19.3	$22.8
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Trentwood facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014 and receiving approval from Washington State Ecology. Also in cooperation with Washington State Ecology, we began construction of a pilot test facility to implement the treatability study and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. As pilot testing has only begun and the success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method become available.
During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark facility related to historical on-site waste disposal. During 2014 and 2015, we completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As work continues and progresses to a final risk assessment and feasibility study, we will establish and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 to 18 months.
At December 31, 2015, our environmental accrual of $18.6 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formally owned by us. In

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
Other Contingencies. We are party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with past and current operations. We evaluate such matters on a case-by-case basis and our policy is to vigorously contest any such claims we believe are without merit. We accrue for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, we review and adjust these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, we believe that we have sufficiently accrued for such matters and that the ultimate resolution of pending matters will not have a material impact on our consolidated financial position, operating results, or liquidity.
10. Derivative Financial Instruments and Related Hedging Programs
Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e. cash) exposure resulting from: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to our foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency.
Our derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of our chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer and vice president of commodity risk management and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to our Board of Directors on the scope of its activities.
Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. During 2015, we entered into forward contracts designated as cash flow hedges to purchase euros. As of December 31, 2015, we had open contracts with maturity dates between one month and 12 months related to these foreign currency forward contracts. The notional amounts of these foreign currency forward contracts totaled 4.7 million euros at December 31, 2015 with an average contract exchange rate of 1.15 euro to US dollar. The effective portion of the fair value on these instruments is recorded within Other comprehensive (loss) income and is reclassified into the Statements of Consolidated (Loss) Income on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into Net (loss) income during 2015 and anticipate no such reclassifications for the next 12 months. For 2015, we recorded an unrealized loss of $0.3 million on the effective portions of our designated foreign currency cash flow hedges, resulting in an ending balance in Accumulated other comprehensive loss related to the cash flow hedges of $0.3 million at December 31, 2015. We incurred no ineffectiveness on these hedges during 2015. There were no forward contracts designated as cash flow hedges as of December 31, 2014.
Non-Designated Hedges of Operational Risks. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aluminum on a floating price basis, the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create metal price risk for us. We use third-party hedging instruments to limit exposure to metal price risk related to the metal pass through lag on some of our products and firm-price customer sales contracts. See Note 11 for additional information regarding our material derivative positions relating to hedges of operational risk and their respective fair values.
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position at December 31, 2015 was $14.6 million, and we had no collateral posted as of that date.
We regularly review the creditworthiness of our derivative counterparties and do not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
Hedges Relating to the Convertible Notes
As described in Note 3, in 2010 we issued $175.0 million principal amount of Convertible Notes due on April 1, 2015, which could only be settled in cash, and we purchased Option Assets that settled at the same time as the Convertible Notes to hedge their cash conversion feature. We accounted for the Option Assets as derivative instruments (assets) and the Bifurcated Conversion Feature of the Convertible Notes as a derivative liability, separate from the Convertible Notes. Upon settlement, the Option Assets' proceeds of $94.9 million equaled and offset the cash conversion premium, represented by the Bifurcated Conversion Feature, that we paid on the Convertible Notes. See Note 11 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Option Assets.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Included in Other Comprehensive (Loss) Income:
Unrealized (loss):
Foreign Currency	$(0.3)	$—	$—
Included in Statement of Consolidated (Loss) Income:
Realized (loss) gain[1]:
Aluminum	(27.3)	6.9	(5.5)
Natural Gas	(5.4)	1.0	(1.8)
Electricity	(1.9)	(0.1)	0.8
Total realized (loss) gain:	$(34.6)	$7.8	$(6.5)
Unrealized (loss) gain[2]:
Non-designated hedges of operational risk:
Aluminum	$(4.6)	$(2.6)	$(3.1)
Natural Gas	(0.5)	(6.0)	2.6
Electricity	1.7	(1.8)	1.1
Foreign Currency	—	—	0.1
Total non-designated hedges of operational risk	(3.4)	(10.4)	0.7
Option Assets relating to the Convertible Notes[3]	—	5.2	24.2
Bifurcated Conversion Feature of the Convertible Notes	—	(1.6)	(21.0)
Total unrealized (loss) gain	$(3.4)	$(6.8)	$3.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________

1.	Realized (loss) gain on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

2.	Unrealized (loss) gain on hedges of operational risk are recorded within Unrealized loss (gain) on derivative instruments.

3.	Unrealized (loss) gain on financial derivatives are recorded within Other (expense) income, net.
The following table summarizes our material derivative positions at December 31, 2015:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Call option purchase contracts	1/16 through 6/16	4.7
Fixed price purchase contracts	1/16 through 12/17	132.9
Fixed price sales contracts	1/16 through 10/16	3.0
Midwest premium swap contracts[1]	1/16 through 12/17	84.9

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/16 through 12/18	7,000,000

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	3/16 through 12/16	4,699,750
_________________________

1.	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

2.
As of December 31, 2015, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 73%, 72% and 59% of the expected natural gas purchases for 2016, 2017 and 2018, respectively.

As of December 31, 2015, our Mid-C International Commodity Exchange-based electricity hedge positions had all settled. Physical delivery commitments with energy companies are in place to cover exposure to fluctuations in prices for approximately 55% of the expected electricity purchases for both 2016 and 2017.
We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present offsetting information regarding our derivatives by type of counterparty as of December 31, 2015 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$1.3	$—	$1.3	$1.3	$—	$—
Counterparty (with partial netting agreements)	0.3	—	0.3	0.3	—	—
Total	$1.6	$—	$1.6	$1.6	$—	$—

Derivative Liabilities and Collateral Held by Counterparty
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(8.5)	$—	$(8.5)	$(1.3)	$—	$(7.2)
Counterparty (with partial netting agreements)	(7.7)	—	(7.7)	(0.3)	—	(7.4)
Total	$(16.2)	$—	$(16.2)	$(1.6)	$—	$(14.6)
The following tables present offsetting information regarding our derivatives by type of counterparty as of December 31, 2014 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$0.9	$—	$0.9	$0.8	$—	$0.1
Counterparty (without netting agreements)[1]	84.8	—	84.8	—	—	84.8
Total	$85.7	$—	$85.7	$0.8	$—	$84.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liabilities and Collateral Held by Counterparty
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(8.0)	$—	$(8.0)	$(0.8)	$—	$(7.2)
Counterparty (without netting agreements)[1]	(85.0)	—	(85.0)	—	—	(85.0)
Counterparty (with partial netting agreements)	(3.8)	—	(3.8)	—	—	(3.8)
Total	$(96.8)	$—	$(96.8)	$(0.8)	$—	$(96.0)
_________________

1.	Such amounts consist primarily of the fair value of the Bifurcated Conversion Feature and Option Assets at December 31, 2014 (see Note 11).
11. Fair Value Measurements
Overview
We apply the fair value hierarchy established by GAAP for the recognition and measurement of certain financial assets and liabilities. An asset or liability's fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty risk in our assessment of fair value.
The fair values of financial assets and liabilities are evaluated and measured on a recurring basis. As part of that evaluation process, we review the underlying inputs that are significant to the fair value measurement of financial instruments to determine if a transfer among hierarchy levels is appropriate. We historically have not had significant transfers into or out of each hierarchy level.
Financial assets and liabilities that we measure at fair value as required by GAAP include: (i) our derivative instruments; (ii) the plan assets of the Salaried VEBA at December 31, 2015, both VEBAs at December 31, 2014 and our Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 6). We record certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of the affected non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bifurcated Conversion Feature and Option Assets - At December 31, 2014, the fair value of the Bifurcated Conversion Feature was classified as Level 2 in the fair value hierarchy and measured as the difference in the estimated fair value of the Convertible Notes (based on the trading price of the Convertible Notes) and the estimated fair value of the Convertible Notes without the cash conversion feature (present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a maturity of April 1, 2015). Due to the short duration before maturity, management concluded that the fair value of the Option Assets should equal the fair value of the Bifurcated Conversion Feature as of December 31, 2014. As of December 31, 2014, the Bifurcated Conversion Feature and Option Assets were included in the Consolidated Balance Sheet as a portion of Other accrued liabilities and Prepaid expenses and other current assets, respectively. As of December 31, 2015, all balances related to the Convertible Notes, Bifurcated Conversion Feature and Option Assets had been settled.
The aggregate fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 was a net liability of $14.6 million and $11.1 million, respectively. The increase in the net liability position during 2015 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of asset positions during such period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating (loss) income (see Note 10).
VEBA and Canadian Pension Plan Assets. The plan assets of the Salaried VEBA and our Canadian pension plan are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. As discussed further below, the plan assets of the Union VEBA were treated in this manner at December 31, 2014, but not December 31, 2015. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. With respect to the VEBAs, the investment advisors providing the valuations are engaged by the VEBA trustees.
As previously discussed, in January 2015, members of the USW at our Newark and Trentwood facilities ratified a new five-year collective bargaining agreement, which did not extend our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. As a result of the expiration of our obligation to make annual variable contributions to the Union VEBA, we removed the assets of the Union VEBA from our Consolidated Balance Sheets during the year ended December 31, 2015 based on the valuation at December 31, 2014 (see Note 6). We therefore did not measure the fair value of the plan assets of the Union VEBA at December 31, 2015.
The plan assets of our Canadian pension plan are managed by advisors selected by us, with the investment portfolio subject to periodic review and evaluation by our investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.
Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At December 31, 2015, the remaining maturity period with respect to short-term investments ranged from one month to approximately three months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At December 31, 2015 and December 31, 2014, the total unrealized loss, net of tax, included in accumulated other comprehensive (loss) income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 1 and Note 6). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the NAV of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
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
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Call option purchase contracts	$—	$0.2	$—	$0.2
Fixed price purchase contracts	—	0.3	—	0.3
Fixed price sales contracts	—	0.2	—	0.2
Midwest premium swap contracts	—	—	0.9	0.9

Salaried VEBA and Canadian Pension Plan:
Fixed income investment funds in registered investment companies[1]	—	15.7	—	15.7
Equity investment funds in registered investment companies[2]	—	23.8	—	23.8
Cash and money market investments[3]	1.9	—	—	1.9
Diversified investment funds in registered investment companies[4]	14.7	5.7	—	20.4

All Other Financial Assets:
Cash and cash equivalents[5]	40.3	32.2	—	72.5
Short-term investments	—	30.0	—	30.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$56.9	$115.4	$0.9	$173.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(8.9)	$—	$(8.9)
Fixed price sales contracts	—	(0.1)	—	(0.1)
Midwest premium swap contracts	—	—	(0.3)	(0.3)
Natural Gas – Fixed price purchase contracts	—	(6.7)	—	(6.7)

Derivative Instruments (Designated Hedges):
Foreign Currency – Euro forward purchase contracts	—	(0.2)	—	(0.2)

All Other Financial Liabilities:
Senior Notes	(207.3)	—	—	(207.3)
Total liabilities	$(207.3)	$(15.9)	$(0.3)	$(223.5)
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum – Midwest premium swap contracts	$—	$—	$1.0	$1.0
Hedges Relating to the Convertible Notes – Option Assets	—	84.7	—	84.7

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	54.0	340.3	—	394.3
Mortgage-backed securities	—	30.1	—	30.1
Corporate debt securities[6]	—	75.4	—	75.4
Equity investment funds in registered investment companies[2]	—	191.3	—	191.3
United States Treasury securities	—	39.5	—	39.5
Municipal debt securities	—	1.8	—	1.8
Cash and money market investments[3]	19.3	—	—	19.3
Asset-backed securities	—	8.1	—	8.1
Diversified investment funds in registered investment companies[4]	20.4	6.2	—	26.6

All Other Financial Assets
Cash and cash equivalents[5]	29.5	148.2	—	177.7
Short-term investments	—	114.0	—	114.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$123.2	$1,046.9	$1.0	$1,171.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Level 1	Level 2	Level 3	Total
FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum – Fixed price purchase contracts	$—	$(4.2)	$—	$(4.2)
Natural Gas – Fixed price purchase contracts	—	(6.2)	—	(6.2)
Electricity – Fixed price purchase contracts	—	(1.7)	—	(1.7)
Hedges Relating to the Convertible Notes – Bifurcated Conversion Feature	—	(84.7)	—	(84.7)

All Other Financial Liabilities
Senior Notes	(244.5)	—	—	(244.5)
Convertible Notes, including Bifurcated Conversion Feature	(263.3)	—	—	(263.3)
Total liabilities	$(507.8)	$(96.8)	$—	$(604.6)
_________________________

1.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios, including: (i) marketable fixed income securities, such as (a) U.S. Treasury and other government and agency securities, (b) municipal bonds, (c) mortgage-backed securities, (d) asset-backed securities, (e) corporate bonds, notes and debentures in various sectors, (f) preferred and common stock, (g) investments in affiliated and other investment companies, (h) short-term investments and other net assets, and (i) repurchase agreements and reverse repurchase agreements; (ii) other commingled investments; (iii) investment grade debt; (iv) fixed income instruments which may be represented by options, future contracts or swap agreements; and (v) cash and cash equivalents. The fair value of certain assets related to the Union VEBA in this category as of December 31, 2014 was estimated using the NAV per share of the investments.

2.
This category represents investments in equity funds that invest in portfolios comprised of: (i) equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations; (ii) common stock in investment trust funds; and (iii) other short-term investments. The fair value of assets related to the Union VEBA presented in this category as of December 31, 2014 was estimated using the NAV per share of the equity fund investments.

3.	This category represents cash and investments in various money market funds.

4.
The plan assets are invested in investment funds that hold a diversified portfolio of: (i) U.S and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents. The fair value of certain assets related to the Union VEBA in this category as of December 31, 2014 was estimated using the NAV per share of the investments.

5.	See Note 2 for components of cash and cash equivalents.

6.
This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2014 represented approximately 51%, 37% and 12% of the total portfolio in this category, respectively. The fair value of certain assets related to the Union VEBA in this category as of December 31, 2014 was estimated using the NAV per share of the investments.

Financial instruments classified as Level 3 in the fair value hierarchy represent Midwest premium swap contracts for which at least one significant unobservable input in the valuation model is a management estimate. This is necessary due to the lack of an exchange traded product with observable market pricing data. Fair value was determined using a forward curve based on the average pricing quotes from our trading counterparties and applying a discount factor based on the risk-free interest rate.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at December 31, 2015 (in millions of dollars)	Valuation Technique	Unobservable Input	Settlement Period	Price Curve Range ($ in unit price)
Assets:
Midwest premium contracts	$0.9	Discounted fair value	Forward price curve	Jan-16 through Dec-17	$0.084 per metric ton to $0.086 per metric ton
Liabilities:
Midwest premium contracts	$(0.3)	Discounted fair value	Forward price curve	Jan-16 through Dec-17	$0.084 per metric ton to $0.086 per metric ton

The following table presents a reconciliation of activity for the Level 3 Midwest premium derivative contracts on a net basis (in millions of dollars):

	Year Ended December 31,
	2015	2014
Fair value measurement at beginning of period	$1.0	$1.1
Total realized/unrealized (loss) gain included in:
Cost of goods sold, excluding depreciation and amortization and other items and Unrealized loss (gain) on derivative instruments	(3.9)	4.4
Transactions involving Level 3 derivative contracts:
Purchases	(4.0)	2.8
Sales	—	—
Issuances	—	—
Settlements	7.5	(7.3)
Transactions involving Level 3 derivatives - net	3.5	(4.5)
Transfers in and (or) out of Level 3 valuation hierarchy	—	—
Fair value measurement at end of period	$0.6	$1.0

Total loss included in Unrealized loss (gain) on derivative instruments, attributable to the change in unrealized gain/loss relating to derivative contracts held at December 31:	$0.6	$1.0
Fair Values of Non-Financial Assets and Liabilities
CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred; (ii) incremental costs associated with special handling or treatment of CARO materials; and (iii) the credit-adjusted risk-free rate applicable at the time additional CARO cash flows are estimated; all of which are considered Level 3 inputs as they involve significant judgment from us.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity relating to our CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$4.8	$4.4	$4.1
Liabilities settled during the period	(0.2)	—	(0.2)
Accretion expense	0.3	0.4	0.4
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	—	—	0.1
Ending balance	$4.9	$4.8	$4.4
__________________________________________

1.	The adjustments in 2013 did not have a material impact on the basic and diluted net income per share for 2013.
The estimated fair value of CARO liabilities at December 31, 2015 and December 31, 2014 were both based upon the application of a weighted-average credit-adjusted risk-free rate of 8.7%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
During 2015, we performed a review of our property, plant and equipment held for future development that we determined not to deploy for future use, resulting in impairment charges to reflect the scrap value of such assets (see Note 1). With the exception of the impairment of these assets, we concluded that none of our non-financial assets, including goodwill and intangible assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities at December 31, 2015 and December 31, 2014.
12. Net (Loss) Income Per Share
Basic and diluted net (loss) income per share for 2015, 2014 and 2013 were calculated as follows (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income	$(236.6)	$71.8	$104.8
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,201	17,818	18,827
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	—	179	178
Add: dilutive effect of warrants	—	596	241
Diluted[2]	17,201	18,593	19,246

Net (loss) income per common share, Basic:	$(13.76)	$4.02	$5.56
Net (loss) income per common share, Diluted:	$(13.76)	$3.86	$5.44
_____________

1.	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

2.	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
There were 16,645 fully-vested options outstanding at both December 31, 2015 and December 31, 2014, in each case exercisable to purchase common shares at $80.01 per share.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants relating to approximately 3.7 million common shares which were outstanding at December 31, 2014 settled during a period from July 1, 2015 through December 18, 2015. Upon settlement, each Warrant holder received a number of shares of our common stock equal to (a) the number of notional shares associated with each Warrant settling on such date multiplied by (b)(i) the excess (if any) of the volume weighted average price of our common stock on each exercise date over the then effective strike price of the Warrants divided by (ii) such volume-weighted average price of our common stock. The exercise price of the Warrants declined over the settlement period from $60.44 to $60.20 per share. As a result of the Warrant settlements, we issued 1,015,185 shares of our common stock and paid a de minimis amount in cash in lieu of fractional shares. See Note 3 for additional information relating to the Warrants.
The following securities were excluded from the weighted-average diluted shares computation for 2015, 2014 and 2013 as their inclusion would have been anti-dilutive (in thousands of shares):

	Year Ended December 31,
	2015	2014	2013
Options to purchase common shares	—	17	21
Non-vested common shares, restricted stock units and performance shares	302	—	—
Warrants	639	—	—
Total excluded	941	17	21
During 2015, 2014 and 2013, we paid a total of approximately $28.1 million ($1.60 per common share), $25.4 million ($1.40 per common share) and $23.0 million ($1.20 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout). Additionally, during the third quarter of 2013, $0.6 million of cash dividends paid in respect of our common shares held in trust by a third-party, as well as 9,001 of such common shares, were returned to us. The fair market value of the shares was included in Other (expense) income, net (see Note 15).
From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to, among other things, internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time.
In 2015 and 2014, we repurchased 647,520 and 633,230 shares of common stock at a weighted-average price of $76.35 and $70.87 per share, respectively, pursuant to the stock repurchase program. The total cost of $49.4 million and $44.9 million was recorded as Treasury stock as of December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, $123.3 million and $72.8 million, respectively, were available to repurchase our common shares pursuant to the stock repurchase program.
13. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength, automotive, general engineering and other industrial end market applications. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At December 31, 2015, approximately 63% of our employees were covered by collective bargaining agreements and approximately 10% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2015.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Net sales:
Fabricated Products	$1,391.9	$1,356.1	$1,297.5
Segment operating (loss) income:
Fabricated Products [1,2]	$190.8	$151.4	$188.6
All Other[3]	(536.7)	(13.5)	(15.3)
Total operating (loss) income	$(345.9)	$137.9	$173.3
Interest expense	(24.1)	(37.5)	(35.7)
Other (expense) income, net	(1.8)	6.7	5.6
(Loss) income before income taxes	$(371.8)	$107.1	$143.2
Depreciation and amortization:
Fabricated Products	$31.9	$30.6	$27.6
All Other	0.5	0.5	0.5
Total depreciation and amortization	$32.4	$31.1	$28.1
Capital expenditures:
Fabricated Products	$62.4	$58.5	$69.8
All Other	0.7	0.9	0.6
Total capital expenditures	$63.1	$59.4	$70.4

	December 31, 2015	December 31, 2014
Assets:
Fabricated Products	$904.8	$878.9
All Other[4]	345.3	864.8
Total assets	$1,250.1	$1,743.7
__________________

1.
Operating income in the Fabricated Products segment for 2015, 2014 and 2013 included $1.7 million, $1.2 million and $4.0 million, respectively, of environmental expense. Fabricated Products segment operating income included $0.1 million and $1.5 million of asset impairment charge relating to certain property, plant and equipment for 2015 and 2014, respectively, and none for 2013. Also included in the Fabricated Products segment operating income for 2015 was a $2.6 million lower of cost or market inventory write-down.

2.
Fabricated Products segment results for 2015, 2014 and 2013 included a non-cash mark-to-market (loss) gain on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $(3.4) million, $(10.4) million and $0.7 million, respectively. For further discussion regarding mark-to-market matters, see Note 10.

3.
Operating loss of All Other included net periodic postretirement benefit cost (income) of $2.4 million, $(23.7) million and $(22.5) million for 2015, 2014 and 2013, respectively. Additionally, operating loss in All Other included Loss on removal of Union VEBA net assets of $493.4 million during the year ended December 31, 2015. See Note 6 for further details.

4.
Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs (see Note 6 and Note 11) and net deferred income tax assets.

Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Net sales:
Aero/HS products	$695.5	$686.3	$677.0
Automotive Extrusions	199.2	173.5	129.5
GE products	426.1	419.5	411.0
Other products	71.1	76.8	80.0
Total net sales	$1,391.9	$1,356.1	$1,297.5
Geographic information for net sales based on country of origin, income taxes paid and long-lived assets were as follows (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Net sales to unaffiliated customers:
Fabricated Products –
United States	$1,321.3	$1,254.0	$1,204.7
Canada	70.6	102.1	92.8
Total net sales	$1,391.9	$1,356.1	$1,297.5
Income taxes paid:
Fabricated Products –
United States	$0.6	$2.1	$1.2
Canada	1.7	1.4	0.9
Total income taxes paid	$2.3	$3.5	$2.1

	Year Ended December 31,
	2015	2014
Long-lived assets:[1]
Fabricated Products –
United States	$459.6	$432.6
Canada	30.9	17.4
Total Fabricated Products long-lived assets	490.5	450.0
All Other –
United States	4.9	4.9
Total All Other long-lived assets	4.9	4.9
Total long-lived assets	$495.4	$454.9
__________________

1.	Long-lived assets represent Property, plant and equipment – net.
The aggregate foreign currency transaction gains (losses) included in determining net (loss) income were immaterial for 2015, 2014 and 2013.
For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, one customer represented 25%, 22% and 23%, respectively, of Fabricated Products Net sales. For the years ended December 31, 2015 and December 31, 2014, a second customer represented 10% for both periods of Fabricated Products Net sales.
Two individual customers each accounted for 17% of the trade receivables balance at December 31, 2015. Two individual customers accounted for 12% and 10% of the trade receivables balance at December 31, 2014.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for export sales and primary aluminum supply from our major suppliers were as follows:

	Year Ended December 31,
	2015	2014	2013
Percentage of Net sales:
Export sales	19%	19%	17%

Percentage of total annual primary aluminum supply (lbs):
Supply from the Company's five largest suppliers	86%	71%	86%
Supply from the Company's largest supplier	28%	30%	25%
Supply from the Company's second and third largest suppliers	36%	25%	35%
14. Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(in millions of dollars)
Interest paid	$22.1	$25.6	$28.1
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.2	$0.8	$1.0
Unpaid purchases of property and equipment	$10.5	$1.8	$4.4
Purchases of property and equipment through capital leasing arrangements	$—	$—	$0.2
15. Other (Expense) Income, Net
Other (expense) income, net consisted of the following for each period presented (in millions of dollars):

	Year Ended December 31,
	2015	2014	2013
Interest income	$0.4	$1.0	$0.4
Unrealized gain on financial derivatives[1]	—	3.6	3.2
Realized gain on investments	0.8	1.0	1.4
Distribution from third-party trust[2]	—	—	0.6
All other, net[3]	(3.0)	1.1	—
Other (expense) income, net	$(1.8)	$6.7	$5.6
____________

1.	See Note 1 for a discussion of our accounting policy for such instruments.

2.	See Note 12 for discussion of the distribution.

3.	See Note 3 for a discussion of the loss we recognized on our repurchase of Senior Notes during the year ended December 31, 2015.
16. Other Comprehensive Income (Loss)
The following table presents the tax effect allocated to each component of other comprehensive income (loss) for each period presented (in millions of dollars):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Income Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit[1]	Amount
2015
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(12.9)	$4.9	$(8.0)
Prior service credit arising during the period	6.8	(2.6)	4.2
Total actuarial loss and prior service costs	(6.1)	2.3	(3.8)
Reclassification adjustments:
Amortization of net actuarial loss[2]	1.1	(0.4)	0.7
Amortization of prior service cost[2]	3.0	(1.2)	1.8
Removal of obligation relating to Union VEBA	106.6	(40.2)	66.4
Other comprehensive income relating to defined benefit pension plan and VEBAs	104.6	(39.5)	65.1
Available for sale securities:
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.4)	0.2	(0.2)
Other comprehensive loss relating to available for sale securities	(0.5)	0.2	(0.3)
Unrealized loss on foreign currency cash flow hedges	(0.3)	0.1	(0.2)
Foreign currency translation loss	(0.2)	—	(0.2)
Other comprehensive income	$103.6	$(39.2)	$64.4

2014
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(39.0)	$14.5	$(24.5)
Prior service cost arising during the period	(90.5)	33.8	(56.7)
Total actuarial loss and prior service costs	(129.5)	48.3	(81.2)
Reclassification adjustments:
Amortization of net actuarial (gain)[2]	(1.8)	0.7	(1.1)
Amortization of prior service cost[2]	10.6	(3.9)	6.7
Other comprehensive loss relating to defined benefit pension plan and VEBAs	(120.7)	45.1	(75.6)
Available for sale securities:
Unrealized loss on available for sale securities	(0.2)	0.1	(0.1)
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.1)	—	(0.1)
Other comprehensive loss relating to available for sale securities	(0.3)	0.1	(0.2)
Foreign currency translation gain	0.4	—	0.4
Other comprehensive loss	$(120.6)	$45.2	$(75.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Income Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit[1]	Amount
2013
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$87.0	$(32.5)	$54.5
Prior service cost arising during the period	(84.8)	31.8	(53.0)
Total actuarial gain and prior service costs	2.2	(0.7)	1.5
Reclassification adjustments:
Amortization of net actuarial loss[2]	1.5	(0.5)	1.0
Amortization of prior service cost[2]	4.2	(1.6)	2.6
Other comprehensive income relating to defined benefit pension plan and VEBAs	7.9	(2.8)	5.1
Available for sale securities:
Unrealized gain on available for sale securities	1.0	(0.3)	0.7
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.0)	0.3	(0.7)
Other comprehensive income relating to available for sale securities	—	—	—
Foreign currency translation gain	0.2	—	0.2
Other comprehensive income	$8.1	$(2.8)	$5.3
____________

1.
Income tax amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments and sales of available for sale securities were included as a component of Income tax benefit (provision).

2.	Amounts reclassified out of Accumulated other comprehensive loss relating to VEBA adjustments were included as a component of Net periodic postretirement benefit cost (income) relating to VEBAs.

3.
Amounts reclassified out of Accumulated other comprehensive loss relating to sales of available for sale securities were included as a component of Other (expense) income, net. We use the specific identification method to determine the amount reclassified out of Accumulated other comprehensive loss.

17. Condensed Guarantor and Non-Guarantor Financial Information
We issued $225.0 aggregate principal amount of our Senior Notes, of which $197.8 million aggregate principal amount remained outstanding as of December 31, 2015, pursuant to an indenture dated May 23, 2012 ("Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary’s guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 presents: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. In the following tables, "Non- Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in our subsidiaries and other intercompany sales and cost of sales

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$72.2	$0.3	$—	$72.5
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables – net	—	114.0	2.7	—	116.7
Intercompany receivables	—	111.2	1.1	(112.3)	—
Other	—	3.8	2.3	—	6.1
Inventories	—	216.3	6.6	(3.3)	219.6
Prepaid expenses and other current assets	0.2	56.2	1.7	(1.4)	56.7
Total current assets	0.2	603.7	14.7	(117.0)	501.6
Investments in and advances to subsidiaries	1,077.2	31.4	—	(1,108.6)	—
Property, plant and equipment – net	—	464.3	31.1	—	495.4
Long-term intercompany receivables	—	—	3.1	(3.1)	—
Deferred tax assets – net	—	155.6	—	7.0	162.6
Intangible assets – net	—	30.5	—	—	30.5
Goodwill	—	37.2	—	—	37.2
Other assets	3.2	19.5	0.1	—	22.8
Total	$1,080.6	$1,342.2	$49.0	$(1,221.7)	$1,250.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$73.6	$2.6	$—	$76.7
Intercompany payable	106.5	14.8	4.0	(125.3)	—
Accrued salaries, wages and related expenses	—	38.3	1.5	—	39.8
Other accrued liabilities	1.4	52.3	0.4	(1.4)	52.7
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	108.4	179.1	8.5	(126.7)	169.3
Net liabilities of Salaried VEBA	—	19.0	—	—	19.0
Deferred tax liabilities	—	—	2.1	—	2.1
Long-term intercompany payable	—	3.1	—	(3.1)	—
Long-term liabilities	—	81.3	6.2	—	87.5
Long-term debt	197.8	—	—	—	197.8
Total liabilities	306.2	282.5	16.8	(129.8)	475.7

Total stockholders’ equity	774.4	1,059.7	32.2	(1,091.9)	774.4
Total	$1,080.6	$1,342.2	$49.0	$(1,221.7)	$1,250.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$175.3	$2.4	$—	$177.7
Short-term investments	—	114.0	—	—	114.0
Receivables:
Trade receivables – net	—	126.1	3.2	—	129.3
Intercompany receivables	204.2	4.0	0.9	(209.1)	—
Other	—	5.6	5.3	—	10.9
Inventories	—	208.0	7.6	(0.9)	214.7
Prepaid expenses and other current assets	85.1	93.1	0.4	—	178.6
Total current assets	289.3	726.1	19.8	(210.0)	825.2
Investments in and advances to subsidiaries	1,209.2	32.5	—	(1,241.7)	—
Property, plant and equipment – net	—	437.4	17.5	—	454.9
Long-term intercompany receivables	—	—	15.9	(15.9)	—
Net assets of Union VEBA	—	340.1	—	—	340.1
Deferred tax assets – net	—	23.8	—	7.1	30.9
Intangible assets – net	—	32.1	—	—	32.1
Goodwill	—	37.2	—	—	37.2
Other assets	4.4	18.8	0.1	—	23.3
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.3	$73.8	$6.3	$—	$81.4
Intercompany payable	—	221.3	3.3	(224.6)	—
Accrued salaries, wages and related expenses	—	36.5	3.1	—	39.6
Other accrued liabilities	88.2	43.8	0.8	—	132.8
Current portion of long-term debt	172.5	—	—	—	172.5
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	262.0	375.5	13.5	(224.6)	426.4
Net liabilities of Salaried VEBA	—	17.2	—	—	17.2
Deferred tax liabilities	—	—	0.9	—	0.9
Long-term intercompany payable	—	15.9	—	(15.9)	—
Long-term liabilities	—	50.3	8.0	—	58.3
Long-term debt	225.0	—	—	—	225.0
Total liabilities	487.0	458.9	22.4	(240.5)	727.8

Total stockholders’ equity	1,015.9	1,189.1	30.9	(1,220.0)	1,015.9
Total	$1,502.9	$1,648.0	$53.3	$(1,460.5)	$1,743.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,361.6	$123.3	$(93.0)	$1,391.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,095.6	108.4	(88.6)	1,115.4
Lower of cost or market inventory write-down	—	2.6	—	—	2.6
Unrealized loss on derivative instruments	—	3.4	—	—	3.4
Depreciation and amortization	—	31.3	1.1	—	32.4
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	4.3	76.5	9.3	(2.0)	88.1
Net periodic postretirement benefit cost relating to Salaried VEBA	—	2.4	—	—	2.4
Loss on removal of Union VEBA net assets	—	493.4	—	—	493.4
Total selling, general, administrative, research and development	4.3	572.3	9.3	(2.0)	583.9
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	4.3	1,705.3	118.8	(90.6)	1,737.8
Operating (loss) income	(4.3)	(343.7)	4.5	(2.4)	(345.9)
Other (expense) income:
Interest expense	(23.5)	(0.9)	—	0.3	(24.1)
Other (expense) income, net	(2.5)	3.5	(2.5)	(0.3)	(1.8)
(Loss) income before income taxes	(30.3)	(341.1)	2.0	(2.4)	(371.8)
Income tax benefit	—	122.5	1.3	11.4	135.2
(Loss) earnings in equity of subsidiaries	(206.3)	0.9	—	205.4	—
Net (loss) income	$(236.6)	$(217.7)	$3.3	$214.4	$(236.6)

Comprehensive (loss) income	$(172.2)	$(153.5)	$3.5	$150.0	$(172.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,323.4	$133.9	$(101.2)	$1,356.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,098.3	117.8	(98.6)	1,117.5
Unrealized loss on derivative instruments	—	10.4	—	—	10.4
Depreciation and amortization	—	30.0	1.1	—	31.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	4.1	69.7	9.9	(2.3)	81.4
Net periodic postretirement benefit income relating to VEBAs	—	(23.7)	—	—	(23.7)
Total selling, general, administrative, research and development	4.1	46.0	9.9	(2.3)	57.7
Other operating charges, net	—	1.5	—	—	1.5
Total costs and expenses	4.1	1,186.2	128.8	(100.9)	1,218.2
Operating (loss) income	(4.1)	137.2	5.1	(0.3)	137.9
Other (expense) income:
Interest expense	(37.5)	(0.6)	—	0.6	(37.5)
Other income (expense), net	3.7	3.2	0.4	(0.6)	6.7
(Loss) income before income taxes	(37.9)	139.8	5.5	(0.3)	107.1
Income tax (provision) benefit	—	(50.2)	0.8	14.1	(35.3)
Earnings in equity of subsidiaries	109.7	6.0	—	(115.7)	—
Net income	$71.8	$95.6	$6.3	$(101.9)	$71.8

Comprehensive (loss) income	$(3.6)	$19.9	$6.6	$(26.5)	$(3.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,275.2	$118.0	$(95.7)	$1,297.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,026.0	105.7	(92.8)	1,038.9
Unrealized gain on derivative instruments	—	(0.7)	—	—	(0.7)
Depreciation and amortization	—	27.0	1.1	—	28.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	3.8	70.1	8.9	(2.4)	80.4
Net periodic postretirement benefit income relating to VEBAs	—	(22.5)	—	—	(22.5)
Total selling, general, administrative, research and development	3.8	47.6	8.9	(2.4)	57.9
Total costs and expenses	3.8	1,099.9	115.7	(95.2)	1,124.2
Operating (loss) income	(3.8)	175.3	2.3	(0.5)	173.3
Other (expense) income:
Interest (expense) income	(36.6)	0.5	—	0.4	(35.7)
Other income, net	3.9	2.0	—	(0.3)	5.6
(Loss) income before income taxes	(36.5)	177.8	2.3	(0.4)	143.2
Income tax (provision) benefit	—	(68.1)	15.7	14.0	(38.4)
Earnings in equity of subsidiaries	141.3	17.6	—	(158.9)	—
Net income	$104.8	$127.3	$18.0	$(145.3)	$104.8

Comprehensive income	$110.1	$131.6	$19.0	$(150.6)	$110.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$285.7	$(127.2)	$0.3	$—	$158.8
Cash flows from investing activities:
Capital expenditures	—	(47.9)	(15.2)	—	(63.1)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	35.6	(15.2)	—	20.4
Cash flows from financing activities:
Repurchase of Senior Notes	(30.0)	—	—	—	(30.0)
Settlement of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to settlement of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to settlement of Convertible Notes	(94.9)	—	—	—	(94.9)
Cash paid for financing costs	(0.6)	—	—	—	(0.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(49.2)	—	—	—	(49.2)
Cash dividends paid to stockholders	(28.1)	—	—	—	(28.1)
Intercompany loan	—	(12.8)	12.8	—	—
Net cash (used in) provided by financing activities	(285.7)	(11.5)	12.8	—	(284.4)
Net decrease in cash and cash equivalents during the period	—	(103.1)	(2.1)	—	(105.2)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$72.2	$0.3	$—	$72.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Year Ended December 31, 2014

	Parent	Guarantor[1] Subsidiaries	Non-Guarantor Subsidiaries	Consolidating[1] Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$35.6	$351.8	$6.7	$(270.0)	$124.1
Cash flows from investing activities:
Capital expenditures	—	(56.4)	(3.0)	—	(59.4)
Purchase of available for sale securities	—	(93.5)	—	—	(93.5)
Proceeds from disposition of available for sale securities	—	108.2	—	—	108.2
Net cash used in investing activities	—	(41.7)	(3.0)	—	(44.7)
Cash flows from financing activities:
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(44.1)	—	—	—	(44.1)
Cash dividends paid to stockholders	(25.4)	—	—	—	(25.4)
Cash dividends paid to Parent	—	(270.0)	—	270.0	—
Intercompany loan	31.3	(23.2)	(8.1)	—	—
Net cash used in financing activities	(40.6)	(292.5)	(8.1)	270.0	(71.2)
Net (decrease) increase in cash and cash equivalents during the period	(5.0)	17.6	(4.4)	—	8.2
Cash and cash equivalents at beginning of period	5.0	157.7	6.8	—	169.5
Cash and cash equivalents at end of period	$—	$175.3	$2.4	$—	$177.7
____________

1.
The presentation of cash flows from operating activities and cash flows from financing activities in the 2014 table above has been restated from the prior year presentation to reflect $270.0 million of dividends paid in the fourth quarter of 2014 from the Guarantor Subsidiaries to the Parent.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(29.2)	$131.7	$9.2	$—	$111.7
Cash flows from investing activities:
Capital expenditures	—	(66.5)	(3.9)	—	(70.4)
Purchase of available for sale securities	—	(227.8)	—	—	(227.8)
Proceeds from disposition of available for sale securities	—	183.1	—	—	183.1
Change in restricted cash	—	0.7	1.0	—	1.7
Net cash used in investing activities	—	(110.5)	(2.9)	—	(113.4)
Cash flows from financing activities:
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(78.3)	—	—	—	(78.3)
Cash dividends paid to stockholders	(23.0)	—	—	—	(23.0)
Cash dividend returned to the Company	0.6	—	—	—	0.6
Intercompany loan	132.4	(130.5)	(1.9)	—	—
Net cash provided by (used in) financing activities	29.2	(129.5)	(1.9)	—	(102.2)
Net (decrease) increase in cash and cash equivalents during the period	—	(108.3)	4.4	—	(103.9)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$157.7	$6.8	$—	$169.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited)
The following tables present the unaudited financial data for each of the interim periods in 2015 and 2014 (in millions of dollars, except per share amounts):

	Quarter Ended 31-Mar[1]	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2015
Net sales	$371.7	$367.2	$336.4	$316.6
Cost of products sold, excluding depreciation, amortization and other items	302.3	294.8	267.3	251.0
Lower of cost or market inventory write-down	—	—	—	2.6
Unrealized loss (gain) on derivative instruments	4.5	1.5	1.7	(4.3)
Gross profit	64.9	70.9	67.4	67.3
Operating (loss) income	(458.6)	37.0	40.5	35.2
Net (loss) income	$(292.2)	$20.2	$22.1	$13.3
Net (loss) income per common share, Basic	$(16.85)	$1.19	$1.29	$0.76
Net (loss) income per common share, Diluted	$(16.85)	$1.11	$1.21	$0.73
_________________________

1.	The quarter ended March 31, 2015 includes the loss recognized on removal of the Union VEBA net assets. See Note 6 for additional information.

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2014
Net sales	$335.1	$344.1	$338.9	$338.0
Cost of products sold, excluding depreciation, amortization and other items	282.9	275.5	280.4	278.7
Unrealized (gain) loss on derivative instruments	(2.0)	(1.6)	3.6	10.4
Gross profit	54.2	70.2	54.9	48.9
Operating income	32.1	46.4	32.6	26.8
Net income	$15.8	$24.5	$15.9	$15.6
Net income per common share, Basic	$0.88	$1.38	$0.90	$0.88
Net income per common share, Diluted	$0.85	$1.33	$0.85	$0.85
19. Subsequent Events
Dividend Declaration. On January 15, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.45 per common share, or approximately $8.2 million (including dividend equivalents), which was paid on February 12, 2016 to stockholders of record at the close of business on January 25, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.
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
Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2015 included in Item 8. "Financial Statements and Supplementary Data" of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions "Executive Officers," "Proposals Requiring Your Vote – Proposal 1 – Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our proxy statement for the 2016 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions "Executive Compensation," "Director Compensation" and "Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation" in our proxy statement for the 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions "Equity Compensation Plan Information" and "Principal Stockholders and Management Ownership" in our proxy statement for the 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information included under the captions "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" in our proxy statement for the 2016 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption "Independent Public Accountants" in our proxy statement for the 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Consolidated (Loss) Income

Statements of Consolidated Comprehensive (Loss) Income

Statements of Consolidated Stockholders’ Equity

Statements of Consolidated Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules
All schedules are omitted because they are either inapplicable or the required information is included in the Consolidated Financial Statements or the notes thereto included in Item 8. "Financial Statements and Supplementary Data" and incorporated herein by reference.
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

Date: February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 22, 2016
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 22, 2016
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 22, 2016
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 18, 2016
Carolyn Bartholomew

Director
David Foster

Director
L. Patrick Hassey

/s/ Teresa A. Hopp	Director	Date: February 18, 2016
Teresa A. Hopp

/s/ Lauralee Martin	Director	Date: February 18, 2016
Lauralee Martin

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 18, 2016
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 18, 2016
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 18, 2016
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

3.5	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

4.1
Indenture, dated May 23, 2012, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

4.2	Form of 8.250% Senior Note due 2020 (included in Exhibit 4.2).

10.1
Credit Agreement, dated as of December 1, 2015, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as joint bookrunners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 1, 2015, File No. 000-52105).

10.2	Description of Compensation of Directors (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014 File No. 000-52105)

**10.3
Amendment to Restricted Stock Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.4
Employment Agreement, dated as of December 31, 2015, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 5, 2016, File No. 000-52105).

**10.5
Amendment to Performance Shares Award Agreement, dated March 31, 2014, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.6	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.9	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.10
Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.11
Letter agreement effective September 10, 2014 between the Company and the USW (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 11, 2014, File No. 000-52105).

10.12
Amended and Restated Director Designation Agreement dated February 13, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on February 13, 2015, File No. 000-52105).

**10.13
Form of Change in Control Severance Agreement for John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.14
Form of Amendment to the Change in Control Severance Agreement with John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.15
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.16	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.17
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

**10.18
2013 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

**10.19
2013 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

**10.20
Kaiser Aluminum Corporation 2013 - 2015 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No.000-52105).

**10.21
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

**10.23
2014 Form of Restricted Stock Award Agreement (Bunin and Harvey) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 6, 2014, File No. 000-52105).

**10.24
2014 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.25	2014-2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.26
Description of 2014 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.27	2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.28
2015 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.29
2015 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.30	2015-2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.31
Description of 2015 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed by the Company on April 30, 2015, File No. 000-52105).

**10.32
Description of 2015 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 30, 2015, File No. 000-52105).

*12.1	Statement Regarding Computation of Ratios.

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by the Company on February 18, 2014, File No. 000-52105.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Label

*101.PRE	XBRL Taxonomy Extension Presentation
_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.