Form 10-Q
period 2016-03-31
KAISER ALUMINUM CORP
filed 2016-04-22
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 18, 2016, there were 17,982,909 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70.7	$72.5
Short-term investments	10.0	30.0
Receivables:
Trade receivables – net	138.8	116.7
Other	8.6	6.1
Inventories	210.6	219.6
Prepaid expenses and other current assets[1]	9.1	56.7
Total current assets	447.8	501.6
Property, plant and equipment – net	504.5	495.4
Deferred tax assets – net[1,2]	197.5	163.3
Intangible assets – net	30.1	30.5
Goodwill	37.2	37.2
Other assets[1]	19.5	19.6
Total	$1,236.6	$1,247.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70.2	$76.7
Accrued salaries, wages and related expenses	33.9	39.8
Other accrued liabilities	56.5	52.7
Short-term capital leases	0.1	0.1
Total current liabilities	160.7	169.3
Net liabilities of Salaried VEBA	18.7	19.0
Deferred tax liabilities	2.1	2.1
Long-term liabilities	72.5	87.5
Long-term debt[1]	194.8	194.6
Total liabilities	448.8	472.5
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2016 and December 31, 2015; no shares were issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2016 and at December 31, 2015; 22,307,219 shares issued and 17,986,521 shares outstanding at March 31, 2016; 22,291,180 shares issued and 18,053,747 shares outstanding at December 31, 2015	0.2	0.2
Additional paid in capital[2]	1,037.2	1,037.3
Retained earnings[2]	34.1	15.8
Treasury stock, at cost, 4,320,698 shares at March 31, 2016 and 4,237,433 shares at December 31, 2015, respectively	(252.9)	(246.5)
Accumulated other comprehensive loss	(30.8)	(31.7)
Total stockholders' equity	787.8	775.1
Total	$1,236.6	$1,247.6
____________

[1]	See Note 1 for discussion of our adoption of ASU 2015-03, ASU 2015-15 and ASU 2015-17 (as defined in Note 1).

[2]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended
	March 31,
	2016	2015
	(In millions of dollars, except share and per share amounts)
Net sales	$343.2	$371.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	262.0	302.3
Lower of cost or market inventory write-down	4.9	—
Unrealized (gain) loss on derivative instruments	(4.0)	4.5
Depreciation and amortization	8.7	8.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	26.1	22.7
Net periodic postretirement benefit cost relating to Salaried VEBA	0.8	0.6
(Gain) loss on removal of Union VEBA net assets – Note 5	(0.1)	492.2
Total selling, general, administrative, research and development	26.8	515.5
Total costs and expenses	298.4	830.3
Operating income (loss)	44.8	(458.6)
Other (expense) income:
Interest expense	(3.7)	(9.8)
Other income, net	0.3	0.4
Income (loss) before income taxes	41.4	(468.0)
Income tax (provision) benefit	(15.1)	175.8
Net income (loss)	$26.3	$(292.2)

Net income (loss) per common share:
Basic	$1.47	$(16.85)
Diluted	$1.44	$(16.85)
Weighted-average number of common shares outstanding (in thousands):
Basic	17,864	17,344
Diluted	18,200	17,344

Dividends declared per common share	$0.45	$0.40

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended
	March 31,
	2016	2015
	(In millions of dollars)
Net income (loss)	$26.3	$(292.2)
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	0.1	0.3
Amortization of prior service cost	1.0	0.7
Removal of obligation relating to Union VEBA	—	106.6
Other comprehensive income relating to VEBAs	1.1	107.6
Available for sale securities:
Reclassification of unrealized loss upon sale of available for sale securities	—	0.1
Other comprehensive income relating to available for sale securities	—	0.1
Foreign currency translation gain on Canadian pension plan	0.1	—
Unrealized gain on foreign currency cash flow hedges	0.2	—
Foreign currency translation gain	—	0.1
Other comprehensive income, before tax	1.4	107.8
Income tax expense related to items of other comprehensive income	(0.5)	(40.9)
Other comprehensive income, net of tax	0.9	66.9
Comprehensive income (loss)	$27.2	$(225.3)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2015	18,053,747	$0.2	$1,036.5	$15.9	$(246.5)	$(31.7)	$774.4
Cumulative-effect adjustment[1]	—	—	0.8	(0.1)	—	—	0.7
BALANCE, January 1, 2016	18,053,747	$0.2	$1,037.3	$15.8	$(246.5)	$(31.7)	$775.1
Net income	—	—	—	26.3	—	—	26.3
Other comprehensive income, net of tax	—	—	—	—	—	0.9	0.9
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	51,373	—	—	—	—	—	—
Cancellation of employee non-vested shares	(172)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(35,162)	—	(2.7)	—	—	—	(2.7)
Repurchase of common stock	(83,265)	—	—	—	(6.4)	—	(6.4)
Cash dividends on common stock ($0.45 per share)	—	—	—	(8.2)	—	—	(8.2)
Amortization of unearned equity compensation	—	—	2.6	—	—	—	2.6
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, March 31, 2016	17,986,521	$0.2	$1,037.2	$34.1	$(252.9)	$(30.8)	$787.8
____________

1.	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$26.3	$(292.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	8.3	7.6
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	0.3	3.2
Deferred income taxes – Note 4	15.1	(176.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[1]	—	(1.0)
Non-cash equity compensation[1]	2.6	2.1
Lower of cost or market write-down	4.9	—
Non-cash unrealized (gain) loss on derivative instruments	(4.0)	4.5
Non-cash defined benefit net periodic benefit cost relating to Salaried VEBA	0.8	0.6
Non-cash loss on removal of Union VEBA net assets[2]	—	446.7
Other non-cash changes in assets and liabilities	0.3	0.3
Changes in operating assets and liabilities:
Trade and other receivables	(24.6)	(18.3)
Inventories, excluding lower of cost or market write-down	4.1	(3.3)
Prepaid expenses and other current assets	(2.2)	(2.4)
Accounts payable	1.9	0.4
Accrued liabilities[2]	21.2	19.1
Annual variable cash contributions to VEBAs[2]	(19.5)	(13.7)
Long-term assets and liabilities, net[2]	(14.6)	30.1
Net cash provided by operating activities	21.3	7.4
Cash flows from investing activities[3]:
Capital expenditures	(25.9)	(11.3)
Proceeds from disposition of available for sale securities	20.0	84.0
Net cash (used in) provided by investing activities	(5.9)	72.7
Cash flows from financing activities[3]:
Payment of capital lease liability	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.0
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.7)	(2.5)
Repurchase of common stock	(6.3)	(28.2)
Cash dividends paid to stockholders	(8.2)	(7.1)
Net cash used in financing activities	(17.2)	(36.9)
Net (decrease) increase in cash and cash equivalents during the period	(1.8)	43.2
Cash and cash equivalents at beginning of period	72.5	177.7
Cash and cash equivalents at end of period	$70.7	$220.9
____________

[1]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09.

[2]	See Note 5 for the impact of removing the Union VEBA (defined in Note 5) net assets.

[3]	See Note 12 for the supplemental disclosure on non-cash transactions.
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
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
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year. The financial information as of December 31, 2015 is derived from our audited consolidated financial statements and footnotes for the year ended December 31, 2015 included in our Annual Report on Form 10-K. See New Accounting Pronouncements below for a discussion of new accounting pronouncements we adopted during the quarter ended March 31, 2016 requiring cumulative-effect adjustments that impacted our consolidated financial statements and footnotes for the year ended December 31, 2015.
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
Inventories. Inventories are stated at the lower of cost or market value. On March 31, 2016, we recorded an inventory write-down of $4.9 million to reflect the net realizable value as of that date. The net realizable value reflected commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. If we encounter a further decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At March 31, 2016, after adjusting for the inventory write down discussed above, the stated LIFO value of the inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $17.7 million. Additionally, during the quarter ended March 31, 2016, we decremented a prior year, higher cost LIFO layer, which resulted in an insignificant charge. The excess of current cost over the stated LIFO value of inventory at December 31, 2015 was $24.1 million. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at March 31, 2016 and December 31, 2015 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.9 million and $0.3 million during the quarters ended March 31, 2016 and March 31, 2015, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income (Loss). For the quarters ended March 31, 2016 and March 31, 2015, we recorded depreciation expense of $8.2 million and $7.5 million, respectively, relating to our operating facilities in the Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets' carrying amount and the fair value less costs to sell.
Foreign Currency Risk Management. From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive income until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities. We report the effective portion of our cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
In order to qualify for hedge accounting treatment, derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the instrument contract. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net income immediately. If a cash flow hedge ceases to qualify for hedge accounting treatment, the derivative instrument would continue to be carried on the balance sheet at fair value until settled and future adjustments to the derivative instrument's fair value would be recognized in Net income (loss) immediately. If a forecasted equipment purchase was no longer probable to occur, amounts previously deferred in Accumulated other comprehensive income (loss) would be recognized immediately in Net income (loss). See Note 8 for additional information.
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
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), was issued in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in an entity's balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of being presented as a deferred charge in the balance sheet. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. During the quarter ended March 31, 2016, we retrospectively adopted ASU 2015-03, which resulted in a reclassification of $3.2 million of debt issuance costs related to our Senior Notes (as defined in Note 3) from Other assets to Long-term debt as of December 31, 2015.
ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") was issued in August 2015 to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-15. Our adoption of this ASU in the first quarter of 2016 did not have a material impact on our consolidated financial statements.
ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), was issued in May 2015. This ASU removes the requirement to categorize within the fair value hierarchy table investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share ("NAV") or its equivalent. ASU 2015-07 requires that these investments continue to be shown in the fair value disclosure in order to allow the disclosure to reconcile to the investment amount presented in the balance sheet. Our retrospective adoption of this ASU in the first quarter of 2016 did not have a material impact on our consolidated financial statements.

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
ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), was issued in November 2015. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU does not, however, change the existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. During the quarter ended March 31, 2016, we early adopted this ASU on a prospective basis. As such, prior periods were not retrospectively adjusted.
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 becomes effective for us in the first quarter of 2019. We are currently evaluating whether to early adopt the standard and what impact it will have on our consolidated financial statements, which we expect will be material.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), was issued in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 becomes effective for us in the first quarter of 2017. We early adopted ASU 2016-09 during the quarter ended March 31, 2016. See Note 4 and Note 6 for a discussion on the impact of our adoption of ASU 2016-09.
2. Supplemental Balance Sheet Information

	March 31, 2016	December 31, 2015
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$34.5	$40.3
Commercial paper	36.2	32.2
Total	$70.7	$72.5

Trade Receivables – Net
Billed trade receivables	$139.4	$116.8
Unbilled trade receivables	0.2	0.7
Trade receivables, gross	139.6	117.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$138.8	$116.7

Inventories
Finished products	$66.8	$79.5
Work-in-process	73.4	63.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2016	December 31, 2015
	(In millions of dollars)
Raw materials	46.7	53.4
Operating supplies and repair and maintenance parts	23.7	23.1
Total	$210.6	$219.6

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$1.4	$1.5
Current deferred tax assets[1]	—	49.6
Prepaid taxes	3.3	—
Prepaid insurance	1.1	1.9
Short-term restricted cash	0.3	0.3
Other	3.0	3.4
Total	$9.1	$56.7

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	72.5	71.8
Machinery and equipment	559.3	549.0
Construction in progress	54.8	48.5
Property, plant and equipment – gross	709.3	692.0
Accumulated depreciation	(205.1)	(196.9)
Assets held for sale	0.3	0.3
Property, plant and equipment – net	$504.5	$495.4

Other Assets
Restricted cash	$10.9	$10.9
Deferred financing costs on Revolving Credit Facility	1.1	1.3
Deferred compensation plan assets	7.3	7.3
Derivative assets – Notes 8 and 9	0.2	0.1
Total	$19.5	$19.6

Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$10.3	$14.1
Uncleared cash disbursements	10.0	8.0
Accrued income taxes and taxes payable	8.6	3.1
Accrued annual contribution to VEBAs	—	19.6
Accrued contingent contribution to Union VEBA – Note 5	17.1	—
Short-term environmental accrual – Note 7	1.3	1.6
Accrued interest	5.5	1.5
Short-term deferred revenue	0.8	1.2
Other	2.9	3.6
Total	$56.5	$52.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2016	December 31, 2015
	(In millions of dollars)
Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$1.7	$2.1
Income tax liabilities	0.8	0.7
Workers' compensation accruals	24.1	21.7
Long-term environmental accrual – Note 7	16.8	17.0
Long-term asset retirement obligations	4.9	4.8
Deferred compensation liability	7.8	7.7
Long-term deferred revenue	0.3	0.3
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	12.8	29.9
Other long-term liabilities	3.2	3.2
Total	$72.5	$87.5
____________

[1]	See Note 4 for discussion of our adoption of ASU 2015-17.
3. Debt and Credit Facility
Senior Notes
In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("Senior Notes") at 100% of the principal amount. During 2015, we repurchased $27.2 million aggregate principal amount of our Senior Notes for 107.5% of the face value. As of both March 31, 2016 and December 31, 2015, $197.8 million aggregate principal amount of our Senior Notes remained outstanding. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.3 million and $4.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. We may redeem the Senior Notes at our option in whole or part at any time on or after June 1, 2016 at a redemption price of 104.125% of the principal amount, declining to 102.0625% of the principal amount on or after June 1, 2017 and declining further to 100% of the principal amount on or after June 1, 2018, in each case plus any accrued and unpaid interest.
The fair value of the outstanding Senior Notes at March 31, 2016 and December 31, 2015 was approximately $205.7 million and $207.3 million, respectively. See Note 9 for information relating to the estimated fair value of the Senior Notes.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $299.1 million of borrowing availability under the Revolving Credit Facility at March 31, 2016, based on the borrowing base determination then in effect. At March 31, 2016, there were no borrowings under the Revolving Credit Facility and $7.3 million was being used to support outstanding letters of credit, leaving $291.8 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 3.75% at March 31, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Income Tax Matters
The provision for (benefit from) incomes taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Domestic	$14.9	$(175.8)
Foreign	0.2	—
Total	$15.1	$(175.8)
The income tax provision (benefit) for the quarters ended March 31, 2016 and March 31, 2015 was $15.1 million and $(175.8) million, reflecting an effective tax rate of 36.5% and 37.6%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2016 was due to (i) a decrease of $0.7 million for the recognition of excess tax benefits from stock compensation, resulting in a 1.7% decrease to the blended statutory tax rate, which was partially offset by (ii) an increase of $0.3 million to the valuation allowance for certain state net operating losses, resulting in a 0.7% increase to the blended statutory tax rate. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2015.
The $175.8 million income tax benefit for the quarter ended March 31, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements. See Note 5 for disclosure regarding employee benefits.
Our gross unrecognized benefits relating to uncertain tax positions were $1.7 million at March 31, 2016 and December 31, 2015, respectively, of which, $0.6 million would be recorded through our income tax provision and thus impact the effective tax rate at March 31, 2016 and December 31, 2015, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have recorded a cumulative-effect adjustment of $0.7 million through Retained earnings and Deferred tax assets – net during the quarter ended March 31, 2016 to record excess tax benefits not previously recognized.
5. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW") and the International Association of Machinists and certain other unions at certain of our production facilities; (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and salaried and certain hourly non-bargaining unit employees; (iii) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility; and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan.
VEBA Postretirement Obligations. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the "Union VEBA") or a VEBA that provides healthcare related benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the "Salaried VEBA" and, together with the Union VEBA, "VEBAs"). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service.
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution based on the contribution formula discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

the year ended December 31, 2015. The variable cash contribution obligation to the Union VEBA expires in September 2017, while the obligation to the Salaried VEBA has no express termination date. The variable contribution for 2015 was $19.5 million (comprised of $16.7 million to the Union VEBA and $2.8 million to the Salaried VEBA). These amounts were paid during the first quarter of 2016. We treat the Salaried VEBA as a defined benefit plan in our financial statements.
In the quarter ended March 31, 2015, after determining that our obligation to make annual variable contributions to the Union VEBA would expire as of September 2017, we terminated defined benefit plan accounting for the Union VEBA. This resulted in a non-cash loss of $307.8 million, net of a $184.4 million tax benefit, as we removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheet. We have recorded the estimated liability for the remaining variable cash contributions in Other accrued liabilities and Long-term liabilities (see Note 2). Our aggregate estimate of $29.9 million for the amounts due for the 2016 variable cash contribution (to be paid in 2017) and the variable contribution for the first nine months of 2017 (to be paid in 2018) is subject to change based on our actual cash flow for each respective calendar year. We review the estimated liability quarterly and reflect any changes in our Operating income (loss).
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2016 and March 31, 2015. The following table presents the components of net periodic benefit cost for the Salaried VEBA and charges relating to all other employee benefit plans for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Salaried VEBA:
Service cost[1]	$—	$—
Interest cost	0.7	0.7
Expected return on plan assets	(1.0)	(1.1)
Amortization of prior service cost	1.0	0.7
Amortization of net actuarial loss	0.1	0.3
Total net periodic postretirement benefit cost relating to Salaried VEBA	0.8	0.6
(Gain) loss on removal of Union VEBA net assets	(0.1)	492.2
Other employee benefit plans:
Deferred compensation plan	0.1	0.4
Defined contribution plans	4.0	4.0
Multiemployer pension plans	1.1	0.9
Total other employee benefit plans	$5.2	$5.3
Total	$5.9	$498.1
____________

[1]	The service cost was insignificant for all periods presented.
The following table presents the allocation of the charges (income) detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended
	March 31,
	2016	2015
Fabricated Products	$4.7	$4.6
All Other	1.2	493.5
Total	$5.9	$498.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For all periods presented, Net periodic postretirement benefit cost relating to the Salaried VEBA and the (Gain) loss on removal of Union VEBA net assets were included within All Other. Further, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2016, we had a liability of $4.9 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the first quarter performance period of our 2016 STI Plans.
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (as amended, "Equity Incentive Plan"). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At March 31, 2016, 603,810 common shares were available for additional awards under the Equity Incentive Plan.
Non-vested Common Shares and Restricted Stock Units. We grant non-vested common shares and restricted stock units to our non-employee directors, executive officers and other key employees. The restricted stock units have rights similar to the rights of non-vested common shares and each restricted stock unit that becomes vested entitles the recipient to receive one common share. For both non-vested common shares and restricted stock units, the service period is generally one year for non-employee directors and three years for executive officers and other key employees.
In addition to non-vested common shares and restricted stock units, we grant performance shares to executive officers and other key employees. Each performance share that becomes vested entitles the recipient to receive one common share. Performance shares granted in 2014 and 2015 ("TSR-Based Performance Shares") are subject to performance conditions pertaining to our total shareholder return ("TSR") over a three-year performance period compared to the TSR of a specified group of peer companies. The number of TSR-Based Performance Shares that will ultimately vest under both the 2014-2016 and 2015-2017 LTI Plans and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the percentile ranking of our TSR compared to the group of peer companies. Performance shares granted in 2016 consist of TSR-Based Performance Shares and performance shares subject to performance requirements ("CP-Based Performance Shares") pertaining to our cost performance as set forth in the 2016 LTI Program. The number of CP-Based Performance Shares that will ultimately vest and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the average annual cost performance achieved for the specified three-year performance period.
During the first quarter of 2016, performance shares granted in 2013 ("EVA-Based Performance Shares") under the 2013-2015 LTI Program became fully vested (see "Summary of Activity" below). The EVA-Based Performance Shares were subject to performance conditions pertaining to our EVA performance, measured over the three-year performance period. The number of EVA-Based Performance Shares that vested and resulted in the issuance of common shares was dependent on the average annual EVA achieved for the specified three-year performance period.
The vesting of performance shares resulting in the issuance and delivery of common shares, if any, under the 2014-2016 and 2015-2017 LTI Programs will occur in 2017 and 2018, respectively.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $0.8 million during the quarter ended March 31, 2016 to reduce our December 31, 2015 Retained earnings and increase our December 31, 2015 Additional paid in capital balances. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. We are now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and we have adopted this change prospectively. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where we had previously classified these items. This change, therefore, did not impact our financial statements.
Non-Cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Non-vested common shares and restricted stock units	$1.1	$1.1
EVA-Based Performance Shares	0.3	0.4
TSR-Based Performance Shares	1.1	0.6
CP-Based Performance Shares	$0.1	$—
Total non-cash compensation expense	$2.6	$2.1
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Fabricated Products	$0.8	$0.7
All Other	1.8	1.4
Total non-cash compensation expense	$2.6	$2.1
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of March 31, 2016:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$8.3	2.3
CP-Based Performance Shares	$4.7	2.9
TSR-Based Performance Shares	$10.5	2.2
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares, CP-Based Performance Shares and TSR-Based Performance Shares for the quarter ended March 31, 2016 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		CP-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	156,553	$67.20	5,521	$66.64	155,105	$57.76	—	$—	299,877	$89.43
Granted[1]	—	—	52,705	74.49	—	—	63,983	80.46	95,974	93.02
Vested	(38,812)	60.75	(1,762)	63.18	(49,611)	57.76	—	—	—	—
Forfeited[1]	(172)	68.99	(165)	74.49	—	—	(164)	80.46	(1,115)	90.06
Canceled[1]	—	—	—	—	(105,494)	57.76	—	—	—	—
Outstanding at March 31, 2016	117,569	$69.33	56,299	$74.07	—	$—	63,819	$80.46	394,736	$90.30
____________

[1]
For EVA-Based Performance Shares, CP-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended
	March 31,
	2016	2015
Non-vested common shares	$—	$69.83
Restricted stock units	$74.49	$69.83
CP-Based Performance Shares	$80.46	$—
TSR-Based Performance Shares	$93.02	$95.68
Stock Options. We had 16,645 fully-vested stock options outstanding as of March 31, 2016 and December 31, 2015, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 1.00 and 1.25 years, respectively. During the quarter ended March 31, 2016, no options were granted, exercised or forfeited.
Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in Net income (loss) as a period expense. Such shares are generally issued during the second quarter of each fiscal year.
Under the Equity Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2016 and March 31, 2015, 35,162 and 33,628 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7. Commitments and Contingencies
 Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 8).
There were no material changes to our scheduled minimum rental commitments and purchase obligations during the quarter ended March 31, 2016.
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
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Spokane, Washington (“Trentwood”) facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin, including the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014 and receiving approval from Washington State Ecology. Also in cooperation with Washington State Ecology, we began construction of a pilot test facility to implement the treatability study and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. As pilot testing has only begun and the success of the new methodology cannot be reasonably determined at this time, it is possible that we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method become available.
During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. Since 2014, we completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As work continues and progresses to a final risk assessment and feasibility study, we will establish and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next nine to 15 months.
At March 31, 2016, our environmental accrual of $18.1 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management's estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $24.7 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.
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
Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. As of March 31, 2016, we had open forward contracts designated as cash flow hedges to purchase euros with maturity dates between two months and 17 months. The notional amounts of these foreign currency forward contracts totaled 4.0 million euros and 4.7 million euros at March 31, 2016 and December 31, 2015, respectively, with an average contract exchange rate of 1.14 euro to US dollar for both periods. The effective portion of the fair value on these instruments is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income (Loss) on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into Net income (loss) during the quarter ended March 31, 2016 and anticipate no material such reclassifications for the next 12 months. For the quarter ended March 31, 2016, we recorded an unrealized gain of $0.2 million on the effective portions of our designated foreign currency cash flow hedges, resulting in an ending loss in Accumulated other comprehensive loss related to the cash flow hedges of $0.1 million at March 31, 2016. We incurred no ineffectiveness on these hedges during the quarter ended March 31, 2016. There were no forward contracts designated as cash flow hedges during the quarter ended March 31, 2015.
Non-Designated Hedges of Operational Risks. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create metal price risk for us. We use third-party hedging instruments to limit exposure to metal price risk related to the metal pass through lag on some of our products and firm-price customer sales contracts. See Note 9 for additional information regarding our material derivative positions relating to hedges of operational risk, and their respective fair values.
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $10.4 million and $14.6 million at March 31, 2016 and December 31, 2015, respectively, and we had no collateral posted as of those dates.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Included in Other Comprehensive Income (Loss):
Unrealized gain:
Foreign Currency	$0.2	$—
Included in Statements of Consolidated Income (Loss):
Realized loss[1]:
Aluminum	(2.7)	(2.7)
Natural Gas	(1.7)	(1.3)
Electricity	—	(0.7)
Total realized loss	$(4.4)	$(4.7)
Unrealized gain (loss)[2]:
Non-designated hedges of operational risk:
Aluminum	$3.2	$(4.2)
Natural Gas	0.8	(0.7)
Electricity	—	0.4
Total non-designated hedges of operational risk	4.0	(4.5)
Option Assets relating to the Convertible Notes[3]	—	10.2
Bifurcated Conversion Feature of the Convertible Notes[3]	—	(10.2)
Total unrealized gain (loss)	$4.0	$(4.5)
______________________

[1]	Realized loss on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Unrealized gain (loss) on hedges of operational risk are recorded within Unrealized (gain) loss on derivative instruments.

[3]	Unrealized gain (loss) on financial derivatives related to our 4.5% unsecured cash convertible senior notes ("Convertible Notes"), which settled in April 2015.
The following table summarizes our material derivative positions at March 31, 2016:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Call option purchase contracts	4/16 through 6/16	2.0
Fixed price purchase contracts	4/16 through 12/17	128.4
Fixed price sales contracts	4/16 through 12/17	2.2
Midwest premium swap contracts[1]	4/16 through 12/17	92.0

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	4/16 through 12/18	7,070,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	5/16 through 8/17	3,950,374
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 79%, 73% and 72% of the expected natural gas purchases for the remainder of 2016, 2017 and 2018 respectively.

We have physical delivery commitments at firm prices covering approximately 54% of our expected electricity purchases for the remainder of 2016 and 2017, and 27% for 2018.
We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding our derivatives by type of counterparty as of March 31, 2016 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$1.0	$—	$1.0	$1.0	$—	$—
Counterparty (with partial netting agreements)	0.6	—	0.6	0.6	$—	$—
Total	$1.6	$—	$1.6	$1.6	$—	$—

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(6.3)	$—	$(6.3)	$(1.0)	$—	$(5.3)
Counterparty (with partial netting agreements)	(5.7)	—	(5.7)	(0.6)	—	(5.1)
Total	$(12.0)	$—	$(12.0)	$(1.6)	$—	$(10.4)

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
Financial assets and liabilities that we measure at fair value as required by GAAP include: (i) our derivative instruments; (ii) the plan assets of the Salaried VEBA and our Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 5). We record certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
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
Salaried VEBA and Canadian Pension Plan Assets. The plan assets of the Salaried VEBA and our Canadian pension plan are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At March 31, 2016, all of our short-term investments had maturity dates within two months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At March 31, 2016 and March 31, 2015, the total unrealized loss, net of tax, included in accumulated other comprehensive loss was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the NAV of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Senior Notes at March 31, 2016 and December 31, 2015 was based on the Senior Notes' trading price and is considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying values).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Call option purchase contracts	$—	$0.2	$—	$0.2
Fixed price purchase contracts	—	0.8	—	0.8
Midwest premium swap contracts	—	—	0.5	0.5

Natural Gas -
Fixed priced purchase contracts	—	0.1	—	0.1

All Other Financial Assets:
Cash and cash equivalents	34.5	36.2	—	70.7
Short-term investments	—	10.0	—	10.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$34.5	$54.6	$0.5	$89.6

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(5.6)	$—	$(5.6)
Midwest premium swap contracts	—	—	(0.3)	(0.3)
Natural Gas – Fixed price purchase contracts	—	(6.1)	—	(6.1)

All Other Financial Liabilities:
Senior Notes	(205.7)	—	—	(205.7)
Total liabilities	$(205.7)	$(11.7)	$(0.3)	$(217.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Call option purchase contracts	$—	$0.2	$—	$0.2
Fixed price purchase contracts	—	0.3	—	0.3
Fixed price sales contracts	—	0.2	—	0.2
Midwest premium swap contracts	—	—	0.9	0.9

All Other Financial Assets:
Cash and cash equivalents	40.3	32.2	—	72.5
Short-term investments	—	30.0	—	30.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$40.3	$70.2	$0.9	$111.4

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(8.9)	$—	$(8.9)
Fixed price sales contracts	—	(0.1)	—	(0.1)
Midwest premium swap contracts	—	—	(0.3)	(0.3)
Natural Gas – Fixed price purchase contracts	—	(6.7)	—	(6.7)

Derivative Instruments (Designated Hedges):
Foreign Currency – Euro forward purchase contracts	—	(0.2)	—	(0.2)

All Other Financial Liabilities:
Senior Notes	(207.3)	—	—	(207.3)
Total liabilities	$(207.3)	$(15.9)	$(0.3)	$(223.5)
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at March 31, 2016 (in millions of dollars)	Valuation technique	Unobservable input	Settlement Period	Range ($ in unit price)
Assets:
Midwest premium contracts	$0.5	Discounted fair value	Forward price curve	Apr-16 through Dec-17	$0.083 per metric ton to $0.084 per metric ton
Liabilities:
Midwest premium contracts	$(0.3)	Discounted fair value	Forward price curve	Apr-16 through Jun-17	$0.083 per metric ton to $0.084 per metric ton
The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis (in millions of dollars):

Level 3
Fair value measurement at December 31, 2015	$0.6
Total realized/unrealized (loss) included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized loss on derivative instruments	—
Transactions involving Level 3 derivative contracts:
Purchases	(0.1)
Sales	—
Issuances	—
Settlements	(0.3)
Transactions involving Level 3 derivatives – net	(0.4)
Transfers in and/or out of Level 3 valuation hierarchy	—
Fair value measurement at March 31, 2016	$0.2

Total gain included in Unrealized (gain) loss on derivative instruments, attributable to the change in unrealized gain/loss relating to derivative contracts held at March 31, 2016:	$(0.1)
Fair Values of Non-Financial Assets and Liabilities
We concluded that none of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarters ended March 31, 2016 and March 31, 2015.
10. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended
	March 31,
	2016	2015
Numerator:
Net income (loss)	$26.3	$(292.2)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,864	17,344
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	336	—
Diluted[2]	18,200	17,344

Net income (loss) per common share, Basic:	$1.47	$(16.85)
Net income (loss) per common share, Diluted:	$1.44	$(16.85)
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters ended March 31, 2016 and March 31, 2015 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended
	March 31,
	2016	2015
Options to purchase common shares	17	17
Non-vested common shares, restricted stock units and performance shares	33	187
Warrants[1]	—	636
Total excluded	50	840
______________________

[1]
Net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional common shares of our common stock were outstanding at March 31, 2015 at an exercise price of approximately $60.57 per share, and were settled during a period from July 1, 2015 through December 18, 2015.

During the quarter ended March 31, 2016 and March 31, 2015, we paid a total of approximately $8.2 million ($0.45 per common share) and $7.1 million ($0.40 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
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
During the quarters ended March 31, 2016 and March 31, 2015, we repurchased 83,265 shares of common stock (at a weighted-average price of $76.85 per share) and 405,259 shares of common stock at a weighted-average price of $74.05 per share, respectively, pursuant to the stock repurchase program. The total cost of $6.4 million and $30.0 million was recorded as Treasury stock during the quarters ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016, $116.9 million were available to repurchase our common shares pursuant to the stock repurchase program.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength ("Aero/HS products"), automotive ("Automotive Extrusions"), general engineering ("GE products") and other industrial end market applications ("Other products"). We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At March 31, 2016, approximately 63% of our employees were covered by collective bargaining agreements and approximately 6% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from March 31, 2016.
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
The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Net sales:
Fabricated Products	$343.2	$371.7
Segment operating income (loss):
Fabricated Products[1]	$57.9	$44.9
All Other[2]	(13.1)	(503.5)
Total operating income (loss)	$44.8	$(458.6)
Interest expense	(3.7)	(9.8)
Other income, net	0.3	0.4
Income (loss) before income taxes	$41.4	$(468.0)
Depreciation and amortization:
Fabricated Products	$8.6	$7.9
All Other	0.1	0.1
Total depreciation and amortization	$8.7	$8.0
Capital expenditures:
Fabricated Products	$25.8	$11.2
All Other	0.1	0.1
Total capital expenditures	$25.9	$11.3
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market gain (loss) on primary aluminum, natural gas, electricity and foreign currency hedging activities, which totaled $4.0 million and $(4.5) million for the quarters ended March 31, 2016 and March 31, 2015, respectively. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included Net periodic postretirement benefit cost of $0.8 million and $0.6 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. Additionally, operating loss in All Other included (gain) loss on removal of Union VEBA net assets of $(0.1) million and $492.2 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. See Note 5 for further details.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2016	December 31, 2015
Assets:
Fabricated Products	$932.5	$904.7
All Other[1]	304.1	342.9
Total assets	$1,236.6	$1,247.6
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 9) and net deferred income tax assets.
Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Net sales:
Aero/HS products	$176.9	$180.3
Automotive Extrusions	48.4	50.1
GE products	105.4	119.1
Other products	12.5	22.2
Total net sales	$343.2	$371.7
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Income taxes paid:
Fabricated Products –
United States	$0.1	$0.1
Canada	0.2	0.9
Total income taxes paid	$0.3	$1.0
The aggregate foreign currency transaction gain (loss) included in determining net income were immaterial for the quarters ended March 31, 2016 and March 31, 2015.
For the quarter ended March 31, 2016, one customer represented 25% and another represented 10% of Fabricated Products Net sales. For the quarter ended March 31, 2015, one customer represented 23% and another represented 10% of Fabricated Products Net Sales.
At March 31, 2016, one customer represented 19% and one other individual customer represented 12% of the trade receivables balance. Two individual customers accounted for 17% of the trade receivables balance at December 31, 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Information for delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended
	March 31,
	2016	2015
Percentage of total primary aluminum supply (lbs):
Supply from the Company's top five major suppliers	83%	75%
Supply from the Company's largest supplier	30%	29%
Supply from the Company's second and third largest suppliers	35%	29%
12. Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2016	2015
	(In millions of dollars)
Interest paid	$0.3	$0.1
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.1	$1.8
Unpaid purchases of property and equipment	$2.0	$1.3
13. Other Income, Net
Other income, net consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2016	2015
Interest income	$0.1	$0.2
Realized gain on investments	—	0.3
All other income (expense), net	0.2	(0.1)
Other income, net	$0.3	$0.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of other comprehensive income for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended March 31, 2016
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.1	$—	$0.1
Amortization of prior service cost[1]	1.0	(0.4)	0.6
Other comprehensive income relating to Salaried VEBA	1.1	(0.4)	0.7
Foreign currency translation gain on Canadian pension plan	0.1	—	0.1
Unrealized gain on foreign currency cash flow hedges	0.2	(0.1)	0.1
Other comprehensive income	$1.4	$(0.5)	$0.9

Quarter Ended March 31, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	0.7	(0.3)	0.4
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	107.6	(40.8)	66.8
Available for sale securities:
Reclassification of unrealized loss upon sale of available for sale securities[2]	0.1	(0.1)	—
Other comprehensive income relating to available for sale securities	0.1	(0.1)	—
Foreign currency translation gain	0.1	—	0.1
Other comprehensive income	$107.8	$(40.9)	$66.9
________________

[1]
Amounts reclassified out of Accumulated other comprehensive loss relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to the Salaried VEBA.

[2]
Amounts reclassified out of Accumulated other comprehensive loss relating to sales of available for sale securities were included as a component of Other (expense) income, net. We use the specific identification method to determine the amount reclassified out of Accumulated other comprehensive loss.

[3]	Income tax amounts reclassified out of Accumulated other comprehensive loss were included as a component of Income tax (provision) benefit.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

15. Condensed Guarantor and Non-Guarantor Financial Information
Our Senior Notes were issued pursuant to an indenture dated May 23, 2012 ("Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of March 31, 2016 and December 31, 2015, and for the quarters ended March 31, 2016 and March 31, 2015 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis; (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in our subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$69.1	$1.6	$—	$70.7
Short-term investments	—	10.0	—	—	10.0
Receivables:
Trade receivables – net	—	134.0	4.8	—	138.8
Intercompany receivables	93.6	23.1	1.3	(118.0)	—
Other	—	5.9	2.7	—	8.6
Inventories	—	208.3	5.8	(3.5)	210.6
Prepaid expenses and other current assets	0.1	8.5	0.8	(0.3)	9.1
Total current assets	93.7	458.9	17.0	(121.8)	447.8
Investments in and advances to subsidiaries	912.8	32.0	—	(944.8)	—
Property, plant and equipment – net	—	473.1	31.4	—	504.5
Long-term intercompany receivables	—	—	3.9	(3.9)	—
Deferred tax assets – net	—	190.5	—	7.0	197.5
Intangible assets – net	—	30.1	—	—	30.1
Goodwill	—	37.2	—	—	37.2
Other assets	—	19.4	0.1	—	19.5
Total	$1,006.5	$1,241.2	$52.4	$(1,063.5)	$1,236.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$0.6	$64.6	$5.0	$—	$70.2
Intercompany payable	17.9	99.3	4.5	(121.7)	—
Accrued salaries, wages and related expenses	—	32.4	1.5	—	33.9
Other accrued liabilities	5.4	51.3	0.2	(0.4)	56.5
Short-term capital leases	—	0.1	—	—	0.1
Total current liabilities	23.9	247.7	11.2	(122.1)	160.7
Net liabilities of Salaried VEBA	—	18.7	—	—	18.7
Deferred tax liabilities	—	—	2.1	—	2.1
Long-term intercompany payable	—	3.9	—	(3.9)	—
Long-term liabilities	—	66.2	6.3	—	72.5
Long-term debt	194.8	—	—	—	194.8
Total liabilities	218.7	336.5	19.6	(126.0)	448.8

Total stockholders' equity	787.8	904.7	32.8	(937.5)	787.8
Total	$1,006.5	$1,241.2	$52.4	$(1,063.5)	$1,236.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$72.2	$0.3	$—	$72.5
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables – net	—	114.0	2.7	—	116.7
Intercompany receivables	—	111.2	1.1	(112.3)	—
Other	—	3.8	2.3	—	6.1
Inventories	—	216.3	6.6	(3.3)	219.6
Prepaid expenses and other current assets	0.2	56.2	1.7	(1.4)	56.7
Total current assets	0.2	603.7	14.7	(117.0)	501.6
Investments in and advances to subsidiaries	1,077.2	31.4	—	(1,108.6)	—
Property, plant and equipment – net	—	464.3	31.1	—	495.4
Long-term intercompany receivables	—	—	3.1	(3.1)	—
Deferred tax assets – net	—	156.3	—	7.0	163.3
Intangible assets – net	—	30.5	—	—	30.5
Goodwill	—	37.2	—	—	37.2
Other assets	—	19.5	0.1	—	19.6
Total	$1,077.4	$1,342.9	$49.0	$(1,221.7)	$1,247.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$0.5	$73.6	$2.6	$—	$76.7
Intercompany payable	106.5	14.8	4.0	(125.3)	—
Accrued salaries, wages and related expenses	—	38.3	1.5	—	39.8
Other accrued liabilities	1.4	52.3	0.4	(1.4)	52.7
Short-term capital leases	—	0.1	—	—	0.1
Total current liabilities	108.4	179.1	8.5	(126.7)	169.3
Net liabilities of Salaried VEBA	—	19.0	—	—	19.0
Deferred tax liabilities	—	—	2.1	—	2.1
Long-term intercompany payable	—	3.1	—	(3.1)	—
Long-term liabilities	—	81.3	6.2	—	87.5
Long-term debt	194.6	—	—	—	194.6
Total liabilities	303.0	282.5	16.8	(129.8)	472.5

Total stockholders' equity	774.4	1,060.4	32.2	(1,091.9)	775.1
Total	$1,077.4	$1,342.9	$49.0	$(1,221.7)	$1,247.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
Quarter Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$335.7	$26.4	$(18.9)	$343.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	257.1	23.1	(18.2)	262.0
Lower of cost or market inventory write-down	—	4.9	—	—	4.9
Unrealized gain on derivative instruments	—	(4.0)	—	—	(4.0)
Depreciation and amortization	—	8.2	0.5	—	8.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.8	23.6	2.2	(0.5)	26.1
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.8	—	—	0.8
Gain on removal of Union VEBA net assets	—	(0.1)	—	—	(0.1)
Total selling, general, administrative, research and development	0.8	24.3	2.2	(0.5)	26.8
Total costs and expenses	0.8	290.5	25.8	(18.7)	298.4
Operating (loss) income	(0.8)	45.2	0.6	(0.2)	44.8
Other (expense) income:
Interest expense	(4.3)	0.6	—	—	(3.7)
Other (expense) income, net	—	0.3	—	—	0.3
Income (loss) before income taxes	(5.1)	46.1	0.6	(0.2)	41.4
Income tax (provision) benefit	—	(16.9)	(0.2)	2.0	(15.1)
Earnings (loss) in equity of subsidiaries	31.4	0.3	—	(31.7)	—
Net income (loss)	$26.3	$29.5	$0.4	$(29.9)	$26.3

Comprehensive income	$27.2	$30.3	$0.5	$(30.8)	$27.2

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Three Months Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities[1]	$17.2	$201.4	$2.7	$(200.0)	$21.3
Cash flows from investing activities:
Capital expenditures	—	(25.3)	(0.6)	—	(25.9)
Proceeds from disposition of available for sale securities	—	20.0	—	—	20.0
Net cash used in investing activities	—	(5.3)	(0.6)	—	(5.9)
Cash flows from financing activities:
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.7)	—	—	—	(2.7)
Repurchase of common stock	(6.3)	—	—	—	(6.3)
Cash dividends paid to stockholders	(8.2)	—	—	—	(8.2)
Cash dividends paid to Parent	—	(200.0)	—	200.0	—
Intercompany loan	—	0.8	(0.8)	—	—
Net cash (used in) provided by financing activities	(17.2)	(199.2)	(0.8)	200.0	(17.2)
Net (decrease) increase in cash and cash equivalents during the period	—	(3.1)	1.3	—	(1.8)
Cash and cash equivalents at beginning of period	—	72.2	0.3	—	72.5
Cash and cash equivalents at end of period	$—	$69.1	$1.6	$—	$70.7
________________

[1]
The Guarantor Subsidiaries’ Net cash provided by operating activities reflects a decrease in current Intercompany receivables from the Parent and an increase in current Intercompany payable to the Parent related to the $200.0 million dividend made by the Guarantor Subsidiaries to the Parent.  The dividend to the Parent and intercompany activity is eliminated within the consolidating adjustments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Three Months Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$37.8	$(32.7)	$2.3	$—	$7.4
Cash flows from investing activities:
Capital expenditures	—	(6.7)	(4.6)	—	(11.3)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	77.3	(4.6)	—	72.7
Cash flows from financing activities:
Payment of capital lease liability	—	(0.1)	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.0	—	—	1.0
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.5)	—	—	—	(2.5)
Repurchase of common stock	(28.2)	—	—	—	(28.2)
Cash dividend paid to stockholders	(7.1)	—	—	—	(7.1)
Intercompany loan	—	(1.9)	1.9	—	—
Net cash (used in) provided by financing activities	(37.8)	(1.0)	1.9	—	(36.9)
Net increase (decrease) in cash and cash equivalents during the period	—	43.6	(0.4)	—	43.2
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$218.9	$2.0	$—	$220.9
16. Subsequent Events
Tax Asset Protection Rights Agreement. On April 7, 2016 our Board of Directors adopted a Tax Asset Protection Rights Plan ("Rights Plan") designed to preserve our ability to utilize without limitation our net operating loss carryforwards and other significant tax attributes to offset future taxable income. The Rights Plan was adopted because certain stock transfer restrictions designed to preserve our tax benefits currently contained in our certificate of incorporation are scheduled to expire on July 6, 2016. At our 2016 Annual Meeting of Stockholders, we intend to seek stockholder approval of the Rights Plan, as well as stockholder approval of an amendment to our certificate of incorporation that would implement stock transfer restrictions to replace those that are expiring.
Preferred Stock. In connection with the Rights Plan, our Board of Directors declared a dividend, payable April 22, 2016, of a right (a "Right") to purchase one Series A Junior Participating Preferred Stock (the "Series A Preferred") for each outstanding share of our common stock, par value $0.01 per share. The number of shares constituting Series A Preferred, par value $0.01 per share, is 900,000. If the Rights become exercisable, each Right would allow its holder to purchase one one-hundredth of a share of our Series A Preferred for a purchase price of $400.00. Each fractional share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.
The Rights will not be exercisable until the earlier of: (i) 10 days after a public announcement by us that a person or group has become an acquiring person and (ii) 10 business days (or a later date determined by our board of directors) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring Person.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Until the date that the Rights become exercisable (the "Distribution Date"), common stock certificates will also evidence the Rights and will contain a notation to that effect. Any transfer of shares of common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights will separate from the common stock and be evidenced by Right certificates, which we will mail to all holders of Rights that have not become void. After the Distribution Date, if a person or group already is or becomes an acquiring person, all holders of Rights, except the acquiring person, may exercise their Rights upon payment of the purchase price to purchase shares of common stock (or other securities or assets as determined by the Board of Directors) with a market value of two times the purchase price (a "Flip-in Event"). After the Distribution Date, if a Flip-in Event has already occurred and we are acquired in a merger or similar transaction, all holders of Rights except the acquiring person may exercise their Rights upon payment of the purchase price, to purchase shares of the acquiring or other appropriate entity with a market value of two times the purchase price of the Rights. Rights may be exercised to purchase Series A Preferred only after the Distribution Date occurs and prior to the occurrence of a Flip-in Event as described above. A Distribution Date resulting from the commencement of a tender offer or exchange offer as described in (ii) above could precede the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase Series A Preferred. A Distribution Date resulting from any occurrence described in (i) above would necessarily follow the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase shares of our common stock (or other securities or assets) as described above. Additional information regarding the Rights Plan is contained in the Current Report on Form 8-K and in the Registration Statement on Form 8-A, both filed by the Company with the SEC on April 8, 2016.
Dividend Declaration. On April 15, 2016, we announced that our Board of Directors declared a cash dividend of $0.45 per common share or approximately $8.1 million (including dividend equivalents), which will be paid on or about May 13, 2016 to stockholders of record at the close of business on April 25, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management's strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2016;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes thereto included under Part I, Item 1. "Financial Statements" included in this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2015.
In the discussion of operating results below, we refer to certain items as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized-mark-to-market gain or loss on derivatives related to fluctuations in underlying metal prices and energy prices and currency exchange rates, lower of cost or market inventory write-downs and gain or loss related to the voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility. We purchase primary and scrap aluminum, our main raw material, at prices that fluctuate on a monthly basis, and we use pricing policies that generally allow us to pass metal cost fluctuations through to our customers. For some of our higher value added products sold on a spot basis, however, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we often enter into firm-price customer sales agreements that specify the underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us which we mitigate through a hedging program. Our pricing policies and hedging program are designed to largely mitigate the impact on our profitability as a result of fluctuations in underlying metal price. As such, we provide information regarding value added revenue, which represents Net sales less the Hedged Cost of Alloyed Metal. Hedged Cost of Alloyed Metal is our Midwest Transaction Price of aluminum ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, plus the cost of alloying elements plus any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Value added revenue (including average realized value added revenue and value added revenue of the product categories of our Fabricated Products segment) is worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see "Results of Operations - Segment and Business Unit Information" below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products").
At March 31, 2016, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $343.2 million on shipments of approximately 159.3 million pounds of semi-fabricated aluminum products during the quarter ended March 31, 2016.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal service centers. We have a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
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
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and sequestration of spending by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. We expect the production of the F-35, or Joint Strike Fighter to continue to be a demand driver for our Aero/HS products.
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
Highlights of the quarter ended March 31, 2016 include:

•
Continued strength in underlying demand for aerospace applications with improved aerospace plate shipments and recovery in sales of our long products following destocking that occurred during the fourth quarter of 2015;

•	Strong sales price and margins due to rich product mix, continued benefits of selective spot price increases we put in place in 2015, and lower contained metal costs;

•	Higher sales for Automotive Extrusions driven by shipments of chassis and structural applications on programs that launched during 2015;

•	Continued improvement in underlying cost and manufacturing efficiency;

•	Lower of cost or market inventory write-down of $4.9 million due primarily to a reduction of sales price on firm-priced contracts and a decrease in conversion costs;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $372.5 million, with no borrowings under the revolving credit facility, as of March 31, 2016;

•	Declaration and payment of a regular dividend of $0.45 per common share, or $8.2 million; and

•	Repurchase of 83,265 shares of our common stock at the weighted average price per share of $76.85.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $343.2 million and $371.7 million for the quarters ended March 31, 2016 and March 31, 2015, respectively, reflecting a 9% decrease in average realized sales price per pound, partially offset by a slight increase in Fabricated Products segment shipment volume. The decrease in average realized sales price per pound reflected a 25% decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a 6% increase in average value added revenue per pound. The increase in average value added revenue per pound reflected continued benefits of pricing improvements on some Aero/HS products, the benefit from lower contained metal prices on some high value added products and a more favorable shipment mix of Aero/HS products sold. The slight increase in Fabricated Products segment shipment volume was due primarily to: (i) a 2.4 million pound, or 11%, increase in Automotive Extrusions shipments, which reflected ongoing shipments on new programs that launched during the latter part of 2015, including significant volumes shipped with respect to programs supporting Ford’s aluminum-intensive F-150 platform; (ii) a 2.7 million pound, or 5% increase in GE products and (iii) a 1.8 million pound, or 3% increase in Aero/HS products, due to throughput enhancements from our investments at Trentwood and a recovery in long products following destocking in the fourth quarter of 2015, partially offset by a 5.5 million pound, or 41% decrease in Other products as a result of positioning our capacity for growth in strategic applications.
The price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium which fluctuates in response to the aluminum supply/demand dynamics in North America. Fluctuation in the Midwest Price for primary aluminum does not necessarily directly impact profitability because: (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm-price sales agreements limit our losses, as well as gains, from primary metal price changes. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarters ended March 31, 2016 and March 31, 2015 was $0.69 + $0.09 and $0.82 + $0.22, respectively. At April 18, 2016, the LME plus Midwest premium transaction price per pound was $0.70 + $0.08.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2016 totaled $262.0 million, or 76% of Net sales, compared to $302.3 million, or 81% of Net sales, for the quarter ended March 31, 2015. The decrease of $40.3 million was comprised of: (i) a $42.0 million decrease in Hedged Cost of Alloyed Metal and (ii) higher specific costs in the quarter ended March 31, 2015 related to signing bonuses paid upon labor agreement ratifications and excess freight costs of $1.1 million and $0.9 million, respectively, partially offset by $2.0 million of higher net manufacturing conversion and other costs and $1.8 million of higher planned major maintenance expense. Of the $42.0 million decrease in Hedged Cost of Alloyed Metal, $43.6 million was due to lower hedged metal prices, partially offset by $1.5 million of higher shipment volume, as discussed in "Net Sales" above. The increase in net manufacturing conversion and other costs primarily reflected $1.9 million of higher conversion costs due to the impact of higher shipment volume. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2016 and March 31, 2015.
Lower of Cost or Market Inventory Write-Down. We recorded a lower of cost or market inventory write-down of $4.9 million in the quarter ended March 31, 2016, predominantly as a result of a decrease in our net realizable value of inventory (less a normal profit margin).
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $26.1 million and $22.7 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. The increase was due primarily to: (i) a $2.1 million increase in our short-term incentive compensation based on improved performance factor modifiers; (ii) a $0.5 million increase in our long-term incentive compensation; (iii) a $0.4 million increase in salaries and benefits and (iv) a $0.2 million increase in workers' compensation costs.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. Net periodic postretirement benefit cost relating to Salaried VEBA totaled $0.8 million and $0.6 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA.
(Gain) Loss on Removal of Union VEBA Net Assets. (Gain) loss on removal of Union VEBA net assets was ($0.1) million and $492.2 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. Loss on removal of Union VEBA net assets for the quarter ended March 31, 2015 was due to the removal of the Union VEBA's plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements during the quarter ended March 31, 2015 as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The loss on the removal of Union VEBA net assets included a $45.4 million accrual for the estimated variable contributions to be paid with respect to 2015, 2016 and 2017. Because the amount of each annual variable cash contribution is subject to change based on our actual cash flow for each respective calendar year, we review the estimated liability for the remaining variable cash contributions quarterly and reflect changes in our Operating (loss) income. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 8.25% senior notes due 2020 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $3.7 million and $9.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively, net of $0.9 million and $0.3 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due primarily to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million of the total interest expense for the quarter ended March 31, 2015.
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

Deferred Tax Assets
Our non-current net deferred tax assets were $197.5 million and $163.3 million at March 31, 2016 and December 31, 2015, respectively. The increase in the non-current net deferred tax assets was primarily related to the early adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This was partially offset by a decrease of $14.8 million for the utilization of our net operating losses.
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
Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2016	2015
Segment operating income	$57.9	$44.9
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(0.2)	1.3
Mark-to-market gain (loss) on derivative instruments	4.0	(4.5)
Non-cash lower of cost or market inventory write-down[2]	(4.9)	—
Workers' compensation cost due to discounting	—	(0.1)
Environmental expenses[3]	—	(0.4)
Total non-run-rate items	(1.1)	(3.7)
Segment operating income excluding non-run-rate items	$59.0	$48.6
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

[2]
The $4.9 million lower of cost or market inventory write-down during the quarter ended March 31, 2016 was due primarily to a decrease in our net realizable value of inventory (less a normal profit margin).

[3]	See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
As noted above, operating income excluding non-run-rate items for the quarter ended March 31, 2016 was $10.4 million higher than operating income excluding such items for the quarter ended March 31, 2015. Higher operating income excluding non-run-rate items primarily reflected a positive sales impact of $13.1 million, partially offset by $1.8 million of higher planned major maintenance expense and an increase of $0.7 million in depreciation expense. The positive sales impact was due primarily to: (i) improved sales margin on certain Aero/HS and GE products reflecting improved spot pricing and lower contained metal costs and (ii) increased shipments of Automotive Extrusions, GE products and Aero/HS products. In addition, an increase of $3.4 million in overhead cost during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was almost entirely offset by a $3.3 million decrease in manufacturing conversion and other costs. Overhead cost increased due to additional resources to support sizable growth in strategic served markets and increased wages. Manufacturing conversion and other costs decreased due primarily to improved manufacturing cost efficiencies in our operations, including benefits derived from recent investments at our Trentwood facility.
The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended March 31,
	2016		2015
Aero/HS Products:
Shipments (mmlbs)	63.7		61.9
	$	$ / lb	$	$ / lb
Net sales	$176.9	$2.78	$180.3	$2.91
Less: Hedged Cost of Alloyed Metal	(54.3)	(0.86)	(69.1)	(1.11)
Value added revenue	$122.6	$1.92	$111.2	$1.80

Automotive Extrusions:
Shipments (mmlbs)	24.5		22.1
	$	$ / lb	$	$ / lb
Net sales	$48.4	$1.98	$50.1	$2.27
Less: Hedged Cost of Alloyed Metal	(19.7)	(0.81)	(24.4)	(1.11)
Value added revenue	$28.6	$1.17	$25.7	$1.16

GE Products:
Shipments (mmlbs)	63.1		60.4
	$	$ / lb	$	$ / lb
Net sales	$105.4	$1.67	$119.1	$1.97
Less: Hedged Cost of Alloyed Metal	(52.0)	(0.83)	(67.5)	(1.12)
Value added revenue	$53.3	$0.84	$51.6	$0.85

Other Products:
Shipments (mmlbs)	8.0		13.5
	$	$ / lb	$	$ / lb
Net sales	$12.5	$1.56	$22.2	$1.64
Less: Hedged Cost of Alloyed Metal	(6.4)	(0.80)	(13.5)	(1.00)
Value added revenue	$6.1	$0.76	$8.7	$0.64

Total:
Shipments (mmlbs)	159.3		157.9
	$	$ / lb	$	$ / lb
Net sales	$343.2	$2.15	$371.7	$2.35
Less: Hedged Cost of Alloyed Metal	(132.5)	(0.83)	(174.5)	(1.10)
Value added revenue	$210.7	$1.32	$197.2	$1.25
For the quarter ended March 31, 2016, Net sales of Fabricated Products decreased by 8% to $343.2 million, as compared to the quarter ended March 31, 2015, reflecting a 9% decrease in average realized sales price per pound, partially offset by a slight increase in Fabricated Products segment shipment volume as discussed in further detail above in "Consolidated Results of Operations."
Outlook

Our full year 2016 outlook remains unchanged as we anticipate a 3% to 5% year-over-year increase in our total value added revenue driven primarily by sales growth in our aerospace and automotive applications. We also reiterate our outlook for approximately 5% growth in value added revenue for our aerospace and high strength applications, approximately 10% growth in value added revenue for automotive extrusions and relatively flat demand for our general engineering and industrial applications. Year-over-year improvement in operating income (excluding non-run-rate items) is expected to be driven by higher sales volume, increased operating leverage, solid sales margins and continued improvement in manufacturing efficiencies. Import pressure on general engineering plate is expected to continue to negatively impact sales prices and margins through 2016.

All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2016	2015
Operating loss	$(13.1)	$(503.5)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(0.8)	(0.6)
Gain (loss) on removal of Union VEBA net assets[1]	0.1	(492.2)
Total non-run-rate items	(0.7)	(492.8)
Operating loss excluding non-run-rate items	$(12.4)	$(10.7)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.
All Other operating loss excluding non-run-rate items for the quarter ended March 31, 2016 was $1.7 million higher compared to the same period in 2015. The increase was due primarily to an increase of $1.4 million in employee incentive compensation expense and a $0.2 million increase in salaries and benefits.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	March 31, 2016	December 31, 2015
Available cash and cash equivalents	$70.7	$72.5
Short-term investments	10.0	30.0
Net borrowing availability under Revolving Credit Facility after borrowings and letters of credit	291.8	280.8
Total liquidity	$372.5	$383.3
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

In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2016, or as of December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Total cash provided by (used in):
Operating activities:
Fabricated Products	$52.0	$34.1
All Other	(30.7)	(26.7)
Total cash provided by operating activities	$21.3	$7.4
Investing activities:
Fabricated Products	$(25.8)	$(11.2)
All Other	19.9	83.9
Total cash (used in) provided by investing activities	$(5.9)	$72.7
Financing activities:
Fabricated Products	$—	$(0.1)
All Other	(17.2)	(36.8)
Total cash used in financing activities	$(17.2)	$(36.9)
Operating Activities
Fabricated Products – For the quarter ended March 31, 2016, Fabricated Products segment operating activities provided $52.0 million of cash. Cash provided in the quarter ended March 31, 2016 was primarily related to: (i) $57.9 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $4.7 million; (iii) a decrease in inventory of $9.0 million due to a reduction in inventory, as well as a $4.9 million lower of cost or market charge; (iv) an increase in accounts payable and other accrued liabilities of $4.1 million due to an increase in general business activities and the timing of payments, partially offset by an increase in accounts receivable of $24.4 million due primarily to sales made later in the quarter.
Fabricated Products segment operating activities provided $34.1 million of cash during the quarter ended March 31, 2015. Cash provided in the quarter ended March 31, 2015 was primarily related to: (i) $44.9 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $13.2 million; (iii) an increase in accounts payable and other accrued liabilities of $1.8 million due to an increase in general business activities and the timing of payments, partially offset by (iv) an increase in accounts receivable of $19.1 million due primarily to sales made later in the quarter; and (v) an increase in inventory of $3.3 million due primarily to increased shipment volume.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $30.7 million during the quarter ended March 31, 2016 consisted primarily of payments relating to: (i) general and administrative costs of $7.2 million; (ii) an annual variable cash contribution to the VEBAs of $19.5 million with respect to the 2015 year; (iii) our short-term incentive program in the amount of $3.6 million; and (iv) interest on the Revolving Credit Facility of $0.3 million.

Cash used in operating activities of $26.7 million during the quarter ended March 31, 2015 consisted primarily of payments relating to: (i) general and administrative costs of $8.6 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; and (iii) our short-term incentive program in the amount of $3.4 million.
Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2016 was $25.8 million, compared to $11.2 million of cash used during the quarter ended March 31, 2015. Cash used during the quarters ended March 31, 2016 and March 31, 2015 was substantially related to capital expenditures.
All Other – Cash provided by investing activities for All Other was $19.9 million during the quarter ended March 31, 2016 and primarily consisted of proceeds from the disposition of available for sale securities. Cash provided by investing activities for All Other during the quarter ended March 31, 2015 was $83.9 million and primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015.
Financing Activities
Fabricated Products – There was no cash flow activity in financing activities for the quarter ended March 31, 2016. Cash used in financing activities for the quarter ended March 31, 2015 was $0.1 million, relating to the repayment of a capital lease liability.
All Other – Cash used in financing activities during the quarter ended March 31, 2016 was $17.2 million, representing: (i) $6.3 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $8.2 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); and (iii) $2.7 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the quarter ended March 31, 2015 was $36.8 million, representing: (i) $28.2 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $7.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); and (iii) $2.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares. Cash used in financing activities during the quarter ended March 31, 2015 was partially offset by $1.0 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations).

The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 18, 2016	March 31, 2016
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	290.9	299.1
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.3)	(7.3)
Net remaining borrowing availability	$283.6	$291.8
Borrowing rate (if applicable)[1]	3.75%	3.75%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 for mandatory principal and cash interest payments on the outstanding borrowings.
We do not believe that covenants in the indenture governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program. We recently commenced a multi-year, $150.0 million capital investment project at our Trentwood facility focused on: (i) equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency; (ii) modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these aerospace and general engineering products; and (iii) the further expansion of Trentwood's manufacturing capacity. Total capital expenditures were $25.9 million and $11.3 million for the quarter ended March 31, 2016 and March 31, 2015, respectively.
Capital spending during the quarter ended March 31, 2016 was due primarily to capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years and continued spending on the $150.0 million modernization project at our Trentwood facility. The rest of our capital spending was spread among our manufacturing locations on projects expected to continue to reduce operating costs, improve quality, increase capacity or enhance operational security. In 2016, we anticipate capital spending will be in the $60.0 million to $80.0 million range for purposes of: (i) continuing our capacity expansions for Automotive Extrusions; (ii) continued spending on the $150.0 million modernization project at our Trentwood facility; (iii) other manufacturing cost efficiency and quality initiatives; and (iv) sustaining capital spending. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2016 and March 31, 2015, and declared subsequent to March 31, 2016.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition and anticipated cash requirements and covenants contained in the Revolving Credit Facility, the indenture for our 8.25% Senior Notes due 2020, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about restrictions on dividend payments.
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the quarters ended March 31, 2016 and March 31, 2015 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2016 and March 31, 2015 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
Our certificate of incorporation places restrictions on the transfer of our common shares to reduce the risk that an ownership change within the criteria under Section 382 of the Internal Revenue Code of 1986 would jeopardize our ability to fully use our federal income tax attributes. These transfer restrictions will expire in accordance with their terms on July 6, 2016. At our 2016 Annual Meeting of Stockholders, we intend to seek stockholder approval of: (i) an amendment to our certificate of incorporation that would implement stock transfer restrictions to replace those that are expiring and (ii) a Tax Asset Protective Rights Plan (“Rights Plan”) that our Board of Directors adopted on April 7, 2016. Both the amendment to our certificate of incorporation and the Rights Plan are designed to preserve our ability to use our federal income tax attributes without limitations.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
During the quarter ended March 31, 2016, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity and performance incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $19.5 million to the VEBAs during the first quarter of 2016 with respect to 2015.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for more information on purchase obligations we incurred during the quarter ended March 31, 2016.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments, off-balance sheet or other arrangements other than in the ordinary course of business since December 31, 2015.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. We discuss our critical accounting estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in our critical accounting estimates and policies since December 31, 2015.
New Accounting Pronouncements
For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see "New Accounting Pronouncements" in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report.
Available Information
Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission ("SEC") filings, investor events and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC's web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.
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
Aluminum
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report, under "Hedges of Operational Risk" for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
During the quarters ended March 31, 2016 and March 31, 2015, settlements of derivative contracts covering, in millions of pounds, 52.0 and 41.1, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At March 31, 2016, we had derivative contracts with respect to approximately, in millions of pounds, 118.6 and 9.6 to hedge sales to be made in 2016 and 2017, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange market price of aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $12.6 million and $12.9 million on March 31, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million and $0.8 million on March 31, 2016 and

December 31, 2015, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
If we encounter reductions in the price of aluminum and/or if we further encounter a decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmbtu) and electricity prices (per mwh) would impact our 2016 annual operating costs by approximately $3.1 million and $0.4 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of March 31, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 79%, 73% and 72% of the expected natural gas purchases for the remainder of 2016, 2017 and 2018, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $6.7 million and $7.0 million on March 31, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of March 31, 2016, we had physical delivery commitments with firm prices covering approximately 54% of the expected electricity purchases for the remainder of 2016 and 2017, and 27% for 2018.
The balances of such financial instruments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
Foreign Currency
As of March 31, 2016, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. These derivative instruments are designated and qualify as cash flow hedges, therefore periodic gain and loss related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of March 31, 2016, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through August 2017. We estimate that a 10% decrease in the March 31, 2016 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.5 million as of March 31, 2016.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of March 31, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2015.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2016:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2016 - January 31, 2016	—	$—	34,812	$76.67	$120.6
February 1, 2016 - February 29, 2016	2,811	76.25	37,484	75.74	$117.8
March 1, 2016 - March 31, 2016	32,351	80.46	10,969	81.17	$116.9
Total	35,162	$80.12	83,265	$76.85	N/A
__________________________

[1]
Under our equity and performance incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended March 31, 2016, we withheld 35,162 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Of the $116.9 million that as of March 31, 2016 may yet be used to purchase our shares pursuant to the stock repurchase plan, $16.9 million is part of the $75.0 million that was authorized in December 2013 and $100.0 million was authorized in April 2015. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
As discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report, we retrospectively adopted Accounting Standards Update 2015-03, which resulted in the following reclassification adjustments for the period presented related to deferred financing costs (in millions of dollars):

	December 31, 2014 (As Reported)	Adjustments for Retrospective Adoption	December 31, 2014 (As Adjusted)

ASSETS
Current assets:
Prepaid expenses and other current assets	$178.6	$(0.3)	$178.3
Total current assets	825.2	(0.3)	824.9
Other assets	23.3	(4.4)	18.9
Total	$1,743.7	$(4.7)	$1,739.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$172.5	$(0.3)	$172.2
Total current liabilities	426.4	(0.3)	426.1
Long-term debt	225.0	(4.4)	220.6
Total liabilities	727.8	(4.7)	723.1
Total stockholders' equity	1,015.9	—	1,015.9
Total	$1,743.7	$(4.7)	$1,739.0

Item 6. Exhibits

Exhibit Number	Description

10.1	2016 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

10.2
2016 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

10.3
Kaiser Aluminum Corporation 2016 - 2018 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

*10.4	Description of 2016 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.5	Description of 2016-2018 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 22, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	2016 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

10.2
2016 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

10.3
Kaiser Aluminum Corporation 2016 - 2018 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

*10.4	Description of 2016 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.5	Description of 2016-2018 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.