Form 10-Q
period 2016-06-30
KAISER ALUMINUM CORP
filed 2016-07-27
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2016, there were 17,981,239 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$195.3	$72.5
Short-term investments	72.0	30.0
Receivables:
Trade receivables – net	134.6	116.7
Other	8.2	6.1
Inventories	217.5	219.6
Prepaid expenses and other current assets[1]	12.8	56.7
Total current assets	640.4	501.6
Property, plant and equipment – net	512.7	495.4
Deferred tax assets – net[1,2]	180.9	163.3
Intangible assets – net	29.7	30.5
Goodwill	37.2	37.2
Other assets[1]	20.7	19.6
Total	$1,421.6	$1,247.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72.3	$76.7
Accrued salaries, wages and related expenses	36.4	39.8
Other accrued liabilities	44.2	52.7
Short-term capital leases	0.1	0.1
Total current liabilities	153.0	169.3
Net liabilities of Salaried VEBA	18.5	19.0
Deferred tax liabilities	2.2	2.1
Long-term liabilities	71.4	87.5
Long-term debt[1]	368.2	194.6
Total liabilities	613.3	472.5
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2016 and December 31, 2015; no shares were issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2016 and at December 31, 2015; 22,331,071 shares issued and 17,984,605 shares outstanding at June 30, 2016; 22,291,180 shares issued and 18,053,747 shares outstanding at December 31, 2015	0.2	0.2
Additional paid in capital[2]	1,041.2	1,037.3
Retained earnings[2]	51.9	15.8
Treasury stock, at cost, 4,346,466 shares at June 30, 2016 and 4,237,433 shares at December 31, 2015, respectively	(255.1)	(246.5)
Accumulated other comprehensive loss	(29.9)	(31.7)
Total stockholders' equity	808.3	775.1
Total	$1,421.6	$1,247.6
____________

[1]	See Note 1 for discussion of our adoption of ASU 2015-03, ASU 2015-15 and ASU 2015-17 (as defined in Note 1).

[2]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions of dollars, except share and per share amounts)
Net sales	$334.9	$367.2	$678.1	$738.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	250.4	294.8	512.4	597.1
Lower of cost or market inventory write-down	—	—	4.9	—
Unrealized (gain) loss on derivative instruments	(10.9)	1.5	(14.9)	6.0
Depreciation and amortization	9.0	8.1	17.7	16.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	27.5	23.6	53.6	46.3
Net periodic postretirement benefit cost relating to Salaried VEBA	0.9	0.6	1.7	1.2
Loss (gain) on removal of Union VEBA net assets – Note 5	—	1.6	(0.1)	493.8
Total selling, general, administrative, research and development	28.4	25.8	55.2	541.3
Other operating charges, net	0.1	—	0.1	—
Total costs and expenses	277.0	330.2	575.4	1,160.5
Operating income (loss)	57.9	37.0	102.7	(421.6)
Other (expense) income:
Interest expense	(5.5)	(5.2)	(9.2)	(15.0)
Other (expense) income, net – Note 13	(10.7)	0.4	(10.4)	0.8
Income (loss) before income taxes	41.7	32.2	83.1	(435.8)
Income tax (provision) benefit	(15.7)	(12.0)	(30.8)	163.8
Net income (loss)	$26.0	$20.2	$52.3	$(272.0)

Net income (loss) per common share:
Basic	$1.45	$1.19	$2.92	$(15.78)
Diluted	$1.43	$1.11	$2.87	$(15.78)
Weighted-average number of common shares outstanding (in thousands):
Basic	17,871	17,006	17,867	17,233
Diluted	18,194	18,192	18,194	17,233

Dividends declared per common share	$0.45	$0.40	$0.90	$0.80

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions of dollars)
Net income (loss)	$26.0	$20.2	$52.3	$(272.0)
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	0.1	0.2	0.2	0.5
Amortization of prior service cost	1.0	0.8	2.0	1.5
Removal of obligation relating to Union VEBA	—	—	—	106.6
Other comprehensive income relating to VEBAs	1.1	1.0	2.2	108.6
Available for sale securities:
Unrealized gain (loss) on available for sale securities	0.4	(0.3)	0.4	(0.3)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities	—	0.1	—	0.2
Other comprehensive income (loss) relating to available for sale securities	0.4	(0.2)	0.4	(0.1)
Foreign currency translation gain on Canadian pension plan	—	—	0.1	—
Unrealized (loss) gain on foreign currency cash flow hedges	(0.1)	(0.2)	0.1	(0.2)
Foreign currency translation gain	—	—	—	0.1
Other comprehensive income, before tax	1.4	0.6	2.8	108.4
Income tax expense related to items of other comprehensive income	(0.5)	(0.2)	(1.0)	(41.1)
Other comprehensive income, net of tax	0.9	0.4	1.8	67.3
Comprehensive income (loss)	$26.9	$20.6	$54.1	$(204.7)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2015	18,053,747	$0.2	$1,036.5	$15.9	$(246.5)	$(31.7)	$774.4
Cumulative-effect adjustment[1]	—	—	0.8	(0.1)	—	—	0.7
BALANCE, January 1, 2016	18,053,747	$0.2	$1,037.3	$15.8	$(246.5)	$(31.7)	$775.1
Net income	—	—	—	52.3	—	—	52.3
Other comprehensive income, net of tax	—	—	—	—	—	1.8	1.8
Issuance of non-vested shares to employees and non-employee directors	9,702	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,474	—	0.1	—	—	—	0.1
Issuance of common shares to employees upon option exercises and vesting of restricted stock units and performance shares	64,427	—	1.0	—	—	—	1.0
Cancellation of employee non-vested shares	(282)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(35,430)	—	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(109,033)	—	—	—	(8.6)	—	(8.6)
Cash dividends on common stock ($0.90 per share)	—	—	—	(16.3)	—	—	(16.3)
Amortization of unearned equity compensation	—	—	5.6	—	—	—	5.6
Dividends on unvested equity awards that were canceled	—	—	—	0.1	—	—	0.1
BALANCE, June 30, 2016	17,984,605	$0.2	$1,041.2	$51.9	$(255.1)	$(29.9)	$808.3
____________

1.	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$52.3	$(272.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	16.9	15.3
Amortization of definite-lived intangible assets	0.8	0.8
Amortization of debt discount and debt issuance costs	0.5	3.6
Deferred income taxes – Note 1	31.3	(163.8)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[1]	—	(1.1)
Non-cash equity compensation[1]	5.7	4.8
Lower of cost or market write-down	4.9	—
Loss on extinguishment of debt	11.1	—
Non-cash unrealized (gain) loss on derivative instruments	(14.9)	6.0
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	1.7	1.2
Non-cash loss on removal of Union VEBA net assets[2]	—	446.7
Other non-cash changes in assets and liabilities	0.9	0.4
Changes in operating assets and liabilities:
Trade and other receivables	(20.0)	(4.3)
Inventories, excluding lower of cost or market write-down	(2.8)	(2.6)
Prepaid expenses and other current assets	(2.7)	(1.7)
Accounts payable	3.4	(6.1)
Accrued liabilities[2]	17.4	7.0
Annual variable cash contributions to VEBAs[2]	(19.5)	(13.7)
Long-term assets and liabilities, net[2]	(14.9)	27.8
Net cash provided by operating activities	72.1	48.3
Cash flows from investing activities[3]:
Capital expenditures	(42.3)	(22.9)
Purchase of available for sale securities	(72.4)	(0.5)
Proceeds from disposition of available for sale securities	30.0	84.0
Net cash (used in) provided by investing activities	(84.7)	60.6
Cash flows from financing activities[3]:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—
Issuance of 5.875% Senior Notes	375.0	—
Cash paid for debt issuance costs	(6.9)	—
Repayment of Convertible Notes	—	(175.0)
Proceeds from cash-settled call options related to repayment of Convertible Notes	—	94.9
Payment for conversion premium related to repayment of Convertible Notes	—	(94.9)
Proceeds from stock option exercises	1.0	—
Repayment of capital lease	(0.1)	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[1]	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	(3.0)

	Six Months Ended
	June 30,
	2016	2015
Repurchase of common stock	(8.5)	(41.4)
Cash dividends paid to stockholders	(16.3)	(14.0)
Net cash provided by (used in) financing activities	135.4	(232.3)
Net increase (decrease) in cash and cash equivalents during the period	122.8	(123.4)
Cash and cash equivalents at beginning of period	72.5	177.7
Cash and cash equivalents at end of period	$195.3	$54.3
____________

[1]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09.

[2]	See Note 5 for the impact of removing the Union VEBA (defined in Note 5) net assets.

[3]	See Note 12 for the supplemental disclosure on non-cash transactions.
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
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year. The financial information as of December 31, 2015 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. See New Accounting Pronouncements below for a discussion of new accounting pronouncements we adopted during the quarter ended March 31, 2016 requiring cumulative-effect adjustments that impacted our consolidated financial statements and footnotes for the year ended December 31, 2015.
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
Inventories. Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 2016, we recorded a lower of cost or market inventory write-down of $4.9 million, predominantly as a result of a decrease in our net realizable value of inventory. The net realizable value reflected commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. There was no lower of cost or market inventory adjustment during the quarter ended June 30, 2016.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At June 30, 2016 and December 31, 2015, after inventory write-down adjustments, the stated LIFO value of inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $17.4 million and $24.1 million, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at June 30, 2016 and December 31, 2015 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.9 million and $0.4 million during the quarters ended June 30, 2016 and June 30, 2015, respectively. The amount of interest expense capitalized as construction in progress was $1.8 million and $0.7 million during the six months ended June 30, 2016 and June 30, 2015, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income (Loss). For the quarters ended June 30, 2016 and June 30, 2015, we recorded depreciation expense of $8.4 million and $7.6 million, respectively, relating to our operating facilities in the Fabricated Products segment. For the six months ended June 30, 2016 and June 30, 2015, we recorded depreciation expense of $16.6 million and $15.1 million, respectively, relating to our operating facilities in the Fabricated Products segment. An immaterial amount of depreciation expense was also recorded within All Other for all periods presented in this Report.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets' carrying amount and the fair value less costs to sell.
Self Insurance of Employee Health and Workers' Compensation Liabilities. We self-insure the majority of the costs of employee health care benefits and workers' compensation benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $25.6 million and $23.5 million at June 30, 2016 and December 31, 2015, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 1.75% at both June 30, 2016 and December 31, 2015. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.2 million for both periods ended June 30, 2016 and December 31, 2015.
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
We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintained counterparty credit guidelines and entered into hedges only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and in any event would not be material. Additionally, we do not require collateral under these agreements.
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, ASU 2014-09 was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 was subsequently amended by three additional pronouncements: (i) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; (ii) ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and (iii) ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We expect to adopt ASU 2014-09, including its subsequent amendments discussed above, using the modified retrospective transition approach for the fiscal year ending December 31, 2018 and will continue to assess the impact of the adoption on our consolidated financial statements; however, based on our assessments to date, we do not expect the adoption of this ASU, as amended, to have a material impact on our consolidated financial statements.
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), was issued in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in an entity's balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of being presented as a deferred charge in the balance sheet. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. Our retrospective adoption of this ASU in the first quarter of 2016 resulted in a reclassification of $3.2 million of debt issuance costs related to our 8.25% Senior Notes (as defined in Note 3) from Other assets to Long-term debt as of December 31, 2015.
ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), was issued in August 2015 to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-15. Our adoption of this ASU in the first quarter of 2016 did not have a material impact on our consolidated financial statements.
ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), was issued in April 2015 to address a customer's accounting for fees paid in a cloud computing arrangement. Previously, there was no specific GAAP guidance on accounting for such fees from the customer's perspective. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. Our prospective adoption of this ASU in the first quarter of 2016 did not have a material impact on our consolidated financial statements.
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
ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), was issued in November 2015. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This ASU does not, however, change the existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. During the first quarter of 2016, we early adopted this ASU on a prospective basis. As such, prior periods were not retrospectively adjusted.
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 becomes effective for us in the first quarter of 2019. Although we are currently assessing the impact, we expect the adoption of this ASU in 2019 to have a material impact on our consolidated financial statements.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), was issued in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the accounting for forfeitures is also changing. We early adopted ASU 2016-09 during the first quarter of 2016. See Note 4 and Note 6 for a discussion on the impact of our adoption of ASU 2016-09.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 becomes effective for us in the first quarter of 2020, with early adoption permitted starting in the first quarter of 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	June 30, 2016	December 31, 2015
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$50.6	$40.3
Commercial paper	144.7	32.2
Total	$195.3	$72.5

Trade Receivables – Net
Billed trade receivables	$135.2	$116.8
Unbilled trade receivables	0.2	0.7
Trade receivables, gross	135.4	117.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$134.6	$116.7

Inventories
Finished products	$65.2	$79.5
Work-in-process	78.8	63.6
Raw materials	49.9	53.4
Operating supplies and repair and maintenance parts	23.6	23.1
Total	$217.5	$219.6

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$4.6	$1.5
Current deferred tax assets – Note 1	—	49.6
Prepaid taxes	2.2	—
Prepaid insurance	2.1	1.9
Short-term restricted cash	0.3	0.3
Other	3.6	3.4
Total	$12.8	$56.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2016	December 31, 2015
	(In millions of dollars)
Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	83.6	71.8
Machinery and equipment	573.8	549.0
Construction in progress	45.7	48.5
Property, plant and equipment – gross	725.8	692.0
Accumulated depreciation	(213.4)	(196.9)
Assets held for sale	0.3	0.3
Property, plant and equipment – net	$512.7	$495.4

Other Assets
Restricted cash	$11.0	$10.9
Debt issuance costs on Revolving Credit Facility	1.1	1.3
Deferred compensation plan assets	7.8	7.3
Derivative assets – Notes 8 and 9	0.8	0.1
Total	$20.7	$19.6

Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$4.3	$14.1
Uncleared cash disbursements	7.8	8.0
Accrued income taxes and taxes payable	6.7	3.1
Accrued annual contribution to VEBAs	—	19.6
Accrued contingent contribution to Union VEBA – Note 5	17.1	—
Short-term environmental accrual – Note 7	1.4	1.6
Accrued interest	3.1	1.5
Short-term deferred revenue	0.2	1.2
Other	3.6	3.6
Total	$44.2	$52.7

Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$0.7	$2.1
Income tax liabilities	0.8	0.7
Workers' compensation accruals	24.0	21.7
Long-term environmental accrual – Note 7	16.4	17.0
Long-term asset retirement obligations	5.0	4.8
Deferred compensation liability	8.0	7.7
Long-term deferred revenue	0.2	0.3
Long-term capital leases	0.1	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	12.8	29.9
Other long-term liabilities	3.4	3.2
Total	$71.4	$87.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2016 was $6.8 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $3.1 million for the quarter and six months ended June 30, 2016. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs.
The 5.875% Senior Notes are unsecured obligations and are guaranteed by certain of our domestic subsidiaries that own virtually all of our operating assets and through which we conduct the vast majority of our business. See Note 15 for condensed guarantor and non-guarantor financial information.
The indenture governing the 5.875% Senior Notes places limitations on our and certain of our subsidiaries' ability to, among other things, incur liens, consolidate, merge or sell all or substantially all of our and certain of our subsidiaries' assets, incur or guarantee additional indebtedness, enter into transactions with affiliates and to make "restricted payments" (as defined in the indenture to include certain loans, investments, dividend payments, share repurchases and prepayments, redemptions or repurchases of certain indebtedness). Certain types and amounts of restricted payments are allowed by various provisions of the indenture. In particular, the indenture provisions permit us to make restricted payments in any amount if, after giving effect to such restricted payments, our "consolidated net indebtedness" as a ratio of "EBITDA" (each term as defined in the indenture) is less than 2.75:1.00.
We may redeem the 5.875% Senior Notes at our option in whole or part at any time on or after May 15, 2019 at a redemption price of 104.406% of the principal amount, declining to 102.938%, 101.469% and 100% of the principal amount on or after May 15, 2020, May 15, 2021 and May 15, 2022, respectively, in each case plus any accrued and unpaid interest. At any time prior to May 15, 2019, we may also redeem some or all of the 5.875% Senior Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest, plus a "make-whole premium."
Holders of the 5.875% Senior Notes have the right to require us to repurchase the 5.875% Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes: (i) certain ownership changes; (ii) certain recapitalizations, mergers and dispositions; (iii) certain changes in the composition of our Board of Directors; and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the 5.875% Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the proceeds of certain asset sales.
In connection with the issuance of the 5.875% Senior Notes, we expect to have an exchange offer registration statement declared effective by the Securities and Exchange Commission on or prior to 240 days after the 5.875% Senior Notes were issued. If we fail to comply with the 240 day timeline, we may be required to pay additional interest.
The fair value of the outstanding 5.875% Senior Notes at June 30, 2016 was approximately $383.4 million. See Note 9 for information relating to the estimated fair value of the 5.875% Senior Notes.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"). During 2015, we repurchased $27.2 million aggregate principal amount of our 8.25% Senior Notes for 107.5% of the principal amount, and on June 1, 2016 we redeemed in full the remaining $197.8 million principal balance of our 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Upon the redemption of the 8.25% Senior Notes, our cash outflow for principal, redemption premium and accrued interest totaled $214.2 million. The $8.2 million redemption premium and $2.9 million write-off of unamortized debt issuance costs were included in Other (expense) income, net on our Statements of Consolidated Income (Loss) (see Note 13 for details). Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $2.8 million and $4.9 million for the quarters ended June 30, 2016 and June 30, 2015, respectively, and $7.1 million and $9.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
The fair value of the outstanding 8.25% Senior Notes at December 31, 2015 was approximately $207.3 million. See Note 9 for information relating to the estimated fair value of the 8.25% Senior Notes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $287.6 million of borrowing availability under the Revolving Credit Facility at June 30, 2016, based on the borrowing base determination then in effect. At June 30, 2016, there were no borrowings under the Revolving Credit Facility and $7.3 million was being used to support outstanding letters of credit, leaving $280.3 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 3.75% at June 30, 2016.
4. Income Tax Matters
The provision for (benefit from) incomes taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Domestic	$15.5	$13.4	$30.4	$(162.4)
Foreign	0.2	(1.4)	0.4	(1.4)
Total	$15.7	$12.0	$30.8	$(163.8)
The income tax provision for the quarters ended June 30, 2016 and June 30, 2015 was $15.7 million and $12.0 million, reflecting an effective tax rate of 37.7% and 37.2%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2016. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2015 was due primarily to an increase in the valuation allowance of $1.9 million, resulting in a 5.8% increase in the effective tax rate. This increase in the valuation allowance was due to unutilized state NOL carryforwards that are expected to expire. This was partially offset by a decrease in unrecognized tax benefits, including interest and penalties, of $1.8 million, resulting in a 5.4% decrease in the effective tax rate. The decrease in unrecognized tax benefits was a result of a decrease in prior year positions.
The income tax provision (benefit) for the six months ended June 30, 2016 and June 30, 2015 was $30.8 million and $(163.8) million, reflecting an effective tax rate of 37.1% and 37.6%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2016 and June 30, 2015.
The $(163.8) million income tax benefit for the six months ended June 30, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements. See Note 5 for additional information regarding employee benefits.
Our gross unrecognized benefits relating to uncertain tax positions were $1.7 million at June 30, 2016 and December 31, 2015, respectively, of which, $0.6 million would be recorded through our income tax provision and thus impact the effective tax rate at June 30, 2016 and December 31, 2015, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have recorded a cumulative-effect adjustment of $0.7 million through Retained earnings and Deferred tax assets – net during the first quarter of 2016 to record excess tax benefits not previously recognized.
Tax Asset Protection Rights Agreement. On April 7, 2016, our Board of Directors adopted a tax asset protection rights plan ("Tax Asset Rights Plan"), designed to preserve our ability to utilize our net operating loss ("NOL") carryforwards and other significant tax attributes (collectively, "Tax Benefits") to offset future taxable income in the United States, and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of our common stock. Our stockholders approved the Tax Asset Rights Plan at our 2016 Annual Meeting of Stockholders on May 26, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

In general terms, the Tax Asset Rights Plan imposes a significant penalty upon any person or group that acquires beneficial ownership (defined generally as direct or constructive ownership as determined under Section 382 of the Code) of 4.99% or more of the outstanding Common Stock without the prior approval of our Board of Directors. Any Rights held by a person or group that acquires a percentage of Common Stock in excess of that threshold ("Acquiring Person") are void and may not be exercised.
If the Rights become exercisable, each Right would allow its holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock ("Series A Preferred Stock") for a purchase price of $400.00. Each fractional share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.
The Rights will not be exercisable until the earlier of: (i) 10 days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days (or a later date determined by our Board of Directors) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
Until the date that the Rights become exercisable ("Distribution Date"), our common stock certificates will also evidence the Rights and will contain a notation to that effect. Any transfer of shares of our common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights will separate from our common stock and be evidenced by Right certificates, which we will mail to all holders of Rights that have not become void.
After the Distribution Date, if a person or group already is or becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase shares of our common stock (or other securities or assets as determined by the Board) with a market value of two times the purchase price ("Flip-in Event"). After the Distribution Date, if a Flip-in Event has already occurred and we are acquired in a merger or similar transaction, all holders of Rights except the Acquiring Person may exercise their Rights upon payment of the purchase price, to purchase shares of the acquiring or other appropriate entity with a market value of two times the purchase price of the Rights. Rights may be exercised to purchase Series A Preferred Stock only after the Distribution Date occurs and prior to the occurrence of a Flip-in Event as described above. A Distribution Date resulting from the commencement of a tender offer or exchange offer as described in (ii) above could precede the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase Series A Preferred Stock. A Distribution Date resulting from any occurrence described in (i) above would necessarily follow the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase shares of Common Stock (or other securities or assets) as described above.
The Rights will expire on the earliest of: (i) April 7, 2019 or such earlier date as of which our Board of Directors determines that the Tax Assets Rights Plan is no longer necessary for the preservation of our Tax Benefits; (ii) the time at which the Rights are redeemed; (iii) the time at which the Rights are exchanged; (iv) the effective time of the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Tax Assets Rights Plan is no longer necessary for the preservation of our Tax Benefits; and (v) the first day of a taxable year to which our Board of Directors determines that no Tax Benefits may be carried forward.
5. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW"), the International Association of Machinists and certain other unions at certain of our production facilities; (ii) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (iii) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility; and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan.
VEBA Postretirement Obligations. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents ("Union VEBA") or a VEBA that provides healthcare related benefits for certain other eligible retirees and their surviving spouse and eligible dependents ("Salaried VEBA" and, together with the Union VEBA, "VEBAs"). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service.

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
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and six months ended June 30, 2016 and June 30, 2015. The following table presents the components of net periodic benefit cost for the Salaried VEBA and charges relating to all other employee benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Salaried VEBA:
Service cost[1]	$—	$—	$—	$—
Interest cost	0.8	0.7	1.5	1.4
Expected return on plan assets	(1.0)	(1.1)	(2.0)	(2.2)
Amortization of prior service cost	1.0	0.8	2.0	1.5
Amortization of net actuarial loss	0.1	0.2	0.2	0.5
Total net periodic postretirement benefit cost relating to Salaried VEBA	0.9	0.6	1.7	1.2
Loss (gain) on removal of Union VEBA net assets	—	1.6	(0.1)	493.8
Total VEBAs	0.9	2.2	1.6	495.0
Other employee benefit plans:
Deferred compensation plan	0.2	0.1	0.3	0.5
Defined contribution plans	1.7	1.7	5.7	5.7
Multiemployer pension plans	1.2	0.9	2.3	1.8
Total other employee benefit plans	$3.1	$2.7	$8.3	$8.0
Total	$4.0	$4.9	$9.9	$503.0
____________

[1]	The service cost was insignificant for all periods presented.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the allocation of the charges detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fabricated Products	$2.8	$2.4	$7.5	$7.0
All Other	1.2	2.5	2.4	496.0
Total	$4.0	$4.9	$9.9	$503.0
For all periods presented, Net periodic postretirement benefit cost relating to Salaried VEBA and the Loss (gain) on removal of Union VEBA net assets were included within All Other. Further, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of June 30, 2016, we had a liability of $13.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2016 STI Plans.
Long-Term Incentive Programs ("LTI Programs")
General. Prior to May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company, were eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan ("2006 Plan"). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2006 Plan, a total of 2,722,222 common shares were authorized for issuance under the 2006 Plan.
On May 26, 2016, our stockholders approved the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"), which replaced and succeeded in its entirety the 2006 Plan. No grants will be made under the 2006 Plan on or after May 26, 2016, but outstanding awards granted under the 2006 Plan will continue unaffected.
Effective May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company and certain persons who provide services to us that are equivalent to those typically provided by an employee, are eligible to participate in the 2016 Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2016 Plan, the number of shares of common stock available for awards is limited to 1,045,000 shares, minus, (i) one share for every one share subject to an award granted under the 2006 Plan between December 31, 2015 and the effective date of the 2016 Plan, plus (ii) any shares of our common stock that become available under the 2016 Plan as a result of forfeiture, cancellation, expiration, or cash settlement of awards. At June 30, 2016, 924,102 shares were available for awards under the 2016 Plan.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Performance shares granted in 2014 and 2015 ("TSR-Based Performance Shares") are subject to performance conditions pertaining to our total shareholder return ("TSR") over a three-year performance period compared to the TSR of a specified group of peer companies. The number of TSR-Based Performance Shares that will ultimately vest under both the 2014-2016 and 2015-2017 LTI Programs and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the percentile ranking of our TSR compared to the group of peer companies. Performance shares granted in 2016 consist of TSR-Based Performance Shares and performance shares subject to performance requirements ("CP-Based Performance Shares") pertaining to our cost performance as set forth in the 2016-2018 LTI Program. The number of CP-Based Performance Shares that will ultimately vest and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares (constituting approximately one-half of the maximum payout) and depends on the average annual cost performance achieved for the specified three-year performance period.
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
The vesting of performance shares resulting in the issuance and delivery of common shares, if any, under the 2014-2016, 2015-2017 and 2016-2018 LTI Programs will occur in 2017, 2018 and 2019, respectively.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $0.8 million during the first quarter of 2016 to reduce our December 31, 2015 Retained earnings and increase our December 31, 2015 Additional paid in capital balances. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. We are now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and we adopted this change prospectively during the first quarter of 2016. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where we had previously classified these items. This change, therefore, did not impact our financial statements.
Non-Cash Compensation Expense. Compensation expense relating to all awards under the 2006 Plan and the 2016 Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-vested common shares and restricted stock units	$1.2	$1.1	$2.3	$2.2
EVA-Based Performance Shares	—	0.3	0.3	0.7
TSR-Based Performance Shares	1.4	1.0	2.5	1.7
CP-Based Performance Shares	0.4	—	0.5	—
Total non-cash compensation expense	$3.0	$2.4	$5.6	$4.6
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fabricated Products	$1.1	$0.9	$1.9	$1.6
All Other	1.9	1.5	3.7	3.0
Total non-cash compensation expense	$3.0	$2.4	$5.6	$4.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of June 30, 2016:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$8.3	2.0
CP-Based Performance Shares	$4.3	2.7
TSR-Based Performance Shares	$9.1	2.0
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, EVA-Based Performance Shares, CP-Based Performance Shares and TSR-Based Performance Shares for the six months ended June 30, 2016 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		EVA-Based Performance Shares		CP-Based Performance Shares		TSR-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	156,553	$67.20	5,521	$66.64	155,105	$57.76	—	$—	299,877	$89.43
Granted[1]	9,702	86.11	57,205	75.57	—	—	63,983	80.46	95,974	93.02
Vested	(49,582)	65.53	(2,048)	62.75	(49,611)	57.76	—	—	—	—
Forfeited[1]	(282)	69.11	(385)	74.49	—	—	(164)	80.46	(1,115)	90.06
Canceled[1]	—	—	—	—	(105,494)	57.76	—	—	—	—
Outstanding at June 30, 2016	116,391	$69.49	60,293	$75.20	—	$—	63,819	$80.46	394,736	$90.30
____________

[1]
For EVA-Based Performance Shares, CP-Based Performance Shares and TSR-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout. Non-Vested Common Shares granted in 2016 were granted under the 2016 Plan.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-vested common shares	$86.11	$82.88	$86.11	$71.67
Restricted stock units	$88.27	$—	$75.57	$69.83
CP-Based Performance Shares	$—	$—	$80.46	$—
TSR-Based Performance Shares	$—	$—	$93.02	$95.68
Stock Options. As of December 31, 2015, we had 16,645 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 1.25 years. During the six months ended June 30, 2016, 12,768 options were exercised and no options were granted or forfeited, resulting in 3,877 fully-vested stock options outstanding as of June 30, 2016 with a remaining contractual life of 0.75 years.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Vested Stock. From time to time, we issue common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in Net income (loss) as a period expense. We recorded $0.1 million and $0.2 million during the six months ended June 30, 2016 and June 30, 2015, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the 2006 Plan and 2016 Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2016 and June 30, 2015, 35,430 and 34,969 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 8).
There were no material changes to our scheduled minimum rental commitments and purchase obligations during the six months ended June 30, 2016.
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
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Spokane, Washington ("Trentwood") facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin, including the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014 and receiving approval from Washington State Ecology. In cooperation with Washington State Ecology, in 2015 we constructed a pilot test treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. We initiated and began operating the treatment test facility in the first half of 2016. As the success of the new methodology cannot be reasonably determined at this time, it is possible that we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method and the operation of the treatment facility become available.
 During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. Since 2014, we completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As work continues and progresses to a final risk assessment and feasibility study, we will establish and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 months.
At June 30, 2016, our environmental accrual of $17.8 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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
Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. As of June 30, 2016, we had open forward contracts designated as cash flow hedges to purchase euros with maturity dates between three months and 14 months. The notional amounts of these foreign currency forward contracts totaled 2.0 million euros and 4.7 million euros at June 30, 2016 and December 31, 2015, respectively, with an average contract exchange rate of 1.13 and 1.14 euro to US dollar, respectively. The effective portion of the fair value on these instruments is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income (Loss) on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into Net income (loss) during the quarters and six months ended June 30, 2016 and June 30, 2015 and anticipate no material such reclassifications for the next 12 months. We incurred no ineffectiveness on these hedges during the quarters and six months ended June 30, 2016 and June 30, 2015. As of June 30, 2016, the loss reported in Accumulated other comprehensive loss related to the cash flow hedges was $0.2 million.
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
A majority of our derivative contracts relating to hedges of operational risks contain liquidity based thresholds that could require us to provide additional collateral in the event our liquidity were to fall below specified levels. To minimize the exposure to additional collateral requirements related to our liability hedge positions, we allocate hedging transactions among our counterparties, use options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $2.8 million and $14.6 million at June 30, 2016 and December 31, 2015, respectively, and we had no collateral posted as of those dates.
We regularly review the creditworthiness of our derivative counterparties and do not expect to incur significant loss from the failure of any counterparties to perform under any agreements.
Realized and Unrealized Gain and Loss. Realized and unrealized gain (loss) associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Included in Other Comprehensive Income (Loss):
Unrealized (loss) gain:
Foreign Currency	$(0.1)	$(0.2)	$0.1	$(0.2)
Included in Statements of Consolidated Income (Loss):
Realized loss[1]:
Aluminum	(1.0)	(7.1)	(3.7)	(9.8)
Natural Gas	(1.6)	(1.3)	(3.3)	(2.6)
Electricity	—	(0.4)	—	(1.1)
Total realized loss	$(2.6)	$(8.8)	$(7.0)	$(13.5)
Unrealized gain (loss)[2]:
Non-designated hedges of operational risk:
Aluminum	$6.9	$(4.3)	$10.0	$(8.5)
Natural Gas	4.0	1.5	4.9	0.8
Electricity	—	1.3	—	1.7
Total non-designated hedges of operational risk	10.9	(1.5)	14.9	(6.0)
Option Assets relating to the Convertible Notes[3]	—	—	—	10.2
Bifurcated Conversion Feature of the Convertible Notes[3]	—	—	—	(10.2)
Total unrealized gain (loss)	$10.9	$(1.5)	$14.9	$(6.0)
______________________

[1]	Realized loss on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Unrealized gain (loss) on hedges of operational risk are recorded within Unrealized (gain) loss on derivative instruments.

[3]	Unrealized gain (loss) on financial derivatives related to our 4.5% unsecured cash convertible senior notes ("Convertible Notes"), which settled in April 2015.
The following table summarizes our material derivative positions at June 30, 2016:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	7/16 through 6/18	182.5
Fixed price sales contracts	7/16 through 12/16	0.9
Midwest premium swap contracts[1]	7/16 through 6/18	157.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	7/16 through 12/18	5,950,000

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	9/16 through 8/17	2,020,950
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of June 30, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 81%, 74% and 72% of the expected natural gas purchases for the remainder of 2016, 2017 and 2018, respectively.

We have physical delivery commitments at firm prices covering approximately 55%, 54% and 36% of our expected electricity purchases for the remainder of 2016, 2017 and 2018, respectively.
We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding our derivatives by type of counterparty as of June 30, 2016 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$2.8	$—	$2.8	$1.3	$—	$1.5
Counterparty (with partial netting agreements)	2.6	—	2.6	0.9	$—	$1.7
Total	$5.4	$—	$5.4	$2.2	$—	$3.2

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(3.0)	$—	$(3.0)	$(1.3)	$—	$(1.7)
Counterparty (with partial netting agreements)	(2.0)	—	(2.0)	(0.9)	—	(1.1)
Total	$(5.0)	$—	$(5.0)	$(2.2)	$—	$(2.8)

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
Commodity, Energy and Foreign Currency Derivatives – The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy. We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant unobservable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads. The fair values of these financial instruments are classified as Level 3 in the fair value hierarchy.
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
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At June 30, 2016, all of our short-term investments had maturity dates within 11 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At June 30, 2016 and June 30, 2015, the total unrealized loss, net of tax, included in accumulated other comprehensive loss was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the NAV of the investment funds on a recurring basis. The fair value input of the available for sale securities is considered either a Level 1 or Level 2 input depending on whether the debt security or investment fund is traded on a public exchange. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair values of the 5.875% Senior Notes at June 30, 2016 and 8.25% Senior Notes at December 31, 2015 were based on their respective trading prices and are considered Level 1 inputs in the fair value hierarchy (see Note 3 for the related carrying values).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum – Fixed price purchase contracts	$—	$4.8	$—	$4.8
Natural Gas – Fixed price purchase contracts	—	0.6	—	0.6

All Other Financial Assets:
Cash and cash equivalents	50.6	144.7	—	195.3
Short-term investments	—	72.0	—	72.0
Deferred compensation plan assets	—	7.8	—	7.8
Total assets	$50.6	$229.9	$—	$280.5

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(1.2)	$—	$(1.2)
Midwest premium swap contracts	—	—	(1.4)	(1.4)
Natural Gas – Fixed price purchase contracts	—	(2.4)	—	(2.4)

All Other Financial Liabilities:
5.875% Senior Notes	(383.4)	—	—	(383.4)
Total liabilities	$(383.4)	$(3.6)	$(1.4)	$(388.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Call option purchase contracts	$—	$0.2	$—	$0.2
Fixed price purchase contracts	—	0.3	—	0.3
Fixed price sales contracts	—	0.2	—	0.2
Midwest premium swap contracts	—	—	0.9	0.9

All Other Financial Assets:
Cash and cash equivalents	40.3	32.2	—	72.5
Short-term investments	—	30.0	—	30.0
Deferred compensation plan assets	—	7.3	—	7.3
Total assets	$40.3	$70.2	$0.9	$111.4

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(8.9)	$—	$(8.9)
Fixed price sales contracts	—	(0.1)	—	(0.1)
Midwest premium swap contracts	—	—	(0.3)	(0.3)
Natural Gas – Fixed price purchase contracts	—	(6.7)	—	(6.7)

Derivative Instruments (Designated Hedges):
Foreign Currency – Euro forward purchase contracts	—	(0.2)	—	(0.2)

All Other Financial Liabilities:
8.25% Senior Notes	(207.3)	—	—	(207.3)
Total liabilities	$(207.3)	$(15.9)	$(0.3)	$(223.5)
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at June 30, 2016 (in millions of dollars)	Valuation technique	Unobservable input	Settlement Period	Range ($ in unit price)
Liabilities:
Midwest premium swap contracts	$(1.4)	Discounted fair value	Forward price curve	July-16 through Jun-18	$0.070 per metric ton to $0.073 per metric ton
The following table presents a reconciliation of activity for the Midwest premium swap contracts on a net basis (in millions of dollars):

Level 3
Fair value measurement at December 31, 2015	$0.6
Total realized/unrealized (loss) included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized (gain) loss on derivative instruments	(0.5)
Transactions involving Level 3 derivative contracts:
Purchases	(1.3)
Sales	—
Issuances	—
Settlements	(0.2)
Transactions involving Level 3 derivatives – net	(1.5)
Transfers in and/or out of Level 3 valuation hierarchy	—
Fair value measurement at June 30, 2016	$(1.4)

Total loss included in Unrealized (gain) loss on derivative instruments, attributable to the change in unrealized gain/loss relating to derivative contracts held at June 30, 2016:	$(1.5)
Fair Values of Non-Financial Assets and Liabilities
We concluded that none of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities during the six months ended June 30, 2016 and June 30, 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$26.0	$20.2	$52.3	$(272.0)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,871	17,006	17,867	17,233
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and stock options	323	247	327	—
Add: dilutive effect of warrants[2]	—	939	—	—
Diluted[3]	18,194	18,192	18,194	17,233

Net income (loss) per common share, Basic:	$1.45	$1.19	$2.92	$(15.78)
Net income (loss) per common share, Diluted:	$1.43	$1.11	$2.87	$(15.78)
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]
Net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional common shares of our common stock were outstanding at June 30, 2015 at an exercise price of approximately $60.44 per share, and were settled during a period from July 1, 2015 through December 18, 2015.

[3]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters and six months ended June 30, 2016 and June 30, 2015 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common shares	—	—	—	17
Non-vested common shares, restricted stock units and performance shares	2	—	65	243
Warrants	—	—	—	799
Total excluded	2	—	65	1,059
During the six months ended June 30, 2016 and June 30, 2015, we paid a total of approximately $16.3 million ($0.90 per common share) and $14.0 million ($0.80 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

During the six months ended June 30, 2016 and June 30, 2015, we repurchased 109,033 shares of common stock at a weighted-average price of $79.04 per share and 552,454 shares of common stock at a weighted-average price of $75.21 per share, respectively, pursuant to the stock repurchase program. The total cost of $8.6 million and $41.5 million was recorded as Treasury stock during the six months ended June 30, 2016 and June 30, 2015, respectively. At June 30, 2016, $114.7 million were available to repurchase our common shares pursuant to the stock repurchase program.
Preferred Stock. In connection with the Tax Asset Rights Plan, our Board of Directors declared a dividend, payable April 22, 2016, of a Right to purchase one Series A Preferred for each outstanding share of our common stock, par value $0.01 per share. The number of shares constituting Series A Preferred, par value $0.01 per share, is 900,000. For more information regarding the Rights, see Note 4.
11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength ("Aero/HS products"), automotive ("Automotive Extrusions"), general engineering ("GE products") and other industrial end market applications ("Other products"). We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At June 30, 2016, approximately 63% of our employees were covered by collective bargaining agreements and approximately 6% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from June 30, 2016.
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
The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Fabricated Products	$334.9	$367.2	$678.1	$738.9
Segment operating income (loss):
Fabricated Products[1]	$72.1	$50.6	$130.0	$95.5
All Other[2]	(14.2)	(13.6)	(27.3)	(517.1)
Total operating income (loss)	$57.9	$37.0	$102.7	$(421.6)
Interest expense	(5.5)	(5.2)	(9.2)	(15.0)
Other (expense) income, net	(10.7)	0.4	(10.4)	0.8
Income (loss) before income taxes	$41.7	$32.2	$83.1	$(435.8)
Depreciation and amortization:
Fabricated Products	$8.8	$8.0	$17.4	$15.9
All Other	0.2	0.1	0.3	0.2
Total depreciation and amortization	$9.0	$8.1	$17.7	$16.1
Capital expenditures:
Fabricated Products	$16.3	$11.5	$42.1	$22.7
All Other	0.1	0.1	0.2	0.2
Total capital expenditures	$16.4	$11.6	$42.3	$22.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market gain on primary aluminum, natural gas and foreign currency hedging activities, which totaled $10.9 million and 14.9 million for the quarter and six months ended June 30, 2016, respectively. Non-cash mark-to-market (loss) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $(1.5) million and $(6.0) million for the quarter and six months ended June 30, 2015, respectively. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included loss on removal of Union VEBA net assets of $1.6 million and $493.8 million for the quarter and six months ended June 30, 2015, respectively. See Note 5 for further details.

	June 30, 2016	December 31, 2015
Assets:
Fabricated Products	$947.0	$904.7
All Other[1]	474.6	342.9
Total assets	$1,421.6	$1,247.6
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 9) and net deferred income tax assets.
Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Aero/HS products	$167.7	$181.1	$344.6	$361.4
Automotive Extrusions	48.8	53.7	97.1	103.8
GE products	107.3	112.0	212.7	231.1
Other products	11.1	20.4	23.7	42.6
Total net sales	$334.9	$367.2	$678.1	$738.9
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income taxes paid:
Fabricated Products –
United States	$0.2	$0.2	$0.3	$0.3
Canada	0.3	0.4	0.5	1.3
Total income taxes paid	$0.5	$0.6	$0.8	$1.6
The aggregate foreign currency transaction gain (loss) included in determining net income were immaterial for the quarters and six months ended June 30, 2016 and June 30, 2015.
For the quarter ended June 30, 2016, one customer represented 27% and another represented 10% of Fabricated Products Net sales. For the quarter ended June 30, 2015, one customer represented 25% and another represented 10% of Fabricated Products Net Sales. For the six months ended June 30, 2016, one customer represented 26% and another represented 10% of Fabricated Products Net sales. For the six months ended June 30, 2015, one customer represented 26% and another represented 10% of Fabricated Products Net sales.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

At June 30, 2016, one customer represented 19% and another customer represented 13% of the trade receivables balance. Two customers each accounted for 17% of the trade receivables balance at December 31, 2015.
Information for delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	86%	86%	84%	87%
Supply from our largest supplier	36%	27%	33%	28%
Supply from our second and third largest suppliers	30%	36%	32%	35%
12. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2016	2015
	(In millions of dollars)
Interest paid	$7.0	$13.3
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.1	$0.1
Unpaid purchases of property and equipment	$2.6	$3.8
13. Other (Expense) Income, Net
Other (expense) income, net consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income	$—	$—	$0.1	$0.2
Realized gain on investments	0.3	0.2	0.3	0.5
Loss on extinguishment of debt[1]	(11.1)	—	(11.1)	—
All other, net	0.1	0.2	0.3	0.1
Other (expense) income, net	$(10.7)	$0.4	$(10.4)	$0.8
_____________________

[1]
Represents the loss on extinguishment of our 8.25% Senior Notes during the quarter ended June 30, 2016, which includes an $8.2 million premium paid to redeem the notes and a $2.9 million write-off of unamortized debt issuance costs associated with the notes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of other comprehensive income for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended June 30, 2016
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.1	$(0.1)	$—
Amortization of prior service cost[1]	1.0	(0.3)	0.7
Other comprehensive income relating to Salaried VEBA	1.1	(0.4)	0.7
Unrealized gain on available for sale securities	0.4	(0.1)	0.3
Unrealized loss on foreign currency cash flow hedges	(0.1)	—	(0.1)
Other comprehensive income	$1.4	$(0.5)	$0.9

Quarter Ended June 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.2	$(0.1)	$0.1
Amortization of prior service cost[1]	0.8	(0.3)	0.5
Other comprehensive income relating to VEBAs	1.0	(0.4)	0.6
Available for sale securities:
Unrealized loss on available for sale securities	(0.3)	0.1	(0.2)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[2]	0.1	—	0.1
Other comprehensive loss relating to available for sale securities	(0.2)	0.1	(0.1)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Other comprehensive income	$0.6	$(0.2)	$0.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Six Months Ended June 30, 2016
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.2	$(0.1)	$0.1
Amortization of prior service cost[1]	2.0	(0.7)	1.3
Other comprehensive income relating to Salaried VEBA	2.2	(0.8)	1.4
Unrealized gain on available for sale securities	0.4	(0.1)	0.3
Foreign currency translation gain on Canadian pension plan	0.1	—	0.1
Unrealized gain on foreign currency cash flow hedges	0.1	(0.1)	—
Other comprehensive income	$2.8	$(1.0)	$1.8

Six Months Ended June 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.5	$(0.2)	$0.3
Amortization of prior service cost[1]	1.5	(0.6)	0.9
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	108.6	(41.2)	67.4
Available for sale securities:
Unrealized loss on available for sale securities	(0.3)	0.1	(0.2)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[2]	0.2	(0.1)	0.1
Other comprehensive loss relating to available for sale securities	(0.1)	—	(0.1)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Foreign currency translation gain	0.1	—	0.1
Other comprehensive income	$108.4	$(41.1)	$67.3
________________

[1]
Amounts reclassified out of Accumulated other comprehensive loss relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

15. Condensed Guarantor and Non-Guarantor Financial Information
During the quarter ended June 30, 2016, we issued our 5.875% Senior Notes and repaid the remaining principal balance of our 8.25% Senior Notes. The 5.875% Senior Notes were issued pursuant to an indenture dated May 12, 2016 ("2016 Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the 2016 Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the 2016 Indenture.
The following condensed consolidating financial information as of June 30, 2016 and December 31, 2015, and for the quarters and six months ended June 30, 2016 and June 30, 2015 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
Under the 2016 Indenture, "Non-Guarantor Subsidiaries" include Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company. Kaiser Aluminum Mill Products, Inc. was included in the "Guarantor Subsidiaries" under the indenture covering the 8.25% Senior Notes but is not a Guarantor Subsidiary under the 2016 Indenture. Historical periods have not been restated to move Kaiser Aluminum Mill Products, Inc. from the Guarantor Subsidiaries category to the Non-Guarantor Subsidiaries category because the impact of this change to the financial position, results of operation and cash flows with respect to the Guarantor Subsidiaries on a combined basis and the Non-Guarantor Subsidiaries on a combined basis is immaterial.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$193.4	$1.9	$—	$195.3
Short-term investments	—	72.0	—	—	72.0
Receivables:
Trade receivables – net	—	130.1	4.5	—	134.6
Intercompany loans receivable	82.1	—	0.6	(82.7)	—
Other	—	5.0	3.2	—	8.2
Inventories	—	215.0	6.1	(3.6)	217.5
Prepaid expenses and other current assets	0.2	12.2	0.8	(0.4)	12.8
Total current assets	82.3	627.7	17.1	(86.7)	640.4
Investments in and advances to subsidiaries	960.8	32.8	—	(993.6)	—
Property, plant and equipment – net	—	480.9	31.8	—	512.7
Long-term intercompany loans receivable	137.6	4.3	6.0	(147.9)	—
Deferred tax assets – net	—	173.9	—	7.0	180.9
Intangible assets – net	—	29.7	—	—	29.7
Goodwill	—	37.2	—	—	37.2
Other assets	—	20.6	0.1	—	20.7
Total	$1,180.7	$1,407.1	$55.0	$(1,221.2)	$1,421.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.2	$64.4	$6.7	$—	$72.3
Intercompany loans payable	—	82.7	—	(82.7)	—
Accrued salaries, wages and related expenses	—	34.5	1.9	—	36.4
Other accrued liabilities	3.0	50.6	0.1	(9.5)	44.2
Short-term capital leases	—	0.1	—	—	0.1
Total current liabilities	4.2	232.3	8.7	(92.2)	153.0
Net liabilities of Salaried VEBA	—	18.5	—	—	18.5
Deferred tax liabilities	—	—	2.2	—	2.2
Long-term intercompany loans payable	—	143.6	4.3	(147.9)	—
Long-term liabilities	—	65.1	6.3	—	71.4
Long-term debt	368.2	—	—	—	368.2
Total liabilities	372.4	459.5	21.5	(240.1)	613.3

Total stockholders' equity	808.3	947.6	33.5	(981.1)	808.3
Total	$1,180.7	$1,407.1	$55.0	$(1,221.2)	$1,421.6

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
Quarter Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$327.3	$27.6	$(20.0)	$334.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	246.0	23.5	(19.1)	250.4
Unrealized gain on derivative instruments	—	(10.9)	—	—	(10.9)
Depreciation and amortization	—	8.5	0.5	—	9.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.6	23.8	3.0	(0.9)	27.5
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.9	—	—	0.9
Total selling, general, administrative, research and development	1.6	24.7	3.0	(0.9)	28.4
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.6	268.4	27.0	(20.0)	277.0
Operating (loss) income	(1.6)	58.9	0.6	—	57.9
Other (expense) income:
Interest (expense) income	(5.9)	0.4	—	—	(5.5)
Other (expense) income, net	(11.0)	0.2	0.1	—	(10.7)
(Loss) income before income taxes	(18.5)	59.5	0.7	—	41.7
Income tax provision	—	(22.6)	(0.2)	7.1	(15.7)
Earnings in equity of subsidiaries	44.5	0.3	—	(44.8)	—
Net income	$26.0	$37.2	$0.5	$(37.7)	$26.0

Comprehensive income	$26.9	$38.1	$0.5	$(38.6)	$26.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$663.0	$54.0	$(38.9)	$678.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	503.1	46.6	(37.3)	512.4
Lower of cost or market inventory write-down	—	4.9	—	—	4.9
Unrealized gain on derivative instruments	—	(14.9)	—	—	(14.9)
Depreciation and amortization	—	16.7	1.0	—	17.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	2.4	47.4	5.2	(1.4)	53.6
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.7	—	—	1.7
Gain on removal of Union VEBA net assets	—	(0.1)	—	—	(0.1)
Total selling, general, administrative, research and development	2.4	49.0	5.2	(1.4)	55.2
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	2.4	558.9	52.8	(38.7)	575.4
Operating (loss) income	(2.4)	104.1	1.2	(0.2)	102.7
Other (expense) income:
Interest expense	(10.2)	1.0	—	—	(9.2)
Other (expense) income, net	(11.0)	0.5	0.1	—	(10.4)
(Loss) income before income taxes	(23.6)	105.6	1.3	(0.2)	83.1
Income tax provision	—	(39.5)	(0.4)	9.1	(30.8)
Earnings in equity of subsidiaries	75.9	0.6	—	(76.5)	—
Net income	$52.3	$66.7	$0.9	$(67.6)	$52.3

Comprehensive income	$54.1	$68.4	$1.0	$(69.4)	$54.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Quarter Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$358.3	$33.5	$(24.6)	$367.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	289.4	28.9	(23.5)	294.8
Unrealized loss on derivative instruments	—	1.5	—	—	1.5
Depreciation and amortization	—	7.8	0.3	—	8.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.4	19.5	3.2	(0.5)	23.6
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.6	—	—	0.6
Loss on removal of Union VEBA net assets	—	1.6	—	—	1.6
Total selling, general, administrative, research and development	1.4	21.7	3.2	(0.5)	25.8
Total costs and expenses	1.4	320.4	32.4	(24.0)	330.2
Operating (loss) income	(1.4)	37.9	1.1	(0.6)	37.0
Other (expense) income:
Interest expense	(4.9)	(0.3)	—	—	(5.2)
Other income, net	—	0.3	0.1	—	0.4
(Loss) income before income taxes	(6.3)	37.9	1.2	(0.6)	32.2
Income tax (provision) benefit	—	(15.8)	1.4	2.4	(12.0)
Earnings in equity of subsidiaries	26.5	2.1	—	(28.6)	—
Net income	$20.2	$24.2	$2.6	$(26.8)	$20.2

Comprehensive income	$20.6	$24.6	$2.6	$(27.2)	$20.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$721.7	$68.2	$(51.0)	$738.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	585.8	60.5	(49.2)	597.1
Unrealized gain on derivative instruments	—	6.0	—	—	6.0
Depreciation and amortization	—	15.5	0.6	—	16.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	2.4	40.2	4.8	(1.1)	46.3
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.2	—	—	1.2
Loss on removal of Union VEBA net assets	—	493.8	—	—	493.8
Total selling, general, administrative, research and development	2.4	535.2	4.8	(1.1)	541.3
Total costs and expenses	2.4	1,142.5	65.9	(50.3)	1,160.5
Operating (loss) income	(2.4)	(420.8)	2.3	(0.7)	(421.6)
Other (expense) income:
Interest expense	(14.4)	(0.8)	—	0.2	(15.0)
Other income, net	—	0.8	0.2	(0.2)	0.8
(Loss) income before income taxes	(16.8)	(420.8)	2.5	(0.7)	(435.8)
Income tax benefit	—	156.1	1.4	6.3	163.8
(Loss) earnings in equity of subsidiaries	(255.2)	3.2	—	252.0	—
Net (loss) income	$(272.0)	$(261.5)	$3.9	$257.6	$(272.0)

Comprehensive (loss) income	$(204.7)	$(194.3)	$4.0	$190.3	$(204.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$190.7	$76.1	$5.3	$(200.0)	$72.1
Cash flows from investing activities:
Capital expenditures	—	(40.8)	(1.5)	—	(42.3)
Purchase of available for sale securities	—	(72.4)	—	—	(72.4)
Proceeds from disposition of available for sale securities	—	30.0	—	—	30.0
Intercompany loans receivable[1]	(219.7)	106.2	(2.4)	115.9	—
Net cash (used in) provided by investing activities	(219.7)	23.0	(3.9)	115.9	(84.7)
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—	—	—	(206.0)
Issuance of 5.875% Senior Notes	375.0	—	—	—	375.0
Cash paid for debt issuance costs	(6.9)	—	—	—	(6.9)
Proceeds from stock option exercises	1.0	—	—	—	1.0
Repayment of capital lease	—	—	(0.1)	—	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(8.5)	—	—	—	(8.5)
Cash dividends paid to stockholders	(16.3)	—	—	—	(16.3)
Cash dividends paid to Parent	—	(200.0)	—	200.0	—
Intercompany loans payable[1]	(106.5)	222.1	0.3	(115.9)	—
Net cash provided by financing activities	29.0	22.1	0.2	84.1	135.4
Net increase in cash and cash equivalents during the period	—	121.2	1.6	—	122.8
Cash and cash equivalents at beginning of period	—	72.2	0.3	—	72.5
Cash and cash equivalents at end of period	$—	$193.4	$1.9	$—	$195.3
________________

[1]
As a result of the Parent's additional liquidity associated with the 5.875% Senior Notes (see Note 3), we classify all intercompany receivables and payables as Intercompany loans receivable and Intercompany loans payable, respectively, and therefore categorize changes in these balances within the investing and financing sections, respectively, of the Condensed Consolidating Statement of Cash Flows.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$233.4	$(190.1)	$5.0	$—	$48.3
Cash flows from investing activities:
Capital expenditures	—	(14.3)	(8.6)	—	(22.9)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	69.2	(8.6)	—	60.6
Cash flows from financing activities:
Repayment of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to repayment of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to repayment of Convertible Notes	(94.9)	—	—	—	(94.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(41.4)	—	—	—	(41.4)
Cash dividend paid to stockholders	(14.0)	—	—	—	(14.0)
Intercompany loan	—	(5.7)	5.7	—	—
Net cash (used in) provided by financing activities	(233.4)	(4.6)	5.7	—	(232.3)
Net increase (decrease) in cash and cash equivalents during the period	—	(125.5)	2.1	—	(123.4)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$49.8	$4.5	$—	$54.3
16. Subsequent Events
Dividend Declaration. On July 15, 2016, we announced that our Board of Directors declared a cash dividend of $0.45 per common share or approximately $8.1 million (including dividend equivalents), which will be paid on or about August 15, 2016 to stockholders of record at the close of business on July 25, 2016.

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
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended June 30, 2016;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes thereto included under Part I, Item 1. "Financial Statements" included in this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2015.
In the discussion of operating results below, we refer to certain non-GAAP items as non-run-rate items. The non-run-rate items used in this Report include value added revenue and operating income (loss) excluding non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are disclosed for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized-mark-to-market gain or loss on derivatives related to fluctuations in underlying metal prices and energy prices and currency exchange rates, lower of cost or market inventory write-downs and gain or loss related to the voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility. We purchase primary and scrap aluminum, our main raw material, at prices that fluctuate on a monthly basis, and we use pricing policies that generally allow us to pass metal cost fluctuations through to our customers. For some of our higher value added products sold on a spot basis, however, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we often enter into firm-price customer sales agreements that specify the underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us which we mitigate through a hedging program. Our pricing policies and hedging program are designed to largely mitigate the impact that fluctuations in underlying metal price may have on our profitability. As such, we provide information regarding value added revenue, which represents Net sales less the Hedged Cost of Alloyed Metal. Hedged Cost of Alloyed Metal is our Midwest Transaction Price of

aluminum ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, plus the cost of alloying elements plus any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Value added revenue (including average realized value added revenue and value added revenue of the product categories of our Fabricated Products segment) is disclosed for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see "Results of Operations - Segment and Business Unit Information" below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products").
At June 30, 2016, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $678.1 million on shipments of approximately 314.3 million pounds of semi-fabricated aluminum products during the six months ended June 30, 2016.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace manufacturers and suppliers, automotive suppliers and metal service centers. We have a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
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
In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers.
Our GE products serve the North American industrial market segments, and demand for these products generally tracks the broader manufacturing economic environment.
Highlights of the quarter ended June 30, 2016 include:

•	Solid demand for Aero/HS products, Automotive Extrusions and GE products;

•	Strong sales margins due to continued benefits of selective spot price increases we implemented in the second half of 2015 and low contained metal costs;

•	Issuance of $375.0 million principal amount of 5.875% Senior Notes due May 2024 ("5.875% Senior Notes") resulting in proceeds of $368.1 million net of $6.9 million of transaction fees;

•	Redemption of our 8.25% Senior Notes due June 2020 on June 1, 2016 resulting in a cash outflow for principal, redemption premium and accrued interest of $214.2 million;

•	Continued improvement in underlying cost and manufacturing efficiency;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $547.6 million, with no borrowings under the revolving credit facility, as of June 30, 2016;

•	Adoption of a tax asset protection rights plan ("Tax Asset Rights Plan") and declaration of a dividend of one preferred share purchase right for each outstanding share of our common stock;

•
Adoption of the Kaiser Aluminum Corporation 2016 Equity and Compensation Incentive Plan, succeeding in its entirety the Kaiser Aluminum Corporation 2006 Amended and Restated 2006 Equity and Performance Incentive Plan;

•	Declaration and payment of a regular dividend of $0.45 per common share, or $8.1 million; and

•	Repurchase of 25,768 shares of our common stock at the weighted average price per share of $86.11.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $334.9 million and $367.2 million for the quarters ended June 30, 2016 and June 30, 2015, respectively. The 9% decrease in net sales reflected a 6% decrease in average realized sales price per pound and a 3% decrease in Fabricated Products segment shipment volume. The decrease in average realized sales price per pound reflected a $0.19/lb, or 19%, decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.06/lb, or 5%, increase in average value added revenue per pound. The increase in average value added revenue per pound reflected: (i) continued benefits of pricing improvements on some Aero/HS products; (ii) the benefit from lower contained metal prices on some high value added products; and (iii) improved mix with higher value added products. The slight decrease in Fabricated Products segment shipment volume reflected lower shipments of Aero/HS products, Automotive Extrusions and Other products, partially offset by an increase in shipments of GE products.
Net sales totaled $678.1 million and $738.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The 8% decrease in Net sales reflected a 7% decrease in total average realized sales price per pound and a slight decrease in Fabricated Products segment shipment volume. The decrease in total average realized sales price per pound was primarily due to a $0.24/lb, or 22%, decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.07/lb, or 6%, increase in average value added revenue per pound. The increase in average value added revenue per pound reflected: (i) continued benefits of pricing improvements on some Aero/HS products; (ii) the benefit from lower contained metal prices on some high value added products; and (iii) improved mix with higher value added products. The slight decrease in Fabricated

Products segment shipment volume reflected lower shipments of Aero/HS and Other products, partially offset by an increase in shipments of Automotive Extrusions and GE products.
The price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium, which fluctuates in response to the aluminum supply/demand dynamics in North America. Fluctuation in the Midwest Price for primary aluminum does not necessarily directly impact profitability because: (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm-price sales agreements limit our losses, as well as gains, from primary metal price changes. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarters ended June 30, 2016 and June 30, 2015 was $0.71 + $0.08 and $0.80 + $0.12, respectively. The average LME plus Midwest premium transaction price per pound of primary aluminum for the six months ended June 30, 2016 and June 30, 2015 was $0.70+ $0.08 and $0.81+ $0.17 respectively. At July 18, 2016, the LME plus Midwest premium transaction price per pound was $0.75 + $0.07.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2016 totaled $250.4 million, or 75% of Net sales, compared to $294.8 million, or 80% of Net sales, for the quarter ended June 30, 2015. The decrease of $44.4 million was comprised of a $34.8 million decrease in Hedged Cost of Alloyed Metal and an $9.0 million decrease in net manufacturing conversion and other costs. Of the $34.8 million decrease in Hedged Cost of Alloyed Metal, $30.0 million was due to lower hedged metal prices and $4.8 million of lower shipment volume, as discussed in "Net Sales" above. The decrease in net manufacturing conversion and other costs reflected lower conversion costs due primarily to the impact of lower shipment volume. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended June 30, 2016 and June 30, 2015.
Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2016 totaled $512.4 million, or 76% of Net sales, compared to $597.1 million, or 81% of Net sales, for the six months ended June 30, 2015. The decrease of $84.7 million was comprised of: (i) a decrease of $76.8 million related to lower Hedged Cost of Alloyed Metal; (ii) a decrease of $7.0 million related to net manufacturing conversion and other costs; and (iii) higher specific costs in the quarter ended March 31, 2015 related to signing bonuses paid upon labor agreement ratifications and excess freight costs of $1.1 million and $0.9 million, respectively, partially offset by higher planned major maintenance expense of $1.1 million. Of the $76.8 million decrease in Hedged Cost of Alloyed Metal, $73.3 million was due to lower hedged metal prices and $3.5 million was due to slightly lower shipment volume. The $7.0 million decrease in net manufacturing conversion and other costs primarily reflected the impact of lower shipment volume. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the six months ended June 30, 2016 and June 30, 2015.
Lower of Cost or Market Inventory Write-Down. We recorded a lower of cost or market inventory write-down of $4.9 million during the quarter ended March 31, 2016, predominantly as a result of a decrease in our net realizable value of inventory (less a normal profit margin). There was no lower of cost or market inventory adjustment during the quarter ended June 30, 2016.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $27.5 million and $23.6 million for the quarters ended June 30, 2016 and June 30, 2015, respectively. The increase was due primarily to increases of: (i) $1.9 million in our short-term incentive compensation based on improved performance factor modifiers; (ii) $0.5 million in our long-term incentive compensation; and (iii) $0.2 million in workers' compensation costs. The increase in SG&A and R&D was also due to $1.2 million of insurance settlement proceeds we received during the quarter ended June 30, 2015.
SG&A and R&D expense was $53.6 million and $46.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase was due primarily to increases of: (i) $3.8 million in our short-term incentive compensation based on improved performance factor modifiers; (ii) $1.0 million in our long-term incentive compensation; (iii) $0.5 million in salaries and benefits; (v) $0.5 million in consulting fees and services; and (vi) $0.4 million in workers' compensation costs. The increase in SG&A and R&D was also due to $1.2 million of insurance settlement proceeds we received during the six months ended June 30, 2015.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. Net periodic postretirement benefit cost relating to Salaried VEBA totaled $0.9 million and $0.6 million for the quarters ended June 30, 2016 and June 30, 2015, respectively, and $1.7 million and $1.2 million for the six months ended June 30, 2016 and June 30, 2015. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA.

Loss (Gain) on Removal of Union VEBA Net Assets. There was no loss (gain) on removal of Union VEBA net assets for the quarter ended June 30, 2016. Loss (gain) on removal of Union VEBA net assets for the quarter ended June 30, 2015 was $1.6 million, and $(0.1) million and $493.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Loss on removal of Union VEBA net assets for the six months ended June 30, 2015 was due to the removal of the Union VEBA's plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements during the quarter ended March 31, 2015 as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The loss on the removal of Union VEBA net assets included a $45.4 million accrual for the estimated variable contributions to be paid with respect to 2015, 2016 and 2017. Because the amount of each annual variable cash contribution is subject to change based on our actual cash flow for each respective calendar year, we review the estimated liability for the remaining variable cash contributions quarterly and reflect changes in our Operating (loss) income. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% Senior Notes, 8.25% Senior Notes and our revolving credit facility, net of capitalized interest. Interest expense was $5.5 million and $5.2 million for the quarters ended June 30, 2016 and June 30, 2015, respectively, net of $0.9 million and $0.4 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $9.2 million and $15.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively, net of $1.8 million and $0.7 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million of the total interest expense for the six months ended June 30, 2015.
Other (Expense) Income, Net. See Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for details.
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
Deferred Tax Assets
Our non-current net deferred tax assets were $180.9 million and $163.3 million at June 30, 2016 and December 31, 2015, respectively. The increase in the non-current net deferred tax assets was primarily related to the early adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This was partially offset by a decrease of $31.0 million for the utilization of our net operating losses.
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
Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment operating income	$72.1	$50.6	$130.0	$95.5
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	2.1	(2.8)	1.9	(1.5)
Mark-to-market gain (loss) on derivative instruments	10.9	(1.5)	14.9	(6.0)
Non-cash lower of cost or market inventory write-down[2]	—	—	(4.9)	—
Workers' compensation benefit (cost) due to discounting	0.1	—	0.1	(0.1)
Asset impairment charges	(0.1)	—	(0.1)	—
Environmental expenses[3]	—	(0.8)	—	(1.2)
Total non-run-rate items	13.0	(5.1)	11.9	(8.8)
Segment operating income excluding non-run-rate items	$59.1	$55.7	$118.1	$104.3
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

[2]
The $4.9 million lower of cost or market inventory write-down during the six months ended June 30, 2016 was due primarily to a decrease in our net realizable value of inventory (less a normal profit margin).

[3]	See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
As noted above, segment operating income excluding non-run-rate items for the quarter ended June 30, 2016 was $3.4 million higher than segment operating income excluding such items for the quarter ended June 30, 2015. Higher segment operating income excluding non-run-rate items primarily reflected: (i) a positive sales impact of $7.2 million and (ii) continued improvement in underlying manufacturing conversion and other costs of $1.8 million, partially offset by: (i) a $4.3 million increase in overhead and employee benefit expense and (ii) $0.9 million of higher depreciation expense. The positive sales impact was due primarily to: (i) continued benefits of pricing improvements on some Aero/HS products; (ii) the benefit from lower contained metal prices on some high value added products; and (iii) improved mix with higher value added products. The increase in overhead and employee benefit expense reflected salary and benefit inflation and a higher incentive compensation accrual.
Segment operating income excluding non-run-rate items for the six months ended June 30, 2016 was $13.8 million higher than segment operating income excluding such items for the six months ended June 30, 2015. Higher segment operating income excluding non-run-rate items primarily reflected: (i) a positive sales impact of $20.3 million; (ii) improvement in underlying manufacturing conversion and other costs of $4.3 million; and (iii) $1.8 million benefit from lower energy prices, partially offset by: (i) a $11.7 million increase in overhead and employee benefits expense and (ii) $1.5 million of higher depreciation expense. The positive sales impact was due primarily to: (i) continued benefits of pricing improvements on some Aero/HS products; (ii) the benefit from lower contained metal prices on some high value added products; and (iii) improved mix with higher value added products. The increase in overhead and employee benefit expense reflected salary and benefits inflation and increases in incentive compensation and workers' compensation accruals.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Aero/HS Products:
Shipments (mmlbs)	60.0		62.8		123.7		124.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$167.7	$2.80	$181.1	$2.88	$344.6	$2.79	$361.4	$2.90
Less: Hedged Cost of Alloyed Metal	(50.9)	(0.85)	(66.1)	(1.05)	(105.2)	(0.85)	(135.2)	(1.09)
Value added revenue	$116.8	$1.95	$115.0	$1.83	$239.4	$1.94	$226.2	$1.81

Automotive Extrusions:
Shipments (mmlbs)	23.7		24.4		48.2		46.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$48.8	$2.06	$53.7	$2.20	$97.1	$2.01	$103.8	$2.23
Less: Hedged Cost of Alloyed Metal	(19.5)	(0.82)	(24.7)	(1.01)	(39.1)	(0.81)	(49.1)	(1.05)
Value added revenue	$29.3	$1.24	$29.0	$1.19	$58.0	$1.20	$54.7	$1.18

GE Products:
Shipments (mmlbs)	64.6		59.4		127.7		119.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$107.3	$1.66	$112.0	$1.89	$212.7	$1.67	$231.1	$1.93
Less: Hedged Cost of Alloyed Metal	(53.2)	(0.82)	(61.3)	(1.04)	(105.3)	(0.83)	(128.8)	(1.08)
Value added revenue	$54.1	$0.84	$50.7	$0.85	$107.4	$0.84	$102.3	$0.85

Other Products:
Shipments (mmlbs)	6.7		13.2		14.7		26.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$11.1	$1.66	$20.4	$1.55	$23.7	$1.61	$42.6	$1.60
Less: Hedged Cost of Alloyed Metal	(5.4)	(0.81)	(11.7)	(0.89)	(11.9)	(0.81)	(25.2)	(0.95)
Value added revenue	$5.7	$0.85	$8.7	$0.66	$11.8	$0.80	$17.4	$0.65

Total:
Shipments (mmlbs)	155.0		159.8		314.3		317.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$334.9	$2.16	$367.2	$2.30	$678.1	$2.16	$738.9	$2.33
Less: Hedged Cost of Alloyed Metal	(129.0)	(0.83)	(163.8)	(1.03)	(261.5)	(0.83)	(338.3)	(1.07)
Value added revenue	$205.9	$1.33	$203.4	$1.27	$416.6	$1.33	$400.6	$1.26
For the quarter ended June 30, 2016, Net sales of Fabricated Products decreased by 9% to $334.9 million, as compared to the quarter ended June 30, 2015, reflecting a 6% decrease in average realized sales price per pound and a 3% decrease in Fabricated Products segment shipment volume, as discussed in further detail above in "Consolidated Results of Operations."
For the six months ended June 30, 2016, Net sales of Fabricated Products decreased by 8% to $678.1 million as compared to the quarter ended June 30, 2015, due primarily to a 7% decrease in total average realized sales price per pound and a slight decrease in Fabricated Products segment shipment volume. See "Consolidated Results of Operations" above for further discussion.

Outlook
As we look to the third and fourth quarters of 2016, we anticipate normal seasonal demand weakness, and for general engineering plate, import pressure is expected to negatively impact sales prices and margins. In addition, we have significant major maintenance expense planned for the third quarter, which we anticipate to be approximately $5.0 million to $6.0 million higher than the quarterly run-rate of the six months ended June 30, 2016.
For the full year, we are modifying our value added revenue outlook for Aero/HS products to reflect slightly higher than 5% year-over-year growth based upon stronger than anticipated demand for our Aero/HS products. In addition, we are reducing our outlook for year-over-year value added revenue growth in Automotive Extrusions from 10% to approximately 6% as one program terminated sooner than anticipated and another program is ramping up at a slower than expected pace. The revision to our 2016 outlook for Automotive Extrusions does not change our longer-term outlook for continued demand growth in aluminum extrusion content in vehicles for our served market segments.
Overall, our full year outlook remains unchanged. We reiterate our outlook for value added revenue growth of 3% to 5% year-over-year with improvement in operating income (excluding non-run-rate items) and sales margin driven by sales growth and continued improvement in manufacturing efficiencies.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating loss	$(14.2)	$(13.6)	$(27.3)	$(517.1)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(0.9)	(0.6)	(1.7)	(1.2)
(Loss) gain on removal of Union VEBA net assets[1]	—	(1.6)	0.1	(493.8)
Total non-run-rate items	(0.9)	(2.2)	(1.6)	(495.0)
Operating loss excluding non-run-rate items	$(13.3)	$(11.4)	$(25.7)	$(22.1)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.
All Other operating loss excluding non-run-rate items for the quarter ended June 30, 2016 was $1.9 million higher compared to the same period in 2015. The increase was due primarily to an increase of: (i) $1.1 million in employee incentive compensation expense due to improved performance factor modifiers for short-term incentives and the shift to total shareholder return performance awards beginning in 2014; (ii) $0.3 million in salaries and benefits; and (iii) $0.2 million in workers' compensation expense.
All Other operating loss excluding non-run-rate items for the six months ended June 30, 2016 was $3.6 million higher than the comparable period in 2015 due primarily to an increase of: (i) $2.5 million in employee incentive compensation expense; (ii) $0.5 million in salaries and benefits and (iii) $0.4 million in workers' compensation expense.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	June 30, 2016	December 31, 2015
Available cash and cash equivalents	$195.3	$72.5
Short-term investments	72.0	30.0
Net borrowing availability under Revolving Credit Facility after letters of credit	280.3	280.8
Total liquidity	$547.6	$383.3
Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with an original maturity of greater than 90 days.
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
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2016, or as of December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2016	2015
Total cash provided by (used in):
Operating activities:
Fabricated Products	$116.7	$95.9
All Other	(44.6)	(47.6)
Total cash provided by operating activities	$72.1	$48.3
Investing activities:
Fabricated Products	$(42.1)	$(22.7)
All Other	(42.6)	83.3
Total cash (used in) provided by investing activities	$(84.7)	$60.6
Financing activities:
Fabricated Products	$(0.1)	$—
All Other	135.5	(232.3)
Total cash provided by (used in) financing activities	$135.4	$(232.3)
Operating Activities
Fabricated Products – For the six months ended June 30, 2016, Fabricated Products segment operating activities provided $116.7 million of cash. Cash provided in the six months ended June 30, 2016 was primarily related to: (i) $130.0 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $3.0 million; and (iii) a lower of cost or market inventory write-down of $4.9 million. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivable of $20.2 million due primarily to the timing of sales and lower metal price and (ii) an increase in inventory of $2.8 million.
Fabricated Products segment operating activities provided $95.9 million of cash during the six months ended June 30, 2015. Cash provided in the six months ended June 30, 2015 was primarily related to: (i) $95.5 million of operating income and (ii) adjustments for non-cash items and depreciation and amortization of $22.1 million, offset by (iii) an increase in accounts receivable, prepaid expenses and other assets of $8.7 million; (iv) an increase in inventory of $2.6 million due primarily to increased shipment volume; (v) a decrease in accounts payable of $5.9 million due to the timing of payments; and (vi) a decrease in other accrued liabilities of $4.9 million due primarily to a decrease in accrued salaries and wages.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $44.6 million during the six months ended June 30, 2016 consisted primarily of payments relating to: (i) general and administrative costs of $12.3 million; (ii) an annual variable cash contribution to the VEBAs of $19.5 million with respect to the 2015 year; (iii) our short-term incentive program in the amount of $3.6 million; and (iv) interest on the 5.875% and 8.25% Senior Notes and Revolving Credit Facility of $9.2 million.
Cash used in operating activities of $47.6 million during the six months ended June 30, 2015 consisted primarily of payments relating to: (i) general and administrative costs of $16.8 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; and (iv) interest on the Convertible Notes, 8.25% Senior Notes and Revolving Credit Facility of $13.3 million.
Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2016 was $42.1 million, compared to $22.7 million of cash used during the six months ended June 30, 2015. Cash used during the six months ended June 30, 2016 and June 30, 2015 was related to capital expenditures.
All Other – Cash used in investing activities for All Other was $42.6 million during the six months ended June 30, 2016 and primarily consisted of purchases of available for sale securities of $72.4 million and proceeds from the disposition of available for sale securities of $30.0 million. Cash provided by investing activities for All Other during the six months ended June 30, 2015 was $83.3 million and primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015.
Financing Activities
Fabricated Products – Cash used in financing activities during the six months ended June 30, 2016 was $0.1 million for capital lease repayments. There was no cash flow activity in financing activities for the six months ended June 30, 2015.
All Other – Cash provided by financing activities during the six months ended June 30, 2016 was $135.5 million, representing $375.0 million in proceeds from the issuance of our 5.875% Senior Notes and $1.0 million in proceeds from the exercise of stock options, partially offset by: (i) $206.0 million for the repayment of the 8.25% Senior Notes; (ii) $16.3 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $8.5 million of cash used to repurchase our common stock under our stock repurchase program; (iv) $6.9 million of debt issuance costs; and (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the six months ended June 30, 2015 was $232.3 million, representing: (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $41.4 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $14.0 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); and (iv) $3.0 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; partially offset by (v) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.

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
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations).
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	July 18, 2016	June 30, 2016
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$280.3	$287.6
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.3)	(7.3)
Net remaining borrowing availability	$273.0	$280.3
Borrowing rate (if applicable)[1]	3.75%	3.75%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
Mandatory principal and cash interest payments on the outstanding borrowings under the 5.875% Senior Notes assuming no early redemptions thereof are as follows (in millions of dollars) for each of the periods ending December 31 (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for further details on the 5.875% Senior Notes):

		Payments Due by Period
	Total	2016	2017	2018	2019	2020	2021 and Thereafter
Interest on 5.875% Senior Notes	$176.5	$11.3	$22.0	$22.0	$22.0	$22.0	$77.2
Principal on 5.875% Senior Notes	$375.0	$—	$—	$—	$—	$—	$375.0
Total	$551.5	$11.3	$22.0	$22.0	$22.0	$22.0	$452.2
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 for commitment fees on the Revolving Credit Facility.
We do not believe that covenants in the indenture governing the 5.875% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

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
Total capital expenditures were $42.3 million and $22.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Capital spending during the six months ended June 30, 2016 was due primarily to continued spending on the $150.0 million modernization project at our Trentwood facility and capital upgrades at several of our extrusion facilities to support new automotive programs that will launch over the next few years. The rest of our capital spending was spread among our manufacturing locations on projects expected to continue to reduce operating costs, improve quality, increase capacity or enhance operational security. In 2016, we anticipate capital spending will be approximately $80.0 million for purposes of: (i) continued spending on the $150.0 million modernization project at our Trentwood facility; (ii) continuing our capacity expansions for Automotive Extrusions; (iii) other manufacturing cost efficiency and quality initiatives; and (iv) sustaining capital spending. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the six months ended June 30, 2016 and June 30, 2015, and declared subsequent to June 30, 2016.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition and anticipated cash requirements and covenants contained in the Revolving Credit Facility, the indenture for our 5.875% Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility. See Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restrictions on dividend payments contained in the indenture for our 5.875% Senior Notes.
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the six months ended June 30, 2016 and June 30, 2015 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the six months ended June 30, 2016 and June 30, 2015 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
On May 26, 2016, we amended our certificate of incorporation to extend the restrictions on the transfer of our common shares to reduce the risk that an ownership change within the criteria under Section 382 of the Internal Revenue Code of 1986 would jeopardize our ability to fully use our federal income tax attributes. These transfer restrictions will expire in accordance with their terms on May 26, 2019.
In addition, on April 7, 2016, our Board of Directors adopted the Tax Asset Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock. Our stockholders approved the Tax Asset Rights Plan at our 2016 Annual Meeting of Stockholders on May 26, 2016. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for more information regarding the Tax Asset Rights Plan and the Rights.

Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
In May 2016, we issued $375.0 million principal amount of 5.875% Senior Notes. See "Liquidity and Capital Resources – Debt" above for contractual principal and interest payments in future years.
During the six months ended June 30, 2016, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $19.5 million to the VEBAs during the first quarter of 2016 with respect to 2015.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for more information on purchase obligations we incurred during the six months ended June 30, 2016.
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
During the six months ended June 30, 2016 and June 30, 2015, settlements of derivative contracts covering, in millions of pounds, 109.1 and 91.5, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At June 30, 2016, we had derivative contracts with respect to approximately, in millions of pounds, 91.9, 72.3 and 17.4 to hedge sales to be made in 2016, 2017 and 2018, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange market price of aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $18.2 million and $12.9 million on June 30, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.6 million and $0.8 million on June 30, 2016 and December 31, 2015, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
If we encounter reductions in the price of aluminum and/or if we encounter a decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmbtu) and electricity prices (per mwh) would impact our 2016 annual operating costs by approximately $2.0 million and $0.2 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of June 30, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 81%, 74% and 72% of the expected natural gas purchases for the remainder of 2016, 2017 and 2018, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $5.9 million and $7.0 million on June 30, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of June 30, 2016, we had physical delivery commitments with firm prices covering approximately 55%, 54% and 36% of the expected electricity purchases for the remainder of 2016, 2017 and 2018, respectively.
The balances of such financial instruments and/or physical delivery commitments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.

Foreign Currency
As of June 30, 2016, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. These derivative instruments are designated and qualify as cash flow hedges, therefore periodic gain and loss related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of June 30, 2016, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through August 2017. We estimate that a 10% decrease in the June 30, 2016 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.2 million as of June 30, 2016.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of June 30, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2015.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning risk factors. In connection with the issuance of our 5.875% Senior Notes, repayment of our 8.25% Senior Notes, the adoption of the Tax Asset Rights Plan and the amendment of our certificate of incorporation, certain risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have changed.
The following risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have changed and are amended in their entirety below:

•	"Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity."

•	"Restrictive covenants in our debt instruments contain significant qualifications and exceptions."

•	"Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our debt."

•	"We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends."

•	"We may not be able to utilize all of our net operating loss carryforwards."

•	"The rights plan and transfer restrictions implemented by us to protect our tax attributes could hinder the market for our common stock."

•	"The transfer restrictions implemented by us to protect our tax attributes may void transactions in our common stock effected by 5% stockholders."

•	"We could engage in or approve transactions involving our common shares that adversely affect significant stockholders."

•	"Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock."
Amended Risk Factors
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our 5.875% Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
A breach of the covenants or restrictions under our revolving credit facility or under the indenture governing the 5.875% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our revolving credit facility or our indenture for our 5.875% Senior Notes could trigger an event of default under the other indebtedness obligation as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
More detailed descriptions of our revolving credit facility and the indenture governing our 5.875% Senior Notes are included in filings made by us with the Securities and Exchange Commission, along with the documents themselves, which provide the full text of these covenants.
Restrictive covenants in our debt instruments contain significant qualifications and exceptions.
While our revolving credit facility and the indenture governing the 5.875% Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial.
As indicated above, more detailed descriptions of our revolving credit facility and the indenture governing our 5.875% Senior Notes are included in filings made by us with the Securities and Exchange Commission, along with the documents themselves, which provide the full text of these covenants.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and holders of the 5.875% Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.
We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our 5.875% Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the 5.875% Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 5.875% Senior Notes or other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the 5.875% Senior Notes or other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 5.875% Senior Notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While our revolving credit facility and the indenture governing the 5.875% Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 5.875% Senior Notes.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
We may not be able to utilize all of our net operating loss carryforwards.
We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months ("ownership change") as determined under the Internal Revenue Code of 1986 ("Code"). On April 7, 2016, we adopted a tax asset protection rights plan ("Tax Asset Rights Plan") designed to preserve our ability to fully utilize our net operating loss carryforwards and other significant tax attributes to offset future taxable income. At the 2016 annual meeting of our stockholders held on May 26, 2016, our stockholders ratified the adoption of the Tax Asset Rights Plan, which will expire on April 7, 2019, and approved an amendment to our certificate of incorporation to implement stock transfer restrictions ("Successor Transfer Restrictions") to replace transfer restrictions that would have expired on July 6, 2016. As a result of the amendment to our certificate of incorporation, our certificate of incorporation continues to contain transfer restrictions that prohibit and void certain transfers of our common stock in order to reduce the risk that an ownership change will jeopardize our net operating loss carryforwards and other tax attributes. Neither the Tax Asset Rights Plan nor the Successor Transfer Restrictions, however, completely protects our net operating loss carryforwards and other valuable tax attributes and an ownership change could still occur.
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

The rights plan and transfer restrictions implemented by us to protect our tax attributes could hinder the market for our common stock.
In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, for purposes of Sections 382 and 383 of the Code, we adopted the Tax Asset Rights Plan and implemented the Successor Transfer Restrictions as discussed above. Like the previous transfer restrictions contained in our certificate of incorporation, the Tax Asset Rights Plan and the Successor Transfer Restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
The transfer restrictions implemented by us to protect our tax attributes may void transactions in our common stock effected by 5% stockholders.
The Successor Transfer Restrictions in our certificate of incorporation restrict the transfer of our equity securities if, as a result of the transfer, either any person would become the owner of 4.99% or more of our stock as determined under Section 382 of the Code ("5% stockholder") or the percentage stock ownership of any 5% stockholder would be increased. The Successor Transfer Restrictions are subject to exceptions set forth in our certificate of incorporation and will expire in accordance with their terms on May 26, 2019. Any transfer that violates the Successor Transfer Restrictions is void and will be unwound as provided in our certificate of incorporation.
We could engage in or approve transactions involving our common shares that adversely affect significant stockholders.
Under the Successor Transfer Restrictions in our certificate of incorporation, prior to May 26, 2019, our 5% stockholders are, in effect, required, and under the Rights Plan, prior to April 7, 2019, encouraged, to seek the approval of, or a determination by, our Board of Directors before they engage in certain transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders' having to seek the approval of, or a determination by, our Board of Directors before they could engage in certain future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the ongoing purchase of our shares, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements. We can give no assurance that dividends will be declared and paid or that dividends will not be reduced in the future. Additionally, our revolving credit facility and the indenture for our 5.875% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares.
Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.
Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Prior to May 26, 2019, the Successor Transfer Restrictions in our certificate of incorporation will restrict certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. The general effect of the Successor Transfer Restrictions, which were put in place to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, is to ensure that an ownership change cannot occur in any 36-month period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
In addition, on April 7, 2016, we adopted the Tax Asset Rights Plan, which is designed to preserve our ability to fully utilize our net operating loss carryforwards and other significant tax attributes to offset future taxable income. At the 2016 annual meeting of our stockholders, our stockholders ratified the adoption of the Tax Asset Rights Plan, which will expire on April 7, 2019. Like the rights and provisions described above, including the Successor Transfer Restrictions in our certificate of incorporation, the Tax Asset Rights Plan could have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2016:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2016 - April 30, 2016	244	$84.67	3,414	$83.83	$116.6
May 1, 2016 - May 31, 2016	—	—	12,104	85.36	$115.6
June 1, 2016 - June 30, 2016	24	87.66	10,250	87.76	$114.7
Total	268	$84.94	25,768	$86.11	N/A
__________________________

[1]
Under our equity incentive plans, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended June 30, 2016, we withheld 268 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Of the $114.7 million that as of June 30, 2016 may yet be used to purchase our shares pursuant to the stock repurchase plan, $14.7 million is part of the $75.0 million that was authorized in December 2013 and $100.0 million was authorized in April 2015. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information about restrictions on dividend payments contained in the Revolving Credit Facility. See Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restrictions on dividend payments contained in the indenture for our 5.875% Senior Notes.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Debt Issuance Costs. As discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report, we retrospectively adopted Accounting Standards Update 2015-03, which resulted in the following reclassification adjustments for the period presented related to debt issuance costs (in millions of dollars):

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
Guarantor and Non-Guarantor Financial Information. As discussed in Note 3 and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report, our 5.875% Senior Notes are unsecured obligations and are guaranteed by certain of our domestic subsidiaries that own virtually all of our operating assets and through which we conduct the vast majority of our business. Kaiser Aluminum Mill Products, Inc. was included in the "Guarantor Subsidiaries" under the indenture covering the 8.25% Senior Notes but is not a Guarantor Subsidiary under the indenture for our 5.875% Senior Notes. The impact of this change to our condensed consolidated balance sheets as of December 31, 2015 and 2014, and the condensed consolidated statements of comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2015 is considered immaterial and, therefore, these periods have not been restated to reflect this change.

Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 000-52105).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 000-52105).

4.1
Tax Asset Protection Rights Agreement, dated as of April 7, 2016, between Kaiser Aluminum Corporation and Computershare Inc., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto and the Summary of Rights to Purchase Preferred Stock attached as Exhibit C thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 000-52105).

4.2
Indenture, dated May 12, 2016, by and among the Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 12, 2016, File No. 001-09447).

4.3	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.2).

4.4
Registration Rights Agreement, dated May 12, 2016, by and among the Kaiser Aluminum Corporation, each of the guarantors signatory thereto and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by the Company on May 12, 2016, File No. 001-09447).

10.1
Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 001-09447).

*10.2	Form of Director Restricted Stock Award Agreement.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 26, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 000-52105).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 000-52105).

4.1
Tax Asset Protection Rights Agreement, dated as of April 7, 2016, between Kaiser Aluminum Corporation and Computershare Inc., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto and the Summary of Rights to Purchase Preferred Stock attached as Exhibit C thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 000-52105).

4.2
Indenture, dated May 12, 2016, by and among the Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 12, 2016, File No. 001-09447).

4.3	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.2).

4.4
Registration Rights Agreement, dated May 12, 2016, by and among the Kaiser Aluminum Corporation, each of the guarantors signatory thereto and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by the Company on May 12, 2016, File No. 001-09447).

10.1
Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 001-09447).

*10.2	Form of Director Restricted Stock Award Agreement.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.