Form 10-Q
period 2016-09-30
KAISER ALUMINUM CORP
filed 2016-10-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to_________________________________________

Commission File Number: 1-09447

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2016, there were 17,909,053 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72.9	$72.5
Short-term investments	201.0	30.0
Receivables:
Trade receivables – net	142.2	116.7
Other	7.3	6.1
Inventories	223.6	219.6
Prepaid expenses and other current assets[1]	10.9	56.7
Total current assets	657.9	501.6
Property, plant and equipment – net	518.6	495.4
Deferred tax assets – net[1,2]	170.9	163.3
Intangible assets – net	26.7	30.5
Goodwill	37.2	37.2
Other assets[1]	22.1	19.6
Total	$1,433.4	$1,247.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69.6	$76.7
Accrued salaries, wages and related expenses	42.8	39.8
Other accrued liabilities	46.7	52.7
Short-term capital leases	0.1	0.1
Total current liabilities	159.2	169.3
Net liabilities of Salaried VEBA	18.2	19.0
Deferred tax liabilities	2.2	2.1
Long-term liabilities	71.2	87.5
Long-term debt[1]	368.5	194.6
Total liabilities	619.3	472.5
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2016 and December 31, 2015; no shares were issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2016 and at December 31, 2015; 22,330,955 shares issued and 17,923,218 shares outstanding at September 30, 2016; 22,291,180 shares issued and 18,053,747 shares outstanding at December 31, 2015	0.2	0.2
Additional paid in capital[2]	1,044.3	1,037.3
Retained earnings[2]	58.7	15.8
Treasury stock, at cost, 4,407,737 shares at September 30, 2016 and 4,237,433 shares at December 31, 2015, respectively	(260.3)	(246.5)
Accumulated other comprehensive loss	(28.8)	(31.7)
Total stockholders' equity	814.1	775.1
Total	$1,433.4	$1,247.6
____________

[1]	See Note 1 for discussion of our adoption of ASU 2015-03 and ASU 2015-17 (as defined in Note 1).

[2]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions of dollars, except share and per share amounts)
Net sales	$320.6	$336.4	$998.7	$1,075.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	254.7	267.3	767.1	864.4
Lower of cost or market inventory write-down	—	—	4.9	—
Unrealized (gain) loss on derivative instruments	(2.0)	1.7	(16.9)	7.7
Depreciation and amortization	9.0	8.1	26.7	24.2
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	25.6	21.1	79.2	67.4
Net periodic postretirement benefit cost relating to Salaried VEBA	0.8	0.6	2.5	1.8
(Gain) loss on removal of Union VEBA net assets – Note 5	—	(2.9)	(0.1)	490.9
Total selling, general, administrative, research and development	26.4	18.8	81.6	560.1
Other operating charges, net	2.7	—	2.8	—
Total costs and expenses	290.8	295.9	866.2	1,456.4
Operating income (loss)	29.8	40.5	132.5	(381.1)
Other expense:
Interest expense	(5.5)	(4.9)	(14.7)	(19.9)
Other expense, net – Note 13	—	(0.9)	(10.4)	(0.1)
Income (loss) before income taxes	24.3	34.7	107.4	(401.1)
Income tax (provision) benefit	(9.4)	(12.6)	(40.2)	151.2
Net income (loss)	$14.9	$22.1	$67.2	$(249.9)

Net income (loss) per common share:
Basic	$0.84	$1.29	$3.76	$(14.55)
Diluted	$0.82	$1.21	$3.70	$(14.55)
Weighted-average number of common shares outstanding (in thousands):
Basic	17,841	17,123	17,858	17,178
Diluted	18,175	18,172	18,181	17,178

Dividends declared per common share	$0.45	$0.40	$1.35	$1.20

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions of dollars)
Net income (loss)	$14.9	$22.1	$67.2	$(249.9)
Other comprehensive income:
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	0.1	0.3	0.3	0.8
Amortization of prior service cost	1.0	0.7	3.0	2.2
Removal of obligation relating to Union VEBA	—	—	—	106.6
Other comprehensive income relating to VEBAs	1.1	1.0	3.3	109.6
Available for sale securities:
Unrealized gain (loss) on available for sale securities	0.9	(0.4)	1.3	(0.7)
Reclassification adjustments:
Reclassification of unrealized (gain) loss upon sale of available for sale securities	(0.3)	(0.1)	(0.3)	0.1
Other comprehensive income (loss) relating to available for sale securities	0.6	(0.5)	1.0	(0.6)
Translation gain on Canadian pension plan accumulated other comprehensive income balance	—	—	0.1	—
Unrealized gain (loss) on foreign currency cash flow hedges	0.1	—	0.2	(0.2)
Foreign currency translation loss	—	(0.3)	—	(0.2)
Other comprehensive income, before tax	1.8	0.2	4.6	108.6
Income tax expense related to items of other comprehensive income	(0.7)	(0.1)	(1.7)	(41.2)
Other comprehensive income, net of tax	1.1	0.1	2.9	67.4
Comprehensive income (loss)	$16.0	$22.2	$70.1	$(182.5)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2015	18,053,747	$0.2	$1,036.5	$15.9	$(246.5)	$(31.7)	$774.4
Cumulative-effect adjustment[1]	—	—	0.8	(0.1)	—	—	0.7
BALANCE, January 1, 2016	18,053,747	$0.2	$1,037.3	$15.8	$(246.5)	$(31.7)	$775.1
Net income	—	—	—	67.2	—	—	67.2
Other comprehensive income, net of tax	—	—	—	—	—	2.9	2.9
Issuance of non-vested shares to employees and non-employee directors	9,702	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,474	—	0.1	—	—	—	0.1
Issuance of common shares to employees upon option exercises and vesting of restricted stock units and performance shares	64,476	—	1.0	—	—	—	1.0
Cancellation of employee non-vested shares	(379)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(35,498)	—	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(170,304)	—	—	—	(13.8)	—	(13.8)
Cash dividends on common stock ($1.35 per share)	—	—	—	(24.4)	—	—	(24.4)
Amortization of unearned equity compensation	—	—	8.7	—	—	—	8.7
Dividends on unvested equity awards that were canceled	—	—	—	0.1	—	—	0.1
BALANCE, September 30, 2016	17,923,218	$0.2	$1,044.3	$58.7	$(260.3)	$(28.8)	$814.1
____________

[1]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$67.2	$(249.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	25.5	23.0
Amortization of definite-lived intangible assets	1.2	1.2
Amortization of debt discount and debt issuance costs	0.8	4.2
Deferred income taxes – Note 1	40.7	(151.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[1]	—	(1.1)
Non-cash equity compensation[1]	8.8	7.0
Lower of cost or market write-down	4.9	—
Loss on extinguishment of debt	11.1	—
Non-cash unrealized (gain) loss on derivative instruments	(16.9)	7.7
Non-cash impairment charge	2.6	—
Loss on disposition of property, plant and equipment	0.2	0.2
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	2.5	1.8
Non-cash loss on removal of Union VEBA net assets[2]	—	446.7
Other non-cash changes in assets and liabilities	1.1	0.4
Changes in operating assets and liabilities:
Trade and other receivables	(26.7)	4.2
Inventories, excluding lower of cost or market write-down	(8.9)	(2.6)
Prepaid expenses and other current assets	(0.9)	—
Accounts payable	0.8	(15.0)
Accrued liabilities[2]	27.9	19.7
Annual variable cash contributions to VEBAs[2]	(19.5)	(13.7)
Long-term assets and liabilities, net[2]	(15.8)	26.1
Net cash provided by operating activities	106.6	108.9
Cash flows from investing activities[3]:
Capital expenditures	(57.4)	(38.4)
Purchase of available for sale securities	(201.1)	(0.5)
Proceeds from disposition of available for sale securities	30.0	84.0
Net cash (used in) provided by investing activities	(228.5)	45.1
Cash flows from financing activities[3]:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	(6.1)
Issuance of 5.875% Senior Notes	375.0	—
Cash paid for debt issuance costs	(6.8)	—
Repayment of Convertible Notes	—	(175.0)
Proceeds from cash-settled call options related to repayment of Convertible Notes	—	94.9
Payment for conversion premium related to repayment of Convertible Notes	—	(94.9)
Proceeds from stock option exercises	1.0	—
Repayment of capital lease	(0.1)	—

	Nine Months Ended
	September 30,
	2016	2015
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[1]	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	(3.0)
Repurchase of common stock	(13.6)	(45.1)
Cash dividends paid to stockholders	(24.4)	(21.0)
Net cash provided by (used in) financing activities	122.3	(249.1)
Net increase (decrease) in cash and cash equivalents during the period	0.4	(95.1)
Cash and cash equivalents at beginning of period	72.5	177.7
Cash and cash equivalents at end of period	$72.9	$82.6
____________

[1]	See Note 4 and Note 6 for discussion of our adoption of ASU 2016-09.

[2]	See Note 5 for the impact of removing the Union VEBA (defined in Note 5) net assets.

[3]	See Note 12 for the supplemental disclosure on non-cash transactions.
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
Inventories. Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 2016, we recorded a lower of cost or market inventory write-down of $4.9 million, predominantly as a result of a decrease in our net realizable value of inventory. The net realizable value reflected commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. There were no lower of cost or market inventory adjustments during the quarters ended June 30, 2016 and September 30, 2016.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At September 30, 2016 and December 31, 2015, after inventory write-down adjustments, the stated LIFO value of inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $11.2 million and $24.1 million, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated on the first-in, first-out basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at September 30, 2016 and December 31, 2015 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.6 million and $0.4 million during the quarters ended September 30, 2016 and September 30, 2015, respectively. The amount of interest expense capitalized as construction in progress was $2.4 million and $1.1 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.

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
Self Insurance of Employee Health and Workers' Compensation Liabilities. We self-insure the majority of the costs of employee health care benefits and workers' compensation benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $25.5 million and $23.5 million at September 30, 2016 and December 31, 2015, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 1.75% at both September 30, 2016 and December 31, 2015. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.3 million and $3.2 million for the periods ended September 30, 2016 and December 31, 2015, respectively.
Foreign Currency Risk Management. From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive income until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense as depreciation is recognized on the underlying equipment. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities. We report the effective portion of our cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item. Hedge effectiveness is assessed periodically. Any derivative instrument not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in Net income (loss) immediately. See Note 8 for additional information.
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, ASU 2014-09 was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 was subsequently amended by three additional pronouncements: (i) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; (ii) ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and (iii) ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We expect to adopt ASU 2014-09, including its subsequent amendments discussed above, using the modified retrospective transition approach for the fiscal year ending December 31, 2018 and will continue to assess the impact of the adoption on our consolidated financial statements, including a potential change of certain contracts from point-in-time to over-time recognition; however, based on our assessments to date, we do not expect the adoption of this ASU, as amended, to have a material impact on our consolidated financial statements.
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
We do not anticipate any material impact on our financial statements upon the adoption of the following accounting pronouncements issued during 2016: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and (iii) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
There were no material impacts on our consolidated financial statements resulting from our adoption in the first quarter of 2016 of the following accounting pronouncements: (i) ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement; (ii) ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent); and (iii) ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
2. Supplemental Balance Sheet Information

	September 30, 2016	December 31, 2015
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$26.8	$40.3
Commercial paper	46.1	32.2
Total	$72.9	$72.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2016	December 31, 2015
	(In millions of dollars)
Trade Receivables – Net
Billed trade receivables	$142.8	$116.8
Unbilled trade receivables	0.2	0.7
Trade receivables, gross	143.0	117.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$142.2	$116.7

Inventories
Finished products	$70.1	$79.5
Work-in-process	73.5	63.6
Raw materials	56.0	53.4
Operating supplies and repair and maintenance parts	24.0	23.1
Total	$223.6	$219.6

Prepaid Expenses and Other Current Assets
Current derivative assets – Notes 8 and 9	$4.6	$1.5
Current deferred tax assets – Note 1	—	49.6
Prepaid taxes	1.1	—
Prepaid insurance	1.5	1.9
Short-term restricted cash	0.3	0.3
Other	3.4	3.4
Total	$10.9	$56.7

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	84.8	71.8
Machinery and equipment	585.2	549.0
Construction in progress	47.3	48.5
Property, plant and equipment – gross	740.0	692.0
Accumulated depreciation	(221.7)	(196.9)
Assets held for sale	0.3	0.3
Property, plant and equipment – net	$518.6	$495.4

Other Assets
Restricted cash	$11.7	$10.9
Debt issuance costs on Revolving Credit Facility	1.1	1.3
Deferred compensation plan assets	8.3	7.3
Derivative assets – Notes 8 and 9	1.0	0.1
Total	$22.1	$19.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2016	December 31, 2015
	(In millions of dollars)
Other Accrued Liabilities
Current derivative liabilities – Notes 8 and 9	$2.7	$14.1
Uncleared cash disbursements	4.5	8.0
Accrued income taxes and taxes payable	7.8	3.1
Accrued annual contribution to VEBAs	—	19.6
Accrued contingent contribution to Union VEBA – Note 5	17.1	—
Short-term environmental accrual – Note 7	1.4	1.6
Accrued interest	8.6	1.5
Short-term deferred revenue	0.2	1.2
Other	4.4	3.6
Total	$46.7	$52.7

Long-Term Liabilities
Derivative liabilities – Notes 8 and 9	$0.5	$2.1
Income tax liabilities	0.9	0.7
Workers' compensation accruals	23.9	21.7
Long-term environmental accrual – Note 7	16.1	17.0
Long-term asset retirement obligations	5.1	4.8
Deferred compensation liability	8.3	7.7
Long-term deferred revenue	0.2	0.3
Long-term capital leases	—	0.1
Long-term portion of contingent contribution to Union VEBA – Note 5	12.8	29.9
Other long-term liabilities	3.4	3.2
Total	$71.2	$87.5
3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of September 30, 2016 was $6.5 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million and $8.8 million for the quarter and nine months ended September 30, 2016, respectively. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs.
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
During the quarter ended September 30, 2016, we filed an exchange offer registration statement with respect to the 5.875% Senior Notes. Once the registration statement was declared effective by the Securities and Exchange Commission, we offered to holders of the 5.875% Senior Notes to exchange their original notes for notes that are freely transferable pursuant to the registration statement. All of the outstanding original notes were validly tendered for registered notes during the quarter ended September 30, 2016.
The fair value of the outstanding 5.875% Senior Notes at September 30, 2016 was approximately $392.3 million. See Note 9 for information relating to the estimated fair value of the 5.875% Senior Notes.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"). During 2015, we repurchased $27.2 million aggregate principal amount of our 8.25% Senior Notes for 107.5% of the principal amount, and on June 1, 2016 we redeemed in full the remaining $197.8 million principal balance of our 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Upon the redemption of the 8.25% Senior Notes, our cash outflow for principal, redemption premium and accrued interest totaled $214.2 million. The $8.2 million redemption premium and $2.9 million write-off of unamortized debt issuance costs were included in Other expense, net on our Statements of Consolidated Income (Loss) (see Note 13 for details). Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $4.8 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016 and September 30, 2015, interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $7.1 million and $14.5 million, respectively. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
The fair value of the outstanding 8.25% Senior Notes at December 31, 2015 was approximately $207.3 million. See Note 9 for information relating to the estimated fair value of the 8.25% Senior Notes.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $287.6 million of borrowing availability under the Revolving Credit Facility at September 30, 2016, based on the borrowing base determination then in effect. At September 30, 2016, there were no borrowings under the Revolving Credit Facility and $7.3 million was being used to support outstanding letters of credit, leaving $280.3 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 3.75% at September 30, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Income Tax Matters
The provision for (benefit from) incomes taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Domestic	$9.1	$13.4	$39.5	$(149.0)
Foreign	0.3	(0.8)	0.7	(2.2)
Total	$9.4	$12.6	$40.2	$(151.2)
The income tax provision for the quarters ended September 30, 2016 and September 30, 2015 was $9.4 million and $12.6 million, reflecting an effective tax rate of 38.7% and 36.3%, respectively. There was no material difference between the effective tax rates and the projected blended statutory tax rates for the quarters ended September 30, 2016 and September 30, 2015.
The income tax provision (benefit) for the nine months ended September 30, 2016 and September 30, 2015 was $40.2 million and $(151.2) million, reflecting an effective tax rate of 37.5% and 37.7%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2016 and September 30, 2015.
The $151.2 million income tax benefit for the nine months ended September 30, 2015 included a $184.4 million tax benefit that was recorded as a result of removing the Union VEBA net assets and related deferred tax liabilities from our consolidated financial statements. See Note 5 for additional information regarding employee benefits.
Our gross unrecognized benefits relating to uncertain tax positions were $1.8 million and $1.7 million at September 30, 2016 and December 31, 2015, respectively, of which, $0.7 million and $0.6 million would be recorded through our income tax provision and thus impact the effective tax rate at September 30, 2016 and December 31, 2015, respectively, if the gross unrecognized tax benefits were to be recognized.
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
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution based on the contribution formula discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The variable cash contribution obligation to the Union VEBA expires in September 2017, while the obligation to the Salaried VEBA has no express termination date. The variable contribution for 2015 was $19.5 million (comprised of $16.7 million to the Union VEBA and $2.8 million to the Salaried VEBA). These amounts were paid during the first quarter of 2016. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

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
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and nine months ended September 30, 2016 and September 30, 2015. The following table presents the components of net periodic benefit cost for the Salaried VEBA and charges relating to all other employee benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Salaried VEBA:
Service cost[1]	$—	$—	$—	$—
Interest cost	0.7	0.7	2.2	2.1
Expected return on plan assets	(1.0)	(1.1)	(3.0)	(3.3)
Amortization of prior service cost	1.0	0.7	3.0	2.2
Amortization of net actuarial loss	0.1	0.3	0.3	0.8
Total net periodic postretirement benefit cost relating to Salaried VEBA	0.8	0.6	2.5	1.8
(Gain) loss on removal of Union VEBA net assets	—	(2.9)	(0.1)	490.9
Total VEBAs	0.8	(2.3)	2.4	492.7
Other employee benefit plans:
Deferred compensation plan	0.5	(0.4)	0.8	0.1
Defined contribution plans	1.7	1.4	7.4	7.1
Multiemployer pension plans	1.2	1.1	3.5	2.9
Total other employee benefit plans	$3.4	$2.1	$11.7	$10.1
Total	$4.2	$(0.2)	$14.1	$502.8
____________

[1]	The service cost was insignificant for all periods presented.
The following table presents the allocation of the charges detailed above, by reportable segment and business unit (in millions of dollars – see Note 11):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fabricated Products	$2.9	$2.4	$10.4	$9.4
All Other	1.3	(2.6)	3.7	493.4
Total	$4.2	$(0.2)	$14.1	$502.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For all periods presented, Net periodic postretirement benefit cost relating to Salaried VEBA and the (Gain) loss on removal of Union VEBA net assets were included within All Other. Further, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of September 30, 2016, we had a liability of $18.8 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the nine month performance period of our 2016 STI Plans.
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
Effective May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company and certain persons who provide services to us that are equivalent to those typically provided by an employee, are eligible to participate in the 2016 Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2016 Plan, the number of shares of common stock available for awards is limited to 1,045,000 shares, minus, (i) one share for every one share subject to an award granted under the 2006 Plan between December 31, 2015 and the effective date of the 2016 Plan, plus (ii) any shares of our common stock that become available under the 2016 Plan as a result of forfeiture, cancellation, expiration, or cash settlement of awards. At September 30, 2016, 924,402 shares were available for awards under the 2016 Plan.
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
Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards under the 2006 Plan and the 2016 Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-vested common shares and restricted stock units	$1.2	$1.1	$3.5	$3.3
TSR-Based Performance Shares	1.5	1.0	4.0	2.7
CP-Based Performance Shares	0.4	—	0.9	—
EVA-Based Performance Shares	—	0.1	0.3	0.8
Total non-cash compensation expense	$3.1	$2.2	$8.7	$6.8
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fabricated Products	$1.2	$0.8	$3.1	$2.4
All Other	1.9	1.4	5.6	4.4
Total non-cash compensation expense	$3.1	$2.2	$8.7	$6.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of September 30, 2016:

	Unrecognized gross compensation costs (in millions of dollars)	Expected period (in years) over which the remaining gross compensation costs will be recognized
Non-vested common shares and restricted stock units	$7.0	1.8
TSR-Based Performance Shares	$7.7	1.8
CP-Based Performance Shares	$3.8	2.4
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares for the nine months ended September 30, 2016 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		TSR-Based Performance Shares		CP-Based Performance Shares		EVA-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	156,553	$67.20	5,521	$66.64	299,877	$89.43	—	$—	155,105	$57.76
Granted[1]	9,702	86.11	57,205	75.57	95,974	93.02	63,983	80.46	—	—
Vested	(49,737)	65.54	(2,097)	63.02	—	—	—	—	(49,611)	57.76
Forfeited[1]	(379)	69.18	(588)	74.49	(1,115)	90.06	(164)	80.46	—	—
Canceled[1]	—	—	—	—	—	—	—	—	(105,494)	57.76
Outstanding at September 30, 2016	116,139	$69.49	60,041	$75.20	394,736	$90.30	63,819	$80.46	—	$—
____________

[1]
For TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout. Non-Vested Common Shares granted in 2016 were granted under the 2016 Plan.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-vested common shares	$—	$—	$86.11	$72.09
Restricted stock units	$—	$—	$75.57	$69.83
TSR-Based Performance Shares	$—	$—	$93.02	$95.68
CP-Based Performance Shares	$—	$—	$80.46	$—
Stock Options. As of December 31, 2015, we had 16,645 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 15 months. During the nine months ended September 30, 2016, 12,768 options were exercised and no options were granted or forfeited, resulting in 3,877 fully-vested stock options outstanding as of September 30, 2016 with a remaining contractual life of six months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Under the 2006 Plan and 2016 Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2016 and September 30, 2015, 35,498 and 35,081 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
7. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 8).
There were no material changes to our scheduled minimum rental commitments during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, our contractual obligations relating to firm commitments for energy purchases increased by $7.8 million, $5.9 million, $0.9 million and $0.7 million for purchases to be made in 2018, 2019, 2020 and thereafter, respectively.
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
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Spokane, Washington ("Trentwood") facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin, including the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014 and receiving approval from Washington State Ecology on completed sections. In cooperation with Washington State Ecology, in 2015 we constructed a pilot test treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from groundwater under the Trentwood facility. We initiated and began operating the treatment test facility in the first half of 2016. As the success of the new methodology cannot be reasonably determined at this time, it is possible that we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method and the operation of the treatment facility become available.
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
At September 30, 2016, our environmental accrual of $17.5 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

factors change, there may be revisions to management's estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $12.3 million over the remediation period. We reduced the amount by which the reasonably possible amount exceeded the accrued amount from $24.7 million to $12.3 million during the quarter ended September 30, 2016 following a review of remediation work completed at our Trentwood facility and accepted by Washington State Ecology. It is reasonably possible that our recorded estimate will change in the next 12 months.
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
We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major, investment grade financial institutions or trading companies. Hedging transactions are governed by negotiated reciprocal credit lines, which require collateral to be posted above specified credit thresholds. We believe the risk of loss is remote and contained due to counterparty credit quality, our diversification practice and collateral requirements.
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $1.7 million and $14.6 million at September 30, 2016 and December 31, 2015, respectively, and we had no collateral posted as of those dates.
Hedges of Operational Risks
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. As of September 30, 2016, we had open forward contracts designated as cash flow hedges to purchase euros with maturity dates between three months and 11 months. The notional amounts of these foreign currency forward contracts totaled 1.6 million euros and 4.7 million euros at September 30, 2016 and December 31, 2015, respectively, with a weighted average contract exchange rate of 1.13 and 1.15 euro to US dollar, respectively. The effective portion of the fair value on these instruments is recorded within Other comprehensive income (loss)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

and is reclassified into the Statements of Consolidated Income (Loss) on the same line item and the same period in which the underlying equipment is depreciated. We had no such reclassifications into Net income (loss) during the quarters and nine months ended September 30, 2016 and September 30, 2015 and anticipate no material such reclassifications for the next 12 months. We incurred no ineffectiveness on these hedges during the quarters and nine months ended September 30, 2016 and September 30, 2015. As of September 30, 2016, the loss reported in Accumulated other comprehensive loss related to the cash flow hedges was $0.1 million.
Non-Designated Hedges of Operational Risks. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create metal price risk for us. We limit our exposure to this metal price risk through our use of third-party hedging instruments. See Note 9 for additional information regarding our material derivative positions relating to hedges of operational risk and their respective fair values.
Realized and Unrealized Gain and Loss. Realized and unrealized gain (loss) associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Included in Other Comprehensive Income (Loss):
Unrealized gain (loss):
Foreign currency cash flow hedge	$0.1	$—	$0.2	$(0.2)
Included in Statements of Consolidated Income (Loss):
Realized loss:
Aluminum	(0.4)	(9.0)	(4.1)	(18.8)
Natural gas	(0.9)	(1.2)	(4.2)	(3.8)
Electricity	—	(0.3)	—	(1.4)
Total realized loss[1]	$(1.3)	$(10.5)	$(8.3)	$(24.0)
Unrealized gain (loss):
Aluminum	$1.7	$(0.3)	$11.7	$(8.8)
Natural gas	0.3	(1.0)	5.2	(0.2)
Electricity	—	(0.4)	—	1.3
Subtotal[2]	2.0	(1.7)	16.9	(7.7)
Hedges related to the Convertible Notes:
Option assets	—	—	—	10.2
Bifurcated conversion feature	—	—	—	(10.2)
Subtotal[3]	$—	$—	$—	$—
Total unrealized gain (loss)	$2.0	$(1.7)	$16.9	$(7.7)
______________________

[1]	Recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Recorded within Unrealized (gain) loss on derivative instruments.

[3]	Recorded within Other expense, net and relates to our 4.5% unsecured cash convertible senior notes ("Convertible Notes"), which settled in April 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes our material derivative positions at September 30, 2016:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	10/16 through 6/18	158.8
Fixed price sales contracts	10/16 through 12/16	0.4
Midwest premium swap contracts[1]	10/16 through 6/18	147.2

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	10/16 through 12/19	5,650,000

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	12/16 through 8/17	1,593,700
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of September 30, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 80%, 74%, 73% and 33% of the expected natural gas purchases for the remainder of 2016, 2017, 2018 and 2019 respectively.

We have physical delivery commitments at firm prices covering approximately 55%, 54%, 54% and 18% of our expected electricity purchases for the remainder of 2016, 2017, 2018 and 2019 respectively.
We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding our derivatives by type of counterparty as of September 30, 2016 (in millions of dollars):

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with netting agreements)	$2.9	$—	$2.9	$1.0	$—	$1.9
Counterparty (with partial netting agreements)	2.7	—	2.7	0.6	$—	$2.1
Total	$5.6	$—	$5.6	$1.6	$—	$4.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with netting agreements)	$(1.9)	$—	$(1.9)	$(1.0)	$—	$(0.9)
Counterparty (with partial netting agreements)	(1.3)	—	(1.3)	(0.6)	—	(0.7)
Total	$(3.2)	$—	$(3.2)	$(1.6)	$—	$(1.6)
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
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At September 30, 2016, all of our short-term investments had maturity dates within 10 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At September 30, 2016 and September 30, 2015, the total unrealized loss, net of tax, included in Accumulated other comprehensive loss was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. In addition to debt investment securities, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the Net Asset Value ("NAV") of the investment funds on a recurring basis. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair values of the 5.875% Senior Notes at September 30, 2016 and 8.25% Senior Notes at December 31, 2015 were based on their respective trading prices and are considered Level 1 inputs in the fair value hierarchy (see Note 3 for the related carrying values).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments (Non-Designated Hedges):
Aluminum – Fixed price purchase contracts	$—	$5.1	$—	$5.1
Natural gas – Fixed price purchase contracts	—	0.4	—	0.4
Midwest premium swap contracts	—	—	0.1	0.1

All Other Financial Assets:
Cash and cash equivalents	26.8	46.1	—	72.9
Short-term investments	—	201.0	—	201.0
Deferred compensation plan assets	—	8.3	—	8.3
Total assets	$26.8	$260.9	$0.1	$287.8

FINANCIAL LIABILITIES:
Derivative Instruments (Non-Designated Hedges):
Aluminum –
Fixed price purchase contracts	$—	$(0.4)	$—	$(0.4)
Midwest premium swap contracts	—	—	(0.8)	(0.8)
Natural gas – Fixed price purchase contracts	—	(2.0)	—	(2.0)

All Other Financial Liabilities:
5.875% Senior Notes	(392.3)	—	—	(392.3)
Total liabilities	$(392.3)	$(2.4)	$(0.8)	$(395.5)

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents quantitative information for Level 3 Midwest premium derivative contracts:

	Fair Value at September 30, 2016 (in millions of dollars)	Valuation Technique	Unobservable Input	Settlement Period	Range ($ in unit price)
Assets:
Midwest premium swap contracts	$0.1	Discounted fair value	Forward price curve	Oct -16 through Dec-17	$0.067 per metric ton to $0.073 per metric ton
Liabilities:
Midwest premium swap contracts	$(0.8)	Discounted fair value	Forward price curve	Oct-16 through Jun-18	$0.067 per metric ton to $0.076 per metric ton
The following table presents a reconciliation of activity for the Midwest premium swap contracts on a net basis (in millions of dollars):

Level 3
Fair value measurement at December 31, 2015	$0.6
Total realized/unrealized (loss) included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized (gain) loss on derivative instruments	(0.6)
Transactions involving Level 3 derivative contracts:
Purchases	(1.2)
Sales	—
Issuances	—
Settlements	0.4
Transactions involving Level 3 derivatives – net	(0.8)
Transfers in and/or out of Level 3 valuation hierarchy	—
Fair value measurement at September 30, 2016	$(0.7)

Total loss included in Unrealized (gain) loss on derivative instruments, attributable to the change in unrealized gain/loss relating to derivative contracts held at September 30, 2016:	$(0.8)
Fair Values of Non-Financial Assets and Liabilities
The loss of a customer during the quarter ended September 30, 2016 triggered an evaluation of one of our customer relationship intangible assets. The evaluation indicated that the carrying value of this customer relationship intangible asset exceeded its estimated fair value as determined by future discounted cash flows. As such, we recorded a non-cash impairment charge of $2.6 million during the quarter ended September 30, 2016 within Other operating charges, net.
Other than the impairment discussed above, we identified no other indicators of impairment associated with the remainder of our intangible assets during the nine months ended September 30, 2016. In addition, we concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities during the nine months ended September 30, 2016 and September 30, 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$14.9	$22.1	$67.2	$(249.9)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,841	17,123	17,858	17,178
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and stock options	334	305	323	—
Add: dilutive effect of warrants[2]	—	744	—	—
Diluted[3]	18,175	18,172	18,181	17,178

Net income (loss) per common share, Basic:	$0.84	$1.29	$3.76	$(14.55)
Net income (loss) per common share, Diluted:	$0.82	$1.21	$3.70	$(14.55)
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]
Net-share-settled warrants ("Warrants") relating to approximately 1.7 million notional common shares of our common stock were outstanding at September 30, 2015 at an exercise price of approximately $60.32 per share, and were settled during a period from October 1, 2015 through December 18, 2015.

[3]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters and nine months ended September 30, 2016 and September 30, 2015 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common shares	—	—	—	17
Non-vested common shares, restricted stock units and performance shares	3	—	2	281
Warrants	—	—	—	773
Total excluded	3	—	2	1,071
During the nine months ended September 30, 2016 and September 30, 2015, we paid a total of approximately $24.4 million ($1.35 per common share) and $21.0 million ($1.20 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
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
During the nine months ended September 30, 2016 and September 30, 2015, we repurchased 170,304 shares of common stock at a weighted-average price of $81.04 per share and 599,397 shares of common stock at a weighted-average price of $75.81 per share, respectively, pursuant to the stock repurchase program. The total cost of $13.8 million and $45.4 million was recorded as Treasury stock during the nine months ended September 30, 2016 and September 30, 2015, respectively. At September 30, 2016, $109.5 million were available to repurchase our common shares pursuant to the stock repurchase program.
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
11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace/high strength ("Aero/HS products"), automotive ("Automotive Extrusions"), general engineering ("GE products") and other industrial end market applications ("Other products"). We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At September 30, 2016, approximately 63% of our employees were covered by collective bargaining agreements and approximately 6% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from September 30, 2016.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables provide financial information by reporting segment and business unit for each period or as of each period-end, as applicable (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Fabricated Products	$320.6	$336.4	$998.7	$1,075.3
Segment operating income (loss):
Fabricated Products[1]	$42.1	$47.3	$172.1	$142.8
All Other[2]	(12.3)	(6.8)	(39.6)	(523.9)
Total operating income (loss)	$29.8	$40.5	$132.5	$(381.1)
Interest expense	(5.5)	(4.9)	(14.7)	(19.9)
Other expense, net	—	(0.9)	(10.4)	(0.1)
Income (loss) before income taxes	$24.3	$34.7	$107.4	$(401.1)
Depreciation and amortization:
Fabricated Products	$8.8	$7.9	$26.2	$23.8
All Other	0.2	0.2	0.5	0.4
Total depreciation and amortization	$9.0	$8.1	$26.7	$24.2
Capital expenditures:
Fabricated Products	$15.0	$15.1	$57.1	$37.8
All Other	0.1	0.4	0.3	0.6
Total capital expenditures	$15.1	$15.5	$57.4	$38.4
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market gain on primary aluminum, natural gas and foreign currency hedging activities, which totaled $2.0 million and 16.9 million for the quarter and nine months ended September 30, 2016, respectively. Non-cash mark-to-market loss on primary aluminum, natural gas, electricity and foreign currency hedging activities totaled $1.7 million and $7.7 million for the quarter and nine months ended September 30, 2015, respectively. For further discussion regarding mark-to-market matters, see Note 8.

[2]
Operating loss in All Other included loss on removal of Union VEBA net assets of $2.9 million and $490.9 million for the quarter and nine months ended September 30, 2015, respectively. See Note 5 for further details.

	September 30, 2016	December 31, 2015
Assets:
Fabricated Products	$962.3	$904.7
All Other[1]	471.1	342.9
Total assets	$1,433.4	$1,247.6
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 9) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by product categories based on end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Aero/HS products	$156.1	$170.0	$500.7	$531.4
Automotive Extrusions	46.5	49.5	143.6	153.3
GE products	105.6	100.4	318.3	331.5
Other products	12.4	16.5	36.1	59.1
Total net sales	$320.6	$336.4	$998.7	$1,075.3
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income taxes paid:
Fabricated Products –
United States	$0.1	$0.1	$0.4	$0.4
Canada	—	0.2	0.5	1.5
Total income taxes paid	$0.1	$0.3	$0.9	$1.9
The aggregate foreign currency transaction gain (loss) included in Net income (loss) was immaterial for the quarters and nine months ended September 30, 2016 and September 30, 2015.
For the quarter ended September 30, 2016, one customer represented 25% and another represented 11% of Fabricated Products Net sales. For the nine months ended September 30, 2016, one customer represented 26% and another represented 10% of Fabricated Products Net sales. For both the quarter and nine months ended September 30, 2015, one customer represented 25% of Fabricated Products Net Sales. No other individual customer accounted for more than 10% of Fabricated Products Net sales during the quarter and nine months ended September 30, 2015.
At September 30, 2016, one customer represented 16%, a second customer represented 12% and a third customer represented 10% of the trade receivables balance. Two individual customers each accounted for 17% of the trade receivables balance at December 31, 2015.
Information for delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	84%	84%	84%	86%
Supply from our largest supplier	28%	28%	32%	28%
Supply from our second and third largest suppliers	33%	45%	31%	36%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2016	2015
	(In millions of dollars)
Interest paid	$6.7	$13.5
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$0.2	$0.3
Unpaid purchases of property and equipment	$2.4	$4.4
13. Other Expense, Net
Other expense, net consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income	$—	$0.1	$0.1	$0.3
Realized gain on investments	0.1	—	0.4	0.5
Loss on extinguishment of debt[1]	—	—	(11.1)	—
All other, net	(0.1)	(1.0)	0.2	(0.9)
Other expense, net	$—	$(0.9)	$(10.4)	$(0.1)
_____________________

[1]
Represents the loss on extinguishment of our 8.25% Senior Notes during the nine months ended September 30, 2016, which includes an $8.2 million premium paid to redeem the notes and a $2.9 million write-off of unamortized debt issuance costs associated with the notes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of other comprehensive income for each period presented (in millions of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended September 30, 2016
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.1	$—	$0.1
Amortization of prior service cost[1]	1.0	(0.4)	0.6
Other comprehensive income relating to Salaried VEBA	1.1	(0.4)	0.7
Available for sale securities:
Unrealized gain on available for sale securities	0.9	(0.4)	0.5
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.3)	0.1	(0.2)
Other comprehensive income relating to available for sale securities	0.6	(0.3)	0.3
Unrealized gain on foreign currency cash flow hedges	0.1	—	0.1
Other comprehensive income	$1.8	$(0.7)	$1.1

Quarter Ended September 30, 2015
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	0.7	(0.2)	0.5
Other comprehensive income relating to Salaried VEBA	1.0	(0.3)	0.7
Available for sale securities:
Unrealized loss on available for sale securities	(0.4)	0.1	(0.3)
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.1)	0.1	—
Other comprehensive loss relating to available for sale securities	(0.5)	0.2	(0.3)
Foreign currency translation loss	(0.3)	—	(0.3)
Other comprehensive income	$0.2	$(0.1)	$0.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Nine Months Ended September 30, 2016
Salaried VEBA:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost[1]	3.0	(1.1)	1.9
Other comprehensive income relating to Salaried VEBA	3.3	(1.2)	2.1
Available for sale securities:
Unrealized gain on available for sale securities	1.3	(0.5)	0.8
Reclassification adjustments:
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.3)	0.1	(0.2)
Other comprehensive income relating to available for sale securities	1.0	(0.4)	0.6
Translation gain on Canadian pension plan accumulated other comprehensive income balance	0.1	—	0.1
Unrealized gain on foreign currency cash flow hedges	0.2	(0.1)	0.1
Other comprehensive income	$4.6	$(1.7)	$2.9

Nine Months Ended September 30, 2015
VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss[1]	$0.8	$(0.3)	$0.5
Amortization of prior service cost[1]	2.2	(0.8)	1.4
Removal of obligation relating to Union VEBA	106.6	(40.4)	66.2
Other comprehensive income relating to VEBAs	109.6	(41.5)	68.1
Available for sale securities:
Unrealized loss on available for sale securities	(0.7)	0.2	(0.5)
Reclassification adjustments:
Reclassification of unrealized loss upon sale of available for sale securities[2]	0.1	—	0.1
Other comprehensive loss relating to available for sale securities	(0.6)	0.2	(0.4)
Unrealized loss on foreign currency cash flow hedges	(0.2)	0.1	(0.1)
Foreign currency translation loss	(0.2)	—	(0.2)
Other comprehensive income	$108.6	$(41.2)	$67.4
________________

[1]
Amounts reclassified out of Accumulated other comprehensive loss relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]
Amounts reclassified out of Accumulated other comprehensive loss relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of Accumulated other comprehensive loss.

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
The following condensed consolidating financial information as of September 30, 2016 and December 31, 2015, and for the quarters and nine months ended September 30, 2016 and September 30, 2015 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$69.2	$3.7	$—	$72.9
Short-term investments	—	201.0	—	—	201.0
Receivables:
Trade receivables – net	—	138.0	4.2	—	142.2
Intercompany loans receivable	82.1	0.1	0.6	(82.8)	—
Other	—	5.6	1.7	—	7.3
Inventories	—	221.3	6.1	(3.8)	223.6
Prepaid expenses and other current assets	0.2	10.4	0.4	(0.1)	10.9
Total current assets	82.3	645.6	16.7	(86.7)	657.9
Investments in and advances to subsidiaries	986.3	33.4	—	(1,019.7)	—
Property, plant and equipment – net	—	487.0	31.6	—	518.6
Long-term intercompany loans receivable	123.5	4.4	7.3	(135.2)	—
Deferred tax assets – net	—	164.0	—	6.9	170.9
Intangible assets – net	—	26.7	—	—	26.7
Goodwill	—	37.2	—	—	37.2
Other assets	—	22.0	0.1	—	22.1
Total	$1,192.1	$1,420.3	$55.7	$(1,234.7)	$1,433.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.0	$62.9	$5.7	$—	$69.6
Intercompany loans payable	—	82.7	0.1	(82.8)	—
Accrued salaries, wages and related expenses	—	40.6	2.2	—	42.8
Other accrued liabilities	8.5	49.2	0.6	(11.6)	46.7
Short-term capital leases	—	0.1	—	—	0.1
Total current liabilities	9.5	235.5	8.6	(94.4)	159.2
Net liabilities of Salaried VEBA	—	18.2	—	—	18.2
Deferred tax liabilities	—	—	2.2	—	2.2
Long-term intercompany loans payable	—	130.8	4.4	(135.2)	—
Long-term liabilities	—	65.2	6.0	—	71.2
Long-term debt	368.5	—	—	—	368.5
Total liabilities	378.0	449.7	21.2	(229.6)	619.3

Total stockholders' equity	814.1	970.6	34.5	(1,005.1)	814.1
Total	$1,192.1	$1,420.3	$55.7	$(1,234.7)	$1,433.4

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$313.9	$26.6	$(19.9)	$320.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	250.0	23.7	(19.0)	254.7
Unrealized gain on derivative instruments	—	(2.0)	—	—	(2.0)
Depreciation and amortization	—	8.5	0.5	—	9.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.9	24.0	1.3	(0.6)	25.6
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.8	—	—	0.8
Total selling, general, administrative, research and development	0.9	24.8	1.3	(0.6)	26.4
Other operating charges, net	—	2.7	—	—	2.7
Total costs and expenses	0.9	284.0	25.5	(19.6)	290.8
Operating (loss) income	(0.9)	29.9	1.1	(0.3)	29.8
Other (expense) income:
Interest (expense) income	(5.7)	0.1	—	0.1	(5.5)
Other (expense) income, net	(0.1)	0.1	0.1	(0.1)	—
(Loss) income before income taxes	(6.7)	30.1	1.2	(0.3)	24.3
Income tax provision	—	(11.6)	(0.3)	2.5	(9.4)
Earnings in equity of subsidiaries	21.6	0.7	—	(22.3)	—
Net income	$14.9	$19.2	$0.9	$(20.1)	$14.9

Comprehensive income	$16.0	$20.3	$0.9	$(21.2)	$16.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$976.9	$80.6	$(58.8)	$998.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	753.1	70.3	(56.3)	767.1
Lower of cost or market inventory write-down	—	4.9	—	—	4.9
Unrealized gain on derivative instruments	—	(16.9)	—	—	(16.9)
Depreciation and amortization	—	25.2	1.5	—	26.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	3.3	71.4	6.5	(2.0)	79.2
Net periodic postretirement benefit cost relating to Salaried VEBA	—	2.5	—	—	2.5
Gain on removal of Union VEBA net assets	—	(0.1)	—	—	(0.1)
Total selling, general, administrative, research and development	3.3	73.8	6.5	(2.0)	81.6
Other operating charges, net	—	2.8	—	—	2.8
Total costs and expenses	3.3	842.9	78.3	(58.3)	866.2
Operating (loss) income	(3.3)	134.0	2.3	(0.5)	132.5
Other (expense) income:
Interest (expense) income	(15.9)	1.1	—	0.1	(14.7)
Other (expense) income, net	(11.1)	0.6	0.2	(0.1)	(10.4)
(Loss) income before income taxes	(30.3)	135.7	2.5	(0.5)	107.4
Income tax provision	—	(51.1)	(0.7)	11.6	(40.2)
Earnings in equity of subsidiaries	97.5	1.3	—	(98.8)	—
Net income	$67.2	$85.9	$1.8	$(87.7)	$67.2

Comprehensive income	$70.1	$88.7	$1.9	$(90.6)	$70.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Quarter Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$329.5	$29.4	$(22.5)	$336.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	263.1	25.3	(21.1)	267.3
Unrealized loss on derivative instruments	—	1.7	—	—	1.7
Depreciation and amortization	—	7.8	0.3	—	8.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.9	18.4	2.4	(0.6)	21.1
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.6	—	—	0.6
Gain on removal of Union VEBA net assets	—	(2.9)	—	—	(2.9)
Total selling, general, administrative, research and development	0.9	16.1	2.4	(0.6)	18.8
Total costs and expenses	0.9	288.7	28.0	(21.7)	295.9
Operating (loss) income	(0.9)	40.8	1.4	(0.8)	40.5
Other (expense) income:
Interest expense	(4.7)	(0.3)	—	0.1	(4.9)
Other (expense) income, net	(0.6)	2.2	(2.4)	(0.1)	(0.9)
(Loss) income before income taxes	(6.2)	42.7	(1.0)	(0.8)	34.7
Income tax (provision) benefit	—	(15.6)	0.8	2.2	(12.6)
Earnings (loss) in equity of subsidiaries	28.3	(1.0)	—	(27.3)	—
Net income (loss)	$22.1	$26.1	$(0.2)	$(25.9)	$22.1

Comprehensive income (loss)	$22.2	$26.5	$(0.5)	$(26.0)	$22.2

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$189.7	$108.4	$8.5	$(200.0)	$106.6
Cash flows from investing activities:
Capital expenditures	—	(55.6)	(1.8)	—	(57.4)
Purchase of available for sale securities	—	(201.1)	—	—	(201.1)
Proceeds from disposition of available for sale securities	—	30.0	—	—	30.0
Intercompany loans receivable[1]	(205.6)	106.0	(3.7)	103.3	—
Net cash (used in) provided by investing activities	(205.6)	(120.7)	(5.5)	103.3	(228.5)
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—	—	—	(206.0)
Issuance of 5.875% Senior Notes	375.0	—	—	—	375.0
Cash paid for debt issuance costs	(6.8)	—	—	—	(6.8)
Proceeds from stock option exercises	1.0	—	—	—	1.0
Repayment of capital lease	—	—	(0.1)	—	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(13.6)	—	—	—	(13.6)
Cash dividends paid to stockholders	(24.4)	—	—	—	(24.4)
Cash dividends paid to Parent	—	(200.0)	—	200.0	—
Intercompany loans payable[1]	(106.5)	209.3	0.5	(103.3)	—
Net cash provided by financing activities	15.9	9.3	0.4	96.7	122.3
Net (decrease) increase in cash and cash equivalents during the period	—	(3.0)	3.4	—	0.4
Cash and cash equivalents at beginning of period	—	72.2	0.3	—	72.5
Cash and cash equivalents at end of period	$—	$69.2	$3.7	$—	$72.9
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$250.2	$(140.8)	$(0.5)	$—	$108.9
Cash flows from investing activities:
Capital expenditures	—	(26.0)	(12.4)	—	(38.4)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	57.5	(12.4)	—	45.1
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(6.1)	—	—	—	(6.1)
Repayment of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to repayment of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to repayment of Convertible Notes	(94.9)	—	—	—	(94.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.1	—	—	1.1
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(3.0)	—	—	—	(3.0)
Repurchase of common stock	(45.1)	—	—	—	(45.1)
Cash dividend paid to stockholders	(21.0)	—	—	—	(21.0)
Intercompany loans payable	—	(13.5)	13.5	—	—
Net cash (used in) provided by financing activities	(250.2)	(12.4)	13.5	—	(249.1)
Net (decrease) increase in cash and cash equivalents during the period	—	(95.7)	0.6	—	(95.1)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$79.6	$3.0	$—	$82.6
16. Subsequent Events
Dividend Declaration. On October 14, 2016, we announced that our Board of Directors declared a cash dividend of $0.45 per common share or approximately $8.1 million (including dividend equivalents), which will be paid on or about November 15, 2016 to stockholders of record at the close of business on October 25, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management's strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended September 30, 2016;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility. We purchase primary and scrap aluminum, our main raw material, at prices that fluctuate on a monthly basis, and we use pricing policies that generally allow us to pass metal cost fluctuations through to our customers. For some of our higher value added products sold on a spot basis, however, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we often enter into firm-price customer sales agreements that specify the underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us, which we mitigate through a hedging program. Our pricing policies and hedging program are designed to largely mitigate the impact that fluctuations in underlying metal price may have on our profitability. As such, we provide information regarding value added revenue, which represents Net sales less the Hedged Cost of Alloyed Metal. Hedged Cost of Alloyed Metal is our Midwest Transaction Price of aluminum ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, plus the cost of alloying elements plus any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Value added revenue (including average realized value added revenue and value added revenue of the product categories of our Fabricated Products segment) is disclosed for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see "Results of Operations - Segment and Business Unit Information" below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for the following end market applications: aerospace and high strength products ("Aero/HS products"); extrusions for automotive applications ("Automotive Extrusions"); general engineering products ("GE products"); and other industrial products ("Other products").
At September 30, 2016, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical and machinery and equipment end market applications. Through these facilities, we recorded Net sales of approximately $998.7 million on shipments of approximately 462.6 million pounds of semi-fabricated aluminum products during the nine months ended September 30, 2016.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, and metal service centers. We have a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
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
Our Aero/HS and GE products are also sold for use in defense end market applications. Requirements of military engagements and spending limits by the United States government will determine near-term demand for our Aero/HS and GE products for use in such applications. We expect the production of the F-35, or Joint Strike Fighter to continue to be a demand driver for our Aero/HS products.
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
Highlights of the quarter ended September 30, 2016 include:

•	Solid demand for Aero/HS products, Automotive Extrusions and GE products, impacted modestly by normal seasonality;

•	Continued improvement in underlying cost and manufacturing efficiency;

•	Higher planned major maintenance expense;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $554.2 million, with no borrowings under the revolving credit facility, as of September 30, 2016;

•	Declaration and payment of a regular dividend of $0.45 per common share, or $8.1 million;

•	Repurchase of 61,271 shares of our common stock at the weighted average price per share of $84.62; and

•
Declaration of effectiveness of our exchange offer registration statement in connection with the issuance of the 5.875% Senior Notes by the Securities and Exchange Commission and the tender of 100% of the outstanding principal amount of the original notes in exchange for an equal aggregate principal amount of exchange notes.

Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $320.6 million and $336.4 million for the quarters ended September 30, 2016 and September 30, 2015, respectively. The 5% decrease in net sales reflected a 4% decrease in average realized sales price per pound and a slight decrease in Fabricated Products segment shipment volume. The decrease in average realized sales price per pound primarily reflected a $0.08/lb, or 9%, decrease in average Hedged Cost of Alloyed Metal prices per pound. The slight decrease in Fabricated Products segment shipment volume reflected: (i) lower shipments of Aero/HS products primarily related to higher than normal in-transit inventory and (ii) lower shipments of Automotive Extrusions and Other products, partially offset by an increase in shipments of GE products.
Net sales totaled $998.7 million and $1,075.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The 7% decrease in Net sales reflected a 6% decrease in total average realized sales price per pound and a slight decrease in Fabricated Products segment shipment volume. The decrease in total average realized sales price per pound was primarily due to a $0.18/lb, or 18%, decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.04/lb, or 3%, increase in average value added revenue per pound. The increase in average value added revenue per pound reflected continued benefits of pricing improvements on some Aero/HS products and the benefit from lower contained metal prices on some high value added products. The slight decrease in Fabricated Products segment shipment volume reflected lower shipments of Aero/HS and Other products, partially offset by an increase in shipments of GE products.
The price for the aluminum we purchase is typically based on the Average Midwest Transaction Price ("Midwest Price"). The Midwest Price represents the London Metal Exchange price ("LME") plus a Midwest premium, which fluctuates in response to the aluminum supply/demand dynamics in North America. Fluctuation in the Midwest Price for primary aluminum does not necessarily directly impact profitability because: (i) a substantial portion of the business conducted by the Fabricated Products segment passes aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm-price sales agreements limit our losses, as well as gains, from primary metal price changes. The average LME plus Midwest premium transaction price per pound of primary aluminum for the quarters ended September 30, 2016 and September 30, 2015 was $0.74 + $0.06 and $0.72 + $0.08, respectively, and $0.71+ $0.08 and $0.78+ $0.14 for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2016 totaled $254.7 million, or 79% of Net sales, compared to $267.3 million, or 79% of Net sales, for the quarter ended September 30, 2015. The decrease of $12.6 million was comprised of a $11.8 million decrease in Hedged Cost of Alloyed Metal and a $0.8 million decrease in net manufacturing conversion and other costs. Of the $11.8 million decrease in Hedged Cost of Alloyed Metal, $9.8 million was due to lower hedged metal prices and $2.0 million was due to lower shipment volume, as discussed in "Net Sales" above. The decrease in net manufacturing conversion and other costs reflected a $1.9 million impact of lower shipment volume and a decrease of $6.3 million in controllable manufacturing costs, partially offset by a $5.9 million increase in overhead and benefits costs and higher major maintenance expense of $1.5 million. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended September 30, 2016 and September 30, 2015.
Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2016 totaled $767.1 million, or 77% of Net sales, compared to $864.4 million, or 80% of Net sales, for the nine months ended September 30, 2015. The decrease of $97.3 million was comprised of a decrease of $88.7 million related to lower Hedged Cost of Alloyed Metal and a decrease of $8.6 million in net manufacturing conversion and other costs. Of the $88.7 million decrease in Hedged Cost of Alloyed Metal, $83.0 million was due to lower hedged metal prices and $5.7 million was due to a slightly lower shipment volume. The $8.6 million decrease in net manufacturing conversion and other costs reflected: (i) a $4.6 million impact of lower shipment volume; (ii) a decrease of $10.7 million in controllable manufacturing costs; and (iii) a decrease of $2.4 million from lower energy pricing, offset by: (iv) a $6.5 million increase in overhead and benefits costs and (v) higher major maintenance expense of $2.6 million. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the nine months ended September 30, 2016 and September 30, 2015.
Lower of Cost or Market Inventory Write-Down. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for information on our inventory lower of cost or market value adjustments.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $25.6 million and $21.1 million for the quarters ended September 30, 2016 and September 30, 2015, respectively. The increase was due primarily to increases of: (i) $2.2 million in our short-term incentive compensation based on improved performance measures; (ii) $0.9 million in our long-term incentive compensation; (iii) $0.8 million in deferred compensation; and (iv) $0.5 million in professional fees and services.
SG&A and R&D expense was $79.2 million and $67.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase was due primarily to increases of: (i) $6.2 million in our short-term incentive compensation based on improved performance measures; (ii) $1.9 million in our long-term incentive compensation; (iii) $1.1 million in professional fees and services; and (iv) a combined increase in deferred compensation, workers' compensation, environmental costs and salaries and benefits of approximately $1.4 million. The increase in SG&A and R&D was also due to $1.2 million of insurance settlement proceeds we received during the nine months ended September 30, 2015.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. Net periodic postretirement benefit cost relating to Salaried VEBA totaled $0.8 million and $0.6 million for the quarters ended September 30, 2016 and September 30, 2015, respectively, and $2.5 million and $1.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA.
(Gain) Loss on Removal of Union VEBA Net Assets. There was no (gain) loss on removal of Union VEBA net assets for the quarter ended September 30, 2016. (Gain) loss on removal of Union VEBA net assets for the quarter ended September 30, 2015 was $(2.9) million. For the nine months ended September 30, 2016 and September 30, 2015, (gain) loss on removal of Union VEBA net assets was $(0.1) million and $490.9 million, respectively. (Gain) loss on removal of Union VEBA net assets for the nine months ended September 30, 2015 was due to the removal of the Union VEBA's plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements during the quarter ended March 31, 2015 as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The loss on the removal of Union VEBA net assets included a $45.4 million accrual for the estimated variable contributions to be paid with respect to 2015, 2016 and 2017. Because the amount of each annual variable cash contribution is subject to change based on our actual cash flow for each respective calendar year, we review the estimated liability for the remaining variable cash contributions quarterly and reflect changes in our Operating (loss) income. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% Senior Notes, 8.25% Senior Notes and our revolving credit facility, net of capitalized interest. Interest expense was $5.5 million and $4.9 million for the quarters ended September 30, 2016 and September 30, 2015, respectively, net of $0.6 million and $0.4 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $14.7 million and $19.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, net of $2.4 million and $1.1 million of interest expense capitalized as part of construction in progress, respectively. The decrease in interest expense was due to the settlement of our Convertible Notes on April 1, 2015. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million of the total interest expense for the nine months ended September 30, 2015.
Other Expense, Net. See Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for details.
Income Tax (Provision) Benefit. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our income tax provision.
Derivatives
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our derivatives.
Fair Value Measurements
See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our fair value measurements.
Deferred Tax Assets
Our net deferred tax assets were $170.9 million and $212.9 million at September 30, 2016 and December 31, 2015, respectively. The decrease in the net deferred tax assets was primarily related to a decrease of $40.3 million for the utilization of our net operating losses.
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

Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment operating income	$42.1	$47.3	$172.1	$142.8
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(4.1)	2.6	(2.2)	1.1
Mark-to-market gain (loss) on derivative instruments	2.0	(1.7)	16.9	(7.7)
Non-cash lower of cost or market inventory write-down[2]	—	—	(4.9)	—
Workers' compensation cost due to discounting	(0.1)	(0.1)	—	(0.2)
Asset impairment charges[3]	(2.7)	—	(2.8)	—
Environmental expenses[4]	—	—	—	(1.2)
Total non-run-rate items	(4.9)	0.8	7.0	(8.0)
Segment operating income excluding non-run-rate items	$47.0	$46.5	$165.1	$150.8
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

[2]
The $4.9 million lower of cost or market inventory write-down during the nine months ended September 30, 2016 was due primarily to a decrease in our net realizable value of inventory (less a normal profit margin).

[3]	See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the impairment of one of our customer relationship intangible assets.

[4]	See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
As noted above, segment operating income excluding non-run-rate items for the quarter ended September 30, 2016 was slightly higher than segment operating income excluding such items for the quarter ended September 30, 2015, reflecting improvement in controllable manufacturing conversion costs of $6.3 million, mostly offset by: (i) a negative sales impact of $1.7 million; (ii) a $1.7 million increase in overhead cost due primarily to an increase in incentive compensation expense; (iii) higher major maintenance expense of $1.5 million; and (iv) higher depreciation expense of $0.9 million.
Segment operating income excluding non-run-rate items for the nine months ended September 30, 2016 was $14.3 million higher than segment operating income excluding such items for the nine months ended September 30, 2015, reflecting: (i) a positive sales impact of $18.6 million; (ii) improvement in controllable manufacturing conversion costs of $10.7 million; and (iii) a $2.4 million benefit from lower energy prices, partially offset by: (iv) a combined increase in overhead, benefits and incentive compensation expense of $12.4 million; (iv) $2.6 million of higher major maintenance expense; and (v) $2.4 million of higher depreciation expense. The positive sales impact was due primarily to continued benefits of pricing improvements on some Aero/HS products and the benefit from lower contained metal prices on some high value added products.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Aero/HS Products:
Shipments (mmlbs)	55.5		58.9		179.2		183.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$156.1	$2.81	$170.0	$2.89	$500.7	$2.79	$531.4	$2.89
Less: Hedged Cost of Alloyed Metal	(47.5)	(0.85)	(56.7)	(0.97)	(152.7)	(0.85)	(191.9)	(1.04)
Value added revenue	$108.6	$1.96	$113.3	$1.92	$348.0	$1.94	$339.5	$1.85

Automotive Extrusions:
Shipments (mmlbs)	22.6		24.3		70.8		70.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$46.5	$2.06	$49.5	$2.04	$143.6	$2.03	$153.3	$2.17
Less: Hedged Cost of Alloyed Metal	(18.9)	(0.84)	(21.1)	(0.87)	(58.0)	(0.82)	(70.2)	(1.00)
Value added revenue	$27.6	$1.22	$28.4	$1.17	$85.6	$1.21	$83.1	$1.17

GE Products:
Shipments (mmlbs)	62.8		55.8		190.5		175.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$105.6	$1.68	$100.4	$1.80	$318.3	$1.67	$331.5	$1.89
Less: Hedged Cost of Alloyed Metal	(52.6)	(0.84)	(50.3)	(0.90)	(157.9)	(0.83)	(179.1)	(1.02)
Value added revenue	$53.0	$0.84	$50.1	$0.90	$160.4	$0.84	$152.4	$0.87

Other Products:
Shipments (mmlbs)	7.4		11.5		22.1		38.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$12.4	$1.68	$16.5	$1.43	$36.1	$1.63	$59.1	$1.55
Less: Hedged Cost of Alloyed Metal	(6.2)	(0.84)	(9.0)	(0.78)	(18.1)	(0.82)	(34.2)	(0.90)
Value added revenue	$6.2	$0.84	$7.5	$0.65	$18.0	$0.81	$24.9	$0.65

Total:
Shipments (mmlbs)	148.3		150.5		462.6		468.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$320.6	$2.16	$336.4	$2.24	$998.7	$2.16	$1,075.3	$2.30
Less: Hedged Cost of Alloyed Metal	(125.2)	(0.84)	(137.1)	(0.92)	(386.7)	(0.84)	(475.4)	(1.02)
Value added revenue	$195.4	$1.32	$199.3	$1.32	$612.0	$1.32	$599.9	$1.28
For the quarter ended September 30, 2016, Net sales of Fabricated Products decreased by 5% to $320.6 million, as compared to the quarter ended September 30, 2015, reflecting a 4% decrease in average realized sales price per pound and a 1% decrease in Fabricated Products segment shipment volume, as discussed in further detail above in "Consolidated Results of Operations."
For the nine months ended September 30, 2016, Net sales of Fabricated Products decreased by 7% to $998.7 million as compared to the quarter ended September 30, 2015, due primarily to a 6% decrease in total average realized sales price per pound and a 1% decrease in Fabricated Products segment shipment volume. See "Consolidated Results of Operations" above for further discussion.
Outlook
As we look to the fourth quarter of 2016, while we expect to benefit from delivery of a higher than normal amount of in-transit plate inventory produced in the third quarter, we also anticipate normal seasonal demand weakness and year-end uncertainty as well as increasing competitive price pressure on non-contract business orders for both general engineering plate and aerospace plate.
For full year 2016, we continue to anticipate approximately 5% year-over-year value added revenue growth for Aero/HS products. With recently announced fourth quarter automotive facility shutdowns as well as continued delays in the ramp-up of several new bumper programs, we are reducing our value added revenue growth outlook for Automotive Extrusions from 6% to approximately 2% year-over-year. We expect total value added revenue growth of approximately 3% to 4% year-over-year, with improvement in operating income (excluding non-run-rate items) and sales margin driven by sales growth and continued improvement in manufacturing efficiencies.
Looking to 2017 and beyond, we expect aerospace industry demand for 2017 will be down slightly from 2016 based on strong indications that destocking in the aerospace supply chain will occur in the coming year. We are already experiencing competitive price pressure on non-contract heat treat plate business, and our lead times for heat treat plate are currently down to six weeks compared to much longer lead times earlier in 2016. However, we anticipate the excess inventory in the supply chain will be largely reduced in 2017, returning to supply/demand equilibrium in 2018, and we anticipate that industry demand for our Aero/HS products will grow at a 5% compound annual growth rate from 2016 to 2019.
Our recently updated three-year automotive industry demand outlook is for average annual demand growth of 6% from 2016 to 2019 driven by increasing automotive aluminum extrusion content. In 2017, we anticipate double-digit value added revenue growth for our Automotive Extrusions as we launch new programs and existing programs continue to ramp up.
Looking beyond 2017, we continue to see strong secular growth for our Aero/HS products and Automotive Extrusions. In addition to capitalizing on these secular growth opportunities, we continue to benefit from investments we have made over the years to improve efficiency and overall throughput. We anticipate that the Trentwood modernization project that was announced in late 2015, along with other planned investments, will provide the next step in advancing our overall manufacturing efficiencies and product quality, further expanding our capacity and enhancing our competitive strength.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating loss	$(12.3)	$(6.8)	$(39.6)	$(523.9)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(0.8)	(0.6)	(2.5)	(1.8)
Gain (loss) on removal of Union VEBA net assets[1]	—	2.9	0.1	(490.9)
Environmental expense	—	0.4	—	0.4
Total non-run-rate items	(0.8)	2.7	(2.4)	(492.3)
Operating loss excluding non-run-rate items	$(11.5)	$(9.5)	$(37.2)	$(31.6)
_____________________

[1]	See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the Union VEBA.
All Other operating loss excluding non-run-rate items for the quarter ended September 30, 2016 was $2.0 million higher compared to the same period in 2015. The increase was due primarily to an increase of: (i) $1.4 million in employee incentive compensation expense due to improved performance measures for short-term incentives and the shift to total shareholder return performance awards beginning in 2014 and (ii) $0.8 million in deferred compensation expense, partially offset by a $0.3 million decrease in other general and administrative expenses.
All Other operating loss excluding non-run-rate items for the nine months ended September 30, 2016 was $5.6 million higher than the comparable period in 2015 due primarily to: (i) an increase of $4.0 million in employee incentive compensation expense and (ii) a combined increase in deferred compensation, workers' compensation, environmental costs and salaries and benefits of approximately $1.4 million.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	September 30, 2016	December 31, 2015
Available cash and cash equivalents	$72.9	$72.5
Short-term investments	201.0	30.0
Net borrowing availability under Revolving Credit Facility after letters of credit	280.3	280.8
Total liquidity	$554.2	$383.3
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
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of September 30, 2016, or as of December 31, 2015.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Nine Months Ended September 30,
	2016	2015
Total cash provided by (used in):
Operating activities:
Fabricated Products	$158.7	$160.4
All Other	(52.1)	(51.5)
Total cash provided by operating activities	$106.6	$108.9
Investing activities:
Fabricated Products	$(57.2)	$(37.8)
All Other	(171.3)	82.9
Total cash (used in) provided by investing activities	$(228.5)	$45.1
Financing activities:
Fabricated Products	$(0.1)	—
All Other	122.4	(249.1)
Total cash provided by (used in) financing activities	$122.3	$(249.1)
Operating Activities
Fabricated Products – For the nine months ended September 30, 2016, Fabricated Products segment operating activities provided $158.7 million of cash. Cash provided in the nine months ended September 30, 2016 was primarily related to: (i) $172.1 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $12.8 million; (iii) a lower of cost or market inventory write-down of $4.9 million; and (iv) a net increase in other operating assets and liabilities of $2.0 million. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivable of $26.6 million due primarily to the timing of sales and increase in metal price and (ii) an increase in inventory of $8.9 million.
Fabricated Products segment operating activities provided $160.4 million of cash during the nine months ended September 30, 2015. Cash provided in the nine months ended September 30, 2015 was primarily related to: (i) $142.8 million of operating income and (ii) adjustments for non-cash items and depreciation and amortization of $34.3 million, partially offset by: (iii) an increase in inventory of $2.6 million due primarily to increased shipment volume and (iv) a decrease in accounts payable of $13.9 million due to the timing of payments and decreasing price of aluminum.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $52.1 million during the nine months ended September 30, 2016 consisted primarily of payments relating to: (i) general and administrative costs of $19.9 million; (ii) an annual variable cash contribution to the VEBAs of $19.5 million with respect to the 2015 year; (iii) our short-term incentive program in the amount of $3.6 million; and (iv) interest on the 5.875% and 8.25% Senior Notes and Revolving Credit Facility of $9.1 million.
Cash used in operating activities of $51.5 million during the nine months ended September 30, 2015 consisted primarily of payments relating to: (i) general and administrative costs of $20.9 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; and (iv) interest on the Convertible Notes, Senior Notes and Revolving Credit Facility of $13.5 million.

Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2016 was $57.2 million, compared to $37.8 million of cash used during the nine months ended September 30, 2015. Cash used during the nine months ended September 30, 2016 and September 30, 2015 was related to capital expenditures.
All Other – Cash used in investing activities for All Other was $171.3 million during the nine months ended September 30, 2016 and primarily consisted of purchases of available for sale securities of $200.9 million and capital expenditures of $0.4 million offset by proceeds from the disposition of available for sale securities of $30.0 million. Cash provided by investing activities for All Other during the nine months ended September 30, 2015 was $82.9 million and primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the nine months ended September 30, 2016 and September 30, 2015.
All Other – Cash provided by financing activities during the nine months ended September 30, 2016 was $122.4 million, representing $375.0 million in proceeds from the issuance of our 5.875% Senior Notes and $1.0 million in proceeds from the exercise of stock options, partially offset by: (i) $206.0 million for the repayment of the 8.25% Senior Notes; (ii) $24.4 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $13.6 million of cash used to repurchase our common stock under our stock repurchase program; (iv) $6.8 million of debt issuance costs; and (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the nine months ended September 30, 2015 was $249.1 million, representing: (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $45.1 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $21.0 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iv) $3.0 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; (v) a repurchase of $6.1 million of our Senior Notes, partially offset by: (vi) $1.1 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations).

The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	October 17, 2016	September 30, 2016
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$289.5	$287.6
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.3)	(7.3)
Net remaining borrowing availability	$282.2	$280.3
Borrowing rate (if applicable)[1]	3.75%	3.75%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Debt
Mandatory principal and cash interest payments on the outstanding borrowings under the 5.875% Senior Notes assuming no early redemptions thereof are as follows (in millions of dollars) for each of the periods ending December 31 (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for further details on the 5.875% Senior Notes):

		Payments Due by Period
	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Interest on 5.875% Senior Notes	$176.5	$11.3	$22.0	$22.0	$22.0	$22.0	$77.2
Principal on 5.875% Senior Notes	$375.0	$—	$—	$—	$—	$—	$375.0
Total	$551.5	$11.3	$22.0	$22.0	$22.0	$22.0	$452.2
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

Capital Expenditures and Investments
The most significant component of our capital expenditure program is a multi-year, $150.0 million capital investment project at our Trentwood facility focused on: (i) equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency; (ii) modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these aerospace and general engineering products; and (iii) the further expansion of Trentwood's manufacturing capacity. The project was announced in 2015, represented a significant portion of our capital expenditures during the first nine months of 2016 and will begin to provide efficiency and capacity improvements during the next 18 months.
Total capital expenditures were $57.4 million and $38.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. For the full year of 2016, we anticipate capital spending will total approximately $80.0 million for purposes of: (i) continued spending on the $150.0 million modernization project at our Trentwood facility; (ii) continuing our capacity expansions at several of our extrusion facilities to support new automotive programs that will launch over the next few years; (iii) other manufacturing cost efficiency and quality initiatives; and (iv) sustaining capital spending. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the nine months ended September 30, 2016 and September 30, 2015, and declared subsequent to September 30, 2016.
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
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the nine months ended September 30, 2016 and September 30, 2015 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the nine months ended September 30, 2016 and September 30, 2015 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
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
In addition, on April 7, 2016, our Board of Directors adopted the Tax Asset Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of our common stock. Our stockholders approved the Tax Asset Rights Plan at our 2016 Annual Meeting of Stockholders on May 26, 2016. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for more information regarding the Tax Asset Rights Plan and the Rights.

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
During the nine months ended September 30, 2016, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $19.5 million to the VEBAs during the first quarter of 2016 with respect to 2015.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for more information on purchase obligations we incurred during the nine months ended September 30, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 8 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products that we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Aluminum
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report, under "Hedges of Operational Risk" for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
During the nine months ended September 30, 2016 and September 30, 2015, settlements of derivative contracts covering 163.6 million pounds and 148.6 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At September 30, 2016, we had derivative contracts with respect to approximately 47.4 million pounds, 93.7 million pounds and 17.3 million pounds to hedge sales to be made in 2016, 2017 and 2018, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange market price of aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $15.8 million and $12.9 million on September 30, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.5 million and $0.8 million on September 30, 2016 and December 31, 2015, respectively. The balances of such financial instruments may change in future periods, and therefore the amounts discussed above may not be indicative of future results.
If we encounter reductions in the price of aluminum and/or if we encounter a decrease in our net realizable value of inventory, we may be subject to additional inventory lower of cost or market value adjustments.
Energy
We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmbtu) and electricity prices (per mwh) would impact our 2016 annual operating costs by approximately $1.1 million and $0.1 million, respectively. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of September 30, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 80%, 74%, 73% and 33% of the expected natural gas purchases for the remainder of 2016, 2017, 2018 and 2019 respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $5.6 million and $7.0 million on September 30, 2016 and December 31, 2015, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of September 30, 2016, we had physical delivery commitments with firm prices covering approximately 55%, 54%, 54% and 18% of the expected electricity purchases for the remainder of 2016, 2017, 2018 and 2019 respectively.
The balances of such financial instruments and/or physical delivery commitments for hedging of natural gas and electricity may change in future periods, and therefore the amounts discussed above may not be indicative of future results.

Foreign Currency
As of September 30, 2016, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. These derivative instruments are designated and qualify as cash flow hedges, therefore periodic gain and loss related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of September 30, 2016, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through August 2017. We estimate that a 10% decrease in the September 30, 2016 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.2 million as of September 30, 2016.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of September 30, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2016:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2016 - July 31, 2016	68	$90.41	13,976	$85.45	$113.5
August 1, 2016 - August 31, 2016	—	—	27,191	84.03	$111.2
September 1, 2016 - September 30, 2016	—	—	20,104	84.83	$109.5
Total	68	$90.41	61,271	$84.62	N/A
__________________________

[1]
Under our equity incentive plans, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. During the quarter ended September 30, 2016, we withheld 68 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
Of the $109.5 million that as of September 30, 2016 may yet be used to purchase our shares pursuant to the stock repurchase plan, $9.5 million is part of the $75.0 million that was authorized in December 2013 and $100.0 million was authorized in April 2015. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

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

Date: October 25, 2016

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