Form 10-K
period 2016-12-31
KAISER ALUMINUM CORP
filed 2017-02-22
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was approximately $1.6 billion.
As of February 15, 2017, there were 17,482,863 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. Business
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and other information with the Securities and Exchange Commission ("SEC"). You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC are made available free of charge on our website at http://www.kaiseraluminum.com as soon as reasonably practicable after we file or furnish the materials with the SEC. News releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website. Information on our website is not incorporated into this Report.
Business Overview
Kaiser Aluminum Corporation, a Delaware corporation, manufactures and sells semi-fabricated specialty aluminum mill products for the following end market applications: aerospace and high strength ("Aero/HS products"); automotive ("Automotive Extrusions"); general engineering ("GE products"); and other industrial ("Other products"). Our fabricated aluminum mill products include flat-rolled (plate and sheet), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe and tube) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.
With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). We do not supply sheet for automotive applications, and have chosen not to supply sheet for beverage/food can applications nor common alloy rolled products for construction or other applications. Although global demand for these applications is large, the product requirements are less demanding.

Similarly, in the areas of aluminum extrusions, we focus on demanding Aero/HS products, Automotive Extrusions and GE products that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. We primarily serve North American demand for extruded mill products. Building and construction applications, the largest segment of North American aluminum extrusion market, rarely require extruded products with specialized properties. Since we have strategically chosen to deploy our capabilities to make differentiated products, we do not focus on building and construction applications.
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales in 2016 totaled approximately $1.3 billion on approximately 614.3 million pounds shipped from these 12 focused facilities. We employed approximately 2,760 people at December 31, 2016.
A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as metal price neutrality. We purchase primary and scrap, or recycled, aluminum, our main raw material, at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of metal through to our customers so that we remain neutral to metal pricing. For some of our higher value added revenue products sold on a spot basis, however, the pass through of metal price movements can lag by several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us, which we mitigate through a hedging program with an objective to remain metal price neutral.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 50% of our shipments is sold direct to the manufacturers or tier one suppliers and approximately 50% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
We further strive to enhance the efficiency of product flow to our customers and our status as supplier of choice by tightly integrating the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets. Additionally, our strategy to be a supplier of choice and low cost producer is facilitated by a culture of continuous improvement that is facilitated by the Kaiser Production System ("KPS"), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. Using KPS, we seek to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain.
In recent years, we have pursued significant capital spending initiatives to strengthen our competitive position by expanding manufacturing capabilities, increasing capacity, improving efficiency and enhancing product quality. The most significant of these initiatives was a series of investments that more than doubled our capacity and expanded our manufacturing capability to produce thick gauge heat treat plate at our Trentwood facility in order to capitalize on significant demand growth for Aero/HS products. Additionally, we have invested to support sizable growth in demand for Automotive Extrusions by adding new extrusion presses and upgrading existing presses within our automotive manufacturing platform. Until recently, the primary goal of our capital spending was capacity expansion, with secondary benefits of improved product quality and efficiency. More recently, to maintain and improve our position in a market environment that we believe will become increasingly competitive in the coming decade, we have shifted our focus to investing primarily for continued improvement in our manufacturing cost efficiency from which we will also derive incremental capacity. The multi-year, $150.0 million capital investment project at our Trentwood facility, which was announced in December 2015, is focused on equipment upgrades throughout the process flow to reduce conversion costs and increase efficiency, further improving our competitive cost position on all products produced at Trentwood. In addition, a significant portion of the investment is focused on modernizing the legacy equipment and process flow for thin gauge heat treat plate to achieve KaiserSelect® quality enhancements for both Aero/HS products and GE products. The investments will also result in further expansion of Trentwood’s manufacturing capacity.

Because we recognize that we operate in cyclical markets, another key component of our business model is to maintain financial strength and flexibility throughout the business cycle so that even in economic downturns we can proactively pursue strategic growth with financial and competitive strength.
Kaiser Aluminum was founded by Henry J. Kaiser in 1946 with the lease and eventual purchase of three aluminum facilities from the United States Government. Over the ensuing decades, Kaiser Aluminum grew to become a fully-integrated aluminum company involved in all aspects of the aluminum industry. From 2000 to 2010, as a result of a strategic reassessment of our competitive positions in the upstream and downstream portions of the aluminum industry, we divested or closed our non-strategic bauxite mining, alumina refining, and primary aluminum operations and focused on downstream operations where we had a competitive advantage. Consequently, we no longer participate in commodity segments within the aluminum industry and focus solely on the production of semi-fabricated specialty aluminum products for major suppliers and manufacturers for applications in our chosen aerospace/high strength, automotive, general engineering and other end-markets.
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
Fabricated Products Segment
Overview
Our Fabricated Products segment focuses on producing rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive and general engineering products that include consumer durables, electronics, electrical and machinery and equipment applications. For information regarding net sales, operating income (loss) and total assets of the Fabricated Products segment, see Note 12 of Notes to Consolidated Financial Statements included in this Report.
The table below provides shipment and sales information for our fabricated aluminum products by end market application (in millions of dollars except for shipment information and percentages):

	Year Ended December 31,
	2016		2015		2014
Shipments (mm lbs):
Aero/HS products	243.2	40%	243.5	40%	236.9	40%
Automotive Extrusions	92.9	15%	93.5	15%	78.5	13%
GE products	249.9	41%	231.4	38%	223.4	38%
Other products	28.3	4%	47.0	7%	50.0	9%
	614.3	100%	615.4	100%	588.8	100%
Sales:
Aero/HS products	$675.4	51%	$695.5	50%	$686.3	51%
Automotive Extrusions	188.8	14%	199.2	14%	173.5	13%
GE products	420.1	32%	426.1	31%	419.5	31%
Other products	46.3	3%	71.1	5%	76.8	5%
	$1,330.6	100%	$1,391.9	100%	$1,356.1	100%
Aero/HS Products. Our Aero/HS products include heat treat plate and sheet, hard alloy extruded shapes, cold finish rod and bar, seamless drawn tube and billet used for a wide variety of end uses in the global aerospace and defense industries. Typical applications are structural aircraft components that must perform consistently under extreme variations in temperature and pressure due to frequent take-offs, landings and changes in altitude. Required physical properties include high tensile strength, superior fatigue resistance and exceptional durability even in harsh environments. We use high-strength 2000- and 7000-series alloys and apply a variety of thermal practices to manufacture our Aero/HS products to meet the demanding specifications required for such safety-critical applications. While competing materials such as titanium and composites have displaced aluminum for certain applications on several newer aircraft designs, aluminum continues to be the material used most extensively for structural aerospace and defense applications because it is light weight, can meet demanding performance requirements and is cost effective relative to other materials. Overall, the aerospace and defense industries' consumption of fabricated aluminum products is driven by factors that include levels of airframe build rates, the mix of aircraft models being built and defense spending. Unanticipated changes in build rates and mix of aircraft models being built can trigger re-stocking or de-stocking throughout the long aerospace supply chain, temporarily impacting demand for our Aero/HS products. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds. As more applications convert to monolithic design, we expect aerospace plate demand to continue to grow at a pace higher than our other Aero/HS products.
Automotive Extrusions. Automotive Extrusions consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, bumper systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and increasing aluminum content. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
GE Products. Our broad portfolio of GE products consists primarily of 6000-series alloy plate, sheet, rod, bar, tube, wire and standard extruded shapes. The 6000-series alloy is an extremely versatile, medium-strength, heat treatable alloy that can be both extruded and rolled. Our GE products have a wide range of uses and applications, many of which involve further fabrication for numerous transportation and other industrial end market applications where machining of plate, rod and bar is intensive. For example, our GE products are used to produce armor for military vehicles, ordnances, manufacturing cells for semiconductor production, numerous electronic devices, after-market motor sport parts, tooling plate, parts for machinery and equipment, bolts, screws, nails and rivets. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Other Products. Other products consist of extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. Demand for Other products tends to mirror broad economic patterns and industrial activity in North America.
Manufacturing Processes
We use two main processes, flat rolling and extrusion/drawing, to produce our fabricated products in the desired forms and dimensions and with the desired physical properties. Both processes start by heating aluminum, a rolling ingot or extrusion billet, to an elevated temperature at which the metal is malleable and then applying pressure in a manner that both forces the metal into a desired shape and begins the "working" of the metal to enhance its strength and related properties.
Flat Rolling. Our manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations that can be done at elevated (hot) or room (cold) temperatures. Finishing steps may include heat treatment, annealing, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured in a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths and various finishes. Flat-rolled aluminum semi-finished products are classified as sheet (under 0.25 inches in thickness) or plate (0.25 inches or greater in thickness).
Extrusion/Drawing. Our extrusion process begins with a cast billet, which is an aluminum cylinder of varying length and diameter. After heating the billet to make the metal malleable, it is placed into an extrusion press and squeezed (extruded) through a die that gives the material the desired two-dimensional cross section. The material can be quenched as it leaves the press, or processed through a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is straightened, typically by stretching, and then cut to length before being hardened in aging ovens. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The primary purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. Extruded and drawn semi-fabricated products are manufactured in a variety of alloys and a range of tempers (hardness).
Additionally, some of our locations have remelt and casting operations to produce the ingot or billet for flat rolling or extrusion. To produce the ingot or billet, we purchase primary aluminum, recycled scrap aluminum segregated by alloys, and other metals (including copper, zinc and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular alloy. When the desired chemical composition of the molten metal has been achieved, it is poured into a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion billet. The size of the mold determines the dimensions of the rolling ingot or extrusion billet. Our casting operations at our facilities in Kalamazoo, Michigan, London, Ontario, Los Angeles, California, Newark, Ohio and Sherman, Texas produce extrusion billet for their operations and for our other facilities that do not have casting operations. Trentwood casts rolling ingot for its own consumption.
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2016 is shown below:

Location	Types of Products	Manufacturing Process
Chandler, Arizona (Extrusion)	Aero/HS, GE	Extrusion
Chandler, Arizona (Tube)	Aero/HS	Extrusion/Drawing
Florence, Alabama	Aero/HS, GE, Other	Drawing
Jackson, Tennessee	Aero/HS, Auto, GE	Extrusion/Drawing
Kalamazoo, Michigan	Auto, GE	Extrusion
London, Ontario (Canada)	Auto	Extrusion
Los Angeles, California	GE, Other	Extrusion
Newark, Ohio	Aero/HS, GE	Extrusion/Rod Rolling
Richland, Washington	GE	Extrusion
Richmond, Virginia (Bellwood)	Auto, GE	Extrusion/Drawing
Sherman, Texas	Auto, GE, Other	Extrusion
Spokane, Washington (Trentwood)	Aero/HS, GE	Flat Rolling
As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our Fabricated Products segment across multiple manufacturing locations, product lines and end market applications to enhance the efficiency of product flow to customers. We centralize purchasing of our primary and scrap, or recycled, aluminum requirements and related alloying agents in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.
Raw Materials
To make our fabricated products, we purchase primary aluminum and scrap, or recycled, aluminum from third party suppliers in varying percentages depending on various market factors, including price and availability. The price for primary aluminum purchased for the Fabricated Products segment is typically based on the Average Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America. Scrap aluminum is typically purchased at a discount to the Midwest Price but can require additional processing. The average Midwest Price is comprised of the average London Metal Exchange ("LME") plus average Midwest premium. The average LME and the average Midwest Premium for 2016, 2015 and 2014 were $0.73 + $0.07, $0.75 + $0.13 and $0.85 + $0.20, respectively.

In addition to selling fabricated aluminum products to third parties, certain of our production facilities supply billet, log, or other intermediate material to another of our facilities for further value added production. As an example, our Newark, Ohio facility supplies billet and log to our Jackson, Tennessee facility.
Pricing, Metal Price Risk Management and Hedging
As noted above, we purchase primary and scrap, or recycled, aluminum, our principal raw material, on a floating price basis typically based on the Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuation through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. A majority of our customers for GE products and some of our customers for Aero/HS products pay a product price that incorporates the spot price of primary aluminum (LME plus Midwest premium) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we generally can pass metal price risk through to customers. For some of our higher value added revenue products sold on a spot basis, however, the pass through of metal price movements can lag by several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of metal price swings for these higher value added revenue products.

•
Index-based price. The pricing structure of our typical automotive and aerospace contracts calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as Platt’s Midwest price for primary aluminum. Index-based pricing typically allows us to pass metal price risk through to the customer and applies to virtually all of our Automotive Extrusions sales and the majority of our Aero/HS products sales.

•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 213.7, 204.6 and 138.3 during 2016, 2015 and 2014, respectively.

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
Aero/HS Products. We sell our Aero/HS products to metal service centers, as well as directly to aerospace manufacturers and tier one suppliers. Sales are made primarily under contracts (with terms up to ten years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China.
Automotive Extrusions. Our Automotive Extrusions are sold primarily to tier one automotive suppliers under multi-year sales agreements. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales support organization.
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

Customers
In 2016, our Fabricated Products segment had over 750 customers. Our two largest customers, Reliance Steel & Aluminum Co. ("Reliance") and The Boeing Company ("Boeing") accounted for approximately 26% and 10%, respectively, of our net sales in 2016. While the loss of Reliance or Boeing as customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing either as a customer is remote. See Note 12 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.
Research and Development
We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. See Note 1 of Notes to Consolidated Financial Statements included in this Report for information about our research and development costs.
A significant amount of our research and development is devoted to product and process development within our production operations, largely focused on controlling the manufacturing process to improve product quality, ensure consistency and enhance one or more specific product attributes. This has resulted in the creation and delivery of our highly differentiated KaiserSelect® products.
We hold numerous patents, trademarks, trade secrets and copyrights that relate to the design, use and marketing of products. We consider this intellectual property important, but no single property is material to the overall conduct of our business.
All Other
All Other provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations. All Other is not considered a reportable segment.
Segment and Geographical Area Financial Information
For information regarding our GAAP reporting segment and the geographical areas in which we operate, see Note 12 of Notes to Consolidated Financial Statements included in this Report.
Competition
The fabricated aluminum industry is highly competitive. We focus our fabricating operations on technically challenging applications for flat-rolled heat treat plate and sheet and extruded/drawn products that allow us to apply our core metallurgical and process technology capabilities to produce highly engineered products with differentiated characteristics. We further differentiate ourselves from our competitors by providing a broad product offering and striving to deliver "Best in Class" customer satisfaction.
Our primary competitors in the global market for Aero/HS products are Arconic, Inc. (previously part of Alcoa, Inc.), Constellium N.V. and Aleris Corporation. In serving our North American customers for both Automotive Extrusions and GE products, our primary competitors are Arconic, Inc. and Sapa AS, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.
Because many of our products are used in safety critical applications, our customers have demanding standards for product quality and consistency that make it difficult to become a qualified supplier. Suppliers must pass a rigorous qualification process to sell to both airframe and automotive manufacturers and must also make significant investments in infrastructure and specialized equipment to supply products for these high strength applications. Further, sophisticated manufacturing processes make it difficult to become a qualified supplier, even with proper equipment. For example, producing heat treat plate and sheet products, particularly for aerospace applications, requires technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience.

Employees
At December 31, 2016, we employed approximately 2,760 people, of which approximately 2,700 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our office in Foothill Ranch, California.
The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2016. As indicated below, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"), International Association of Machinists ("IAM") and International Brotherhood of Teamsters ("Teamsters"). See Note 12 of Notes to Consolidated Financial Statements in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2018
Florence, Alabama	USW	Mar 2017
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2021
London, Ontario (Canada)	USW Canada	Feb 2018
Los Angeles, California	Teamsters	Apr 2018
Newark, Ohio	USW	Sep 2020
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2017/Nov 2017
Sherman, Texas	IAM	Apr 2022
Spokane, Washington (Trentwood)	USW	Sep 2020
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

•	Kaiser Aluminum Alexco, LLC, a Delaware limited liability company, which holds the assets and liabilities associated with our Chandler, Arizona (Extrusion) facility;

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

•	Kaiser Aluminum Mill Products, Inc., a Delaware corporation, which engages in market development and commercialization and distribution of our products in the United Kingdom;

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company; and

•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Europe.
DCO Management, LLC, a Delaware limited liability company, a successor by merger to Kaiser Aluminum & Chemical Corporation, was dissolved in the fourth quarter of 2016 and ceased to exist as of January 1, 2017.
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
The fabricated products segment of the aluminum industry is highly competitive. We compete with others in the industry based upon quality, availability, price, customer service and delivery performance. Some of our competitors are substantially larger and may have greater financial resources than us. Additionally, some competitors may operate more facilities than we do, be geographically closer than us to our customers, employ more efficient or advanced technologies, or have other strategic advantages. To the extent that our competitors have existing facilities or locate new production facilities in developing economies, they may have a manufacturing cost advantage compared to our facilities, which are all located in North America. Foreign competitors may sell products similar to ours at lower prices as a result of lower manufacturing costs, currency exchange rates that periodically favor foreign competition, or dumping those products in North America in violation of existing trade laws. Additionally, new parties may become capable of manufacturing similar products and qualifying them with our customers. The capability and incremental capacity for such products that these new competitors introduce to the market could lead to further competitive pricing pressure. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. We also may not be able to adequately reduce our selling prices or our costs to levels competitive with new or foreign competitors. Increased competition could cause a reduction in our shipment volumes, our product pricing, or both shipment volume and product pricing, any one of which could have an adverse effect on our financial position, results of operations and cash flows.

We depend on a core group of significant customers.
In 2016, Reliance and Boeing were our two largest customers, representing approximately 26% and 10%, respectively, of our net sales. Our five largest customers in total accounted for approximately 51% of our 2016 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity, or financial distress, if they breached or sought relief from their contractual obligations under their sales agreements with us, or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.
We experience fluctuation in certain costs that we cannot pass through to our customers and face pressure from our customers on pricing.
We generally are unable to pass fluctuations of certain costs through to our customers, including the cost of energy, certain raw materials and freight. Further, cost cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient productivity improvements and cost savings in the future to offset reductions in our selling prices and spikes in our costs that we cannot pass through to our customers, our financial position, results of operations and cash flows could be adversely affected.
Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.
We import primary aluminum from, and manufacture fabricated products used in, foreign countries. Our financial position, results of operations and cash flows could be adversely affected by numerous factors in the politically and economically diverse jurisdictions in which we operate, have customers or suppliers, or our products are consumed or further fabricated. Such factors include but are not limited to:

•	inflation relative to the U.S. and related fluctuations in currency and interest rates;

•	trade disputes;

•	the implementation of controls on imports, exports or prices;

•	the adoption of new forms of taxation and duties;

•	the imposition of currency restrictions;

•	government regulation in the countries in which we operate, service customers or purchase raw materials;

•	civil unrest and labor problems;

•	the nationalization or appropriation of rights or other assets; and

•	acts or threats of war or terrorism;
The commercial aerospace industry is cyclical and downturns in the commercial aerospace industry could adversely affect our business.
We derive a significant portion of our revenue from products sold to the aerospace industry. The aerospace industry has historically been highly cyclical, driven by the demand for new commercial aircraft which is influenced by trends in airline passenger traffic and increasing global travel, normal replacement of older aircraft, replacement of fuel inefficient aircraft, airline industry profitability, the state of the U.S. and global economies, concerns regarding terrorism or the threat of terrorism, concerns regarding pandemics of infectious disease, safety concerns with newly introduced aircraft, and numerous other factors, any of which could result in order cancellations or deferrals by the major airlines and a sharp decrease globally in new commercial aircraft deliveries. Despite existing backlogs, any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
Reductions in demand for our products may be more severe than, and may occur prior to, reductions in demand for our customers’ products.
Most of our products undergo further fabrication by other parties before being deployed in its end use. In particular, our Aero/HS products undergo numerous stages of further fabrication or assembly by a number of parties in the supply chain, often over the course of many months. The lead time from when we sell our Aero/HS product to when the finished product is installed on an aircraft often exceeds a year. Due to this long lead time, demand for our products may increase prior to demand for our customers' products or may decrease when our customers experience or anticipate softening demand for their products. Our customers typically meet reduced demand for their products by depleting their inventory without replenishment until their inventory falls to a new desired level. This causes a greater reduction in demand for our products than our customers experience for their products. Further, the reduction in demand for our products can be exacerbated if our customers' inventory levels had been higher than normal, if production is delayed for specific commercial airframe models, if our customers previously had purchased products from us at committed sales contract volumes that exceeded their actual need, or for other reasons. The amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could adversely affect demand for our products.
Our products are used in a wide variety of military applications, including military aircraft, armored vehicles and ordnance. Many military programs that currently use or in the future could use our products may be subject to changes in military strategy and government priorities. Further, while many of the U.S. government programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations. When U.S. and foreign governments are faced with competing national priorities, there can be significant pressure to reduce defense spending which could reduce the demand for our products and adversely affect our financial position, results of operations and cash flows.
Our customers may reduce their demand for aluminum products in favor of alternative materials.
Our products compete with other materials for use in various customer applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of titanium, composites and carbon fiber materials as alternatives to aluminum to reduce aircraft weight and increase fuel efficiency. Additionally, while the automotive industry has continued to increase use of aluminum in vehicle production to reduce vehicle weight and achieve government-mandated fuel efficiency standards, manufacturers may revert to steel or other materials for certain applications. The willingness of customers to use materials other than aluminum could adversely affect the demand for our products, particularly our Aero/HS products and Automotive Extrusions, and thus could adversely affect our financial position, results of operations and cash flows.
Our customers may reduce their demand for our products if oil prices remain low for a protracted period of time or if the government loosens CAFE standards.
With the decline of oil prices in recent years, the economic benefits of new, more fuel efficient aircraft and automobiles are less compelling. Additionally, while government-established fuel efficiency standards have remained in place during an extended period of lower oil prices, there is a potential for those standards to be relaxed by the Environmental Protection Agency ("EPA"). An extended period of moderate oil prices or a change in fuel efficiency standards by the EPA could reduce demand for new aircraft and automobiles, which could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.
Downturns in the automotive and ground transportation industries could adversely affect our business.
The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Even with the automotive industry’s growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.
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
As we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays or other complications, which could adversely impact our ability to serve our customers, our reputation or our costs of production and ultimately, our financial position, results of operations and cash flows.
Unplanned events may interrupt our production operations, which may adversely affect our business.
The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, labor disruptions, transportation interruptions and supply interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at our Trentwood facility where our production of plate and sheet is concentrated could significantly compromise our ability to meet our customers’ needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
We may not be able to successfully implement our productivity enhancement and cost reduction initiatives that are necessary to offset competitive price pressure.
Over time, we have experienced pricing pressure on many of our products and anticipate continued pricing pressure in the future. Ongoing and heightened competitive price pressure makes it increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity enhancement and cost reduction initiatives, including significant investments in our facilities to improve our manufacturing efficiency, cost and product quality, we cannot assure you that we will complete all of these initiatives, that we will fully realize the estimated cost savings from such activities, that short-to-medium term improvements from new efficiencies and lower cost structure achieved will become permanent, or that we will be able to continue to reduce cost and increase productivity over the long term.
Our investment and other expansion projects may not be completed, start up as scheduled or deliver the expected capacity and other benefits.
Our ability to complete our investment and expansion projects and the timing and costs of doing so are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems and economic conditions. Additionally, the start-up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our expectations, if the start-up phase after completion is more complicated than anticipated, or if the capacity and other benefits of these projects are less than anticipated, our financial position, results of operations and cash flows could be adversely affected.
Our business could be adversely affected by increases in the cost of aluminum.
Our largest inputs to produce fabricated aluminum products are primary aluminum and scrap, or recycled, aluminum. The price of primary aluminum fluctuates in response to global supply and demand, and scrap aluminum is priced at a discount to primary aluminum that loosens and tightens in response to regional aluminum scrap supply and demand. The timing and magnitude of changes in the market price of primary and scrap aluminum are largely unpredictable. Our pricing structures for fabricated aluminum products generally allow us to pass underlying metal price fluctuations through to our customers so that we can minimize our exposure to metal price risk. However, competitive dynamics for certain of our high value added products may limit the amount or delay the timing of selling price increases on our products to recover our increased aluminum costs, resulting in a time lag during which we may be partially exposed to metal price risk. If these events were to occur, they could have an adverse effect on our financial position, results of operations and cash flows. In addition, if the market price for primary aluminum were to remain high for an extended period of time, the corresponding increase in our selling price for our fabricated products may cause some of our customers to switch to other materials in lieu of our products, causing sales of our fabricated aluminum products to decrease, which could adversely affect our financial position, results of operations and cash flows.

Volatile pricing for commodities, including aluminum, certain alloying metals, natural gas and electricity, can cause our liquidity to decline and lead to non-cash charges in periods of declining commodity pricing.
We execute a hedging strategy to reduce the risk to our business from the volatility of prices for aluminum, certain alloying metals, natural gas and electricity. Large price declines for these commodities could cause us to incur sizable non-cash mark to market losses on our hedge positions. Also, a market price decline for aluminum could result in a non-cash lower-of-cost-or-market inventory charge. Besides non-cash losses, lower commodity prices could reduce our liquidity due to lower borrowing availability under our revolving credit facility (caused by lower market value of our inventory which serves as collateral for the facility) and potential cash required for margin calls on our hedge positions. Non-cash losses and reduced liquidity could have an adverse effect on our financial position, results of operations and cash flows.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place and may otherwise affect our business.
In the ordinary course of business, we enter into hedging transactions to limit our exposure to risks relating to changes in the market prices of primary aluminum, certain alloying metals, natural gas and electricity, as well as fluctuations in foreign currency exchange rates. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. As noted above, our liquidity could also be adversely affected to the extent we incur margin calls from our hedging counterparties due to the market price of the underlying commodity or the foreign currency exchange rates deviating adversely from fixed, floor or ceiling prices or rates established by our outstanding hedging transactions. Our failure to satisfy certain covenants in the underlying hedging documents or the occurrence of an event of default thereunder could also trigger margin calls that could adversely impact our liquidity, financial position, results of operations and cash flows. Our hedging programs also expose us to the creditworthiness of our hedging counterparties, which is inherently difficult to assess and can change quickly and dramatically. Non-performance by a hedging counterparty could have an adverse effect on our financial position, results of operations and cash flows.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our 5.875% Senior Notes due 2024 ("5.875% Senior Notes") contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
More detailed descriptions of our revolving credit facility and the indenture governing our 5.875% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.
Restrictive covenants in our debt instruments contain significant qualifications and exceptions.
While our revolving credit facility and the indenture governing the 5.875% Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made or incremental debt incurred in compliance with these limitations could be substantial.
As indicated above, more detailed descriptions of our revolving credit facility and the indenture governing our 5.875% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.
Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled interest and principal payments on our debt obligations or to refinance such obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the interest, principal, and premium, if any, on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness, or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our 5.875% Senior Notes or our revolving credit facility. Accordingly, repayments of our 5.875% Senior Notes and amounts due under our revolving credit facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment, or otherwise. Our subsidiaries that are not guarantors of our revolving credit facility or the 5.875% Senior Notes have no obligation to pay amounts due on the revolving credit facility or the 5.875% Senior Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on our revolving credit facility, the 5.875% Senior Notes, or other indebtedness.
Our inability to receive distributions from our subsidiaries, otherwise generate sufficient cash flows to satisfy our debt obligations, or refinance our indebtedness on commercially reasonable terms or at all, would adversely affect our financial position and results of operations.
Our failure to maintain satisfactory labor relations could adversely affect our business.
At December 31, 2016, approximately 63% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark, Ohio facilities are represented by the USW under a single contract that extends through September 2020. The USW also represents employees at five other facilities, two of which have contracts expiring in 2017. As part of any labor negotiation, the future wages, healthcare benefits and any excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all, or result in strikes, work stoppages, or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our participation in multi-employer union pension plans may have an adverse effect on our financial performance.
We participate in several multi-employer pension plans pursuant to our collective bargaining agreements. Our contribution amounts to these plans were established by collective bargaining and, along with benefit levels and related items, will be issues in our future collective bargaining negotiations. Based on the most recent information available to us, we believe some of these plans are underfunded and may require increased contributions from participating employers to fill the funding shortfall in the future. An employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability for the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can increase the burden of the remaining participating employers to make up the funding shortfall, which could have an adverse effect on our financial position, results of operations and cash flows. The increase or decrease in our contributions to these multi-employer pension plans will depend on our future collective bargaining, actions taken by trustees who manage the plans, actions of other participating employers, government regulations, and the actual return on assets held in the plans, among other factors.
Our annual variable payment obligations to two voluntary employees beneficiary associations ("VEBAs") are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
We make annual payments to two VEBAs calculated in part on our profitability. Our obligation to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents terminates on September 30, 2017, and our final contribution will be capped at $12.8 million for the nine months ending September 30, 2017. Our obligation to the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents has no express termination date and is capped at $2.9 million per year. As a result of these variable payment obligations, our cash flows may be reduced and not all of our earnings will be available to our stockholders.
The USW has director nomination rights through which it may influence us, and interests of the USW may not align with our interests or the interests of our stockholders, debt holders and other stakeholders.
Pursuant to agreements we have with the USW, the USW has the right, subject to certain limitations, to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2020. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2020.

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
From time to time, we may incur fines, penalties and expenses for alleged breaches of environmental laws and may be obligated to conduct investigations or perform environmental clean up activities with respect to our continuing operations and certain of our former operations. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims, may be significant and could have an adverse effect on our financial position, results of operations and cash flows.
We have accrued and will accrue for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may exceed, perhaps significantly, the amounts expected or accrued, or that such expenditures may occur sooner than anticipated. In addition, new laws or regulations or changes to existing laws and regulations may be enacted, including government mandated green initiatives and limitations on carbon emissions, that increase the cost or complexity of compliance. Actual costs that exceed previously accrued costs or occur sooner than anticipated and new or amended laws and regulations may adversely affect our financial position, results of operations and cash flows.
Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
Laws enacted by Congress or policies of the EPA could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have considered and continue to consider various greenhouse gas regulation and reduction programs through legislative proposals, executive orders and ballot initiatives. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that have or may be imposed. Greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise adversely affect our business, operations or financial results. It is too early to predict how existing or future regulation will affect our business, operations or financial results.
We may be subject to risks relating to our information technology systems.
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in cyber security could expose us, our customers, our suppliers and our employees to risks of misuse of confidential information. A breach could also result in manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
In addition, from time to time we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems. Our inability to prevent information technology system disruptions or to mitigate the impact of such disruptions could have an adverse effect on us.
We may not be able to utilize all of our net operating loss carryforwards.
We have net operating loss carryforwards and other significant U.S. tax attributes to offset future taxable income in the United States. Our ability to fully utilize these tax attributes, however, could be limited to the extent they expire before we fully utilize them or if federal or certain state tax laws are changed to reduce or eliminate our ability to use net operating loss carryforwards to offset income taxes.
Additionally, a change in our ownership, specifically a change in ownership of more than 50% during any period of 36 consecutive months ("ownership change") as determined under the Internal Revenue Code of 1986 ("Code"), could reduce our ability to fully use our net operating loss carryforwards and other significant tax attributes. To prevent an unintended ownership change that could compromise our tax attributes, at the 2016 annual meeting, our stockholders approved an amendment to our certificate of incorporation to implement new stock transfer restrictions ("Successor Transfer Restrictions") to replace restrictions that were scheduled to expire in July 2016. The Successor Transfer Restrictions will expire on May 26, 2019.
Our stockholders also ratified a tax asset protection rights plan ("Tax Asset Rights Plan") at our 2016 annual meeting. The Tax Asset Rights Plan, which will expire on April 7, 2019, was designed to preserve our ability to fully utilize our net operating loss carryforwards and other significant tax attributes to offset future taxable income. Neither the Tax Asset Rights Plan nor the Successor Transfer Restrictions, however, completely protects us from an ownership change that could limit our use of our net operating loss carryforwards and other valuable tax attributes.
After our net operating loss carryforwards and other significant tax attributes are fully utilized or if they become unavailable to us before we fully utilize them, our future income will not be shielded from federal and state income taxation and the funds otherwise available for general corporate purposes would be reduced.
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
The Tax Asset Rights Plan and Successor Transfer Restrictions implemented by us to protect our tax attributes could hinder the market for our common stock.
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
The Successor Transfer Restrictions implemented by us to protect our tax attributes may void transactions in our common stock effected by 5% stockholders.
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
Under the Successor Transfer Restrictions in our certificate of incorporation, prior to May 26, 2019, our 5% stockholders are, in effect, required, and under the Tax Asset Rights Plan, prior to April 7, 2019, encouraged, to seek the approval of, or a determination by, our Board of Directors before they engage in certain transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders' having to seek the approval of, or a determination by, our Board of Directors before they could engage in certain future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.
The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.
Certain investment funds, advisers and organizations each own greater than 5% of our outstanding common stock as of December 31, 2016. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restrictions.
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the ongoing purchase of our shares, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements. We can give no assurance that dividends will be declared and paid or that dividends will not be reduced in the future. Additionally, our revolving credit facility and the indenture for our 5.875% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares.
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
In addition, to reduce the risk that an ownership change could limit our ability to fully utilize our net operating loss carryforwards and other significant tax attributes to offset future taxable income, our stockholders ratified the adoption of the Tax Asset Rights Plan, which will expire on April 7, 2019. Like the rights and provisions described above, including the Successor Transfer Restrictions in our certificate of incorporation, the Tax Asset Rights Plan could have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

In addition to the risks discussed above, we are subject to a variety of other risks as a publicly traded U.S. manufacturing company.
As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to:

•	the ongoing effects of global economic uncertainty;

•
regulations that subject us to additional capital or margin requirements or other restrictions that make it more difficult to hedge risks associated with our business or increase the cost of our hedging activities;

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

•	taxation by multiple jurisdictions and the impact of such taxation on effective tax rate and the amount of taxes paid;

•	modifications to the Affordable Care Act and any new or repealed legislation related to health care;

•	compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the potential impact of compliance failures; and

•	the failure to meet the expectations of investors, including as a result of factors beyond the control of an individual company.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding the location, size and ownership of our principal production facilities as of December 31, 2016 is below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	115,000	Owned/Leased[1]
Chandler, Arizona (Tube)	93,000	Owned/Leased[1]
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario (Canada)	311,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[3]
Richmond, Virginia (Bellwood)	449,000	Owned
Sherman, Texas	360,000	Owned
Spokane, Washington (Trentwood)	2,874,000	Owned/Leased[4]
Total	6,750,000
___________________________________

1.
The Chandler, Arizona (Extrusion) and Chandler, Arizona (Tube) facilities are each subject to a land lease with a lease term that expires in 2023 and 2033, respectively, subject to certain extension rights held by us. The facilities are owned by us and are not subject to any leases.

2.	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date, subject to certain extension rights held by us.

3.	The Richland, Washington facility is subject to a lease with a 2021 expiration date.

4.
The Spokane, Washington facility consists of 2,753,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2020 expiration date and a renewal option subject to certain terms and conditions.

Production facilities and equipment are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities, see the table under Item 1. Business "Business Operations - Fabricated Products Segment - Types of Manufacturing Processes Employed" of this Report.
Our corporate headquarters, located in Foothill Ranch, California, consists of 36,000 square feet at December 31, 2016 and is subject to a lease that expires in 2019.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol "KALU."
The following table sets forth the high and low transaction prices of our common stock for each quarterly period for fiscal years 2016 and 2015:

	High	Low
Fiscal 2016
First quarter	$85.96	$70.14
Second quarter	$96.06	$80.75
Third quarter	$94.65	$80.44
Fourth quarter	$88.68	$69.41
Fiscal 2015
First quarter	$78.39	$68.42
Second quarter	$86.16	$75.60
Third quarter	$88.92	$77.92
Fourth quarter	$88.70	$75.61
Holders
As of February 15, 2017, there were approximately 614 holders of record of our common stock.
Dividends
We have been paying a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend for the last five consecutive years. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our 5.875% Senior Notes due 2024, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements in this Report for additional information about restrictions on dividend payments.
We also pay quarterly dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout). Holders of performance shares granted beginning in 2014 are not paid a quarterly dividend equivalent, but instead are entitled to receive, in connection with the issuance of underlying shares of common stock in respect of performance shares that ultimately vest, a one-time payment equal to the dividends such holder would have received if the number of such shares of common stock so issued had been held of record by such holder from the date of grant of such performance shares through the date of such issuance. Total cash dividends (and dividend equivalents) paid in 2016, 2015 and 2014 were $1.80 per share (or $32.4 million), $1.60 per share (or $28.1 million) and $1.40 per share (or $25.4 million), respectively.
On January 17, 2017, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.50 per common share, or $8.8 million (including dividend equivalents), which was paid on February 15, 2017 to stockholders of record at the close of business on January 27, 2017.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000® index, (ii) the S&P SmallCap 600® index and (iii) the S&P SmallCap 600® Materials index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2011 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kaiser Aluminum Corporation, the S&P Smallcap 600® Index,

the Russell 2000® Index, and the S&P 600® Materials Index

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Kaiser Aluminum Corp
S&P Smallcap 600®
Russell 2000®
S&P 600® Materials

*$100 invested on 12/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Repurchases of Equity Securities
The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2016:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2016 - October 31, 2016	—	$—	82,765	$74.29	$103.4
November 1, 2016 - November 30, 2016	—	—	104,364	76.75	$95.4
December 1, 2016 - December 31, 2016	557	77.69	86,405	80.10	$88.4
Total	557	$77.69	273,534	$77.06	N/A

_________________________________________

1.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan and our 2016 Equity and Incentive Compensation Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. All such shares withheld by us were canceled on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

2.
In April 2015, our Board of Directors authorized an additional $100.0 million for repurchases of our common stock. Of the amounts so authorized, $88.4 million remained available for further share repurchases as of December 31, 2016. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time.

Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report (in millions of dollars, except shipments, average realized sales price and per share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Shipments (mm lbs)	614.3	615.4	588.8	563.7	585.9
Net sales	$1,330.6	$1,391.9	$1,356.1	$1,297.5	$1,360.1
Net income (loss)[1]	$91.7	$(236.6)	$71.8	$104.8	$85.8
Net income (loss) per share - Basic	$5.15	$(13.76)	$4.02	$5.56	$4.49
Net income (loss) per share - Diluted	$5.09	$(13.76)	$3.86	$5.44	$4.45
Cash dividends declared per common share	$1.80	$1.60	$1.40	$1.20	$1.00
Capital expenditures	$76.1	$63.1	$59.4	$70.4	$44.1
Depreciation and amortization expense	$36.0	$32.4	$31.1	$28.1	$26.5
_____________________

1.
Net income (loss) includes the impact of removing the net assets of the voluntary employees beneficiary association that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA") and related deferred tax liabilities from our Consolidated Balance Sheets during the first quarter of 2015. See Note 6 of Notes to Consolidated Financial Statements included in this Report for further details.

	December 31,
	2016	2015	2014	2013	2012
Assets:
Fabricated Products	$969.4	$904.7	$878.9	$852.5	$771.2
All Other [1]	474.1	342.2	860.1	911.7	972.6
Total assets[1,2]	$1,443.5	$1,246.9	$1,739.0	$1,764.2	$1,743.8
Cash and short-term investments	$286.2	$102.5	$291.7	$299.0	$358.4
Long-term borrowings (at face value), including amounts due within one year	$375.0	$197.8	$400.0	$400.0	$400.0

_____________________

1.
Our retrospective adoption of Accounting Standards Update 2015-03 in the first quarter of 2016 resulted in a $3.2 million, $4.7 million, $6.7 million and $8.7 million reclassification of debt issuance costs from Total assets to Total liabilities as of December 31, 2015, 2014, 2013 and 2012, respectively. See Note 1 of Notes to Consolidated Financial Statements included in this Report for further details.

2.
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

•	Management Review of 2016 and Outlook for the Future;

•	Results of Operations;

•	Certain Information Related to Our Significant Tax Attributes;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies; and

•	New Accounting Pronouncements.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Report.
In the discussion of operating results below, we refer to certain items as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on derivatives related to fluctuations in underlying metal and energy prices and currency exchange rates, lower of cost or market inventory write-downs, the impact of discount rate changes on workers' compensation liabilities, legacy environmental expenses related to predecessor operations and gains or losses related to our voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
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
Management Review of 2016 and Outlook for the Future
Our full year 2016 results reflected favorable market conditions, with solid demand for our aerospace and high strength products ("Aero/HS products"), automotive applications ("Automotive Extrusions") and general engineering products ("GE products") and low contained metal costs for most of the year that enabled favorable sales margins on certain of our high value added revenue products.

Although we benefited from solid demand and low contained metal costs, our strong operating performance was the primary driver of our results. Strong sales across our broad product offering were supported by our Best-In-Class customer satisfaction and by previous investments for quality, capacity and efficiency. Previous investments also facilitated improved manufacturing performance as our underlying manufacturing cost efficiency was a step-change improvement in 2016, with record performance at several manufacturing locations. Additionally, major initiatives by our metal purchasing group and our manufacturing operations to increase utilization of recycled aluminum scrap resulted in lower input raw material costs.
During the year, we continued to execute on our capital investment program to further enhance quality and efficiency, expand capacity and sustain our strong competitive manufacturing capabilities. Our total capital spending in 2016 of approximately $76.1 million was focused on:

•	the $150.0 million five-year efficiency and modernization project at our Spokane, Washington ("Trentwood") rolling mill; and

•	additional investments to support automotive growth, including a new extrusion press and related equipment at our Sherman, Texas facility.
The Trentwood efficiency and modernization project commenced in late 2015 to further advance our competitive cost position on all products produced at Trentwood, maintain our quality leadership position and expand our heat treat plate capacity to meet continued long-term demand growth. In addition, a significant portion of the investment will be focused on modernizing the legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these aerospace and general engineering products. Our investment activity at Trentwood in 2016 and further significant activity in 2017 will provide Trentwood with additional capacity and enhanced cost and quality capabilities to address anticipated sales in 2018 and beyond.
The capacity provided by the new press line at our Sherman, Texas facility, combined with an extrusion press line we installed at our London, Ontario facility in 2015, allows us to meet the growing demand for our automotive applications.
In addition to investments we made to support further organic growth, we returned $65.7 million to stockholders through share repurchases and dividends. We have increased our quarterly dividend in each of the last five consecutive years, and again, in early 2017, we increased our quarterly dividend an additional 11% to $0.50 per share.
Consistent with our priorities for capital deployment, we will continue to invest proactively in initiatives for organic growth and asset integrity, seek complementary inorganic growth opportunities to create additional value for our stockholders and return cash to stockholders through quarterly dividends and share repurchases.
Outlook
Aero/HS Products. While we expect end-user demand growth for our Aero/HS products to be strong over the next three years with a solid nine-year backlog and steady commercial aircraft order rates, we expect destocking in 2017 as the commercial aerospace supply chain adjusts inventory to revised production forecasts for larger airframes. Accordingly, we expect industry demand for our end market applications to decline approximately 5% in 2017 as destocking more than offsets real demand growth.
We view the decline in 2017 industry demand as a temporary pause in the steady, long-term demand growth trajectory for our Aerospace/HS products. With continued growth in commercial aerospace builds, recovering growth for business jets and solid growth for military aircraft due to the Joint Strike Fighter and international demand for prior generation aircraft, we expect to emerge from 2017 with industry demand approaching 10% annual growth in both 2018 and 2019 for our Aero/HS products.
We are very well-positioned in the marketplace, and, despite the supply chain destocking, we expect our strong competitive position to support 2017 shipments for these applications similar to 2016. However, as we have seen in prior periods of soft industry demand, we expect competitive price pressure on our non-contract business.
Automotive Extrusions. For our Automotive Extrusions, we expect that North American build rates will be down approximately 1% to 2% in 2017 compared to 2016, before returning to a pace in 2018 and 2019 similar to the 2016 level. However, we expect that industry demand growth for our applications will continue at a robust 6% compound annual growth rate as aluminum extrusion content increases across multiple automotive platforms to facilitate light-weighting of the vehicle fleet.
As our sales for newer applications, including chassis, structures and crash management systems, have grown, our sales outlook has become more platform-specific. In 2016, our sales fell short of our expectation because of delays in the launch of several new platforms containing our products. In 2017, while we expect double-digit growth in shipments, we anticipate single-digit growth in value added revenue as our product mix evolves to more lower value-added parts for the newer applications and some mature applications such as high value added drive shaft parts are redesigned.
Looking longer term, we expect to continue to enjoy strong growth for aluminum extrusion content in this attractive market and remain very well-positioned with the automotive extrusion capacity, capability, and a solid market presence to capture these growth opportunities.
GE Products. We have experienced positive growth for our GE products over the past two years driven by improving, broad-based industrial demand for our applications. We are cautiously optimistic about continued strong demand in 2017. However, we anticipate sales margin compression on our higher value added products as we continue to experience competitive price pressure from import products and see metal costs rising from lower levels experienced in 2016.
Other Products. We expect to continue to redirect our resources and production capacity to focus on strategic Aero/HS products, Automotive Extrusions and GE products, and away from our other industrial products ("Other products").
Overall. As we proceed with our multi-year Trentwood efficiency and modernization project, we have significant construction activity and planned equipment outages in the first half of 2017. Many of these planned activities are scheduled to be conducted simultaneously to minimize disruption. However, we anticipate that our manufacturing efficiency during the first nine months of 2017 will fall short of our record 2016 performance level as a result of reduced throughput due to these equipment outages and related disruption to our operations.
We expect 2017 to be a challenging year with headwinds from the commercial aerospace supply chain inventory overhang, competitive price pressure, rising metal costs and scheduled construction and equipment outages at Trentwood. While we believe our strong market presence will enable us to maintain strong shipment volume, in the first half we expect a 1%-3% decline in value added revenue compared to the first half of 2016 due to planned equipment downtime and the compression of sales margins by as much as 150-250 basis points year-over-year due to competitive price pressure combined with rising contained metal costs. Planned major maintenance primarily related to the Trentwood efficiency and modernization project is also expected to be approximately $5.0 million higher in the first half 2017. By the end of 2017, however, we expect these headwinds will be largely behind us, and the project-related work at Trentwood this year will further enhance our competitive position and enable us to address strong demand anticipated in 2018 and 2019.
Results of Operations
Fiscal 2016 Summary

•
Our reported operating income for 2016 was $177.8 million, including items that we consider to be non-run-rate, which netted to a benefit of $7.3 million. See "Segment and Business Unit Information" below for further discussion of our operating income before non-run-rate items.

•
Net income for 2016 was $91.7 million, as reported. Adjusting for the non-run-rate items as discussed above, adjusted net income was $87.1 million. See "Segment and Business Unit Information" below for additional discussion of non-run-rate items.

•
We had combined cash balances, short-term investments and net borrowing availability under our revolving credit facility (with no borrowings thereunder outstanding) of approximately $561.5 million as of December 31, 2016.

•	We invested $76.1 million in capital spending. See "Liquidity and Capital Resources – Capital Expenditures and Investments" below.

•	We paid a variable cash contribution to the VEBAs with respect to 2015 of $19.5 million and expect to pay $20.0 million to the VEBAs for the variable contribution with respect to 2016.

•
We issued $375.0 million principal amount of 5.875% Senior Notes due May 2024 ("5.875% Senior Notes") in May 2016, resulting in proceeds of $368.2 million, net of $6.8 million of transaction fees. Our exchange offer registration statement in connection with this issuance was declared effective by the Securities and Exchange Commission in September 2016 and 100% of the outstanding principal amount of the original notes was tendered in exchange for an equal aggregate principal amount of registered exchange notes.

•	We redeemed all our outstanding 8.25% Senior Notes due 2020 ("8.25% Senior Notes") on June 1, 2016 resulting in a cash outflow for principal, redemption premium and accrued interest of $214.2 million.

•
In the second quarter of 2016, we adopted a tax asset protection rights plan ("Tax Asset Rights Plan"), which was ratified by our stockholders at our 2016 annual meeting, and declared a dividend of one preferred share purchase right for each outstanding share of our common stock.

•
We paid a total of approximately $32.4 million, or $1.80 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).

•	We repurchased 443,838 shares of common stock in 2016 for a total cost of $34.9 million pursuant to a stock repurchase program authorized by our Board of Directors.
Consolidated Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. "Financial Statements and Supplementary Data" of this Report. See Note 12 of Notes to Consolidated Financial Statements included in this Report for further information regarding segments.
Net Sales. We reported Net sales for 2016 of $1,330.6 million, compared to $1,391.9 million for 2015 and $1,356.1 million for 2014. The decrease in Net sales during 2016 compared to 2015 primarily reflected a 4% decrease in total average realized sales price per pound due to a $0.13/lb, or 13%, decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.04/lb, or 3%, increase in average value added revenue per pound. The increase in average value added revenue per pound reflected benefits of pricing improvements on some Aero/HS products and the benefit from lower contained metal prices on some high value added products. Fabricated Products segment shipment volume declined slightly in 2016 compared to 2015 as lower shipments of Other products were largely offset by an increase in shipments of GE products. Additionally, Aero/HS products and Automotive Extrusions declined slightly compared to 2015. See the table in "Segment and Business Unit Information" below for further details.
The increase in Net sales during 2015 compared to 2014 reflected a 5% increase in Fabricated Products segment shipment volume, partially offset by a 2% decrease in average realized sales price per pound. The increase in Fabricated Products segment shipment volume was primarily due to a 15.0 million pound, or 19%, increase in Automotive Extrusions shipment volume, an 8.0 million pound, or 4%, increase in GE products shipment volume and a 7.0 million pound, or 3%, increase in Aero/HS products shipment volume. The increase in Automotive Extrusions shipments reflected launches of new programs at each of our automotive facilities, including a significant ramp up of programs on the new aluminum-intensive Ford F-150 platform, as well as strong demand for certain other large vehicle models that we supply. The decrease in average realized sales price per pound reflected an 8% decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a 3% increase in average value added revenue per pound. The increase in average value added revenue per pound reflected spot pricing improvements on some Aero/HS and GE products, the benefit from lower contained metal prices on some high value added products and a more favorable shipment mix of Aero/HS and GE products sold. See the table in "Segment and Business Unit Information" below for further details.
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
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2016 totaled $1,019.5 million, or 77% of Net sales, compared to $1,115.4 million, or 80% of Net sales, in 2015 and $1,117.5 million, or 82% of Net sales, in 2014. The decrease during 2016 compared to 2015 of $95.9 million was comprised of a decrease of $84.4 million related to lower Hedged Cost of Alloyed Metal and a decrease of $11.5 million in net manufacturing conversion and other costs. Virtually all of the $84.4 million decrease in Hedged Cost of Alloyed Metal was due to lower hedged metal prices. The $11.5 million decrease in net manufacturing conversion and other costs reflected: (i) a $14.0 million reduction in controllable manufacturing conversion costs from efficiency improvements; (ii) a $12.6 million reduction in costs resulting from coordinated efforts to increase utilization of recycled scrap aluminum in lieu of more expensive primary aluminum and alloying raw materials; and (iii) a decrease of $2.3 million from lower energy pricing. Offsetting these favorable conversion cost factors were: (i) $7.7 million of incremental costs related to a change in product mix; (ii) a $4.2 million increase in workers' compensation and benefits costs and (iii) $5.4 million of LIFO and other charges. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for 2016 and 2015.

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
Lower of Cost or Market Inventory Write-Down. See Note 1 of Notes to Consolidated Financial Statements included in this Report for information on our inventory lower of cost or market value adjustments.
Unrealized (Gain) Loss on Derivative Instruments. Unrealized (gain) loss on derivative instruments is primarily due to changes in underlying commodity prices as well as derivative settlements and are related to our operational hedges. These hedges are intended to mitigate our exposure to changes in prices for certain products sold and consumed by us and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. Unrealized (gain) loss on derivative instruments was $(18.7) million, $3.4 million and $10.4 million for 2016, 2015 and 2014, respectively. Unrealized gain in 2016 was comprised of a $10.8 million gain on aluminum hedge positions and a $7.9 million gain on natural gas hedge positions. See Note 10 of Notes to Consolidated Financial Statements included in this Report for details on the unrealized loss (gain) on derivative instruments for 2015 and 2014.
Depreciation and Amortization. Depreciation and amortization for 2016 was $36.0 million compared to $32.4 million for 2015 and $31.1 million for 2014. Approximately $3.6 million of the increase in Depreciation and amortization in 2016 compared to 2015 was due to various construction-in-progress projects being placed in service during 2016 and the second half of 2015 related to capital upgrades at several of our extrusion facilities to support automotive programs that will launch over the next few years and other manufacturing cost efficiency and quality initiatives. Approximately $1.3 million of the increase in Depreciation and amortization expense in 2015 compared to 2014 was due to various construction-in-progress projects being placed in service during 2015 such as the capital upgrades and other initiatives discussed above.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $105.0 million in 2016 compared to $88.1 million in 2015. The increase in 2016 was due primarily to increases of: (i) $9.1 million in our short-term incentive compensation based on improved performance measures; (ii) $2.3 million in our long-term incentive compensation; (iii) $1.3 million in professional fees and services; (iv) $1.4 million in management development; and (v) a combined increase in workers' compensation, environmental costs and salaries and benefits of approximately $1.7 million. The increase in SG&A and R&D was also due to $1.2 million of insurance settlement proceeds we received during 2015.
SG&A and R&D expense totaled $88.1 million in 2015 compared to $81.4 million in 2014. The increase in 2015 was due primarily to an increase of $3.7 million in employee incentive compensation and $2.5 million in salaries and benefits.
Net Periodic Postretirement Benefit Cost (Income) Relating to VEBAs. The VEBAs are comprised of: (i) a VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA"); and (ii) a VEBA that provides healthcare related benefits for certain other retirees and their spouse and eligible dependents ("Salaried VEBA"). Net periodic postretirement benefit cost (income) relating to the VEBAs totaled $3.4 million, $2.4 million and $(23.7) million in 2016, 2015 and 2014, respectively. The 2016 and 2015 cost reflected only the cost associated with the Salaried VEBA. The net periodic postretirement benefit cost relating to the Salaried VEBA was $0.6 million in 2014, which was netted against the net periodic postretirement benefit income of the Union VEBA in 2014. The increase in the Salaried VEBA cost in 2016 and 2015 was due primarily to the actuarial impact of increased obligations related to changes in the annual healthcare reimbursement benefit for participants in the Salaried VEBA. The increase in cost in 2015 was due primarily to the removal of the net assets of the Union VEBA and related deferred tax liabilities from our consolidated financial statements during the quarter ended March 31, 2015. See Note 6 of Notes to Consolidated Financial Statements included in this Report for additional information regarding the VEBAs.
(Gain) Loss on Removal of Union VEBA Net Assets. Loss on removal of Union VEBA net assets in 2015 represented the removal of the Union VEBA’s plan assets, related deferred tax liabilities and accumulated other comprehensive loss from our consolidated financial statements during the quarter ended March 31, 2015 as a result of the definitive expiration of our obligation to make annual variable contributions to the Union VEBA for any period after September 2017. The 2015 loss on removal of Union VEBA net assets of $493.4 million included: (i) a $16.8 million accrual for the 2015 variable contribution, of which $16.7 million was paid in the first quarter of 2016; (ii) an estimated $17.1 million accrual for the 2016 variable contribution, all of which was reported within Other accrued liabilities as of December 31, 2016 and is to be paid in 2017; and (iii) an estimated $12.8 million accrual for the 2017 variable contribution, all of which was reported within Long-term liabilities as of December 31, 2016 and is to be paid in 2018. The final cash payment amounts are subject to change until the close of each respective calendar year. The estimated liability for the remaining variable cash contributions will be adjusted quarterly based on our most current projections of cash flow (as defined) with the changes reflected in our Operating income (loss). See Note 6 of Notes to Consolidated Financial Statements included in this Report for further details.
Other Operating Charges, Net. Other operating charges, net, were $2.8 million, $0.1 million and $1.5 million for 2016, 2015 and 2014, respectively. The 2016 amount primarily reflected a non-cash impairment charge of $2.6 million related to a write-off of one of our customer relationship intangible assets. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details. The 2015 and 2014 amounts reflected impairment charges related to property, plant and equipment.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our revolving credit facility, our 5.875% Senior Notes, our 8.25% Senior Notes, which were redeemed on June 1, 2016, and our 4.5% Cash Convertible Senior Notes ("Convertible Notes"), which were settled on April 1, 2015, net of capitalized interest. Interest expense was $20.3 million, $24.1 million and $37.5 million for 2016, 2015 and 2014, respectively, net of $2.9 million, $1.8 million and $2.5 million of interest expense capitalized as part of construction-in-progress, respectively, for the three periods. Non-cash amortization of the discount on our Convertible Notes accounted for $2.4 million and $9.1 million of the total interest expense in 2015 and 2014, respectively.
Other (Expense) Income, Net. See Note 14 of Notes to Consolidated Financial Statements included in this Report for details.
Income Tax (Provision) Benefit. The income tax provision for 2016 was $55.5 million, resulting in an effective tax rate of 37.7%. There was no material difference between the effective tax rate and the projected blended statutory tax rate for 2016.
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
Segment and Business Unit Information
Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: Aero/HS products, Automotive Extrusions, GE products and Other products.
We also have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles ("GAAP"), we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report. See Note 12 of Notes to Consolidated Financial Statements included in this Report for further information regarding segments.

Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Segment operating income	$229.6	$190.8	$151.4
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(0.6)	7.0	(4.0)
Mark-to-market gain (loss) on derivative instruments	18.7	(3.4)	(10.4)
Non-cash lower of cost or market inventory write-down[2]	(4.9)	(2.6)	—
Workers’ compensation benefit (cost) due to discounting	0.3	(0.2)	—
Asset impairment charges	(2.8)	(0.1)	(1.5)
Environmental expenses[3]	(0.1)	(1.7)	(1.2)
Total non-run-rate items	10.6	(1.0)	(17.1)
Segment operating income excluding non-run-rate items	$219.0	$191.8	$168.5
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

2.
The $4.9 million lower of cost or market inventory write-down in 2016 was due primarily to a decrease in our net realizable value of inventory (less a normal profit margin). The $2.6 million lower of cost or market inventory write-down in 2015 was due primarily to declining metal prices.

3.
Non-run-rate environmental expenses within Fabricated Products are related to activities that occurred at operating facilities prior to July 6, 2006, while such facilities were occupied by a predecessor. See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

As noted above, operating income excluding non-run-rate items for 2016 was $27.2 million higher than operating income excluding such items for 2015. The increase primarily reflected: (i) a $15.3 million favorable sales impact; (ii) improvement in controllable manufacturing conversion costs of $14.0 million; (iii) $12.6 million of favorable impact from coordinated efforts by our metal procurement group and manufacturing operations to increase utilization of recycled scrap aluminum in lieu of more expensive primary aluminum and alloying raw materials; and (iv) a $2.3 million benefit from lower energy prices. These favorable impacts were partially offset by: (i) a $5.3 million increase in incentive compensation expense due to year-over-year improvement in key performance metrics and financial results; (ii) a $3.7 million increase in workers' compensation expense; (iii) an increase of $4.6 million in overhead and other benefits and costs; and (iv) $3.5 million of higher depreciation expense. The favorable sales impact reflected expanded sales margins due to price improvements on certain Aero/HS products, as well as lower contained metal prices on certain high value added products.
Operating income excluding non-run-rate items for 2015 was $23.3 million higher than operating income excluding such items for 2014. Higher operating income excluding non-run-rate items primarily reflected a positive sales impact, partially offset by higher: (i) manufacturing conversion and other costs; (ii) overhead cost; (iii) other costs and (iv) depreciation expense. The positive sales impact of $33.7 million was due primarily to increased shipments of Automotive Extrusions, GE products and Aero/HS products and improved sales margins on certain Aero/HS and GE products reflecting improved spot pricing and lower contained metal costs. The $1.2 million increase in manufacturing conversion and other costs was due to approximately $5.2 million of inefficiencies in our automotive operations as we ramped up on several new automotive programs and responded to unexpectedly strong and volatile demand, as discussed in further detail in "Consolidated Results of Operations" above, largely offset by the improved manufacturing cost efficiencies in our operations other than automotive, including benefits derived from recent investments at Trentwood. Overhead cost increased $5.4 million due to additional resources to support sizable growth in strategic end markets and increased wages. Other costs increased $3.0 million due primarily to higher employee incentive compensation. Depreciation expense increased $1.3 million.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Year Ended December 31,
	2016		2015		2014
Aero/HS Products:
Shipments (mmlbs)	243.2		243.5		236.9
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$675.4	$2.78	$695.5	$2.86	$686.3	$2.90
Less: Hedged Cost of Alloyed Metal	(208.5)	(0.86)	(246.4)	(1.02)	(256.1)	(1.08)
Value added revenue	$466.9	$1.92	$449.1	$1.84	$430.2	$1.82

Automotive Extrusions:
Shipments (mmlbs)	92.9		93.5		78.5
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$188.8	$2.03	$199.2	$2.13	$173.5	$2.21
Less: Hedged Cost of Alloyed Metal	(77.0)	(0.83)	(88.7)	(0.95)	(82.6)	(1.05)
Value added revenue	$111.8	$1.20	$110.5	$1.18	$90.9	$1.16

GE Products:
Shipments (mmlbs)	249.9		231.4		223.4
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$420.1	$1.68	$426.1	$1.84	$419.5	$1.88
Less: Hedged Cost of Alloyed Metal	(208.9)	(0.83)	(226.1)	(0.98)	(237.6)	(1.07)
Value added revenue	$211.2	$0.85	$200.0	$0.86	$181.9	$0.81

Other Products:
Shipments (mmlbs)	28.3		47.0		50.0
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$46.3	$1.64	$71.1	$1.51	$76.8	$1.54
Less: Hedged Cost of Alloyed Metal	(23.2)	(0.82)	(40.8)	(0.87)	(47.3)	(0.95)
Value added revenue	$23.1	$0.82	$30.3	$0.64	$29.5	$0.59

Total:
Shipments (mmlbs)	614.3		615.4		588.8
	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$1,330.6	$2.17	$1,391.9	$2.26	$1,356.1	$2.30
Less: Hedged Cost of Alloyed Metal	(517.6)	(0.85)	(602.0)	(0.98)	(623.6)	(1.06)
Value added revenue	$813.0	$1.32	$789.9	$1.28	$732.5	$1.24
For 2016, Net sales of Fabricated Products decreased by $61.3 million to $1,330.6 million, as compared to 2015, primarily reflecting a 4% decrease in total average realized sales price per pound and a slight decrease in Fabricated Products segment shipping. See "Consolidated Selected Operational and Financial Information" above for further discussion.
The increase in Net sales of Fabricated Products during 2015 compared to 2014 was due primarily to a 5% increase in Fabricated Products segment shipment volume, partially offset by a 2% decrease in average realized sales price per pound. See "Consolidated Selected Operational and Financial Information" above for further discussion.

All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Operating loss	$(51.8)	$(536.7)	$(13.5)
Impact to operating loss of non-run-rate items:
Net periodic postretirement benefit (cost) income relating to the VEBAs[1]	(3.4)	(2.4)	23.7
Gain (loss) on removal of Union VEBA net assets[1]	0.1	(493.4)	—
Environmental expense adjustments[2]	—	0.4	0.4
Total non-run-rate items	(3.3)	(495.4)	24.1
Operating loss excluding non-run-rate items	$(48.5)	$(41.3)	$(37.6)
_______________________

1.	See Note 6 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the VEBAs.

2.
Non-run-rate environmental expense adjustments within All Other is related to activities that occurred at non-operating facilities prior to July 6, 2006, while such facilities were occupied by a predecessor. See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the environmental income.

All Other operating loss excluding non-run-rate items for 2016 was $7.2 million higher than in 2015 due primarily to: (i) an increase of $5.7 million in employee incentive compensation expense and (ii) a combined increase in workers' compensation, environmental costs and salaries and benefits of approximately $1.3 million.
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
To preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes, we have: (i) adopted the Tax Asset Rights Plan (defined in Note 5), which is designed to deter transfers of our common stock that could result in an ownership change pursuant to Section 382 and (ii) implemented the Successor Transfer Restrictions (defined in Note 5), which restrict transfers of our stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the Tax Asset Rights Plan and the Successor Transfer Restrictions.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	December 31, 2016	December 31, 2015
Available cash and cash equivalents	$55.2	$72.5
Short-term investments	231.0	30.0
Net borrowing availability under Revolving Credit Facility after letters of credit	275.3	280.8
Total liquidity	$561.5	$383.3
Cash equivalents consist primarily of money market accounts and investments which, when purchased, have a maturity of 90 days or less. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper and corporate bonds with a maturity of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash of $12.2 million that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of December 31, 2016 or December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Total cash provided by (used in):
Operating activities:
Fabricated Products	$235.4	$226.4	$199.5
All Other	(71.1)	(67.6)	(75.4)
Total cash provided by operating activities	$164.3	$158.8	$124.1
Investing activities:
Fabricated Products	$(75.8)	$(62.4)	$(58.5)
All Other	(200.6)	82.8	13.8
Total cash (used in) provided by investing activities	$(276.4)	$20.4	$(44.7)
Financing activities:
Fabricated Products	$—	$—	$—
All Other	94.8	(284.4)	(71.2)
Total cash provided by (used in) financing activities	$94.8	$(284.4)	$(71.2)

Operating Activities
Fabricated Products – In 2016, Fabricated Products segment operating activities provided $235.4 million of cash. Cash provided in 2016 was primarily related to: (i) $229.6 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $21.9 million; (iii) a lower of cost or market inventory write-down of $4.9 million; (iv) a decrease in inventory of $13.1 million; and (v) a net increase in other operating assets and liabilities of $10.5 million. Cash provided by operating activities was partially offset by an increase in accounts receivable of $26.7 million due primarily to the timing of sales and increase in metal price.
In 2015, Fabricated Products segment operating activities provided $226.4 million of cash. Cash provided in 2015 was primarily related to: (i) $190.8 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $37.5 million; and (iii) a decrease in accounts receivable of $17.0 million, partially offset by: (iv) an increase in inventory of $4.9 million (net of a $2.6 million lower of cost or market charge) due primarily to increased shipment volume; and (v) a decrease in accounts payable of $12.4 million due to the timing of payments and decreasing price of aluminum.
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
All Other – Cash outflow from All Other operating activities in 2016 consisted primarily of payments relating to: (i) general and administrative costs of $27.4 million; (ii) an annual variable cash contribution to the VEBAs of $19.5 million with respect to the 2015 year; (iii) our short-term incentive program in the amount of $3.6 million; and (iv) interest on the 5.875% and 8.25% Senior Notes and Revolving Credit Facility of $20.6 million.
Cash outflow from All Other operating activities in 2015 consisted primarily of payments relating to: (i) general and administrative costs of $25.9 million; (ii) an annual variable cash contribution to the VEBAs of $13.7 million with respect to the 2014 year; (iii) our short-term incentive program in the amount of $3.4 million; (iv) interest on the Convertible Notes, 8.25% Senior Notes and Revolving Credit Facility of $22.1 million; and (v) a loss of $2.5 million on the repurchase of our 8.25% Senior Notes.
Cash outflow from All Other operating activities in 2014 consisted primarily of payments relating to: (i) general and administrative costs of $29.9 million; (ii) an annual variable cash contribution to the VEBAs of $16.0 million with respect to 2013; (iii) our short-term incentive program in the amount of $4.3 million; and (iv) interest on the Convertible Notes, 8.25% Senior Notes and Revolving Credit Facility of $25.6 million.
Investing Activities
Fabricated Products – Cash used in investing activities for Fabricated Products was $75.8 million in 2016, compared to $62.4 million of cash used in 2015 and $58.5 million of cash used in 2014. Cash used in 2016, 2015 and 2014 was substantially related to capital expenditures. See "Capital Expenditures and Investments" below for additional information.
All Other – Cash used in investing activities during 2016 of $200.6 million primarily consisted of $200.1 million net cash outflow in conducting investment activities with respect to our available for sale securities and capital expenditures of $0.5 million. Cash provided by investing activities during 2015 of $82.8 million primarily consisted of proceeds from the disposition of available for sale securities. A portion of the proceeds was used to settle the Convertible Notes on April 1, 2015. Cash provided by investing activities during 2014 of $13.8 million consisted primarily of $14.7 million net cash inflow in conducting investment activities with respect to our available for sale securities, partially offset by $0.9 million of capital expenditures.
Financing Activities
Fabricated Products – No cash was used in financing activities for Fabricated Products in 2016, 2015 or 2014.
All Other – Cash provided by financing activities in 2016 was $94.8 million, representing $375.0 million in proceeds from the issuance of our 5.875% Senior Notes and $1.2 million in proceeds from the exercise of stock options, partially offset by: (i) $206.0 million for the redemption of the 8.25% Senior Notes; (ii) $32.4 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iii) $33.3 million of cash used to repurchase our common stock under our stock repurchase program; (iv) $6.8 million of debt issuance costs; and (v) $2.9 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities in 2015 was $284.4 million, representing: (i) net cash outlay of $175.0 million to settle the Convertible Notes; (ii) $49.2 million of cash used to repurchase our common stock under our stock repurchase program; (iii) $28.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of certain restricted stock units and to holders of performance shares granted prior to 2014, with respect to the target number of underlying shares of common stock (constituting approximately one-half of the maximum payout); (iv) a $30.0 million payment related to the repurchase of $27.2 million aggregate principal amount of our 8.25% Senior Notes; (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; and (vi) $0.6 million of cash paid for financing costs related to the renewal of our Revolving Credit Facility. Cash used in financing activities in 2015 was partially offset by $1.3 million of additional tax benefit in connection with the vesting of employee non-vested shares, restricted stock units and performance shares.
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
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements and our planned capital expenditures and investments for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, planned capital expenditures and investments, debt service obligations and variable cash contributions to the VEBAs will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $20.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $400.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	February 15, 2017	December 31, 2016
Revolving Credit Facility borrowing commitment	$300.0	$300.0

Borrowing base availability	$297.8	$283.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)	(7.7)
Net remaining borrowing availability	$290.1	$275.3
Borrowing rate (if applicable)[1]	4.00%	4.00%
_______________________

1.	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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
See Note 3 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments" below for mandatory principal and cash interest payments on the outstanding borrowings under the 5.875% Senior Notes. See Note 3 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the 5.875% Senior Notes and the redemption of our 8.25% Senior Notes.
We do not believe that covenants in the indenture governing the 5.875% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
In anticipation of an increasingly competitive market environment, we strategically allocate our capital spending on projects to maintain and improve our competitive position. Objectives are to target significant improvement in our manufacturing cost efficiency and product quality. Capacity expansion typically is an additional benefit of most projects focused on cost and quality.
The most significant example is our Trentwood efficiency and modernization project, a multi-year, $150.0 million capital investment initiative that upgrades equipment throughout the Trentwood process flow to reduce conversion costs and increase efficiency, further improving our competitive cost position on all of Trentwood’s products. A significant portion of this investment will focus on modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both Aero/HS and GE products. Although the primary purpose of this project is to improve cost efficiency and product quality, activity in 2016 and further significant project activity in 2017 will also position Trentwood with additional manufacturing capacity to address anticipated sales growth in 2018 and beyond. The project was announced in 2015, represented a significant portion of our capital expenditures during 2016 and will be a sizable portion of our capital spending in 2017.
Total capital expenditures were $76.1 million, $63.1 million and $59.4 million for 2016, 2015 and 2014, respectively. The majority of our capital spending during 2016 was focused on the Trentwood efficiency and modernization project and investments to support automotive growth, including a new extrusion press and related equipment at our Sherman, Texas facility. Capital spending during 2015 and 2014 included a new casting complex at our Trentwood facility to expand our rolling ingot capacity and reduce costs, spending to further expand heat treat plate capacity at Trentwood, and investments to support our automotive growth, including: (i) upgrades to existing extrusion presses at several of our automotive-focused facilities; (ii) a new extrusion press at our London, Ontario facility; and (iii) initial spending on the extrusion press at our Sherman, Texas facility. The remainder of our capital spending in 2016, 2015 and 2014 was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
In 2017, we anticipate capital spending will be approximately $80.0 million for purposes of continued spending on the Trentwood efficiency and modernization project and sustaining capital spending throughout the manufacturing platform. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 11 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends paid during 2016, 2015 and 2014. See Item 5 of this Report for disclosure regarding the future declaration and payment of dividends.

Repurchases of Common Stock
See Note 11 of Notes to Consolidated Financial Statements included in this Report for information regarding repurchases of common stock in 2016 and 2015 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during 2016, 2015 and 2014 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
As discussed in "Certain Information Related to Our Significant Tax Attributes" above and elsewhere in this Report, to preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes, we have: (i) adopted the Tax Asset Rights Plan (defined in Note 5), which is designed to deter transfers of our common stock that could result in an ownership change pursuant to Section 382 and (ii) implemented the Successor Transfer Restrictions (defined in Note 5), which restrict transfers of our stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382. The Tax Asset Rights Plan will expire on April 7, 2019, and the Successor Transfer Restrictions will expire on May 26, 2019. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the Tax Asset Rights Plan and the Successor Transfer Restrictions.
Environmental Commitments and Contingencies
See Note 9 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
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
The following table and discussion provide a summary of our significant contractual obligations and commercial commitments at December 31, 2016 (in millions of dollars):

		Payments Due by Period
	Total	2017	2018	2019	2020	2021	2022 and Thereafter
On-Balance Sheet:
Principal and interest on 5.875% Senior Notes	$540.2	$22.0	$22.0	$22.0	$22.0	$22.0	$430.2
Standby letters of credit	8.1	6.6	1.5	—	—	—	—
Uncertain tax liabilities	0.9	—	—	—	—	—	—
Deferred compensation plan liability	8.2	—	—	—	—	—	—
Capital leases	0.3	0.1	0.1	0.1	—	—	—
VEBA variable contributions	32.8	20.0	12.8	—	—	—	—
Off-Balance Sheet:
VEBA administrative fees	1.2	0.3	0.3	0.3	0.3	—	—
Purchase obligations	281.7	254.5	13.6	10.0	1.4	1.1	1.1
Operating leases	44.9	6.1	5.4	5.1	2.8	2.4	23.1
Commitment fees on Revolving Credit Facility	4.3	1.1	1.1	1.1	1.0	—	—
Total contractual obligations	$922.6	$310.7	$56.8	$38.6	$27.5	$25.5	$454.4

Principal and Interest on 5.875% Senior Notes. Cash outlays related to our 5.875% Senior Notes consist of our principal obligations and interest obligations based on scheduled interest payments.
Standby Letters of Credit. Of the $8.1 million of standby letters of credit, $0.4 million are cash collateralized and $7.7 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in September 2020 (for those letters of credit issued under that facility).
Uncertain Tax Liabilities. At December 31, 2016, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2017 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.
Deferred Compensation Plan Liability. The deferred compensation liability amount relates to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon investment performance, vesting and other eligibility requirements, including retirement dates, it is not practical to present annual payment information.
Capital Leases. Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2016. We expect capital projects to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.
VEBA Obligations. Our primary contractual obligations to the VEBAs are: (i) an annual variable cash contribution to the Salaried VEBA capped at $2.9 million per year; (ii) the variable cash contribution to the Union VEBA, estimated to be $17.1 million, to be made in the first quarter of 2017 with respect to the 2016 calendar year; (iii) the final cash contribution to the Union VEBA to be made in the first quarter of 2018 with respect to the first nine months of 2017, which we currently estimate at the maximum payout of $12.8 million but which remains subject to change; and (iv) annual administration fees to the VEBAs. See Note 6 of Notes to Consolidated Financial Statements included in this Report for additional information regarding the VEBAs.
Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase aluminum, energy and equipment. We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2016. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in electricity and natural gas prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.
Operating Leases. Operating leases represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.
Commitment Fees on Revolving Credit Facility. Future commitment fees on our Revolving Credit Facility are estimated based on the amount of unused credit under the facility at December 31, 2016 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in December 2020. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2016.
Other Off-Balance Sheet Arrangements
In addition to our off-balance sheet items discussed in the contractual obligations and commercial commitments section above:

•	See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.

•
See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding our long-term employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2017 and future years.

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
In addition to the accounting estimates we discuss in Note 1 of Notes to Consolidated Financial Statements included in this Report, management believes that the following accounting estimates are critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty of predicting future tax rates, market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and other factors. However, if, among other things: (i) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report; (ii) income is distributed differently than expected among tax jurisdictions; (iii) one or more material events or transactions occur which were not contemplated; or (iv) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $1.5 million to Net income for the year ended December 31, 2016.

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

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, projected cash flows and the rate used in discounting those cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2016, we do not believe any of our reporting units are at risk of failing step one of the two-step goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material.

Description	Judgments and Uncertainties	Potential Effect If Actual Results Differ From Assumptions
Salaried VEBA.

At December 31, 2016, our financial statements include the Salaried VEBA, which we are required to reflect on our financial statements as a defined benefit postretirement plan, despite our limited legal obligations to the Salaried VEBA in regards to that plan. Liabilities and expenses for postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return ("LTRR") on plan assets and several assumptions relating to the employee workforce (i.e. retirement age and mortality). The most significant assumptions used in determining the estimated year-end obligations include the assumed discount rate and the LTRR.

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

Since the recorded obligation represents the present value of expected postretirement benefit payments over the life of the plan, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligation to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligation to decline.

The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plan). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy postretirement obligations to increase, yielding a reduced net expense of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy postretirement obligations and, thus, cause the net expense of these obligations to increase.

A change in plan provisions could cause the estimated obligations to change. An increase in annual benefits expected to be paid would increase the estimated present value of the obligations and conversely, a decrease in annual benefits expected to be paid would decrease the estimated present value of the obligations.

The rate used to discount future estimated liabilities is determined taking into consideration the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. In relation to the Salaried VEBA, a change in the discount rate of 1/4 of 1% would impact the accumulated postretirement benefit obligation by approximately $1.9 million, impact service and interest costs by $0.1 million and have an immaterial impact on 2017 expense. The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $0.1 million in 2017.

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
Aluminum
See Note 10 of Notes to Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
In 2016, 2015 and 2014, settlements of derivative contracts covering 213.7 million pounds, 204.6 million pounds and 138.3 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At December 31, 2016, we had derivative contracts with respect to approximately 114.3 million pounds, 25.9 million pounds and 8.4 million pounds to hedge sales to be made in 2017, 2018 and 2019, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of December 31, 2016 and December 31, 2015, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $14.8 million and $12.9 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of December 31, 2016 and December 31, 2015, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.5 million and $0.8 million, respectively.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of alloying metals, including copper and zinc. As of December 31, 2016, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc ("Alloy Hedges") by our manufacturing facilities. Our Alloy Hedges are designated and qualify as cash flow hedges. See Note 10 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these Alloy Hedges. We estimate that a $.10 per pound decrease in the LME market price of zinc as of December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.4 million with corresponding changes to the net fair value of our Alloy Hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of December 31, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 73%, 72% and 49% of the expected natural gas purchases for 2017, 2018 and 2019, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices as of December 31, 2016 and December 31, 2015 would have resulted in an unrealized mark-to-market loss of $5.0 million and $7.0 million, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of December 31, 2016, we had physical delivery commitments with energy companies, in place to cover our exposure to fluctuations in electricity prices for approximately 54%, 54% and 36% of the expected electricity purchases for 2017, 2018 and 2019.

Foreign Currency
Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. A 10% change in the Canadian dollar exchange rate is estimated to have an annual operating cost impact of $1.5 million. Additionally, as of December 31, 2016, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. With the exception of two forward contracts that became ineffective in the fourth quarter of 2016, our foreign currency derivative instruments are designated and qualify as cash flow hedges; therefore, periodic gains and losses related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Periodic gains and losses related to market value adjustments on non-designated foreign currency forward contracts are recorded within Other (expense) income, net. See Note 10 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of December 31, 2016, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through August 2017. We estimate that a 10% decrease in the December 31, 2016 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.1 million.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and Subsidiary Companies (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 22, 2017

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55.2	$72.5
Short-term investments	231.0	30.0
Receivables:
Trade receivables – net	137.7	116.7
Other	11.9	6.1
Inventories	201.6	219.6
Prepaid expenses and other current assets[1]	18.5	56.7
Total current assets	655.9	501.6
Property, plant and equipment – net	530.9	495.4
Deferred tax assets – net[1,2]	159.7	162.6
Intangible assets – net	26.4	30.5
Goodwill	37.2	37.2
Other assets[1]	33.4	19.6
Total	$1,443.5	$1,246.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.8	$76.7
Accrued salaries, wages and related expenses	49.1	39.8
Other accrued liabilities	39.9	52.7
Short-term capital leases	0.2	0.1
Total current liabilities	165.0	169.3
Net liabilities of Salaried VEBA	28.6	19.0
Deferred tax liabilities	3.3	2.1
Long-term liabilities	73.2	87.5
Long-term debt[1]	368.7	194.6
Total liabilities	638.8	472.5
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2016 and December 31, 2015; no shares were issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2016 and December 31, 2015; 22,332,732 shares issued and 17,651,461 shares outstanding at December 31, 2016; 22,291,180 shares issued and 18,053,747 shares outstanding at December 31, 2015	0.2	0.2
Additional paid in capital[2]	1,047.4	1,036.5
Retained earnings[2]	75.2	15.9
Treasury stock, at cost, 4,681,271 shares at December 31, 2016 and 4,237,433 shares at December 31, 2015	(281.4)	(246.5)
Accumulated other comprehensive loss	(36.7)	(31.7)
Total stockholders’ equity	804.7	774.4
Total	$1,443.5	$1,246.9
____________

1.	See Note 1 for discussion of our adoption of ASU 2015-03 and ASU 2015-17 (as defined in Note 1).

2.	See Note 5 and Note 8 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In millions of dollars, except share and per share amounts)
Net sales	$1,330.6	$1,391.9	$1,356.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	1,019.5	1,115.4	1,117.5
Lower of cost or market inventory write-down	4.9	2.6	—
Unrealized (gain) loss on derivative instruments	(18.7)	3.4	10.4
Depreciation and amortization	36.0	32.4	31.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	105.0	88.1	81.4
Net periodic postretirement benefit cost (income) relating to VEBAs – Note 6	3.4	2.4	(23.7)
(Gain) loss on removal of Union VEBA net assets – Note 6	(0.1)	493.4	—
Total selling, general, administrative, research and development	108.3	583.9	57.7
Other operating charges, net	2.8	0.1	1.5
Total costs and expenses	1,152.8	1,737.8	1,218.2
Operating income (loss)	177.8	(345.9)	137.9
Other (expense) income:
Interest expense	(20.3)	(24.1)	(37.5)
Other (expense) income, net – Note 14	(10.3)	(1.8)	6.7
Income (loss) before income taxes	147.2	(371.8)	107.1
Income tax (provision) benefit	(55.5)	135.2	(35.3)
Net income (loss)	$91.7	$(236.6)	$71.8

Net income (loss) per common share:
Basic	$5.15	$(13.76)	$4.02
Diluted	$5.09	$(13.76)	$3.86
Weighted-average number of common shares outstanding (in thousands):
Basic	17,813	17,201	17,818
Diluted	18,033	17,201	18,593

Dividends declared per common share	$1.80	$1.60	$1.40

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In millions of dollars)

Net income (loss)	$91.7	$(236.6)	$71.8
Other comprehensive (loss) income, net of tax – Note 15:
Defined benefit pension plan and VEBAs	(5.8)	65.1	(75.6)
Available for sale securities	0.9	(0.3)	(0.2)
Foreign currency cash flow hedges	0.1	(0.2)	—
Alloy Hedges	(0.1)	—	—
Foreign currency translation	(0.1)	(0.2)	0.4
Other comprehensive (loss) income, net of tax	(5.0)	64.4	(75.4)
Comprehensive income (loss)	$86.7	$(172.2)	$(3.6)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2013	18,147,017	$0.2	$1,023.1	$233.8	$(152.2)	$(20.7)	$1,084.2
Net income	—	—	—	71.8	—	—	71.8
Other comprehensive loss, net of tax	—	—	—	—	—	(75.4)	(75.4)
Issuance of non-vested shares to employees and non-employee directors	119,799	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,969	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	44,895	—	—	—	—	—	—
Cancellation of employee non-vested shares	(40,503)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(33,696)	—	(2.4)	—	—	—	(2.4)
Repurchase of common stock	(633,230)	—	—	—	(44.9)	—	(44.9)
Cash dividends on common stock ($1.40 per share)	—	—	—	(25.4)	—	—	(25.4)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.8	—	—	—	0.8
Amortization of unearned equity compensation	—	—	6.8	—	—	—	6.8
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, December 31, 2014	17,607,251	$0.2	$1,028.5	$280.4	$(197.1)	$(96.1)	$1,015.9
Net loss	—	$—	$—	$(236.6)	$—	$—	$(236.6)
Other comprehensive income, net of tax	—	—	—	—	—	64.4	64.4
Issuance of non-vested shares to employees and non-employee directors	62,285	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,436	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	52,106	—	—	—	—	—	—
Cancellation of employee non-vested shares	(987)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(37,009)	—	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(647,520)	—	—	—	(49.4)	—	(49.4)
Issuance of stock related to warrants	1,015,185	—	—	—	—	—	—
Cash dividends on common stock ($1.60 per share)	—	—	—	(28.1)	—	—	(28.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	1.3
Amortization of unearned equity compensation	—	—	9.3	—	—	—	9.3
Dividends on unvested equity awards that were canceled	—	—	—	0.2	—	—	0.2
BALANCE, December 31, 2015	18,053,747	0.2	1,036.5	15.9	(246.5)	(31.7)	774.4

Cumulative-effect adjustment[1]	—	—	0.8	(0.1)	—	—	0.7
BALANCE, January 1, 2016	18,053,747	$0.2	$1,037.3	$15.8	$(246.5)	$(31.7)	$775.1
Net income	—	$—	$—	$91.7	$—	$—	$91.7
Other comprehensive loss, net of tax	—	—	—	—	—	(5.0)	(5.0)
Issuance of non-vested shares to employees and non-employee directors	9,702	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,474	—	0.1	—	—	—	0.1
Issuance of common shares to employees upon option exercises and vesting of restricted stock units and performance shares	66,810	—	1.2	—	—	—	1.2
Cancellation of employee non-vested shares	(379)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(36,055)	—	(2.9)	—	—	—	(2.9)
Repurchase of common stock	(443,838)	—	—	—	(34.9)	—	(34.9)
Cash dividends on common stock ($1.80 per share)	—	—	—	(32.4)	—	—	(32.4)
Amortization of unearned equity compensation	—	—	11.7	—	—	—	11.7
Dividends on unvested equity awards that were canceled	—	—	—	0.1	—	—	0.1
BALANCE, December 31, 2016	17,651,461	$0.2	$1,047.4	$75.2	$(281.4)	$(36.7)	$804.7
____________

[1]	See Note 5 and Note 8 for discussion of our adoption of ASU 2016-09 (as defined in Note 1).

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$91.7	$(236.6)	$71.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	34.5	30.8	29.5
Amortization of definite-lived intangible assets	1.5	1.6	1.6
Amortization of debt discount and debt issuance costs	1.1	4.3	11.8
Deferred income taxes[1]	57.4	(131.7)	34.3
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest[2]	—	(1.3)	(0.8)
Non-cash equity compensation[2]	11.8	9.5	7.0
Lower of cost or market inventory write-down	4.9	2.6	—
Non-cash unrealized (gain) loss on derivative instruments	(18.7)	3.4	6.8
Non-cash impairment charges	2.8	0.1	1.5
Loss on extinguishment of debt[3]	11.1	2.5	—
Loss on disposition of property, plant and equipment	0.2	0.3	0.2
Loss on disposition of available for sale securities	—	—	0.1
Non-cash defined benefit net periodic benefit cost (income)[4]	3.7	2.8	(23.5)
Non-cash loss on removal of Union VEBA, net[4]	—	446.7	—
Other non-cash changes in assets and liabilities	1.2	0.6	0.6
Changes in operating assets and liabilities:
Trade and other receivables	(26.8)	17.4	(7.0)
Inventories, excluding lower of cost or market write-down[5]	13.1	(7.5)	(0.3)
Prepaid expenses and other current assets[5,6]	(8.0)	0.5	(0.6)
Accounts payable	3.4	(13.6)	20.3
Accrued liabilities[4,6]	26.2	12.8	(6.0)
Annual variable cash contributions to VEBAs[4]	(19.5)	(13.7)	(16.0)
Long-term assets and liabilities, net[4,5,6]	(27.3)	27.3	(7.2)
Net cash provided by operating activities	164.3	158.8	124.1
Cash flows from investing activities[7]:
Capital expenditures	(76.1)	(63.1)	(59.4)
Purchase of available for sale securities	(255.3)	(0.5)	(93.5)
Proceeds from disposition of available for sale securities	55.0	84.0	108.2
Net cash (used in) provided by investing activities	(276.4)	20.4	(44.7)
Cash flows from financing activities[7]:
Repayment of principal and redemption premium of 8.25% Senior Notes[3]	(206.0)	(30.0)	—
Issuance of 5.875% Senior Notes	375.0	—	—
Repayment of Convertible Notes[3]	—	(175.0)	—
Proceeds from cash-settled call options related to settlement of Convertible Notes[3]	—	94.9	—
Payment for conversion premium related to settlement of Convertible Notes[3]	—	(94.9)	—
Cash paid for debt issuance costs	(6.8)	(0.6)	—
Proceeds from stock option exercises	1.2	—	—
Repayment of capital lease	—	—	(0.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	0.8
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.9)	(2.8)	(2.4)
Repurchase of common stock	(33.3)	(49.2)	(44.1)
Cash dividends paid to stockholders	(32.4)	(28.1)	(25.4)
Net cash provided by (used in) financing activities	94.8	(284.4)	(71.2)
Net (decrease) increase in cash and cash equivalents during the period	(17.3)	(105.2)	8.2
Cash and cash equivalents at beginning of period	72.5	177.7	169.5
Cash and cash equivalents at end of period	$55.2	$72.5	$177.7

_____________

1.	See Note 1 for discussion of our adoption of ASU 2015-17.

2.	See Note 5 and Note 8 for discussion of our adoption of ASU 2016-09.

3.	See Note 3 for more information relating to the 8.25% Senior Notes (defined in Note 3) and the Convertible Notes.

4.	See Note 6 for the impact of removing the Union VEBA (defined in Note 6) net assets.

5.	See Note 2 for the impact of reclassifying repair parts to other current and other long-term assets.

6.
Excludes the reclassification of derivatives relating to the Convertible Notes (defined in Note 3) from long-term to current at December 31, 2014 as the amounts had no impact on cash flow - see Note 3 and Note 10.

7.	See Note 13 for supplemental disclosure on non-cash transactions.

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
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: aerospace and high strength ("Aero/HS products"), automotive applications ("Automotive Extrusions"), general engineering ("GE products") and other industrial ("Other products"). Our business is organized into one operating segment, Fabricated Products. See Note 12 for additional information regarding our reportable segment and business unit.
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Intercompany balances and transactions are eliminated.
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
We also grant performance-based awards to executive officers and other key employees. Performance awards granted in 2014 and 2015 are subject to performance conditions pertaining to total shareholder return and are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Performance shares granted in 2016 have performance conditions pertaining to total shareholder return, which are valued as described above, as well as performance conditions pertaining to our cost performance, which are valued based on the stock price at the date of grant. For more information on our stock-based compensation, see Note 8.
The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. For performance shares with performance conditions pertaining to our cost performance, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 8).
Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold, excluding depreciation, amortization and other items.
Advertising Costs. Advertising costs, which are included in Selling, general, administrative, research and development ("SG&A and R&D"), are expensed as incurred. Advertising costs for 2016, 2015 and 2014 were $0.4 million, $1.2 million and $0.6 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2016, 2015 and 2014 were $10.2 million, $9.5 million and $8.9 million, respectively.
Major Maintenance Activities. All major maintenance costs are accounted for using the direct expensing method.
Cash and Cash Equivalents. We consider only those short-term, highly liquid investments which, when purchased, have maturities of 90 days or less to be cash equivalents. Our cash equivalents consist primarily of funds in commercial paper, money market funds and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy with the exception of commercial paper, which is classified within Level 2 of the fair value hierarchy (see Fair Value Measurements below).
Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash (see Note 2). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
Trade Receivables and Allowance for Doubtful Accounts. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 60 days. For the majority of our receivables, we establish an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2016, 2015 and 2014 were immaterial to the consolidated financial statements.
Inventories. Inventories are stated at the lower of cost or market value. On March 31, 2016 and December 31, 2015, we recorded a lower of cost or market inventory write-down of $4.9 million and $2.6 million, respectively, as a result of a decrease in our net realizable value of inventory. The net realizable value reflected commitments as of those dates from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. The net realizable value as of December 31, 2015 also reflected a reduction in the Midwest Price. There were no additional lower of cost or market inventory adjustments during the remainder of 2016.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At December 31, 2016 and December 31, 2015, after inventory write-down adjustments, the stated LIFO value of our inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $8.5 million and $24.1 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at December 31, 2016 and December 31, 2015 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis (see Note 2 for additional detail).
Property, Plant and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $2.9 million, $1.8 million and $2.5 million during 2016, 2015 and 2014, respectively.
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
We recorded impairment charges of $0.2 million, $0.1 million and $1.5 million in 2016, 2015, and 2014, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating charges, net in the Statements of Consolidated Income (Loss) and are included in the Fabricated Products segment.
We concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities during the years ended December 31, 2016 and December 31, 2015.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets' carrying amount and the fair value less costs to sell.
Available for Sale Securities. We account for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see Note 10), with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss) as a component of Stockholders' equity. Realized gains and losses from the sale of marketable debt securities, if any, are determined on a specific identification basis. Debt investment securities with an original maturity of 90 days or less are classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days are presented as Short-term investments on the Consolidated Balance Sheets. In addition to debt investment securities, we also hold assets in various investment funds managed by a third-party trust in connection with our deferred compensation program (see Note 6).
Debt Issuance Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2 and Note 3). See New Accounting Pronouncements section below for changes in our balance sheet classification of debt issuance costs at December 31, 2016 and December 31, 2015.
Goodwill and Intangible Assets. Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for a discussion of the non-cash impairment charge taken on one of our customer relationship intangible assets during 2016. We concluded there was no impairment of the carrying value of goodwill at December 31, 2016 or December 31, 2015 (see Note 4).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conditional Asset Retirement Obligations ("CAROs"). We have CAROs at several of our Fabricated Products facilities. Our CAROs can be separated into two primary categories: (i) legal obligations related to the removal and disposal of asbestos and (ii) asset retirement obligations related to future lease terminations. The majority of our CAROs relate to the first category and consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. We estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discount the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, we use probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in our consolidated financial statements (see Note 9).
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $26.8 million and $23.5 million at December 31, 2016 and December 31, 2015, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 2.00% at December 31, 2016 and 1.75% at December 31, 2015. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.6 million and $3.2 million at December 31, 2016 and December 31, 2015, respectively.
Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 9). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income (Loss). Environmental expense relating to non-operating locations is included in SG&A and R&D in the Statements of Consolidated Income (Loss).
Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate our exposure to changes in the market price of aluminum, alloying metals and energy and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. From time to time, we also enter into hedging arrangements in connection with financing transactions to mitigate financial risks.
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
We recognize derivative instruments as assets or liabilities in our Consolidated Balance Sheets and measure these instruments at fair value by "marking-to-market" all of our hedging positions at each period's end (see Note 10). Because we do not meet the documentation requirements for hedge (deferral) accounting related to aluminum and energy derivatives, unrealized and realized gains and losses associated with these hedges are reflected as a reduction or increase, respectively, in: (i) Unrealized (gain) loss on derivative instruments and (ii) Cost of products sold, excluding depreciation and amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other (expense) income (see Note 14).
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income (loss) as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Additionally, we enter into forward swap contracts ("Alloy Hedges") to limit our

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic (i.e. cash exposure) to future price increases of alloying metals, such as zinc and/or copper, used as raw materials in our fabrication operations. These Alloy Hedges are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income (Loss) during the month of settlement to Cost of products sold. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities. We report the effective portion of our cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
Fair Value Measurements. We apply the provisions of Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and plan assets invested by certain of our employee benefit plans (see Note 6 and Note 10).
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
Financial assets and liabilities that we measure at fair value as required by GAAP include: (i) our derivative instruments; (ii) the plan assets of the Salaried VEBA (defined in Note 6) and our Canadian defined benefit pension plan measured annually at December 31; and (iii) available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 6). We record our remaining financial assets and liabilities at carrying value.
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
Foreign Currency. Certain of our foreign subsidiaries use the local currency as their functional currency; the assets and liabilities of these foreign subsidiaries are translated at exchange rates in effect at the balance sheet date; and our statement of income (loss) is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other (expense) income.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net income (loss) per share was calculated under the treasury stock method for 2016, 2015 and 2014, which in all years was more dilutive than the two-class method (see Note 11).
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, ASU 2014-09 was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 was subsequently amended by four additional pronouncements: (i) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; (ii) ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; (iii) ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and (iv) ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. We expect to adopt ASU 2014-09, including its subsequent amendments discussed above, using the modified retrospective transition approach for the fiscal year ending December 31, 2018. Based on our initial assessment, we have concluded that revenue from certain contracts will continue to be recognized at a point in time, while revenue from other contracts, primarily for our aerospace/high strength and automotive end market applications, will be required to be recognized over time. We are currently assessing the impact that over-time recognition will have on our consolidated financial statements.
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
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 becomes effective for us in the first quarter of 2019. We are currently assessing the impact and expect the adoption of this ASU in 2019 to have a material impact on our consolidated financial statements.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), was issued in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the accounting for forfeitures is also changing. We early adopted ASU 2016-09 during the first quarter of 2016. See Note 5 and Note 8 for a discussion on the impact of our adoption of ASU 2016-09.
We do not anticipate any material impact on our consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016 and 2017: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (iii) ASU No. 2016-15,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; (iv) ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash; and (v) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
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
2. Supplemental Balance Sheet Information

	December 31, 2016	December 31, 2015
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$37.9	$40.3
Commercial paper	17.3	32.2
Total	$55.2	$72.5

Trade Receivables – Net
Billed trade receivables	$138.2	$116.8
Unbilled trade receivables	0.3	0.7
Trade receivables, gross	138.5	117.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables – net	$137.7	$116.7

Inventories
Finished products	$73.8	$79.5
Work-in-process	71.7	63.6
Raw materials	51.1	53.4
Operating supplies[1]	5.0	23.1
Total	$201.6	$219.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015
	(In millions of dollars)
Prepaid Expenses and Other Current Assets
Current replacement parts[1]	$7.6	$—
Current derivative assets – Note 10	5.0	1.5
Current deferred tax assets – Note 1	—	49.6
Prepaid insurance	1.9	1.9
Short-term restricted cash	0.3	0.3
Other	3.7	3.4
Total	$18.5	$56.7

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	88.6	71.8
Machinery and equipment	615.1	549.0
Construction in progress	34.8	48.5
Property, plant and equipment – gross	761.2	692.0
Accumulated depreciation	(230.6)	(196.9)
Assets held for sale	0.3	0.3
Property, plant and equipment – net	$530.9	$495.4

Other Assets
Restricted cash	$12.2	$10.9
Long-term replacement parts[1]	11.2	—
Debt issuance costs on Revolving Credit Facility	1.0	1.3
Deferred compensation plan assets	8.2	7.3
Derivative assets – Note 10	0.8	0.1
Total	$33.4	$19.6

Other Accrued Liabilities
Current derivative liabilities – Note 10	$0.8	$14.1
Uncleared cash disbursements	5.8	8.0
Accrued income taxes and other taxes payable	4.3	3.1
Accrued annual contribution to VEBAs – Note 6	20.0	19.6
Short-term environmental accrual – Note 9	1.4	1.6
Accrued interest	2.9	1.5
Short-term deferred revenue	0.2	1.2
Other	4.5	3.6
Total	$39.9	$52.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015
	(In millions of dollars)
Long-Term Liabilities
Derivative liabilities – Note 10	$1.0	$2.1
Income tax liabilities	0.9	0.7
Workers’ compensation accruals	25.0	21.7
Long-term environmental accrual – Note 9	15.8	17.0
Long-term asset retirement obligations	5.3	4.8
Long-term deferred revenue – Note 1	0.1	0.3
Deferred compensation liability	8.2	7.7
Long-term capital leases	0.2	0.1
Long-term portion of contingent contribution to Union VEBA – Note 6	12.8	29.9
Other long-term liabilities	3.9	3.2
Total	$73.2	$87.5
____________

1.
As replacement parts have become more significant due to our recent major investments in machinery and equipment, we have reclassified a portion of other inventories as of December 31, 2016 to other current and other long-term assets based on expected utilization of the replacement parts.

3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of December 31, 2016 was $6.3 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $14.5 million for the year ended December 31, 2016. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs.
All outstanding 5.875% Senior Notes are registered and freely transferable. The fair value of the outstanding 5.875% Senior Notes, which are Level 1 liabilities, was calculated based on broker quotes and was approximately $390.8 million at December 31, 2016.
The 5.875% Senior Notes are unsecured obligations and are guaranteed by certain of our domestic subsidiaries that own virtually all of our operating assets and through which we conduct the vast majority of our business. See Note 16 for condensed guarantor and non-guarantor financial information.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of the 5.875% Senior Notes have the right to require us to repurchase the 5.875% Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following the occurrence of both: (i) a change of control and (ii) a ratings decline by one or both of the two major rating agencies within 60 days after the earlier of a change of control or the public notice of an upcoming change of control. A change of control includes: (i) certain ownership changes; (ii) certain recapitalizations, mergers and dispositions; (iii) certain changes in the composition of our Board of Directors; and (iv) stockholder approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the 5.875% Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the proceeds of certain asset sales.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"). During 2015, we repurchased $27.2 million aggregate principal amount of our 8.25% Senior Notes for 107.5% of the principal amount plus $0.8 million of accrued interest for a total net cash outflow of $30.0 million and a loss of $2.5 million recognized within Other (expense) income, net on our Statements of Consolidated Income (Loss). On June 1, 2016, we redeemed in full the remaining $197.8 million principal balance of our 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Upon the redemption of the 8.25% Senior Notes, our cash outflow for principal, redemption premium and accrued interest totaled $214.2 million. The $8.2 million redemption premium and $2.9 million write-off of unamortized debt issuance costs were included in Other expense, net on our Statements of Consolidated Income (Loss) (see Note 14 for details). The effective interest rate of the 8.25% Senior Notes was approximately 8.6% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $7.1 million, $18.8 million, and $19.4 million for 2016, 2015, and 2014, respectively. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
The fair value of the outstanding 8.25% Senior Notes, which are Level 1 liabilities, was calculated based on broker quotes and was approximately $207.3 million at December 31, 2015.
Cash Convertible Senior Notes
On April 1, 2015, we settled our 4.5% unsecured cash convertible senior notes ("Convertible Notes"). The net cash outflow was $178.9 million, reflecting principal of $175.0 million and the final coupon payment of $3.9 million. We also paid a conversion premium ("Bifurcated Conversion Feature") of $94.9 million to holders of the Convertible Notes, which was completely offset by settlement proceeds of a hedge that we entered into ("Option Assets") in connection with the issuance of our Convertible Notes.
The effective interest rate for the term of the Convertible Notes was approximately 11%, taking into account the amortization of the original issuance discount and debt issuance costs. The following table provides additional information regarding the Convertible Notes (in millions of dollars):

	Year Ended December 31,
	2015	2014
Contractual coupon interest	$2.0	$7.9
Amortization of discount	2.4	9.1
Amortization of debt issuance costs	0.3	1.1
Total interest expense[1]	$4.7	$18.1
_______________

1.	A portion of the interest relating to the Convertible Notes was capitalized as construction in progress.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 1, 2020. Joining the Company as borrowers ("Co-Borrowers") are four of our wholly-owned domestic operating subsidiaries: Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC.
The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Co-Borrowers, as well as certain machinery and equipment. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 million and a borrowing base comprised of: (i) 85% of eligible accounts receivable; (ii) the lesser of (a) 75% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent; and (iii) certain eligible machinery and equipment supporting up to $60.0 million of borrowing availability, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $20.0 million of availability under the Revolving Credit Facility may be utilized for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The funding commitment of the Revolving Credit Facility may be increased up to $400.0 million, subject to certain conditions and the agreement of lenders thereunder.
We had $283.0 million of borrowing availability under the Revolving Credit Facility at December 31, 2016, based on the borrowing base determination then in effect. At December 31, 2016, there were no borrowings under the Revolving Credit Facility and $7.7 million was used to support outstanding letters of credit, leaving $275.3 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.00% at December 31, 2016.
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
4. Goodwill and Intangible Assets
Goodwill. We had goodwill of $37.2 million at both December 31, 2016 and December 31, 2015. Such goodwill is related to our acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment. During our annual goodwill impairment test in the quarter ending December 31, 2016, we performed a quantitative impairment test and determined that no impairment of our goodwill was required.
Intangible Assets. In 2016 and 2015, our identifiable intangible assets were related to customer relationships. The original cost of these customer relationships was $38.5 million and accumulated amortization and net book value were $9.5 million and $26.4 million, respectively, at December 31, 2016, and $8.0 million and $30.5 million, respectively, at December 31, 2015.
The end of a customer relationship during the quarter ended September 30, 2016 triggered an evaluation of one of our customer relationship intangible assets. The evaluation indicated that the carrying value of this customer relationship intangible asset exceeded its estimated fair value as determined by future discounted cash flows. As such, we recorded a non-cash impairment charge of $2.6 million during the quarter ended September 30, 2016 within Other operating charges, net.
Other than the impairment discussed above, we identified no other indicators of impairment associated with the remainder of our intangible assets during the year ended December 31, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $1.5 million for 2016 and $1.6 million for both 2015 and 2014. The expected amortization of intangible assets for each of the next five calendar years is $1.4 million and $19.4 million for years thereafter.
5. Income Tax Matters
Tax (Provision) Benefit. Income (loss) before income taxes by geographic area was as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Domestic	$143.6	$(373.6)	$102.1
Foreign	3.6	1.8	5.0
Income (loss) before income taxes	$147.2	$(371.8)	$107.1
Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
Income tax (provision) benefit consisted of (in millions of dollars):

	Federal	Foreign	State	Total
2016
Current	$2.7	$0.6	$(1.5)	$1.8
Deferred	(47.8)	(1.2)	(4.7)	(53.7)
Expense applied to increase Additional paid in capital/ Other comprehensive income	(3.2)	(0.1)	(0.3)	(3.6)
Income tax provision	$(48.3)	$(0.7)	$(6.5)	$(55.5)
2015
Current	$0.7	$2.1	$0.4	$3.2
Deferred	93.2	(1.2)	1.8	93.8
Benefit applied to decrease Additional paid in capital/ Other comprehensive income	33.5	0.4	4.3	38.2
Income tax benefit	$127.4	$1.3	$6.5	$135.2
2014
Current	$(1.0)	$1.0	$(0.6)	$(0.6)
Deferred	6.4	0.3	5.1	11.8
Expense applied to increase Additional paid in capital/Other comprehensive income	(41.6)	(0.5)	(4.4)	(46.5)
Income tax (provision) benefit	$(36.2)	$0.8	$0.1	$(35.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the (provision for) benefit from income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Amount of federal income tax (provision) benefit based on the statutory rate	$(51.5)	$130.1	$(37.5)
(Increase) decrease in federal valuation allowances	(0.3)	(0.6)	—
Non-deductible compensation expense	0.3	(0.2)	(0.1)
Non-deductible expense	(0.3)	(0.3)	(0.3)
State income tax (provision) benefit, net of federal benefit [1]	(4.2)	4.2	—
Foreign income tax benefit	0.5	0.1	0.3
Expiration of statute of limitations	—	1.7	2.3
Advance pricing agreement	—	(0.2)	—
Competent Authority settlement	—	0.4	—
Income tax (provision) benefit	$(55.5)	$135.2	$(35.3)
___________________________

1.
State income taxes were $4.1 million in 2016, but were offset by a $0.2 million decrease due to lower tax rates in various states and a $0.3 million increase in the valuation allowance relating to certain state net operating losses. The state income tax benefit was $10.3 million in 2015, but was offset by a $3.1 million increase due to state tax rate and state law changes enacted during the current year and a $3.0 million increase relating to the expiration of certain current and future state net operating losses. State income taxes were $2.3 million in 2014, but were offset by a $1.6 million decrease due to lower tax rates in various states and a $0.7 million decrease in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our net deferred income tax assets were as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015
Deferred income tax assets:
Loss and credit carryforwards	$191.8	$255.7
VEBAs (see Note 6)	23.2	25.9
Other assets	39.8	38.7
Valuation allowances	(15.7)	(21.2)
Total deferred income tax assets	239.1	299.1
Deferred income tax liabilities:
Property, plant and equipment	(82.7)	(79.6)
Inventories	—	(9.4)
Total deferred income tax liabilities	(82.7)	(89.0)
Net deferred income tax assets [1]	$156.4	$210.1
__________________________

1.
Of the total net deferred income tax assets of $156.4 million, $159.7 million was presented as Deferred tax assets, net and $3.3 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2016. Of the total net deferred income tax assets of $210.1 million, $49.6 million was included in Prepaid expenses and other current assets and $162.6 million was presented as Deferred tax assets, net and $2.1 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Attributes. At December 31, 2016, we had $414.1 million of net operating loss ("NOL") carryforwards available to reduce future cash payments for income taxes in the United States. The NOL carryforwards expire periodically through 2030. We also had $26.8 million of alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The (decrease) increase in the valuation allowance was $(5.5) million, $2.0 million and $(0.7) million in 2016, 2015 and 2014, respectively.
The decrease in the valuation allowance for 2016 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The increase in the valuation allowance in 2015 was primarily due to unutilized state NOL carryforwards and Federal Separate Return Limitation Year losses that were expected to expire. The decrease in the valuation allowance for 2014 was primarily due to the projected utilization of state NOL carryforwards.
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
We have gross unrecognized benefits relating to uncertain tax positions. A reconciliation of changes in the gross unrecognized tax benefits is as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at beginning of period	$1.7	$2.2	$3.8
Gross increases for tax positions of prior years	0.1	0.1	—
Gross decrease for tax positions relating to lapse of a statute of limitation	—	(0.6)	(1.4)
Foreign currency translation	—	—	(0.2)
Gross unrecognized tax benefits at end of period	$1.8	$1.7	$2.2
If and when the $1.8 million, $1.7 million and $2.2 million of gross unrecognized tax benefits at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, are recognized, $0.7 million, $0.6 million and $1.1 million will be reflected, respectively, in our income tax provision and thus affect the effective tax rate in future periods.
The change during 2016 was primarily due to a change in tax positions. The change in gross unrecognized tax benefits during 2015 was primarily due to the expiration of statutes. The change during 2014 was due to the expiration of statutes and foreign currency fluctuations.
In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.2 million accrued for interest and penalties at both December 31, 2016 and December 31, 2015. Of these amounts, none were recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015. There was no change to interest and penalty in 2016. We recognized a $1.2 million and $0.9 million change to interest and penalty in our tax provision in 2015 and 2014, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, we incurred a foreign currency translation adjustment in 2015 and 2014. During 2015 and 2014, the foreign currency impact on such liabilities resulted in currency translation adjustments of $0.1 million and $0.3 million, respectively, which increased Other comprehensive income.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have recorded a cumulative-effect adjustment of $0.7 million through Retained earnings and Deferred tax assets - net during the first quarter of 2016 to record excess tax benefits not previously recognized.
Tax Asset Protection Rights Agreement. On April 7, 2016, our Board of Directors adopted a tax asset protection rights plan ("Tax Asset Rights Plan") designed to preserve our ability to utilize our NOL carryforwards and other significant tax attributes (collectively, "Tax Benefits") to offset future taxable income in the United States, and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of our common stock. Our stockholders ratified the Tax Asset Rights Plan at our 2016 Annual Meeting of Stockholders on May 26, 2016.
In general, the Tax Asset Rights Plan imposes a significant penalty upon any person or group that acquires beneficial ownership (defined generally as direct or constructive ownership as determined under Section 382 of the Code) of 4.99% or more of our outstanding common stock without the approval of our Board of Directors. Any Rights held by a person or group that acquires a percentage of common stock in excess of that threshold ("Acquiring Person") are void and may not be exercised.
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
The Rights will expire on the earliest of: (i) April 7, 2019 or such earlier date as of which our Board of Directors determines that the Tax Assets Rights Plan is no longer necessary for the preservation of our Tax Benefits; (ii) the time at which the Rights are redeemed; (iii) the time at which the Rights are exchanged; (iv) the effective time of the repeal of Section 382 of the Internal Revenue Code of 1986 ("Code") if the Board determines that the Tax Assets Rights Plan is no longer necessary for the preservation of our Tax Benefits; and (v) the first day of a taxable year to which our Board of Directors determines that no Tax Benefits may be carried forward.
Successor Transfer Restrictions. In addition to ratifying our Tax Asset Rights Plan, at our 2016 Annual Meeting of Stockholders, our stockholders approved an amendment to our certificate of incorporation to implement stock transfer restrictions designed to preserve our ability to fully utilize our Tax Benefits ("Successor Transfer Restrictions") to replace

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similar restrictions that were scheduled to expire in July 2016. In general terms, absent a waiver by our Board of Directors, the Successor Transfer Restrictions restrict the transfer of our equity securities if, as a result of the transfer, either any person would become the owner of 4.99% or more of our stock as determined under Section 382 of the Code ("5% Stockholder") or the percentage stock ownership of any 5% Stockholder would be increased. Any transfer that violates the Successor Transfer Restrictions is void and will be unwound as provided in our certificate of incorporation.
The Successor Transfer Restrictions expire on the earliest of: (i) May 26, 2019; (ii) the effective date of the repeal of Section 382 of the Code if our Board of Directors determines that the Successor Transfer Restrictions are no longer necessary for the preservation of our Tax Benefits; and (iii) the first day of a taxable year to which our Board of Directors determines that no Tax Benefits may be carried forward.
6. Employee Benefits
Employee Plans. Employee benefit plans include:

•
A defined contribution 401(k) savings plan for hourly bargaining unit employees at nine of our production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, we are required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, we are required to match certain employee contributions. For active bargaining unit employees at three of these production facilities, we are required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at two remaining production facilities, we are not required to make any contributions. Fixed rate contributions either: (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age, or (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004 or is a fixed 2% annual contribution for employees hired on or after January 1, 2004. We contributed a total of $1.8 million and $1.9 million to such plan during 2016 and 2015, respectively.

•
A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service to employees hired prior to January 1, 2004. All new hires on or after January 1, 2004 receive a fixed 2% contribution annually. We contributed a total of $7.2 million and $6.7 million to such plan during 2016 and 2015, respectively.

•
A defined benefit plan for salaried employees at our London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2016, approximately 63% of the plan assets were invested in equity securities and 32% of plan assets were invested in fixed income securities. The remaining plan assets were invested in short-term securities. Our investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 65% in equity securities, 30% in fixed income securities and the remaining assets in short-term securities. The plan assets of our Canadian pension plan are managed by advisors selected by us, with the investment portfolio subject to periodic review and evaluation by our investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.

•
A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Code. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of our general creditors and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included in Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included in Long-term liabilities on the Consolidated Balance Sheets (see Note 2).

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
VEBA Postretirement Obligations. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents ("Union VEBA") or a VEBA that provides healthcare related benefits for certain other eligible retirees and their surviving spouse and eligible dependents ("Salaried VEBA" and, together with the Union VEBA, "VEBAs"). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees, two of which are appointed by us and two of which are appointed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"). The Salaried VEBA is managed by trustees who are independent of us. The assets of each of the VEBAs are managed by independent fiduciaries appointed by that VEBA's trustees and are not under our control.
Our primary financial obligation to the VEBAs is to make an annual variable cash contribution. The formula determining the annual variable contribution amount is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow (as defined) in excess of $20.0 million. Such variable cash contribution to the VEBAs is limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million and may not exceed $20.0 million annually. The payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. The variable cash contribution obligation to the Union VEBA expires in September 2017, while the obligation to the Salaried VEBA has no express termination date. As of December 31, 2016, we determined that the variable contribution for 2016 was $20.0 million (comprised of $17.1 million to the Union VEBA and $2.9 million to the Salaried VEBA), and recorded such amount within Other accrued liabilities (see Note 2). These obligations will be paid during the first quarter of 2017. The variable contribution relating to 2015 in the amount of $19.5 million was paid in 2016. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
In the quarter ended March 31, 2015, after determining that our obligation to make annual variable contributions to the Union VEBA would expire as of September 2017, we terminated defined benefit plan accounting for the Union VEBA. This resulted in a non-cash loss of $307.8 million, net of a $184.4 million tax benefit, as we removed the Union VEBA net assets and related deferred tax liabilities from our Consolidated Balance Sheet and accrued amounts estimated to be paid through the expiration of our obligation. The final cash contribution to the Union VEBA to be made in the first quarter of 2018 with respect to the first nine months of 2017, which we currently estimate at $12.8 million but which remains subject to change, was recorded within Long-term liabilities as of December 31, 2016 (see Note 2). We review the estimated liability quarterly and reflect any changes in our Operating income (loss).
Key Assumptions. The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to our Canadian pension plan and the VEBAs. We use a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of the periods presented were as follows:

	Canadian Pension Plan		Salaried VEBA
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Discount rate	3.80%	4.10%	3.60%	3.90%
Rate of compensation increase	3.00%	3.00%	—	—

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions made in computing the net obligation of the Salaried VEBA and in total include:
With respect to Salaried VEBA assets:

•	Based on the information received from the Salaried VEBA at December 31, 2016 and at December 31, 2015, the Salaried VEBA assets were invested in various managed proprietary funds.

•	Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at December 31 for actuarial purposes.
With respect to Salaried VEBA obligations:

•	The accumulated postretirement benefit obligation ("APBO") for the Salaried VEBA was computed based on the level of benefits being provided by it at December 31, 2016 and December 31, 2015.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2016 and December 31, 2015, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Canadian Pension Plan			VEBAs
	2016	2015	2014	2016	2015	2014
				Salaried VEBA	Salaried VEBA	Salaried VEBA	Union VEBA
Discount rate	4.10%	4.00%	4.90%	3.90%	3.60%	4.20%	4.70%
Expected long-term return on plan assets[1]	4.45%	5.10%	4.75%	7.75%	7.75%	7.75%	6.75%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—	—
Initial medical trend rate	—	—	—	—	—	—	7.50%
Ultimate medical trend rate	—	—	—	—	—	—	5.00%
_____________________

1.	The expected long-term rate of return assumption is based on the targeted investment portfolios provided to us by the trustee of the applicable VEBA.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our Canadian pension and the VEBAs as of December 31, 2016 and December 31, 2015 and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Canadian Pension Plan		VEBAs
	2016	2015	2016	2015
Change in benefit obligation:
Obligation at beginning of year	$6.1	$7.0	$77.9	$470.9
Removal of Union VEBA	—	—	—	(391.5)
Foreign currency translation adjustment	0.2	(1.0)	—	—
Service cost	0.3	0.2	—	—
Interest cost	0.3	0.2	2.9	2.7
Prior service cost[1]	—	—	8.4	13.2
Actuarial loss (gain)[2]	0.3	(0.1)	4.1	(11.2)
Benefits paid by Company	(0.2)	(0.2)	—	—
Benefits paid by VEBAs	—	—	(6.5)	(6.2)
Obligation at end of year[3]	7.0	6.1	86.8	77.9

Change in plan assets:
Fair market value of plan assets at beginning of year	5.7	6.3	58.9	793.8
Removal of Union VEBA[4]	—	—	—	(778.3)
Foreign currency translation adjustment	0.2	(1.0)	—	—
Actual return on assets	0.1	0.3	2.9	0.1
Employer/Company contributions[4,5]	0.3	0.3	2.9	49.5
Benefits paid by Company	(0.2)	(0.2)	—	—
Benefits paid by VEBAs	—	—	(6.5)	(6.2)
Fair market value of plan assets at end of year	6.1	5.7	58.2	58.9
Net funded status[6]	$(0.9)	$(0.4)	$(28.6)	$(19.0)
_____________________________

1.
The prior service cost relating to the Salaried VEBA in both 2016 and 2015 resulted from increases in the annual healthcare reimbursement benefit starting in 2017 and 2016, respectively, for plan participants.

2.
The actuarial loss relating to the Salaried VEBA in 2016 was comprised of: (i) a $2.3 million loss due to changes in census information; (ii) a $2.2 million loss due to a reduction in the discount rate; offset by (iii) a $0.4 million gain due to a change in the projected utilization rate.

The actuarial gain relating to the Salaried VEBA in 2015 was comprised of: (i) a $5.5 million gain due to projected lower benefit utilization; (ii) a $2.0 million gain due to an increase in the discount rate; and (iii) a $3.7 million gain due to updated actuarial mortality rates.

3.	For the Canadian pension plan, the benefit obligation is the projected benefit obligation. For the Salaried VEBA, the benefit obligation is the accumulated postretirement benefit obligation.

4.
Removal of Union VEBA and Employer/Company contributions in 2015 each included $46.7 million of accrued variable cash contribution, of which: (i) $16.8 million related to the Union VEBA accrual for the variable contributions for 2015, of which $16.7 million was paid in the first quarter of 2016; (ii) $17.1 million, reported within Other accrued liabilities as of December 31, 2016, related to the Union VEBA accrual for the variable contributions for 2016 (all of which will be paid in 2017); and (iii) $12.8 million, reported within Long-term liabilities as of December 31, 2016, related to the Union VEBA accrual for the variable contributions for 2017 (to be paid in 2018).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
In addition to the $46.7 million discussed above, Employer/Company contributions included $2.8 million of accrued variable cash contribution related to the Salaried VEBA for the 2015 year, which was paid during the first quarter of 2016.

6.
Net funded status of $28.6 million and $19.0 million relating to the Salaried VEBA at December 31, 2016 and December 31, 2015, respectively, was presented as Net liabilities of Salaried VEBA on the Consolidated Balance Sheet.

The accumulated benefit obligation for the Canadian defined benefit pension plan was $6.4 million and $5.4 million at December 31, 2016 and December 31, 2015, respectively. We expect to contribute $0.4 million to the Canadian pension plan in 2017.
As of December 31, 2016, the net benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions of dollars):

	Benefit Payments Due by Period
	2017	2018	2019	2020	2021	2022-2026
Canadian pension plan benefit payments	$0.2	$0.3	$0.3	$0.3	$0.3	$1.5
Salaried VEBA benefit payments[1]	7.0	7.0	6.9	6.8	6.7	30.4
Total net benefits	$7.2	$7.3	$7.2	$7.1	$7.0	$31.9
__________________________________

1.	Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA.
The amount of loss included in the Consolidated Balance Sheets (within Accumulated other comprehensive loss) associated with our Canadian defined benefit pension plan and the VEBAs (before tax) that had not yet been reflected in net periodic benefit cost (income) was as follows at December 31 (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA
	2016	2015	2016	2015
Accumulated net actuarial loss	$(1.5)	$(1.0)	$(18.3)	$(13.6)
Transition assets	0.1	0.1	—	—
Prior service cost	—	—	(40.2)	(35.9)
Cumulative loss reflected in Accumulated other comprehensive loss	$(1.4)	$(0.9)	$(58.5)	$(49.5)
The amount in Accumulated other comprehensive loss that has not yet been recognized as a component of net periodic postretirement benefit cost (income) at December 31, 2016 that is expected to be recognized in 2017 for the Canadian pension plan was nominal at December 31, 2016. For the Salaried VEBA, such amounts were $4.5 million at December 31, 2016. Of the $4.5 million relating to the Salaried VEBA, $4.0 million is related to amortization of prior service cost and $0.5 million is related to amortization of net actuarial loss. See the Statement of Comprehensive Income (Loss) for reclassification adjustments of other comprehensive income (loss) that were recognized as components of net periodic benefit cost (income) for 2016, 2015 and 2014.
Fair Value of Plan Assets. The plan assets of our Canadian pension plan and the Salaried VEBA are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. Valuation of certain Canadian pension plan and Salaried VEBA assets are based on the net asset value ("NAV") of shares held by the plans at year-end using the NAV practical expedient.
With respect to the Salaried VEBA, the investment advisors providing the valuations are engaged by the Salaried VEBA trustees. Certain Salaried VEBA plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other Salaried VEBA invested plan assets is based on significant observable inputs (e.g., valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.
In addition to the Canadian pension plan and Salaried VEBA, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program. Such assets are accounted for as available for sale securities within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices (see Note 1).
The following table presents the fair value of plan assets, classified under the appropriate level of the fair value hierarchy, as of each period presented (in millions of dollars):

	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Fixed income investment funds in registered investment companies[1]	$—	$17.9	$—	$17.9
Cash and money market investments[2]	3.3	—	—	3.3
Diversified investment funds in registered investment companies[3]	12.8	—	—	12.8
Total Salaried VEBA assets in the fair value hierarchy	$16.1	$17.9	$—	$34.0
Deferred compensation program – Diversified investment funds in registered investment companies[3]	—	8.2	—	8.2
Total plan assets in the fair value hierarchy	$16.1	$26.1	$—	$42.2

Plan Assets Measured at NAV [4]:
Salaried VEBA – Equity investment funds in registered investment companies[5]				21.3
Canadian pension plan – Diversified investment funds in registered investment companies[3]				6.1
Total plan assets at fair value				$69.6

As of December 31, 2015:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Fixed income investment funds in registered investment companies[1]	$—	$15.7	$—	$15.7
Cash and money market investments[2]	1.9	—	—	1.9
Diversified investment funds in registered investment companies[3]	14.7	—	—	14.7
Total Salaried VEBA assets in the fair value hierarchy	$16.6	$15.7	$—	$32.3
Deferred compensation program – Diversified investment funds in registered investment companies[3]	—	7.3	—	7.3
Total plan assets in the fair value hierarchy	$16.6	$23.0	$—	$39.6

Plan Assets Measured at NAV [4]:
Salaried VEBA – Equity investment funds in registered investment companies[5]				23.8
Canadian pension plan – Diversified investment funds in registered investment companies[3]				5.7
Total plan assets at fair value				$69.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	This category represents cash and investments in various money market funds.

3.
The plan assets are invested in investment funds that hold a diversified portfolio of: (i) U.S and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.

4.
The market value of these funds has not been categorized in the fair value hierarchy and is being presented in the table above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheets. Equity investment funds measured at fair value using the NAV practical expedient are managed by an investment adviser registered with the SEC under the Investment Advisers Act of 1940 and can be redeemed with five business days notice on the 15th (or last business day prior to the 15th) and on the last business day of each month. A business day is every day that the New York Stock Exchange is open. Diversified investment funds measured at fair value using the NAV practical expedient are unitized mutual funds without externally published net asset values, which can be redeemed daily without restriction.

5.
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

	Canadian Pension Plan			VEBAs
	2016	2015	2014	2016	2015	2014
Service cost[1]	$0.3	$0.3	$0.2	$—	$—	$2.2
Interest cost	0.3	0.3	0.3	2.9	2.7	16.7
Expected return on plan assets	(0.3)	(0.3)	(0.3)	(4.1)	(4.3)	(51.4)
Amortization of prior service cost[2]	—	—	—	4.1	3.0	10.6
Amortization of net actuarial loss (gain)	—	0.1	0.1	0.5	1.0	(1.8)
Net periodic benefit cost (income)	$0.3	$0.4	$0.3	$3.4	$2.4	$(23.7)
__________________________

1.	The service cost related to the Salaried VEBA was insignificant for all periods presented.

2.	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the total charges (income) related to all benefit plans for the periods presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Included within Fabricated Products:
Canadian pension plan	$0.3	$0.4	$0.3
Deferred compensation plan	0.2	0.1	0.2
Defined contribution plans	8.1	7.8	7.3
Multiemployer pension plans[1]	4.7	4.4	4.0
Total Fabricated Products[2]	$13.3	$12.7	$11.8

Included within All Other:
Net periodic postretirement benefit cost (income) relating to VEBAs	3.4	2.4	(23.7)
(Gain) loss on removal of Union VEBA net assets	(0.1)	493.4	—
Deferred compensation plan	0.7	0.3	0.7
Defined contribution plans	0.8	0.8	0.8
Total All Other[3]	$4.8	$496.9	$(22.2)

Total	$18.1	$509.6	$(10.4)
___________________________

1.	See Note 7 for more information on our multiemployer defined benefit pension plans.

2.
Substantially all of the Fabricated Products segment’s charges related to employee benefits were in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in SG&A and R&D.

3.
Charges (income) related to VEBAs is included within the Statements of Consolidated Income (Loss) as Net periodic postretirement benefit cost (income) relating to VEBAs with the remaining balance in SG&A and R&D.

7. Multiemployer Pension Plans
Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2016, approximately 53% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $3.0 million to $5.0 million per year through 2017.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our participation in multiemployer pension plans for the year ended December 31, 2016 is outlined in the table below:

Pension Fund	Employer Identification Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented in 2016[2]	Contributions of the Company			Surcharge Imposed in 2016	Expiration Date of Collective-Bargaining Agreements
					2016	2015	2014
		2016	2015		(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	236648508	Green	Green	No	$3.7	$3.5	$3.1	No	Mar 2017	-	Sep 2020
Other Funds[4]					1.0	0.9	0.9
					$4.7	$4.4	$4.0
________________

1.
The most recent Pension Protection Act zone status available in 2016 and 2015 for the Steelworkers Pension Trust is for the plan's year-end at December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded.

2.
The "FIP/RP Status Pending/Implemented" column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

3.
We are party to three USW collective bargaining agreements that require contributions to the Steelworkers Pension Trust. As of December 31, 2016, USW collective bargaining agreements covering employees at the Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities covered 85% of our USW-represented employees and expire in September 2020. Our monthly contributions per hour worked by each bargaining unit employee at the Newark and Trentwood facilities are (in whole dollars) $1.50 and will increase to $1.75 in 2019. The union contracts covering employees at the Richmond, Virginia facility and Florence, Alabama facility cover 11% and 4% of our USW-represented employees, respectively, and expire in November 2017 and March 2017, respectively.

4.	Other Funds consists of plans that are not individually significant.
We were not listed in any of the plans' Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2016, Forms 5500 were not available for the plan years ending in 2016. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
8. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the economic value added ("EVA") of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of December 31, 2016, we had a liability of $24.4 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2016 STI Plans.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2016, our stockholders approved the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"), which replaced and succeeded in its entirety the 2006 Plan. No grants will be made under the 2006 Plan on or after May 26, 2016, but outstanding awards granted under the 2006 Plan will continue unaffected.
Effective May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company and certain persons who provide services to us that are equivalent to those typically provided by an employee, are eligible to participate in the 2016 Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2016 Plan, the number of shares of common stock available for awards is limited to 1,045,000 shares, minus, (i) one share for every one share subject to an award granted under the 2006 Plan between December 31, 2015 and the effective date of the 2016 Plan, plus (ii) any shares of our common stock that become available under the 2016 Plan as a result of forfeiture, cancellation, expiration, or cash settlement of awards. At December 31, 2016, 922,995 shares were available for awards under the 2016 Plan.
Non-vested Common Shares and Restricted Stock Units. We grant non-vested common shares to our non-employee directors and non-vested common shares and restricted stock units to our executive officers and other key employees. The restricted stock units have rights similar to the rights of non-vested common shares and each restricted stock unit that becomes vested entitles the recipient to receive one common share. For both non-vested common shares and restricted stock units, the service period is generally one year for non-employee directors and three years for executive officers and other key employees.
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
During the first quarter of 2016, a portion of the performance shares granted in 2013 ("EVA-Based Performance Shares") under the 2013-2015 LTI Program vested (see "Summary of Activity" below). The EVA-Based Performance Shares were subject to performance conditions pertaining to our EVA performance, measured over the three-year performance period. The number of EVA-Based Performance Shares that vested and resulted in the issuance of common shares was dependent on the average annual EVA achieved for the specified three-year performance period.
The vesting of performance shares resulting in the issuance and delivery of common shares, if any, under the, 2014-2016, 2015-2017 and 2016-2018 LTI Programs will occur in 2017, 2018 and 2019 respectively.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued and early adopted in March 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $0.8 million during the first quarter of 2016 to reduce our Retained earnings and increase our Additional paid in capital balances both as of December 31, 2015. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. We are now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and we adopted this change prospectively during the first quarter of 2016. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where we had previously classified these items. This change, therefore, did not impact our financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards under the 2006 Plan and the 2016 Plan is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Non-vested common shares and restricted stock units	$4.7	$4.4	$3.9
TSR-Based Performance Shares	5.4	4.0	1.9
CP-Based Performance Shares	1.3	—	—
EVA-Based Performance Shares	0.3	0.9	1.0
Total non-cash compensation expense	$11.7	$9.3	$6.8
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Fabricated Products	$4.2	$3.5	$3.2
All Other	7.5	5.8	3.6
Total non-cash compensation expense	$11.7	$9.3	$6.8
Recognized tax benefits relating to non-cash compensation expense were $4.4 million, $3.5 million and $2.5 million for 2016, 2015 and 2014, respectively.
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of December 31, 2016:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
Non-vested common shares and restricted stock units	$5.9	1.7
TSR-Based Performance Shares	$6.3	1.6
CP-Based Performance Shares	$3.4	2.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares for the year ended December 31, 2016 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		TSR-Based Performance Shares		CP-Based Performance Shares		EVA-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	156,553	$67.20	5,521	$66.64	299,877	$89.43	—	$—	155,105	$57.76
Granted [1]	9,702	86.11	59,105	75.29	95,974	93.02	63,983	80.46	—	—
Vested	(51,218)	65.59	(2,097)	63.02	—	—	—	—	(49,611)	57.76
Forfeited [1]	(379)	69.18	(729)	74.49	(1,326)	90.53	(305)	80.46	—	—
Canceled [1]	—	—	—	—	—	—	—	—	(105,494)	57.76
Outstanding at December 31, 2016	114,658	$69.51	61,800	$74.94	394,525	$90.30	63,678	$80.46	—	$—
_____________________

1.
For TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to EVA performance results falling below those required for maximum payout. Non-vested common shares and 1,900 restricted stock units granted in 2016 were granted under the 2016 Plan.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Year Ended December 31,
	2016	2015	2014
Non-vested common shares	$86.11	$72.09	$66.42
Restricted stock units	$75.29	$69.83	$67.42
TSR-Based Performance Shares	$93.02	$95.68	$83.18
CP-Based Performance Shares	$80.46	$—	$—
Stock Options. As of December 31, 2015, we had 16,645 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 15 months. During the year ended December 31, 2016, 15,102 options were exercised and no options were granted or forfeited, resulting in 1,543 fully-vested stock options outstanding as of December 31, 2016 with a remaining contractual life of 3 months.
Under each of the 2006 Plan and 2016 Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2016, 2015 and 2014, 36,055, 37,009 and 33,696 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 10).
Rental expenses were $8.5 million, $8.2 million and $7.4 million for 2016, 2015 and 2014, respectively. There are renewal options in various operating leases subject to certain terms and conditions. Minimum rental commitments under operating leases at December 31, 2016 were as follows (in millions of dollars):

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022 and Thereafter
Minimum rental commitments	$6.1	$5.4	$5.1	$2.8	$2.4	$23.1
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
The following table summarizes the activity relating to our CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$4.9	$4.8	$4.4
Liabilities incurred during the period	—	—	—
Liabilities settled during the period	(0.1)	(0.2)	—
Accretion expense	0.5	0.3	0.4
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	0.2	—	—
Ending balance	$5.5	$4.9	$4.8
__________________________________________

1.	The adjustments in 2016 did not have a material impact on the basic and diluted net income per share for 2016.
The estimated fair value of CARO liabilities at December 31, 2016 and December 31, 2015 were both based upon the application of a weighted-average credit-adjusted risk-free rate of 8.6%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities within Fabricated Products prior to July 6, 2006 while such operating facilities were being operated by a predecessor, which represent the majority of our environmental accruals. The status of these environmental contingencies are discussed below. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken.
In 2012, we submitted a final feasibility study to the Washington State Department of Ecology ("Washington State Ecology") that included recommendations for remediation alternatives primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Trentwood facility. We also signed an amended work order in 2012 with Washington State Ecology allowing certain remediation activities to begin, including the initiation of a treatability study in regards to proposed PCB remediation methods. We began implementation of certain approved sections of the work plan in 2013 and throughout 2014, completing a number of these sections in 2014 and receiving approval from Washington State Ecology on completed sections. In cooperation with Washington State Ecology, in 2015 we constructed a pilot test facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. We initiated and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

began operating the treatment test facility in the first half of 2016. As the success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method and the operation of the treatment facility become available.
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
The following table presents the changes in our environmental accrual, which was primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$18.6	$19.3	$22.8
Additional accruals	0.1	1.3	0.8
Less expenditures	(1.5)	(2.0)	(4.3)
Ending balance	$17.2	$18.6	$19.3
At December 31, 2016, our environmental accrual of $17.2 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
Other Contingencies. We are party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with past and current operations. We evaluate such matters on a case-by-case basis and our policy is to vigorously contest any such claims we believe are without merit. We accrue for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, we review and adjust these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, we believe that we have sufficiently accrued for such matters and that the ultimate resolution of pending matters will not have a material impact on our consolidated financial position, operating results or liquidity.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Financial Instruments and Related Hedging Programs
Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e. cash) exposure resulting from: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; (iii) foreign currency requirements with respect to our foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency; and (iv) from time to time, financial risks in connection with financing transactions.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $0.1 million and $14.6 million at December 31, 2016 and December 31, 2015, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities on our Consolidated Balance Sheets. At December 31, 2016, we had no cash collateral posted with any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 12.
Notional Amount of Derivative Contracts. The following table summarizes the notional amounts of our material derivative positions at December 31, 2016:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/17 through 12/19	149.0
Fixed price sales contracts	1/17 through 1/17	0.4
Midwest premium swap contracts[1]	1/17 through 12/19	147.9

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/17 through 12/17	4.0

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/17 through 12/19	5,040,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	1/17 through 8/17	1,593,700
Fixed price sales contracts	1/17 through 1/17	633,600
_________________________

1.	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

2.
As of December 31, 2016, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 73%, 72% and 49% of the expected natural gas purchases for 2017, 2018 and 2019, respectively.

We have physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 54%, 54% and 36% of the expected electricity purchases for 2017, 2018 and 2019, respectively.
Realized and Unrealized Gain (Loss). Realized and unrealized gain (loss) associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Included in Other Comprehensive Income (Loss):
Unrealized gain (loss):
Foreign currency cash flow hedge	$—	$(0.3)	$—
Alloy Hedges	(0.1)	—	—
Included in Statement of Consolidated Income (Loss):
Realized (loss) gain:
Aluminum	(2.0)	(27.3)	6.9
Natural gas	(5.0)	(5.4)	1.0
Foreign currency	(0.1)	—	—
Electricity	—	(1.9)	(0.1)
Total realized (loss) gain[1]:	$(7.1)	$(34.6)	$7.8
Unrealized gain (loss):
Aluminum	$10.8	$(4.6)	$(2.6)
Natural gas	7.9	(0.5)	(6.0)
Electricity	—	1.7	(1.8)
Subtotal[2]	18.7	(3.4)	(10.4)
Hedges related to Convertible Notes:
Option Assets	—	—	5.2
Bifurcated Conversion Feature	—	—	(1.6)
Subtotal[3]	—	—	3.6
Total unrealized gain (loss)	$18.7	$(3.4)	$(6.8)
______________________

1.	Realized (loss) gain on hedges of operational risk are recorded within Cost of products sold, excluding depreciation, amortization and other items.

2.	Unrealized gain (loss) on hedges of operational risk are recorded within Unrealized gain (loss) on derivative instruments.

3.	Unrealized gain (loss) on financial derivatives related to the Convertible Notes, which settled in April 2015, were recorded within Other (expense) income, net.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We are also exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. During 2016, we entered into forward contracts designated as cash flow hedges to purchase euros. As of December 31, 2016, we had open contracts with maturity dates between one month and eight months related to these foreign currency forward contracts. The notional amounts of these foreign currency forward contracts totaled 2.2 million euros at December 31, 2016 with a weighted average contract exchange rate of 1.08 euro to US dollar. The effective portion of the fair value on these instruments is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income (Loss) on the same line item and the same period in which the underlying equipment is depreciated.
Designated Alloying Metal Hedges. We enter into agreements with suppliers to purchase alloying metals (zinc and copper) used as raw materials in our fabrication operations. Because we are unable to pass along the cost of these alloying metals to our customers, we are exposed to metal price risk. To limit our economic (i.e., cash) exposure to future prices increases of zinc and/or copper, we enter into Alloy Hedges with third-party financial institutions. Under these Alloy Hedges, we are able to purchase the required alloying metals at predetermined/fixed prices at stated delivery dates. Our Alloy Hedges settle monthly and correspond to forecasted purchases of zinc and/or copper by our manufacturing facilities and are therefore expected to be highly effective hedges. During 2016, we entered into Alloy Hedges designated as cash flow hedges to purchase zinc and as of December 31, 2016, we had one open contract with a maturity date of 12 months. The notional amounts of these Alloy Hedges totaled 4.0 million pounds at December 31, 2016. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income (loss) and is reclassified into the Statements of Consolidated Income (Loss) during the month of settlement to Cost of products sold. We had no such reclassifications into Net income (loss) during 2016 and anticipate immaterial reclassifications for the next 12 months. For 2016, we recorded an unrealized loss of $0.1 million on the effective portions of our designated Alloy Hedges, resulting in an ending loss in Accumulated other comprehensive loss related to the cash flow hedges of $0.1 million at December 31, 2016. We incurred no ineffectiveness on these hedges during 2016.
Fair Values of Derivative Contracts. The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. We, however, have historically had some derivative contracts that did not have observable market quotes. For these financial instruments, management used significant unobservable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations were adjusted for various factors, such as bid/offer spreads. The fair values of these financial instruments are classified as Level 3 in the fair value hierarchy.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum – Fixed price purchase contracts	$—	$3.3	$—	$3.3
Natural gas – Fixed price purchase contracts	—	1.6	—	1.6
Midwest premium swap contracts	—	0.9	—	0.9
Total derivative assets	$—	$5.8	$—	$5.8

DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(1.1)	$—	$(1.1)
Fixed price sales contracts	—	—	—	—
Midwest premium swap contracts	—	(0.2)	—	(0.2)
Natural gas – Fixed price purchase contracts	—	(0.4)	—	(0.4)

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	(0.1)	—	(0.1)
Total derivative liabilities	$—	$(1.8)	$—	$(1.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Call option purchase contracts	$—	$0.2	$—	$0.2
Fixed price purchase contracts	—	0.3	—	0.3
Fixed price sales contracts	—	0.2	—	0.2
Midwest premium swap contracts	—	—	0.9	0.9
Total derivative assets	$—	$0.7	$0.9	$1.6

DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(8.9)	$—	$(8.9)
Fixed price sales contracts	—	(0.1)	—	(0.1)
Midwest premium swap contracts	—	—	(0.3)	(0.3)
Natural gas – Fixed price purchase contracts	—	(6.7)	—	(6.7)

Designated Hedges:
Foreign currency – Euro forward purchase contracts	—	(0.2)	—	(0.2)
Total derivative liabilities	$—	$(15.9)	$(0.3)	$(16.2)
The aggregate fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 was a net asset of $4.0 million and net liability of $14.6 million, respectively. The decrease in the net liability position during 2016 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of liability positions during the period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating income (loss).
Prior to September 30, 2016, Midwest premium swap contracts represented financial instruments classified as Level 3 in the fair value hierarchy. Fair value was determined using a forward curve based on the average pricing quotes from our trading counterparties less a discount factor based on the risk-free interest rate. During the quarter ended December 31, 2016, we began calculating the fair value of our Midwest premium swap contracts using quoted prices for similar instruments traded on the Comex exchange, less a discount factor based on the risk-free interest rate, and transferred the fair value of these financial instruments to Level 2 within the fair value hierarchy.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of activity for the Level 3 Midwest premium derivative contracts on a net basis (in millions of dollars):

	Year Ended December 31,
	2016	2015
Fair value measurement at beginning of period	$0.6	$1.0
Total realized/unrealized (loss) gain included in:
Cost of goods sold, excluding depreciation and amortization and other items and Unrealized loss (gain) on derivative instruments	(0.6)	(3.9)
Transactions involving Level 3 derivative contracts:
Purchases	(1.2)	(4.0)
Sales	—	—
Issuances	—	—
Settlements	0.4	7.5
Transactions involving Level 3 derivatives - net	(0.8)	3.5
Transfers out of Level 3 valuation hierarchy[1]	0.8	—
Fair value measurement at end of period	$—	$0.6

Total loss included in Unrealized loss (gain) on derivative instruments, attributable to the change in unrealized gain/loss relating to derivative contracts held at December 31:	$—	$0.6
_________________________

1.	Transfers out of the Level 3 hierarchy assumed to occur at the beginning of the fourth quarter.
Offsetting Information. We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2). We had no cash collateral pledged or received with our counterparties as of both December 31, 2016 and December 31, 2015.
The following tables present offsetting information regarding our derivatives by type of counterparty as of December 31, 2016 (in millions of dollars):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
					Net Amount
Counterparty (with netting agreements)	$3.3	$—	$3.3	$1.0	$2.3
Counterparty (with partial netting agreements)	2.5	—	2.5	0.7	1.8
Total	$5.8	$—	$5.8	$1.7	$4.1

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
					Net Amount
Counterparty (with netting agreements)	$(1.0)	$—	$(1.0)	$(1.0)	$—
Counterparty (with partial netting agreements)	(0.8)	—	(0.8)	(0.7)	(0.1)
Total	$(1.8)	$—	$(1.8)	$(1.7)	$(0.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present offsetting information regarding our derivatives by type of counterparty as of December 31, 2015 (in millions of dollars):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
					Net Amount
Counterparty (with netting agreements)	$1.3	$—	$1.3	$1.3	$—
Counterparty (with partial netting agreements)	0.3	—	0.3	0.3	—
Total	$1.6	$—	$1.6	$1.6	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
					Net Amount
Counterparty (with netting agreements)	$(8.5)	$—	$(8.5)	$(1.3)	$(7.2)
Counterparty (with partial netting agreements)	(7.7)	—	(7.7)	(0.3)	(7.4)
Total	$(16.2)	$—	$(16.2)	$(1.6)	$(14.6)
Fair Value of Other Financial Instruments
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At December 31, 2016, all of our short-term investments had maturity dates within 10 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At December 31, 2016 and December 31, 2015, the total unrealized loss, net of tax, included in Accumulated other comprehensive (loss) income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk. See Note 2 for components of cash and cash equivalents.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of December 31, 2016 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37.9	$17.3	$—	$55.2
Short-term investments	—	231.0	—	231.0
Total	$37.9	$248.3	$—	$286.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of December 31, 2015 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$40.3	$32.2	$—	$72.5
Short-term investments	—	30.0	—	30.0
Total	$40.3	$62.2	$—	$102.5
11. Net Income (Loss) Per Share and Stockholders' Equity
Net Income (Loss) Per Share. Basic and diluted net income (loss) per share for 2016, 2015 and 2014 were calculated as follows (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$91.7	$(236.6)	$71.8
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,813	17,201	17,818
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	220	—	179
Add: dilutive effect of warrants[2]	—	—	596
Diluted[3]	18,033	17,201	18,593

Net income (loss) per common share, Basic:	$5.15	$(13.76)	$4.02
Net income (loss) per common share, Diluted:	$5.09	$(13.76)	$3.86
_____________

1.	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

2.
Net-share-settled warrants ("Warrants") relating to approximately 3.7 million notional common shares of our common stock were outstanding at December 31, 2014 at an exercise price of approximately $60.70 per share, and were settled during a period from July 1, 2015 through December 18, 2015. In total, we issued 1,015,185 shares of our common stock in connection with the Warrants and paid a de minimis amount in cash to the holders for fractional shares at the end of the settlement period.

3.	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
There were 1,543 and 16,645 fully-vested options outstanding at December 31, 2016 and December 31, 2015, respectively, in each case exercisable to purchase common shares at $80.01 per share.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the weighted-average diluted shares computation for 2016, 2015 and 2014 as their inclusion would have been anti-dilutive (in thousands of shares):

	Year Ended December 31,
	2016	2015	2014
Options to purchase common shares	—	—	17
Non-vested common shares, restricted stock units and performance shares	50	302	—
Warrants	—	639	—
Total excluded	50	941	17
Dividends. During 2016, 2015 and 2014, we paid a total of approximately $32.4 million ($1.80 per common share), $28.1 million ($1.60 per common share) and $25.4 million ($1.40 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and to the holders of performance shares granted prior to 2014 with respect to the target number of underlying common shares (constituting approximately one-half of the maximum payout).
Treasury Stock. From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to, among other things, internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time. Repurchases of our common stock pursuant to the stock repurchase program is recorded as Treasury stock and consisted of the following for each period presented:

	Year Ended December 31,
	2016	2015	2014
Number of common shares repurchased	443,838	647,520	633,230
Weighted-average repurchase price (dollars per share)	$78.59	$76.35	$70.87
Total cost of repurchased common shares (in millions of dollars)	$34.9	$49.4	$44.9
At December 31, 2016 and December 31, 2015, $88.4 million and $123.3 million, respectively, were available to repurchase our common shares pursuant to the stock repurchase program.
Preferred Stock. In connection with the Tax Asset Rights Plan, our Board of Directors declared a dividend, payable April 22, 2016, of one Right for each outstanding share of our common stock. In general, if the Rights become exercisable, each Right would allow its holder to purchase one one-hundredth of a share of our Series A Preferred Stock. The authorized number of shares of Series A Preferred Stock is 900,000. For more information regarding the Rights, see Note 5.
12. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products, and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At December 31, 2016, approximately 63% of our employees were covered by collective bargaining agreements and approximately 6% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2016.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Net sales:
Fabricated Products	$1,330.6	$1,391.9	$1,356.1
Segment operating income (loss):
Fabricated Products [1,2]	229.6	190.8	151.4
All Other[3]	(51.8)	(536.7)	(13.5)
Total operating income (loss)	177.8	(345.9)	137.9
Interest expense	(20.3)	(24.1)	(37.5)
Other (expense) income, net	(10.3)	(1.8)	6.7
Income (loss) before income taxes	$147.2	$(371.8)	$107.1
Depreciation and amortization:
Fabricated Products	$35.4	$31.9	$30.6
All Other	0.6	0.5	0.5
Total depreciation and amortization	$36.0	$32.4	$31.1
Capital expenditures:
Fabricated Products	$75.6	$62.4	$58.5
All Other	0.5	0.7	0.9
Total capital expenditures	$76.1	$63.1	$59.4
__________________

1.
Fabricated Products segment operating income during 2016 included a $2.6 million non-cash impairment charge relating to the write-off of a customer relationship intangible asset (see Note 4). Also included in the Fabricated Products segment operating income were lower of cost or market inventory write-downs of $4.9 million and $2.6 million during 2016 and 2015, respectively.

2.
Fabricated Products segment results for 2016, 2015 and 2014 included a non-cash mark-to-market gain (loss) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $18.7 million, $(3.4) million and $(10.4) million, respectively. See Note 10 for further discussion regarding mark-to-market matters.

3.
Operating loss of All Other included net periodic postretirement benefit cost (income) of $3.4 million, $2.4 million and $(23.7) million for 2016, 2015 and 2014, respectively. Additionally, operating (income) loss of All Other included (Gain) loss on removal of Union VEBA net assets of $(0.1) million and $493.4 million during the year ended December 31, 2016 and December 31, 2015, respectively. See Note 6 for further details.

	December 31, 2016	December 31, 2015
Assets:
Fabricated Products	$969.4	$904.7
All Other[1]	474.1	342.2
Total assets	$1,443.5	$1,246.9
__________________

1.
Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets, net assets of VEBAs (see Note 6 and Note 10) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Net sales:
Aero/HS products	$675.4	$695.5	$686.3
Automotive Extrusions	188.8	199.2	173.5
GE products	420.1	426.1	419.5
Other products	46.3	71.1	76.8
Total net sales	$1,330.6	$1,391.9	$1,356.1
Geographic information for net sales based on country of origin, income taxes paid and long-lived assets were as follows (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Net sales to unaffiliated customers:
Fabricated Products –
United States	$1,278.6	$1,321.3	$1,254.0
Canada	52.0	70.6	102.1
Total net sales	$1,330.6	$1,391.9	$1,356.1
Income taxes paid:
Fabricated Products –
United States	$0.7	$0.6	$2.1
Canada	0.5	1.7	1.4
Total income taxes paid	$1.2	$2.3	$3.5

	December 31,
	2016	2015
Long-lived assets:[1]
Fabricated Products –
United States	$494.7	$459.6
Canada	31.4	30.9
Total Fabricated Products long-lived assets	526.1	490.5
All Other –
United States	4.8	4.9
Total All Other long-lived assets	4.8	4.9
Total long-lived assets	$530.9	$495.4
__________________

1.	Long-lived assets represent Property, plant and equipment – net.
The aggregate foreign currency transaction gain (loss) included in determining net income (loss) were immaterial for 2016, 2015 and 2014.
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, one customer represented 26%, 25% and 22%, respectively, of Fabricated Products Net sales. For each of the years ended December 31, 2016, December 31, 2015, and December 31, 2014, a second customer represented 10% of Fabricated Products Net sales.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One individual customer accounted for 18% and two individual customers each accounted for 12% of the trade receivables balance at December 31, 2016. Two individual customers each accounted for 17% of the trade receivables balance at December 31, 2015.
Information for export sales and primary aluminum supply from our major suppliers were as follows:

	Year Ended December 31,
	2016	2015	2014
Percentage of Net sales:
Export sales	19%	19%	19%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	84%	86%	71%
Supply from our largest supplier	32%	28%	30%
Supply from our second and third largest suppliers	32%	36%	25%
13. Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
	(in millions of dollars)
Interest paid	$17.7	$22.1	$25.6
Non-cash investing and financing activities:
Stock repurchases not yet settled (accrued in accounts payable)	$1.8	$0.2	$0.8
Unpaid purchases of property and equipment	$4.6	$10.5	$1.8
Purchases of property and equipment through capital leasing arrangements	$0.2	$—	$—
14. Other (Expense) Income, Net
Other (expense) income, net consisted of the following for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Interest income	$0.1	$0.4	$1.0
Unrealized gain on financial derivatives[1]	—	—	3.6
Realized gain on investments	0.8	0.8	1.0
Loss on extinguishment of debt[2]	(11.1)	—	—
All other, net[3]	(0.1)	(3.0)	1.1
Other (expense) income, net	$(10.3)	$(1.8)	$6.7
____________

1.
Reflects our net unrealized gain related to the Option Assets and Bifurcated Conversion Feature, which are discussed in Note 3. See Note 1 for a discussion of our accounting policy for such instruments.

2.
Represents the loss on extinguishment of our 8.25% Senior Notes during the year ended December 31, 2016 which includes an $8.2 million premium paid to redeem the notes and a $2.9 million write-off of unamortized debt issuance costs associated with the notes.

3.	See Note 3 for a discussion of the loss we recognized on our repurchase of 8.25% Senior Notes during the year ended December 31, 2015.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of Accumulated other comprehensive (loss) income ("AOCI") for each period presented (in millions of dollars):

	Year Ended December 31,
	2016	2015	2014
Defined benefit pension plan and VEBAs:
Beginning balance	$(31.3)	$(96.4)	$(20.8)
Actuarial loss arising during the period	(5.7)	(12.9)	(39.0)
Less: income tax benefit	2.1	4.9	14.5
Net actuarial loss arising during the period	(3.6)	(8.0)	(24.5)
Prior service (cost) credit arising during the period	(8.3)	6.8	(90.5)
Less: income tax benefit (expense)	3.1	(2.6)	33.8
Net prior service (cost) credit arising during the period	(5.2)	4.2	(56.7)
Amortization of net actuarial loss (gain)[1]	0.5	1.1	(1.8)
Amortization of prior service cost[1]	4.1	3.0	10.6
Removal of obligation relating to Union VEBA	—	106.6	—
Less: income tax expense[2]	(1.7)	(41.8)	(3.2)
Net amortization and reclassification from AOCI to Net income (loss)	2.9	68.9	5.6
Translation impact on Canadian pension plan AOCI balance	0.1	—	—
Other comprehensive (loss) income, net of tax	(5.8)	65.1	(75.6)
Ending balance	$(37.1)	$(31.3)	$(96.4)

Available for sale securities:
Beginning balance	$(0.1)	$0.2	$0.4
Unrealized gain (loss) on available for sale securities	1.9	(0.1)	(0.2)
Less: income tax (expense) benefit	(0.7)	—	0.1
Net gain (loss) on available for sale securities	1.2	(0.1)	(0.1)
Gain reclassified from AOCI to Net income (loss)[3]	(0.5)	(0.4)	(0.1)
Less: income tax benefit[2]	0.2	0.2	—
Net gain reclassified from AOCI to Net income (loss)	(0.3)	(0.2)	(0.1)
Other comprehensive income (loss), net of tax	0.9	(0.3)	(0.2)
Ending balance	$0.8	$(0.1)	$0.2

Foreign currency cash flow hedges:
Beginning balance	$(0.2)	$—	$—
Unrealized loss on foreign currency cash flow hedges	—	(0.3)	—
Less: income tax benefit	—	0.1	—
Net loss on foreign currency cash flow hedges	—	(0.2)	—
Loss reclassified from AOCI to Net income (loss)[4]	0.1	—	—
Less: income tax (expense) benefit[2]	—	—	—
Net loss reclassified from AOCI to Net income (loss)	0.1	—	—
Other comprehensive income (loss), net of tax	0.1	(0.2)	—
Ending balance	$(0.1)	$(0.2)	$—

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Alloy Hedges:
Beginning balance	$—	$—	$—
Unrealized loss on Alloy Hedges	(0.1)	—	—
Less: income tax (expense) benefit	—	—	—
Other comprehensive loss, net of tax	(0.1)	—	—
Ending balance	$(0.1)	$—	$—

Foreign currency translation:
Beginning balance	$(0.1)	$0.1	$(0.3)
(Loss) gain on foreign currency translation	(0.1)	(0.2)	0.4
Less: income tax (expense) benefit	—	—	—
Other comprehensive (loss) income, net of tax	(0.1)	(0.2)	0.4
Ending balance	$(0.2)	$(0.1)	$0.1

Total AOCI ending balance	$(36.7)	$(31.7)	$(96.1)
____________

1.	Amounts reclassified out of AOCI relating to VEBA adjustments were included as a component of Net periodic postretirement benefit cost (income) relating to VEBAs.

2.	Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.

3.
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other (expense) income, net. We use the specific identification method to determine the amount reclassified out of AOCI.

4.	Amounts reclassified out of AOCI relating to foreign currency cash flow hedges were included as a component of Other (expense) income, net.
16. Condensed Guarantor and Non-Guarantor Financial Information
During the quarter ended June 30, 2016, we issued $375.0 million aggregate principal amount of our 5.875% Senior Notes and redeemed in full the remaining principal balance of our 8.25% Senior Notes. The 5.875% Senior Notes were issued pursuant to an indenture dated May 12, 2016 ("2016 Indenture"), among Kaiser Aluminum Corporation ("Parent"), the subsidiary guarantors party thereto ("Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee ("Trustee"). The Guarantor Subsidiaries include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the 2016 Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the 2016 Indenture.
The following condensed consolidating financial information as of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The "Non-Guarantor Subsidiaries" include Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company. Kaiser Aluminum Mill Products, Inc. was included in the "Guarantor Subsidiaries" under the indenture covering the 8.25% Senior Notes but is not a Guarantor Subsidiary under the 2016 Indenture. Historical periods have not been restated to move Kaiser Aluminum Mill Products, Inc. from the Guarantor Subsidiaries category to the Non-Guarantor Subsidiaries category because the impact of this change to the financial position, results of operation and cash flows with respect to the Guarantor Subsidiaries on a combined basis and the Non-Guarantor Subsidiaries on a combined basis is immaterial. DCO Management, LLC was dissolved in the fourth quarter of 2016 and ceased to exist as of January 1, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52.9	$2.3	$—	$55.2
Short-term investments	—	231.0	—	—	231.0
Receivables:
Trade receivables – net	—	133.1	4.6	—	137.7
Intercompany receivables	85.8	0.1	0.6	(86.5)	—
Other	—	11.4	0.5	—	11.9
Inventories	—	197.5	8.0	(3.9)	201.6
Prepaid expenses and other current assets	0.1	18.0	0.9	(0.5)	18.5
Total current assets	85.9	644.0	16.9	(90.9)	655.9
Investments in and advances to subsidiaries	1,012.4	40.1	—	(1,052.5)	—
Property, plant and equipment – net	—	499.5	31.4	—	530.9
Long-term intercompany receivables	80.2	—	4.9	(85.1)	—
Deferred tax assets – net	—	154.9	—	4.8	159.7
Intangible assets – net	—	26.4	—	—	26.4
Goodwill	—	37.2	—	—	37.2
Other assets	—	33.4	—	—	33.4
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2.2	$68.9	$4.7	$—	$75.8
Intercompany payable	—	86.4	0.1	(86.5)	—
Accrued salaries, wages and related expenses	—	47.2	1.9	—	49.1
Other accrued liabilities	2.9	52.4	(0.7)	(14.7)	39.9
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	5.1	255.1	6.0	(101.2)	165.0
Net liabilities of Salaried VEBA	—	28.6	—	—	28.6
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany payable	—	85.1	—	(85.1)	—
Long-term liabilities	—	70.5	2.7	—	73.2
Long-term debt	368.7	—	—	—	368.7
Total liabilities	373.8	439.3	12.0	(186.3)	638.8

Total stockholders’ equity	804.7	996.2	41.2	(1,037.4)	804.7
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$72.2	$0.3	$—	$72.5
Short-term investments	—	30.0	—	—	30.0
Receivables:
Trade receivables – net	—	114.0	2.7	—	116.7
Intercompany receivables	—	111.2	1.1	(112.3)	—
Other	—	3.8	2.3	—	6.1
Inventories	—	216.3	6.6	(3.3)	219.6
Prepaid expenses and other current assets	0.2	56.2	1.7	(1.4)	56.7
Total current assets	0.2	603.7	14.7	(117.0)	501.6
Investments in and advances to subsidiaries	1,077.2	31.4	—	(1,108.6)	—
Property, plant and equipment – net	—	464.3	31.1	—	495.4
Long-term intercompany receivables	—	—	3.1	(3.1)	—
Deferred tax assets – net	—	155.6	—	7.0	162.6
Intangible assets – net	—	30.5	—	—	30.5
Goodwill	—	37.2	—	—	37.2
Other assets	—	19.5	0.1	—	19.6
Total	$1,077.4	$1,342.2	$49.0	$(1,221.7)	$1,246.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$73.6	$2.6	$—	$76.7
Intercompany payable	106.5	14.8	4.0	(125.3)	—
Accrued salaries, wages and related expenses	—	38.3	1.5	—	39.8
Other accrued liabilities	1.4	52.3	0.4	(1.4)	52.7
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	108.4	179.1	8.5	(126.7)	169.3
Net liabilities of Salaried VEBA	—	19.0	—	—	19.0
Deferred tax liabilities	—	—	2.1	—	2.1
Long-term intercompany payable	—	3.1	—	(3.1)	—
Long-term liabilities	—	81.3	6.2	—	87.5
Long-term debt	194.6	—	—	—	194.6
Total liabilities	303.0	282.5	16.8	(129.8)	472.5

Total stockholders’ equity	774.4	1,059.7	32.2	(1,091.9)	774.4
Total	$1,077.4	$1,342.2	$49.0	$(1,221.7)	$1,246.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,301.6	$103.4	$(74.4)	$1,330.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,000.6	90.0	(71.1)	1,019.5
Lower of cost or market inventory write-down	—	4.9	—	—	4.9
Unrealized gain on derivative instruments	—	(18.7)	—	—	(18.7)
Depreciation and amortization	—	34.0	2.0	—	36.0
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	4.2	95.0	8.4	(2.6)	105.0
Net periodic postretirement benefit cost relating to Salaried VEBA	—	3.4	—	—	3.4
Gain on removal of Union VEBA net assets	—	(0.1)	—	—	(0.1)
Total selling, general, administrative, research and development	4.2	98.3	8.4	(2.6)	108.3
Other operating charges, net	—	2.8	—	—	2.8
Total costs and expenses	4.2	1,121.9	100.4	(73.7)	1,152.8
Operating (loss) income	(4.2)	179.7	3.0	(0.7)	177.8
Other (expense) income:
Interest (expense) income	(21.6)	1.2	—	0.1	(20.3)
Other (expense) income, net	(11.1)	0.9	—	(0.1)	(10.3)
(Loss) income before income taxes	(36.9)	181.8	3.0	(0.7)	147.2
Income tax provision	—	(69.0)	(0.6)	14.1	(55.5)
Earnings in equity of subsidiaries	128.6	1.7	—	(130.3)	—
Net income	$91.7	$114.5	$2.4	$(116.9)	$91.7

Comprehensive income	$86.7	$109.8	$2.1	$(111.9)	$86.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,361.6	$123.3	$(93.0)	$1,391.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,095.6	108.4	(88.6)	1,115.4
Lower of cost or market inventory write-down	—	2.6	—	—	2.6
Unrealized loss on derivative instruments	—	3.4	—	—	3.4
Depreciation and amortization	—	31.3	1.1	—	32.4
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	4.3	76.5	9.3	(2.0)	88.1
Net periodic postretirement benefit income relating to Salaried VEBA	—	2.4	—	—	2.4
Loss on removal of Union VEBA net assets	—	493.4	—	—	493.4
Total selling, general, administrative, research and development	4.3	572.3	9.3	(2.0)	583.9
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	4.3	1,705.3	118.8	(90.6)	1,737.8
Operating (loss) income	(4.3)	(343.7)	4.5	(2.4)	(345.9)
Other income (expense):
Interest expense	(23.5)	(0.9)	—	0.3	(24.1)
Other (expense) income, net	(2.5)	3.5	(2.5)	(0.3)	(1.8)
(Loss) income before income taxes	(30.3)	(341.1)	2.0	(2.4)	(371.8)
Income tax benefit	—	122.5	1.3	11.4	135.2
(Loss) earnings in equity of subsidiaries	(206.3)	0.9	—	205.4	—
Net (loss) income	$(236.6)	$(217.7)	$3.3	$214.4	$(236.6)

Comprehensive (loss) income	$(172.2)	$(153.5)	$3.5	$150.0	$(172.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In millions of dollars)
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,323.4	$133.9	$(101.2)	$1,356.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,098.3	117.8	(98.6)	1,117.5
Unrealized loss on derivative instruments	—	10.4	—	—	10.4
Depreciation and amortization	—	30.0	1.1	—	31.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	4.1	69.7	9.9	(2.3)	81.4
Net periodic postretirement benefit income relating to VEBAs	—	(23.7)	—	—	(23.7)
Total selling, general, administrative, research and development	4.1	46.0	9.9	(2.3)	57.7
Other operating charges, net	—	1.5	—	—	1.5
Total costs and expenses	4.1	1,186.2	128.8	(100.9)	1,218.2
Operating (loss) income	(4.1)	137.2	5.1	(0.3)	137.9
Other (expense) income:
Interest expense	(37.5)	(0.6)	—	0.6	(37.5)
Other income, net	3.7	3.2	0.4	(0.6)	6.7
(Loss) income before income taxes	(37.9)	139.8	5.5	(0.3)	107.1
Income tax (provision) benefit	—	(50.2)	0.8	14.1	(35.3)
Earnings in equity of subsidiaries	109.7	6.0	—	(115.7)	—
Net income	$71.8	$95.6	$6.3	$(101.9)	$71.8

Comprehensive (loss) income	$(3.6)	$19.9	$6.6	$(26.5)	$(3.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$177.7	$177.3	$9.3	$(200.0)	$164.3
Cash flows from investing activities:
Capital expenditures	—	(74.0)	(2.1)	—	(76.1)
Purchase of available for sale securities	—	(255.3)	—	—	(255.3)
Proceeds from disposition of available for sale securities	—	55.0	—	—	55.0
Intercompany loans receivable[1]	(166.0)	110.4	(1.3)	56.9	—
Net cash used in investing activities	(166.0)	(163.9)	(3.4)	56.9	(276.4)
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—	—	—	(206.0)
Issuance of 5.875% Senior Notes	375.0	—	—	—	375.0
Cash paid for debt issuance costs	(6.8)	—	—	—	(6.8)
Proceeds from stock option exercises	1.2	—	—	—	1.2
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.9)	—	—	—	(2.9)
Repurchase of common stock	(33.3)	—	—	—	(33.3)
Cash dividends paid to stockholders	(32.4)	—	—	—	(32.4)
Cash dividends paid to Parent	—	(200.0)	—	200.0	—
Intercompany loans payable[1]	(106.5)	167.3	(3.9)	(56.9)	—
Net cash (used in) provided by financing activities	(11.7)	(32.7)	(3.9)	143.1	94.8
Net (decrease) increase in cash and cash equivalents during the period	—	(19.3)	2.0	—	(17.3)
Cash and cash equivalents at beginning of period	—	72.2	0.3	—	72.5
Cash and cash equivalents at end of period	$—	$52.9	$2.3	$—	$55.2
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$285.7	$(127.2)	$0.3	$—	$158.8
Cash flows from investing activities:
Capital expenditures	—	(47.9)	(15.2)	—	(63.1)
Purchase of available for sale securities	—	(0.5)	—	—	(0.5)
Proceeds from disposition of available for sale securities	—	84.0	—	—	84.0
Net cash provided by (used in) investing activities	—	35.6	(15.2)	—	20.4
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(30.0)	—	—	—	(30.0)
Repayment of Convertible Notes	(175.0)	—	—	—	(175.0)
Proceeds from cash-settled call options related to settlement of Convertible Notes	94.9	—	—	—	94.9
Payment for conversion premium related to settlement of Convertible Notes	(94.9)	—	—	—	(94.9)
Cash paid for debt issuance costs	(0.6)	—	—	—	(0.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—	—	(2.8)
Repurchase of common stock	(49.2)	—	—	—	(49.2)
Cash dividends paid to stockholders	(28.1)	—	—	—	(28.1)
Intercompany loan	—	(12.8)	12.8	—	—
Net cash (used in) provided by financing activities	(285.7)	(11.5)	12.8	—	(284.4)
Net decrease in cash and cash equivalents during the period	—	(103.1)	(2.1)	—	(105.2)
Cash and cash equivalents at beginning of period	—	175.3	2.4	—	177.7
Cash and cash equivalents at end of period	$—	$72.2	$0.3	$—	$72.5

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited)
The following tables present the unaudited financial data for each of the interim periods in 2016 and 2015 (in millions of dollars, except per share amounts):

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2016
Net sales	$343.2	$334.9	$320.6	$331.9
Cost of products sold, excluding depreciation, amortization and other items	262.0	250.4	254.7	252.4
Lower of cost or market inventory write-down	4.9	—	—	—
Unrealized gain on derivative instruments	(4.0)	(10.9)	(2.0)	(1.8)
Gross profit	80.3	95.4	67.9	81.3
Operating income	44.8	57.9	29.8	45.3
Net income	$26.3	$26.0	$14.9	$24.5
Net income per common share, Basic	$1.47	$1.45	$0.84	$1.39
Net income per common share, Diluted	$1.44	$1.43	$0.82	$1.37

	Quarter Ended 31-Mar[1]	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2015
Net sales	$371.7	$367.2	$336.4	$316.6
Cost of products sold, excluding depreciation, amortization and other items	302.3	294.8	267.3	251.0
Lower of cost or market inventory write-down	—	—	—	2.6
Unrealized loss (gain) on derivative instruments	4.5	1.5	1.7	(4.3)
Gross profit	64.9	70.9	67.4	67.3
Operating (loss) income	(458.6)	37.0	40.5	35.2
Net (loss) income	$(292.2)	$20.2	$22.1	$13.3
Net (loss) income per common share, Basic	$(16.85)	$1.19	$1.29	$0.76
Net (loss) income per common share, Diluted	$(16.85)	$1.11	$1.21	$0.73
_________________________

1.	The quarter ended March 31, 2015 includes the loss recognized on removal of the Union VEBA net assets. See Note 6 for additional information.
18. Subsequent Events
Dividend Declaration. On January 17, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.50 per common share, or approximately $8.8 million (including dividend equivalents), which was paid on February 15, 2017 to stockholders of record at the close of business on January 27, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2016 included in Item 8. "Financial Statements and Supplementary Data" of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions "Executive Officers," "Proposals Requiring Your Vote – Proposal 1 – Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our proxy statement for the 2017 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions "Executive Compensation," "Director Compensation" and "Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation" in our proxy statement for the 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions "Equity Compensation Plan Information" and "Principal Stockholders and Management Ownership" in our proxy statement for the 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information included under the captions "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" in our proxy statement for the 2017 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption "Independent Public Accountants" in our proxy statement for the 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Consolidated Income (Loss)

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
3. Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 109), which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
Chief Executive Officer and Chairman

Date: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 22, 2017
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 22, 2017
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 22, 2017
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 22, 2017
Carolyn Bartholomew

Director
David Foster

Director
L. Patrick Hassey

/s/ Teresa A. Hopp	Director	Date: February 22, 2017
Teresa A. Hopp

/s/ Lauralee Martin	Director	Date: February 22, 2017
Lauralee Martin

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 22, 2017
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 22, 2017
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 22, 2017
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 001-09447).

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 001-9447).

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

3.7	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by the Company on June 8, 2015, File No. 000-52105).

4.1
Indenture, dated May 12, 2016, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 12, 2016, File No. 001-09447).

4.2	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.2).

4.3
Tax Asset Protection Rights Agreement, dated as of April 7, 2016, between Kaiser Aluminum Corporation and Computershare Inc., as Rights Agent (including the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Rights Certificate attached as Exhibit B thereto and the Summary of Rights to Purchase Preferred Stock attached as Exhibit C thereto) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 8, 2016, File No. 001-9447).

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

Exhibit Number	Description

**10.4
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

**10.13
Form of Change in Control Severance Agreement for John M. Donnan, Keith A. Harvey, and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 001-9447).

**10.14
Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 001-9447).

**10.15
Form of Amendment to the Change in Control Severance Agreement with John Barneson, John M. Donnan, Keith A. Harvey and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.16
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 24, 2013, File No. 000-52105).

**10.17
Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 001-09447).

Exhibit Number	Description
**10.18	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.19
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on July 27, 2016, File No. 001-09447).

**10.20
2014 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.21	2014 Form of Restricted Stock Award Agreement (Harvey) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 6, 2014, File No. 000-52105).

**10.22
2014 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.23	2014-2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2014, File No. 000-52105).

**10.24
Description of 2014 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on April 25, 2014, File No. 000-52105).

**10.25
2015 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.26
2015 and 2016 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.27	2015-2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2015, File No. 000-52105).

**10.28
Description of 2015 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 30, 2015, File No. 000-52105).

**10.29	2016 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

**10.30
2016 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

**10.31	2016-2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2016, File No. 000-52105).

**10.32
Description of 2016 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed by the Company on April 22, 2016, File No. 001-09447).

Exhibit Number	Description
**10.33
Description of 2016 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on April 22, 2016, File No. 001-09447).

*12.1	Statement Regarding Computation of Ratios.

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by the Company on February 18, 2014, File No. 000-52105).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Label

*101.PRE	XBRL Taxonomy Extension Presentation
_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.