Form 10-Q
period 2017-03-31
KAISER ALUMINUM CORP
filed 2017-04-21
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 17, 2017, there were 17,195,093 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34.4	$55.2
Short-term investments	195.5	231.0
Receivables:
Trade receivables – net	157.0	137.7
Other	11.8	11.9
Inventories	203.5	201.6
Prepaid expenses and other current assets	34.0	18.5
Total current assets	636.2	655.9
Property, plant and equipment – net	535.8	530.9
Deferred tax assets – net	140.8	159.7
Intangible assets – net	26.0	26.4
Goodwill	37.2	37.2
Other assets	37.1	33.4
Total	$1,413.1	$1,443.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84.4	$75.8
Accrued salaries, wages and related expenses	29.1	49.1
Other accrued liabilities	40.4	40.1
Total current liabilities	153.9	165.0
Net liabilities of Salaried VEBA	28.3	28.6
Deferred tax liabilities	3.3	3.3
Long-term liabilities	60.1	73.2
Long-term debt	368.9	368.7
Total liabilities	614.5	638.8
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2017 and December 31, 2016; no shares were issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2017 and at December 31, 2016; 22,379,247 shares issued and 17,282,630 shares outstanding at March 31, 2017; 22,332,732 shares issued and 17,651,461 shares outstanding at December 31, 2016	0.2	0.2
Additional paid in capital	1,046.0	1,047.4
Retained earnings	101.9	75.2
Treasury stock, at cost, 5,096,617 shares at March 31, 2017 and 4,681,271 shares at December 31, 2016, respectively	(314.1)	(281.4)
Accumulated other comprehensive loss	(35.4)	(36.7)
Total stockholders' equity	798.6	804.7
Total	$1,413.1	$1,443.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2017	2016
	(In millions of dollars, except share and per share amounts)
Net sales	$355.3	$343.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	277.8	262.0
Lower of cost or market inventory write-down	—	4.9
Unrealized gain on derivative instruments	(15.1)	(4.0)
Depreciation and amortization	9.6	8.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	23.7	26.1
Net periodic postretirement benefit cost relating to Salaried VEBA	1.1	0.8
Gain on removal of Union VEBA net assets – Note 5	(1.3)	(0.1)
Total selling, general, administrative, research and development	23.5	26.8
Total costs and expenses	295.8	298.4
Operating income	59.5	44.8
Other (expense) income:
Interest expense	(5.6)	(3.7)
Other income, net – Note 12	0.6	0.3
Income before income taxes	54.5	41.4
Income tax provision	(18.5)	(15.1)
Net income	$36.0	$26.3

Net income per common share:
Basic	$2.07	$1.47
Diluted	$2.04	$1.44
Weighted-average number of common shares outstanding (in thousands):
Basic	17,385	17,864
Diluted	17,603	18,200

Dividends declared per common share	$0.50	$0.45

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2017	2016
	(In millions of dollars)
Net income	$36.0	$26.3
Other comprehensive income, net of tax – Note 13:
Defined benefit pension plan and VEBAs	0.9	0.8
Available for sale securities	0.1	—
Foreign currency cash flow hedges	0.1	0.1
Alloy Hedges	0.2	—
Other comprehensive income, net of tax	1.3	0.9
Comprehensive income	$37.3	$27.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2016	17,651,461	$0.2	$1,047.4	$75.2	$(281.4)	$(36.7)	$804.7
Net income	—	—	—	36.0	—	—	36.0
Other comprehensive income, net of tax	—	—	—	—	—	1.3	1.3
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	102,403	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(55,888)	—	(4.4)	—	—	—	(4.4)
Repurchase of common stock	(415,346)	—	—	—	(32.7)	—	(32.7)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(9.3)	—	—	(9.3)
Amortization of unearned equity compensation	—	—	3.0	—	—	—	3.0
BALANCE, March 31, 2017	17,282,630	$0.2	$1,046.0	$101.9	$(314.1)	$(35.4)	$798.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended
	March 31,
	2017	2016
	(In millions of dollars)
Cash flows from operating activities:
Net income	$36.0	$26.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	9.2	8.3
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	0.3	0.3
Deferred income taxes	18.1	15.1
Non-cash equity compensation	3.0	2.6
Lower of cost or market inventory write-down	—	4.9
Gain on sale of available for sale securities	(0.7)	—
Non-cash unrealized gains on derivative instruments	(15.1)	(4.0)
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	1.1	0.8
Other non-cash changes in assets and liabilities	(1.2)	0.3
Changes in operating assets and liabilities:
Trade and other receivables	(19.2)	(24.6)
Inventories, excluding lower of cost or market write-down	(1.9)	4.1
Prepaid expenses and other current assets	(3.3)	(2.2)
Accounts payable	9.4	1.9
Accrued liabilities	(11.4)	21.2
Annual variable cash contributions to VEBAs	(20.0)	(19.5)
Long-term assets and liabilities, net	(0.6)	(14.6)
Net cash provided by operating activities	4.1	21.3
Cash flows from investing activities[1]:
Capital expenditures	(14.8)	(25.9)
Purchase of available for sale securities	(74.7)	—
Proceeds from disposition of available for sale securities	110.9	20.0
Net cash provided by (used in) investing activities	21.4	(5.9)
Cash flows from financing activities[1]:
Repayment of capital lease	(0.2)	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.4)	(2.7)
Repurchase of common stock	(32.6)	(6.3)
Cash dividends and dividend equivalents paid	(9.3)	(8.2)
Net cash used in financing activities	(46.5)	(17.2)
Net decrease in cash, cash equivalents and restricted cash during the period	(21.0)	(1.8)
Cash, cash equivalents and restricted cash at beginning of period	67.7	83.7
Cash, cash equivalents and restricted cash at end of period	$46.7	$81.9
____________

[1]	See Note 11 for the supplemental disclosure on non-cash transactions.
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: aerospace and high strength ("Aero/HS products"), automotive applications ("Automotive Extrusions"), general engineering ("GE products") and other industrial ("Other products"). Our business is organized into one operating segment, Fabricated Products. See Note 10 for additional information regarding our reportable segment and business unit.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2017 fiscal year. The financial information as of December 31, 2016 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Inventories. Inventories are stated at the lower of cost or market value. On March 31, 2016, we recorded a lower of cost or market inventory write-down of $4.9 million as a result of a decrease in our net realizable value of inventory. The net realizable value reflected commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. There were no additional lower of cost or market inventory adjustments during the remainder of 2016 or the first quarter of 2017.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At March 31, 2017, the current cost of inventory exceeded its stated LIFO value by $1.9 million. At December 31, 2016 (after inventory write-down adjustments) the stated LIFO value of our inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $8.5 million. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at March 31, 2017 and December 31, 2016 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment – Net. Property, plant and equipment – net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

amount of interest expense capitalized as construction in progress was $0.5 million and $0.9 million during the quarters ended March 31, 2017 and March 31, 2016, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization.
We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets' carrying amount and the fair value less costs to sell.
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $26.8 million at both March 31, 2017 and December 31, 2016. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 2.00% at both March 31, 2017 and December 31, 2016. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.8 million and $3.6 million for the periods ended March 31, 2017 and December 31, 2016, respectively.
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
We recognize derivative instruments as assets or liabilities in our Consolidated Balance Sheets and measure these instruments at fair value by "marking-to-market" all of our hedging positions at each period's end (see Note 8). Because we do not meet the documentation requirements for hedge (deferral) accounting related to aluminum and energy derivatives, unrealized and realized gains and losses associated with these hedges are reflected as a reduction or increase, respectively, in: (i) Unrealized gain on derivative instruments and (ii) Cost of products sold, excluding depreciation and amortization and other items.
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. These derivative instruments are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. Both realized and unrealized periodic gains and losses of derivative instruments designated as cash flow hedges are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. Upon commencement, realized gains and losses are recorded in Net income as an adjustment to depreciation expense in the period in which depreciation is recognized on the underlying equipment. Additionally, to limit our economic (i.e. cash exposure) to future price increases of alloying metals, such as zinc and/or copper, used as raw materials in our fabrication operations, we enter into forward swap contracts ("Alloy Hedges"). These Alloy Hedges are designated and qualify for cash flow hedge accounting and are adjusted to current market values each reporting period. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income, net of tax and is reclassified into the Statements of Consolidated Income during the month of settlement to Cost of products sold, excluding depreciation and amortization and other items. Depending on the time to maturity and asset or liability position, the carrying values of cash flow hedges are included in Prepaid expenses and other current assets, Other assets, Other accrued liabilities or Long-term liabilities. We report the effective portion of our cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
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
Financial assets and liabilities that we measure at fair value each period as required by GAAP include our derivative instruments and available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 5). Additionally, we measure at fair value once each year at December 31 the plan assets of the Salaried VEBA (defined in Note 5) and our Canadian defined benefit pension plan. We record our remaining financial assets and liabilities at carrying value.
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
As of March 31, 2017, following a qualitative review of operations at the Chandler, Arizona (Extrusion) facility, we determined that no adjustment to the carrying value of its goodwill or intangible asset was required. However, if the facility is unable to reduce its costs and/or increase sales volumes in the near term, it is reasonably possible that the carrying values of its related assets, including goodwill, could be reduced within the next 12 months.
We concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter ended March 31, 2017.
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, ASU 2014-09 was amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 was subsequently amended by four additional pronouncements: (i) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; (ii) ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; (iii) ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and (iv) ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. We expect to adopt ASU 2014-09, including its subsequent amendments discussed above, using the modified retrospective transition approach for the fiscal year ending December 31, 2018. Based on our initial assessment, we have concluded that revenue from certain contracts will continue to be recognized at a point-in-time, while revenue from other contracts, primarily from our Aero/HS products and Automotive Extrusions, will be required to be recognized over time. We are currently assessing the impact that over-time recognition will have on our consolidated financial statements.
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
We do not anticipate any material impact on our consolidated financial statements upon the adoption of the following accounting pronouncements: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and (iii) ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
There were no material impacts on our consolidated financial statements resulting from our early adoption in the first quarter of 2017 of the following accounting pronouncements: (i) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; (ii) ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash; and (iii) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
2. Supplemental Balance Sheet Information

	March 31, 2017	December 31, 2016
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$23.5	$37.9
Commercial paper	10.9	17.3
Total	$34.4	$55.2

Trade Receivables – Net
Billed trade receivables	$157.6	$138.2
Unbilled trade receivables	0.5	0.3
Trade receivables, gross	158.1	138.5
Allowance for doubtful receivables	(1.1)	(0.8)
Trade receivables – net	$157.0	$137.7

Inventories
Finished products	$68.4	$73.8
Work-in-process	75.3	71.7
Raw materials	54.7	51.1
Operating supplies	5.1	5.0
Total	$203.5	$201.6

Property, Plant and Equipment – Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	89.0	88.6
Machinery and equipment	620.8	615.1
Construction in progress	42.3	34.8
Property, plant and equipment – gross	774.8	761.2
Accumulated depreciation	(239.3)	(230.6)
Assets held for sale	0.3	0.3
Property, plant and equipment – net	$535.8	$530.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2017	December 31, 2016
	(In millions of dollars)
Other Accrued Liabilities
Uncleared cash disbursements	$4.6	$5.8
Accrued income taxes and taxes payable	9.5	4.3
Accrued annual contribution to VEBAs	11.5	20.0
Accrued interest	8.4	2.9
Other	6.4	7.1
Total	$40.4	$40.1

Long-Term Liabilities
Workers' compensation accruals	$24.5	$25.0
Long-term environmental accrual – Note 7	15.8	15.8
Long-term portion of contingent contribution to Union VEBA – Note 5	—	12.8
Other long-term liabilities	19.8	19.6
Total	$60.1	$73.2
3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of March 31, 2017 was $6.1 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million for the quarter ended March 31, 2017. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 5.875% Senior Notes, which are Level 1 liabilities, was calculated based on broker quotes and was approximately $390.0 million and $390.8 million at March 31, 2017 and December 31, 2016, respectively.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"), of which $197.8 million principal amount remained outstanding at December 31, 2015. On June 1, 2016 we redeemed in full all remaining 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $4.3 million for the quarter ended March 31, 2016. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $293.9 million of borrowing availability under the Revolving Credit Facility at March 31, 2017, based on the borrowing base determination then in effect. At March 31, 2017, there were no borrowings under the Revolving Credit Facility and $7.7 million was being used to support outstanding letters of credit, leaving $286.2 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.25% at March 31, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Income Tax Matters
The provision for incomes taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Domestic	$18.3	$14.9
Foreign	0.2	0.2
Total	$18.5	$15.1
The income tax provision for the quarters ended March 31, 2017 and March 31, 2016 was $18.5 million and $15.1 million, reflecting an effective tax rate of 34.0% and 36.5%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2017 was due to: (i) a decrease of $1.6 million for the recognition of excess tax benefits from stock-based compensation, resulting in a 2.9% decrease to the blended statutory tax rate and (ii) a decrease of $0.4 million to the valuation allowance for certain state net operating losses, resulting in a 0.8% decrease to the blended statutory tax rate. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2016 was due to: (i) a decrease of $0.7 million for the recognition of excess tax benefits from stock-based compensation, resulting in a 1.7% decrease to the blended statutory tax rate, which was partially offset by (ii) an increase of $0.3 million to the valuation allowance for certain state net operating losses, resulting in a 0.7% increase to the blended statutory tax rate.
Our gross unrecognized benefits relating to uncertain tax positions were $1.8 million at both March 31, 2017 and December 31, 2016, of which, $0.7 million would be recorded through our income tax provision and thus impact the effective tax rate at both March 31, 2017 and December 31, 2016 if the gross unrecognized tax benefits were to be recognized.
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
VEBA Postretirement Obligations. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA"). We have an obligation to make variable cash contributions to the Union VEBA with respect to periods through September 2017. During the first quarter of 2017, we paid $17.1 million to the Union VEBA with respect to the twelve months ended December 31, 2016, and in the first quarter of 2018, we will make a final cash contribution to the Union VEBA with respect to the nine months ending September 30, 2017. The final contribution amount is variable but cannot exceed $12.8 million. As of March 31, 2017, $11.5 million was recorded within Other accrued liabilities for this final contribution.
Additionally, certain other retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a separate VEBA that provides healthcare and medical cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make annual variable cash contributions to the Salaried VEBA based on the contribution formula discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The contribution amount cannot exceed $2.9 million per year. Our contribution with respect to 2016 was $2.9 million, which we paid in the first quarter of 2017. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Fair Value of Plan Assets. The plan assets of the Salaried VEBA and our Canadian pension plan are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness.
Deferred Compensation Program. In addition to the Canadian pension plan and Salaried VEBA, we have a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various investment funds at certain registered investment companies and are accounted for as available for sale securities within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2017 and December 31, 2016 was $8.6 million and $8.2 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2017 and March 31, 2016. The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Salaried VEBA:
Service cost[1]	$—	$—
Interest cost	0.7	0.7
Expected return on plan assets	(1.0)	(1.0)
Amortization of prior service cost	1.2	1.0
Amortization of net actuarial loss	0.2	0.1
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.1	$0.8
____________

[1]	The service cost was insignificant for all periods presented.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the total charges (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Included within Fabricated Products:
Deferred compensation plan	$0.1	$—
Defined contribution plans	4.1	3.6
Multiemployer pension plans	1.1	1.1
Total Fabricated Products	$5.3	$4.7

Included within All Other:
Net periodic postretirement benefit cost relating to Salaried VEBA	$1.1	$0.8
(Gain) loss on removal of Union VEBA net assets	(1.3)	(0.1)
Deferred compensation plan	0.4	0.1
Defined contribution plans	0.5	0.4
Total All Other	$0.7	$1.2

Total	$6.0	$5.9
For all periods presented, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
6. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2017, we had a liability of $5.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2017 STI Plan.
Long-Term Incentive Programs ("LTI Programs")
General. Prior to May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company, were eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan ("2006 Plan"). On May 26, 2016, our stockholders approved the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"), which replaced and succeeded in its entirety the 2006 Plan. No grants will be made under the 2006 Plan on or after May 26, 2016, but outstanding awards granted under the 2006 Plan will continue unaffected. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2016 Plan, the number of shares of common stock available for awards is limited to 1,045,000 shares, minus, (i) one share for every one share subject to an award granted under the 2006 Plan between December 31, 2015 and the effective date of the 2016 Plan, plus (ii) any shares of our common stock that become available under the 2016 Plan as a result of forfeiture, cancellation, expiration, or cash settlement of awards. At March 31, 2017, 768,191 shares were available for awards under the 2016 Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Non-vested Common Shares and Restricted Stock Units. We grant non-vested common shares to our non-employee directors and non-vested common shares and restricted stock units to our executive officers and other key employees. The restricted stock units have rights similar to the rights of non-vested common shares and each restricted stock unit that becomes vested entitles the recipient to receive one common share or a cash amount equaling the value of one common share. For both non-vested common shares and restricted stock units, the service period is generally one year for non-employee directors and three years for executive officers and other key employees.
Performance Shares. In addition to non-vested common shares and restricted stock units, we grant performance shares to executive officers and other key employees. Each performance share that becomes vested and earned entitles the recipient to receive one common share or a cash amount equaling the value of one common share. During the first quarter of 2017, performance shares granted in 2014 under the 2014-2016 LTI Program vested (see "Summary of Activity" below). The number of performance shares that vested and resulted in the issuance of common shares was determined based on our total shareholder return ("TSR") compared to the TSR of a specified group of peer companies over a three-year performance period.
Performance shares granted in 2015 are subject to performance conditions pertaining to our TSR relative to the TSR of a specified group of peer companies over a three-year performance period ("TSR-Based Performance Shares").
Performance shares granted in 2016 consist of TSR-Based Performance Shares and performance shares subject to performance requirements pertaining to our total controllable cost performance over a three-year performance period ("CP-Based Performance Shares").
Performance shares granted in 2017 consist of TSR-Based Performance Shares, CP-Based Performance Shares and performance shares subject to performance conditions pertaining to our economic value added ("EVA") performance, determined based on our adjusted pre-tax operating income in excess of a capital charge, over a three-year performance period ("EVA-Based Performance Shares").
The number of performance shares under the 2015-2017, 2016-2018 and 2017-2019 LTI Programs that may be earned and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying common shares, which is approximately one-half of the maximum payout. The performance shares granted under the 2015-2017, 2016-2018 and 2017-2019 LTI Programs will vest in 2018, 2019 and 2020, respectively.
Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Non-vested common shares and restricted stock units	$1.3	$1.1
TSR-Based Performance Shares	1.3	1.1
CP-Based Performance Shares	0.4	0.1
EVA-Based Performance Shares	—	0.3
Total non-cash compensation expense	$3.0	$2.6
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Fabricated Products	$1.2	$0.8
All Other	1.8	1.8
Total non-cash compensation expense	$3.0	$2.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of March 31, 2017:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
Non-vested common shares and restricted stock units	$8.7	2.3
TSR-Based Performance Shares	$8.1	2.0
CP-Based Performance Shares	$7.6	2.6
EVA-Based Performance Shares	$1.1	2.9
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares for the quarter ended March 31, 2017 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		TSR-Based Performance Shares		CP-Based Performance Shares		EVA-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	114,658	$69.51	61,800	$74.94	394,525	$90.30	63,678	$80.46	—	$—
Granted[1]	—	—	62,275	73.14	65,044	97.88	65,044	79.69	32,504	79.69
Vested	(36,406)	67.63	(8,321)	77.04	(94,082)	83.18	—	—	—	—
Forfeited[1]	—	—	(3,425)	82.32	(1,340)	97.88	(1,340)	79.69	(670)	79.69
Canceled[1]	—	—	—	—	(55,288)	83.18	—	—	—	—
Outstanding at March 31, 2017	78,252	$70.39	112,329	$73.56	308,859	$95.31	127,382	$80.07	31,834	$79.69
____________

[1]
For performance shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended
	March 31,
	2017	2016
Restricted stock units	$73.14	$74.49
TSR-Based Performance Shares	$97.88	$93.02
CP-Based Performance Shares	$79.69	$80.46
EVA-Based Performance Shares	$79.69	$—
Stock Options. As of December 31, 2016 and March 31, 2017, we had 1,543 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share, all of which subsequently expired on April 2, 2017. During the quarter ended March 31, 2017, no options were granted, exercised, expired or forfeited.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Under each of the 2006 Plan and 2016 Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2017 and March 31, 2016, 55,888 and 35,162 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
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
 During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. Since 2014, we completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As work continues and progresses to a final risk assessment and feasibility study, we will establish and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 to 15 months.
At March 31, 2017, our environmental accrual of $17.1 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
8. Derivatives, Hedging Programs and Other Financial Instruments
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
Our derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of our chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review derivative positions and strategy and reports to our Board of Directors on the scope of its activities.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was zero and $0.1 million at March 31, 2017 and December 31, 2016, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At March 31, 2017, we had no cash collateral posted with any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 10.
Notional Amount of Derivative Contracts. The following table summarizes our derivative positions at March 31, 2017:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Purchased put option contracts	7/17 through 12/17	26.8
Fixed price purchase contracts	4/17 through 12/21	205.8
Fixed price sales contracts	4/17 through 6/18	1.4
Midwest premium swap contracts[1]	4/17 through 12/21	203.5

Alloying Metals	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	4/17 through 12/17	5.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	4/17 through 12/19	4,640,000

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	8/17	105,600
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 74%, 72% and 61% of the expected natural gas purchases for the remainder of 2017, 2018 and 2019 respectively.

We have physical delivery commitments at firm prices covering approximately 54% of our expected electricity purchases for each of the remainder of 2017, 2018 and 2019, respectively.
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
Designated Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases. The timing and amounts of the forward contract settlements are designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers and are therefore expected to be highly effective hedges. As of March 31, 2017, we had one remaining open foreign currency forward contract with a weighted average exchange rate of 1.12 euro to US dollar. The effective portion of the fair value on our designated foreign currency cash flow hedges is recorded within Other comprehensive income, net of tax and is reclassified into the Statements of Consolidated Income on the same line item and the same period in which the underlying equipment is depreciated.
Designated Alloying Metal Hedges. We enter into agreements with suppliers to purchase alloying metals (zinc and copper) used as raw materials in our fabrication operations. Because we are unable to pass along fluctuations in the cost of these alloying metals to our customers, we are exposed to metal price risk. Beginning in the fourth quarter of 2016, to limit our economic (i.e., cash) exposure to future price increases of zinc and/or copper, we entered into Alloy Hedges with third-party financial institutions. Under these Alloy Hedges, we are able to purchase the required alloying metals at predetermined/fixed prices at stated delivery dates. Our Alloy Hedges settle monthly and correspond to forecasted purchases of alloying metals by our manufacturing facilities and are therefore expected to be highly effective hedges. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income, net of tax and is reclassified into the Statements of Consolidated Income during the month of settlement to Cost of products sold (See Note 13). As of March 31, 2017, we estimate the net gain of $0.1 million will be reclassified from Accumulated other comprehensive loss into Net income within the next 12 months. We incurred no ineffectiveness on these hedges during the quarter ended March 31, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gain and Loss. Realized and unrealized gain (loss) included on the Statements of Consolidated Income associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Realized gain (loss):
Aluminum	$4.6	$(2.7)
Natural gas	—	(1.7)
Alloy Hedges	0.1	—
Total realized gain (loss)[1]	$4.7	$(4.4)

Unrealized gain (loss):
Aluminum	$16.3	$3.2
Natural gas	(1.2)	0.8
Total unrealized gain[2]	$15.1	$4.0
______________________

[1]	Recorded within Cost of products sold, excluding depreciation, amortization and other items.

[2]	Recorded within Unrealized gain on derivative instruments.
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
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Put option purchase contracts	$—	$0.1	$—	$0.1
Fixed price purchase contracts	—	18.4	—	18.4
Midwest premium swap contracts	—	1.8	—	1.8
Natural gas – Fixed price purchase contracts	—	0.7	—	0.7

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	0.2	—	0.2
Total derivative assets[1]	$—	$21.2	$—	$21.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price sales contracts	$—	$(0.1)	$—	$(0.1)
Midwest premium swap contracts	—	(0.9)	—	(0.9)
Natural gas – Fixed price purchase contracts	—	(0.7)	—	(0.7)

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	(0.1)	—	(0.1)
Total derivative liabilities[2]	$—	$(1.8)	$—	$(1.8)
____________

[1]	Of the $21.2 million in total derivative assets, $17.2 million and $4.0 million was recorded within Prepaid expenses and other current assets and Other assets, respectively.

[2]	Of the $1.8 million in total derivative liabilities, $1.1 million and $0.7 million was recorded within Other accrued liabilities and Long-term liabilities, respectively.
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$3.3	$—	$3.3
Midwest premium swap contracts	—	0.9	—	0.9
Natural gas – Fixed price purchase contracts	—	1.6	—	1.6
Total derivative assets[1]	$—	$5.8	$—	$5.8

DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(1.1)	$—	$(1.1)
Midwest premium swap contracts	—	(0.2)	—	(0.2)
Natural gas – Fixed price purchase contracts	—	(0.4)	—	(0.4)

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	(0.1)	—	(0.1)
Total derivative liabilities[2]	$—	$(1.8)	$—	$(1.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

____________

[1]	Of the $5.8 million in total derivative assets, $5.0 million and $0.8 million was recorded within Prepaid expenses and other current assets and Other assets, respectively.

[2]	Of the $1.8 million in total derivative liabilities, $0.8 million and $1.0 million was recorded within Other accrued liabilities and Long-term liabilities, respectively.
The aggregate fair value of our derivatives at March 31, 2017 and December 31, 2016 was a net asset of $19.4 million and a net asset of $4.0 million, respectively. The increase in the net asset position during the first quarter of 2017 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of liability positions during the period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating income.
Offsetting Information. We enter into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets. We had no cash collateral pledged or received with our counterparties as of both March 31, 2017 and December 31, 2016.
The following tables present offsetting information regarding our derivatives by type of counterparty as of March 31, 2017 (in millions of dollars):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$21.2	$—	$21.2	$1.8	$19.4
Total	$21.2	$—	$21.2	$1.8	$19.4

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$(1.8)	$—	$(1.8)	$(1.8)	$—
Total	$(1.8)	$—	$(1.8)	$(1.8)	$—
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
Fair Value of Other Financial Instruments
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At March 31, 2017, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At March 31, 2017 and March 31, 2016, the total unrealized loss, net of tax, included in Accumulated other comprehensive loss was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were due to changes in normal market fluctuations, and were not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk. See Note 2 for components of cash and cash equivalents.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of March 31, 2017 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23.5	$10.9	$—	$34.4
Short-term investments	—	195.5	—	195.5
Total	$23.5	$206.4	$—	$229.9
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

9. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic and diluted net income per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended
	March 31,
	2017	2016
Numerator:
Net income	$36.0	$26.3
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,385	17,864
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and stock options	218	336
Diluted[2]	17,603	18,200

Net income per common share, Basic:	$2.07	$1.47
Net income per common share, Diluted:	$2.04	$1.44
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters ended March 31, 2017 and March 31, 2016 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended
	March 31,
	2017	2016
Options to purchase common shares	2	17
Non-vested common shares, restricted stock units and performance shares	64	33
Total excluded	66	50
Dividends. During the quarters ended March 31, 2017 and March 31, 2016, we paid a total of approximately $9.3 million and $8.2 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Repurchases of our common stock pursuant to the stock repurchase program is recorded as Treasury stock and consisted of the following for each period presented:

	Quarter Ended
	March 31,
	2017	2016
Number of common shares repurchased	415,346	83,265
Weighted-average repurchase price (dollars per share)	$78.70	$76.85
Total cost of repurchased common shares (in millions of dollars)	$32.7	$6.4
At March 31, 2017, $55.7 million were available to repurchase our common shares pursuant to the stock repurchase program (see Note 15).
10. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At March 31, 2017, approximately 63% of our employees were covered by collective bargaining agreements and approximately 12% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from March 31, 2017.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Net sales:
Fabricated Products	$355.3	$343.2
Segment operating income (loss):
Fabricated Products[1]	$70.6	$57.9
All Other	(11.1)	(13.1)
Total operating income	$59.5	$44.8
Interest expense	(5.6)	(3.7)
Other income, net	0.6	0.3
Income before income taxes	$54.5	$41.4
Depreciation and amortization:
Fabricated Products	$9.4	$8.6
All Other	0.2	0.1
Total depreciation and amortization	$9.6	$8.7
Capital expenditures:
Fabricated Products	$14.6	$25.8
All Other	0.2	0.1
Total capital expenditures	$14.8	$25.9
_____________________

[1]
Fabricated Products segment operating income included non-cash mark-to-market gain on primary aluminum, natural gas and foreign currency hedging activities, which totaled $15.1 million and $4.0 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. For further discussion regarding mark-to-market matters, see Note 8.

	March 31, 2017	December 31, 2016
Assets:
Fabricated Products	$1,017.3	$969.4
All Other[1]	395.8	474.1
Total assets	$1,413.1	$1,443.5
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 8) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by end market applications for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Net sales:
Aero/HS products	$167.5	$176.9
Automotive Extrusions	53.0	48.4
GE products	123.2	105.4
Other products	11.6	12.5
Total net sales	$355.3	$343.2
Geographic information for income taxes paid were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Income taxes paid:
Fabricated Products –
Domestic	$0.1	$0.1
Foreign	0.1	0.2
Total income taxes paid	$0.2	$0.3
The aggregate foreign currency transaction gain (loss) included in Net income was immaterial for the quarters ended March 31, 2017 and March 31, 2016.
For the quarter ended March 31, 2017, one customer represented 29% and another represented 10% of Fabricated Products Net sales. For the quarter ended March 31, 2016, one customer represented 25% and another represented 10% of Fabricated Products Net Sales.
At March 31, 2017, one customer represented 19% and a second customer represented 16% of the trade receivables balance. One individual customer accounted for 18% and two individual customers each accounted for 12% of the trade receivables balance at December 31, 2016.
Information for delivery of our primary aluminum supply from our major suppliers were as follows:

	Quarter Ended
	March 31,
	2017	2016
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	86%	83%
Supply from our largest supplier	37%	30%
Supply from our second and third largest suppliers	34%	35%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2017	2016
	(In millions of dollars)
Interest paid	$0.3	$0.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$3.7	$2.0
Stock repurchases not yet settled	$2.0	$0.1

Cash and cash equivalents	$34.4	$70.7
Restricted cash included in Prepaid expenses and other current assets	0.3	0.3
Restricted cash included in Other assets	12.0	10.9
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$46.7	$81.9
12. Other Income, Net
Other income, net consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Interest income	$—	$0.1
Realized gain on investments	0.7	—
All other (expense) income, net	(0.1)	0.2
Other income, net	$0.6	$0.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

13. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of Accumulated other comprehensive (loss) income ("AOCI") for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2017	2016
Salaried VEBA and defined benefit pension plan:
Beginning balance	$(37.1)	$(31.3)
Amortization of net actuarial loss[1]	0.2	0.1
Amortization of prior service cost[1]	1.2	1.0
Less: income tax expense[2]	(0.5)	(0.4)
Net amortization reclassified from AOCI to Net income	0.9	0.7
Translation impact on Canadian pension plan AOCI balance	—	0.1
Other comprehensive income, net of tax	0.9	0.8
Ending balance	$(36.2)	$(30.5)

Available for sale securities:
Beginning balance	$0.8	$(0.1)
Unrealized gain on available for sale securities	1.1	—
Less: income tax expense	(0.4)	—
Net unrealized gain on available for sale securities	0.7	—
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.9)	—
Less: income tax benefit[2]	0.3	—
Net unrealized gain reclassified from AOCI to Net income	(0.6)	—
Other comprehensive income, net of tax	0.1	—
Ending balance	$0.9	$(0.1)

Foreign currency cash flow hedges:
Beginning balance	$(0.1)	$(0.2)
Unrealized gain on foreign currency cash flow hedges	—	0.2
Less: income tax benefit	—	(0.1)
Net unrealized gain on foreign currency cash flow hedges	—	0.1
Unrealized loss reclassified from AOCI to Net income[4]	0.2	—
Less: income tax expense[2]	(0.1)	—
Net unrealized loss reclassified from AOCI to Net income	0.1	—
Other comprehensive income, net of tax	0.1	0.1
Ending balance	$—	$(0.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended
	March 31,
	2017	2016
Alloy Hedges:
Beginning balance	$(0.1)	$—
Unrealized gain on Alloy Hedges	0.3	—
Less: income tax expense	(0.1)	—
Net unrealized gain on Alloy Hedges	0.2	—
Other comprehensive income, net of tax	0.2	—
Ending balance	$0.1	$—

Foreign currency translation:
Beginning balance	$(0.2)	$(0.1)
(Loss) gain on foreign currency translation	—	—
Less: income tax (expense) benefit	—	—
Other comprehensive (loss) income, net of tax	—	—
Ending balance	$(0.2)	$(0.1)

Total AOCI ending balance	$(35.4)	$(30.8)
________________

[1]	Amounts reclassified out of AOCI relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

[3]
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other income, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]
Amounts reclassified out of AOCI relating to foreign currency cash flow hedges were related to equipment purchases placed into service during the period and will be included as a component of Depreciation and amortization over the life of the related assets acquired.

14. Condensed Guarantor and Non-Guarantor Financial Information
During the quarter ended June 30, 2016, we issued $375.0 million aggregate principal amount of our 5.875% Senior Notes and redeemed in full the remaining principal balance of our 8.25% Senior Notes. The 5.875% Senior Notes were issued by Kaiser Aluminum Corporation ("Parent") pursuant to an indenture dated May 12, 2016 ("Indenture") with Wells Fargo Bank, National Association, as trustee ("Trustee"). The obligations of the Parent under the Indenture are guaranteed by Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, ("Guarantor Subsidiaries"). An additional Guarantor Subsidiary, Kaiser Aluminum Alexco, LLC, merged with and into Kaiser Aluminum Fabricated Products, LLC during the first quarter of 2017. All Guarantor Subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of March 31, 2017 and December 31, 2016, and for the quarters ended March 31, 2017 and March 31, 2016 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$29.7	$4.7	$—	$34.4
Short-term investments	—	195.5	—	—	195.5
Receivables:
Trade receivables – net	—	151.5	5.5	—	157.0
Intercompany loans receivable	85.8	0.1	0.6	(86.5)	—
Other	—	10.9	0.9	—	11.8
Inventories	—	199.7	8.0	(4.2)	203.5
Prepaid expenses and other current assets	0.1	33.5	0.4	—	34.0
Total current assets	85.9	620.9	20.1	(90.7)	636.2
Investments in and advances to subsidiaries	1,059.1	40.5	—	(1,099.6)	—
Property, plant and equipment – net	—	504.9	30.9	—	535.8
Long-term intercompany loans receivable	33.6	—	4.2	(37.8)	—
Deferred tax assets – net	—	136.0	—	4.8	140.8
Intangible assets – net	—	26.0	—	—	26.0
Goodwill	—	37.2	—	—	37.2
Other assets	—	37.1	—	—	37.1
Total	$1,178.6	$1,402.6	$55.2	$(1,223.3)	$1,413.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2.7	$76.1	$5.6	$—	$84.4
Intercompany loans payable	—	86.4	0.1	(86.5)	—
Accrued salaries, wages and related expenses	—	27.8	1.3	—	29.1
Other accrued liabilities	8.4	34.4	0.1	(2.5)	40.4
Total current liabilities	11.1	224.7	7.1	(89.0)	153.9
Net liabilities of Salaried VEBA	—	28.3	—	—	28.3
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany loans payable	—	37.8	—	(37.8)	—
Long-term liabilities	—	57.4	2.7	—	60.1
Long-term debt	368.9	—	—	—	368.9
Total liabilities	380.0	348.2	13.1	(126.8)	614.5

Total stockholders' equity	798.6	1,054.4	42.1	(1,096.5)	798.6
Total	$1,178.6	$1,402.6	$55.2	$(1,223.3)	$1,413.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52.9	$2.3	$—	$55.2
Short-term investments	—	231.0	—	—	231.0
Receivables:
Trade receivables – net	—	133.1	4.6	—	137.7
Intercompany receivables	85.8	0.1	0.6	(86.5)	—
Other	—	11.4	0.5	—	11.9
Inventories	—	197.5	8.0	(3.9)	201.6
Prepaid expenses and other current assets	0.1	18.0	0.9	(0.5)	18.5
Total current assets	85.9	644.0	16.9	(90.9)	655.9
Investments in and advances to subsidiaries	1,012.4	40.1	—	(1,052.5)	—
Property, plant and equipment – net	—	499.5	31.4	—	530.9
Long-term intercompany receivables	80.2	—	4.9	(85.1)	—
Deferred tax assets – net	—	154.9	—	4.8	159.7
Intangible assets – net	—	26.4	—	—	26.4
Goodwill	—	37.2	—	—	37.2
Other assets	—	33.4	—	—	33.4
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2.2	$68.9	$4.7	$—	$75.8
Intercompany payable	—	86.4	0.1	(86.5)	—
Accrued salaries, wages and related expenses	—	47.2	1.9	—	49.1
Other accrued liabilities	2.9	52.6	(0.7)	(14.7)	40.1
Total current liabilities	5.1	255.1	6.0	(101.2)	165.0
Net liabilities of Salaried VEBA	—	28.6	—	—	28.6
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany payable	—	85.1	—	(85.1)	—
Long-term liabilities	—	70.5	2.7	—	73.2
Long-term debt	368.7	—	—	—	368.7
Total liabilities	373.8	439.3	12.0	(186.3)	638.8

Total stockholders' equity	804.7	996.2	41.2	(1,037.4)	804.7
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$346.8	$29.3	$(20.8)	$355.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	272.6	25.3	(20.1)	277.8
Unrealized gain on derivative instruments	—	(15.1)	—	—	(15.1)
Depreciation and amortization	—	9.0	0.6	—	9.6
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.9	20.9	2.4	(0.5)	23.7
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.1	—	—	1.1
Gain on removal of Union VEBA net assets	—	(1.3)	—	—	(1.3)
Total selling, general, administrative, research and development	0.9	20.7	2.4	(0.5)	23.5
Total costs and expenses	0.9	287.2	28.3	(20.6)	295.8
Operating (loss) income	(0.9)	59.6	1.0	(0.2)	59.5
Other (expense) income:
Interest (expense) income	(5.7)	0.1	—	—	(5.6)
Other income, net	—	0.6	—	—	0.6
(Loss) income before income taxes	(6.6)	60.3	1.0	(0.2)	54.5
Income tax provision	—	(20.8)	(0.2)	2.5	(18.5)
Earnings in equity of subsidiaries	42.6	0.6	—	(43.2)	—
Net income	$36.0	$40.1	$0.8	$(40.9)	$36.0

Comprehensive income	$37.3	$41.4	$0.8	$(42.2)	$37.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$335.7	$26.4	$(18.9)	$343.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	257.1	23.1	(18.2)	262.0
Lower of cost or market inventory write-down	—	4.9	—	—	4.9
Unrealized gain on derivative instruments	—	(4.0)	—	—	(4.0)
Depreciation and amortization	—	8.2	0.5	—	8.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	0.8	23.6	2.2	(0.5)	26.1
Net periodic postretirement benefit cost relating to Salaried VEBA	—	0.8	—	—	0.8
Gain on removal of Union VEBA net assets	—	(0.1)	—	—	(0.1)
Total selling, general, administrative, research and development	0.8	24.3	2.2	(0.5)	26.8
Total costs and expenses	0.8	290.5	25.8	(18.7)	298.4
Operating (loss) income	(0.8)	45.2	0.6	(0.2)	44.8
Other (expense) income:
Interest (expense) income	(4.3)	0.6	—	—	(3.7)
Other income, net	—	0.3	—	—	0.3
(Loss) income before income taxes	(5.1)	46.1	0.6	(0.2)	41.4
Income tax provision	—	(16.9)	(0.2)	2.0	(15.1)
Earnings in equity of subsidiaries	31.4	0.3	—	(31.7)	—
Net income	$26.3	$29.5	$0.4	$(29.9)	$26.3

Comprehensive income	$27.2	$30.3	$0.5	$(30.8)	$27.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(0.3)	$2.6	$1.8	$—	$4.1
Cash flows from investing activities:
Capital expenditures	—	(14.7)	(0.1)	—	(14.8)
Purchase of available for sale securities	—	(74.7)	—	—	(74.7)
Proceeds from disposition of available for sale securities	—	110.9	—	—	110.9
Intercompany loans receivable	46.6	—	0.7	(47.3)	—
Net cash provided by investing activities	46.6	21.5	0.6	(47.3)	21.4
Cash flows from financing activities:
Repayment of capital lease	—	(0.2)	—	—	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.4)	—	—	—	(4.4)
Repurchase of common stock	(32.6)	—	—	—	(32.6)
Cash dividends and dividend equivalents paid	(9.3)	—	—	—	(9.3)
Intercompany loans payable	—	(47.3)	—	47.3	—
Net cash used in financing activities	(46.3)	(47.5)	—	47.3	(46.5)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	—	(23.4)	2.4	—	(21.0)
Cash, cash equivalents and restricted cash at beginning of period	—	65.1	2.6	—	67.7
Cash, cash equivalents and restricted cash at end of period	$—	$41.7	$5.0	$—	$46.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities[1]	$17.2	$201.4	$2.7	$(200.0)	$21.3
Cash flows from investing activities:
Capital expenditures	—	(25.3)	(0.6)	—	(25.9)
Proceeds from disposition of available for sale securities	—	20.0	—	—	20.0
Net cash used in investing activities	—	(5.3)	(0.6)	—	(5.9)
Cash flows from financing activities:
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.7)	—	—	—	(2.7)
Repurchase of common stock	(6.3)	—	—	—	(6.3)
Cash dividends and dividend equivalents paid	(8.2)	—	—	—	(8.2)
Cash dividends paid to Parent	—	(200.0)	—	200.0	—
Intercompany loan	—	0.8	(0.8)	—	—
Net cash used in financing activities	(17.2)	(199.2)	(0.8)	200.0	(17.2)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	—	(3.1)	1.3	—	(1.8)
Cash, cash equivalents and restricted cash at beginning of period	—	83.0	0.7	—	83.7
Cash, cash equivalents and restricted cash at end of period	$—	$79.9	$2.0	$—	$81.9
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

15. Subsequent Events
Dividend Declaration. On April 17, 2017, we announced that our Board of Directors declared a cash dividend of $0.50 per common share. As such, we expect to pay approximately $8.7 million (including dividend equivalents) on or about May 15, 2017 to stockholders of record and the holders of certain restricted stock units at the close of business on April 27, 2017.
Authorization for Additional Share Repurchases. On April 17, 2017, we announced that our Board of Directors authorized an additional $100.0 million for share repurchases under our share repurchase program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time. As of April 17, 2017, $148.8 million remained available for repurchases of our common shares pursuant to the stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management's strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2017;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as metal price neutrality. We purchase primary and scrap, or recycled, aluminum, our main raw material, at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of metal through to our customers so that we remain neutral to metal pricing. For some of our higher value added revenue products sold on a spot basis, however, the pass through of metal price movements can lag by several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged metal price metal price pass through and firm-price sales agreements create metal price exposure for us, which we mitigate through a hedging program with an objective to remain metal price neutral.
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
Overview
We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: aerospace and high strength ("Aero/HS products"); automotive ("Automotive Extrusions"); general engineering ("GE products"); and other industrial ("Other products"). Our fabricated aluminum mill products include flat-rolled (plate and sheet), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire), and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales in the first quarter of 2017 totaled approximately $355.3 million on approximately 163.6 million pounds shipped from these 12 focused facilities. We employed approximately 2,760 people at March 31, 2017.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 49% of our shipments is sold direct to the manufacturers or tier one suppliers and approximately 51% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
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
Demand for Automotive Extrusions is determined based upon automotive build rates in North America, increasing aluminum content by platform and consumer preference. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Highlights of the quarter ended March 31, 2017 include:

•	Shipment increase driven by strong GE demand, partially offset by the impact of aerospace supply chain destocking;

•	Improved manufacturing efficiency across our extrusion facilities more than offset construction-related inefficiencies at our Spokane, Washington facility ("Trentwood");

•	Significant work completed at Trentwood in preparation of planned second quarter of 2017 equipment outages;

•
Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $516.1 million, with no borrowings under the revolving credit facility, as of March 31, 2017;

•	Cash dividend and dividend equivalents payment of $9.3 million; and

•	Repurchase of 415,346 shares of our common stock at the weighted average price per share of $78.69.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $355.3 million and $343.2 million for the quarter ended March 31, 2017 and March 31, 2016, respectively, reflecting a 3% increase in Fabricated Products segment shipment volume and a slight increase in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to an 8.1 million pound, or 13%, increase in GE products due to solid underlying demand for our GE applications and supply chain restocking for some GE products, partially offset by a 3.3 million pound, or 5%, decrease in Aero/HS products due to commercial aerospace supply chain destocking. The slight increase in average realized sales price per pound reflected a $0.09/lb, or 11%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.07/lb, or 5% decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected competitive price pressure on spot sales of Aero/HS and GE products and a leaner value added product mix with less volume on Aero/HS products and more volume on GE products. See the table in "Segment and Business Unit Information" below for further details.
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

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2017 totaled $277.8 million, or 78% of Net sales, compared to $262.0 million, or 76% of Net sales, for the quarter ended March 31, 2016. The increase of $15.8 million was comprised of an $18.9 million increase in Hedged Cost of Alloyed Metal, partially offset by a decrease of $3.1 million in net manufacturing conversion and other costs. Of the $18.9 million increase in Hedged Cost of Alloyed Metal, $15.3 million was due to higher hedged metal prices and $3.6 million was due to higher shipment volume, as discussed in "Net Sales" above. The $3.1 million decrease in net manufacturing conversion and other costs primarily reflected: (i) a $2.2 million improvement in raw material costs due to favorable scrap pricing and (ii) $1.4 million of reduced major maintenance expense. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2017 and March 31, 2016.
Lower of Cost or Market Inventory Write-Down. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for information on our inventory lower of cost or market value adjustments.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $23.7 million and $26.1 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. The decrease was due primarily to: (i) a $1.5 million decrease in our short-term incentive compensation based on performance factors and modifiers; (ii) a decrease in professional fees and services of $0.5 million; and (iii) a decrease in salaries and benefits of $0.3 million.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. Net periodic postretirement benefit cost relating to Salaried VEBA totaled $1.1 million and $0.8 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes"), our 8.25% unsecured senior notes, which were redeemed on June 1, 2016, and our revolving credit facility, net of capitalized interest. Interest expense was $5.6 million and $3.7 million for the quarters ended March 31, 2017 and March 31, 2016, respectively, net of $0.5 million and $0.9 million of interest expense capitalized as part of construction in progress, respectively.
Other Income, Net. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for details.
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

Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2017	2016
Segment operating income	$70.6	$57.9
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(0.4)	(0.2)
Mark-to-market gain on derivative instruments	15.1	4.0
Non-cash lower of cost or market inventory write-down[2]	—	(4.9)
Workers' compensation cost due to discounting	(0.1)	—
Total non-run-rate items	14.6	(1.1)
Segment operating income excluding non-run-rate items	$56.0	$59.0
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

As noted above, segment operating income excluding non-run-rate items for the quarter ended March 31, 2017 was $3.0 million lower than segment operating income excluding such items for the quarter ended March 31, 2016. Lower operating income excluding non-run-rate items reflected a $7.9 million unfavorable sales impact and $0.8 million of higher depreciation expense. The unfavorable sales impact was due primarily to the combined effect of a lower value added product mix and lower sales margins as competitive pricing prevented the recovery of an increase in our contained metal costs on spot sales of certain higher value added products. The unfavorable sales impact was partially offset by: (i) a $2.2 million improvement from favorable price spreads for scrap raw material purchases; (ii) a $1.4 million reduction in major maintenance expense; (iii) a $1.7 million decrease in incentive compensation expense due to performance metrics and financial results; and (iv) a $0.7 million reduction in controllable manufacturing conversion costs. The reduction in controllable manufacturing conversion costs reflected improved manufacturing efficiencies in our extrusion and drawing facilities, which were mostly offset by temporary construction-related inefficiencies at Trentwood as the modernization initiative moved into a highly disruptive phase centered around several outages of key equipment that are planned for the second quarter of 2017.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the product categories (which are based on end market applications) of our Fabricated Products segment for each period presented:

	Quarter Ended March 31,
	2017		2016
Aero/HS Products:
Shipments (mmlbs)	60.4		63.7
	$	$ / lb	$	$ / lb
Net sales	$167.5	$2.77	$176.9	$2.78
Less: Hedged Cost of Alloyed Metal	(55.6)	(0.92)	(54.3)	(0.86)
Value added revenue	$111.9	$1.85	$122.6	$1.92

Automotive Extrusions:
Shipments (mmlbs)	25.5		24.5
	$	$ / lb	$	$ / lb
Net sales	$53.0	$2.08	$48.4	$1.98
Less: Hedged Cost of Alloyed Metal	(23.5)	(0.92)	(19.7)	(0.81)
Value added revenue	$29.5	$1.16	$28.6	$1.17

GE Products:
Shipments (mmlbs)	71.2		63.1
	$	$ / lb	$	$ / lb
Net sales	$123.2	$1.73	$105.4	$1.67
Less: Hedged Cost of Alloyed Metal	(66.2)	(0.93)	(52.0)	(0.83)
Value added revenue	$57.0	$0.80	$53.3	$0.84

Other Products:
Shipments (mmlbs)	6.5		8.0
	$	$ / lb	$	$ / lb
Net sales	$11.6	$1.78	$12.5	$1.56
Less: Hedged Cost of Alloyed Metal	(6.1)	(0.93)	(6.4)	(0.80)
Value added revenue	$5.5	$0.85	$6.1	$0.76

Total:
Shipments (mmlbs)	163.6		159.3
	$	$ / lb	$	$ / lb
Net sales	$355.3	$2.17	$343.2	$2.15
Less: Hedged Cost of Alloyed Metal	(151.4)	(0.92)	(132.5)	(0.83)
Value added revenue	$203.9	$1.25	$210.7	$1.32
For the quarter ended March 31, 2017, Net sales of Fabricated Products increased by 4% to $355.3 million, as compared to the quarter ended March 31, 2016, reflecting a 3% increase in Fabricated Products segment shipment volume and a slight increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."

Outlook
As we look to the second quarter, we expect market driven headwinds from commercial aerospace supply chain destocking and lower sales margins to continue similar to the first quarter, while internal headwinds related to the Trentwood modernization project will be a temporary but significant drag on second quarter results.
The strategic Trentwood modernization project will ultimately deliver significant operational and financial benefits, including further enhancement of our quality and capability, reduced operating cost and increased production capacity. Significant construction activities, planned outages on key machine centers and equipment upgrade installations are scheduled for the second quarter. While the long-term operational and financial benefits are expected to begin during the second half of 2017, in the second quarter we expect a temporary but significant adverse financial impact as the project activities cause substantial disruption throughout the facility and adversely impact production capacity and operating costs. Additionally, project timing will cause major maintenance expense in the second quarter to exceed the first quarter by approximately $5.0 million to $7.0 million. Accordingly, we expect lower shipments and value added revenue, higher major maintenance expense and additional manufacturing cost inefficiencies in the second quarter compared to the first quarter. Excluding non-run-rate items, we expect operating income as a ratio of value added revenue will decline approximately 6% in the second quarter as compared to the first quarter due to these temporary conditions. Manufacturing inefficiencies and reduced shipments from throughput limitations are expected to also impact the third quarter, although to a lesser degree.
Moving beyond the second quarter, and assessing overall industry demand and market dynamics, our outlook for 2017 remains largely unchanged. We continue to expect destocking in the commercial aerospace supply chain through the remainder of 2017 as the supply chain adjusts to revised production forecasts for larger airframes. However, we consider the decline in 2017 demand to be a temporary moderation in the steady, long-term demand growth for our Aerospace applications. We expect to emerge from 2017 with strong industry demand approaching 10% annual growth for these applications in both 2018 and 2019, driven by growing commercial aerospace builds, recovering growth for business jets and solid growth for military aircraft. Despite supply chain destocking and current constraints on capacity from planned equipment outages at Trentwood, we continue to expect our strong competitive position to support full year 2017 shipments for these applications similar to 2016.
For our Automotive Extrusions applications, we continue to maintain our expectation for double-digit growth in shipments and mid-single-digit growth in value added revenue as the mix shifts to lower value added parts. While we currently anticipate a 6% compound annual growth rate in aluminum extrusion content with build rates similar to the 2016 level for the 3-year period 2017-2019, growing dealer inventories may impact forecasted build rates.
Even without supply chain restocking for certain general engineering products that took place in the first quarter of this year, we expect strong near-term general engineering demand. Unfortunately, the planned equipment outages at Trentwood will constrain our capacity and limit our ability to take full advantage of the general engineering market opportunity during the second quarter. However, once the temporary capacity constraints at Trentwood are behind us, we will be very well positioned to capitalize on further general engineering demand growth with incremental capacity, enhanced product quality, our strong customer relationships and our solid market presence.
Overall, we continue to view 2017 to be a challenging year; however, we expect these headwinds will be temporary. Demand for Automotive Extrusions and GE products is strong, and we believe that sales margins have bottomed out at levels experienced under similar market conditions in 2014. Although the strategic project work at Trentwood is impeding our near-term results, the construction will be behind us near the end of the third quarter, and we expect to begin realizing the quality, cost and capacity benefits from this modernization project. These benefits should continue in 2018, 2019 and beyond as demand strengthens and we fully implement the improved practices and capacity expansion enabled by the equipment upgrades.

All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2017	2016
Operating loss	$(11.1)	$(13.1)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(1.1)	(0.8)
Gain on removal of Union VEBA net assets	1.3	0.1
Total non-run-rate items	0.2	(0.7)
Operating loss excluding non-run-rate items	$(11.3)	$(12.4)
All Other operating loss excluding non-run-rate items for the quarter ended March 31, 2017 was $1.1 million lower compared to the same period in 2016. The decrease was due primarily to a $0.7 million decrease in employee incentive compensation expense and a $0.3 million decrease in salaries and benefits.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	March 31, 2017	December 31, 2016
Available cash and cash equivalents	$34.4	$55.2
Short-term investments	195.5	231.0
Net borrowing availability under Revolving Credit Facility after letters of credit	286.2	275.3
Total liquidity	$516.1	$561.5
Cash equivalents consist primarily of money market accounts and investments which, when purchased, have a maturity of 90 days or less. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper with a maturity of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $12.3 million at March 31, 2017 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. Of this amount, $0.3 million and $12.0 million was included in Prepaid expenses and other current assets and Other assets, respectively. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2017, or as of December 31, 2016.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2017	2016
Total cash provided by (used in):
Operating activities:
Fabricated Products	$41.3	$52.0
All Other	(37.2)	(30.7)
Total cash provided by operating activities	$4.1	$21.3
Investing activities:
Fabricated Products	$(14.6)	$(25.8)
All Other	36.0	19.9
Total cash provided by (used in) investing activities	$21.4	$(5.9)
Financing activities:
Fabricated Products	$(0.2)	$—
All Other	(46.3)	(17.2)
Total cash used in financing activities	$(46.5)	$(17.2)
Operating Activities
Fabricated Products – For the quarter ended March 31, 2017, Fabricated Products segment operating activities provided $41.3 million of cash. Cash provided in the quarter ended March 31, 2017 was primarily related to: (i) $70.6 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $4.4 million; (iii) an increase in accounts receivable of $19.0 million; (iv) an increase in inventory of $1.9 million; and (v) an increase in prepaid expenses and other current assets of $3.6 million.
Fabricated Products segment operating activities provided $52.0 million of cash during the quarter ended March 31, 2016. Cash provided in the quarter ended March 31, 2016 was primarily related to: (i) $57.9 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $4.7 million; (iii) a decrease in inventory of $9.0 million due to a reduction in inventory, as well as a $4.9 million lower of cost or market charge; (iv) an increase in accounts payable and other accrued liabilities of $4.1 million due to an increase in general business activities and the timing of payments, partially offset by an increase in accounts receivable of $24.4 million due primarily to sales made later in the quarter.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $37.2 million during the quarter ended March 31, 2017 consisted primarily of payments relating to: (i) general and administrative costs of $10.1 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to the 2016 year; (iii) our short-term incentive program in the amount of $6.7 million; and (iv) interest on the Revolving Credit Facility of $0.3 million.
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
Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2017 was $14.6 million, compared to $25.8 million of cash used during the quarter ended March 31, 2016. Cash used during the quarter ended March 31, 2017 and March 31, 2016 was related to capital expenditures.

All Other – Cash provided by investing activities for All Other was $36.0 million during the quarter ended March 31, 2017 and primarily consisted of proceeds from the disposition of available for sale securities of $110.9 million, partially offset by purchases of available for sale securities of $74.7 million and capital expenditures of $0.2 million. Cash provided by investing activities for All Other during the quarter ended March 31, 2016 was $19.9 million and primarily consisted of proceeds from the disposition of available for sale securities.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the quarter ended March 31, 2017 and March 31, 2016.
All Other – Cash used in financing activities during the quarter ended March 31, 2017 was $46.3 million, representing: (i) $32.6 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $9.3 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; and (iii) $4.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
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
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures and investments, debt service obligations and other cash requirements for at least the next twelve months, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $20.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $400.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 17, 2017	March 31, 2017
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$293.9
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)	(7.7)
Net remaining borrowing availability	$292.3	$286.2
Borrowing rate (if applicable)[1]	4.25%	4.25%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next

12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016 for mandatory principal and cash interest payments on the outstanding borrowings.
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
The most significant example is our Trentwood efficiency and modernization project, a multi-year, $150.0 million capital investment initiative that upgrades equipment throughout the Trentwood process flow to reduce conversion costs and increase efficiency, further improving our competitive cost position on all of Trentwood's products. A significant portion of this investment will focus on modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both Aero/HS and GE products. Although the primary purpose of this project is to improve cost efficiency and product quality, further significant project activity in 2017 will also position Trentwood with additional manufacturing capacity to address anticipated sales growth in 2018 and beyond.
Total capital expenditures were $14.8 million and $25.9 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. For the full year of 2017, we anticipate capital spending will be approximately $80.0 million for purposes of continued spending on the Trentwood efficiency and modernization project and sustaining capital spending throughout the manufacturing platform. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 9 and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2017 and March 31, 2016, and declared subsequent to March 31, 2017.
We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our 5.875% Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our 5.875% Senior Notes.
We also pay quarterly dividend equivalents to the holders of certain restricted stock units and performance shares. Holders of performance shares granted beginning in 2014 are not paid a quarterly dividend equivalent, but instead are entitled to receive, in connection with the issuance of underlying shares of common stock for performance shares that ultimately vest, a one-time payment equal to the dividends such holder would have received if the number of such shares of common stock so issued had been held of record by such holder from the date of grant of such performance shares through the date of such issuance.
Repurchases of Common Stock
See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the quarters ended March 31, 2017 and March 31, 2016 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program. On April 17, 2017, we announced that our Board of Directors authorized an additional $100.0 million for share repurchases under our share repurchase program.
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2017 and March 31, 2016 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
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
To preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes: (i) our amended certificate of incorporation maintains restrictions on transfers of our stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382 and (ii) we have adopted a tax asset protection rights plan ("Tax Asset Rights Plan") designed to deter transfers of our common stock that could result in an ownership change pursuant to Section 382.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the quarter ended March 31, 2017, we granted additional stock-based awards to certain members of management under our equity incentive plans (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $20.0 million to the VEBAs during the first quarter of 2017 with respect to 2016.
During the quarter ended March 31, 2017, our contractual obligations relating to firm commitments for scrap metal purchases increased by $14.4 million for purchases to be made in the remainder of 2017.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2016.
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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. We discuss our critical accounting estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016.
In January 2017, we prospectively adopted Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step goodwill impairment test that required companies to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. Furthermore, see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of the carrying values of the goodwill and intangible asset related to our Chandler, Arizona (Extrusion) facility. There have been no other material changes in our critical accounting estimates and policies since December 31, 2016.
New Accounting Pronouncements
For a discussion of recently adopted and recently issued but not yet adopted accounting pronouncements, see "New Accounting Pronouncements" in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report.
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
Aluminum
See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments. During the quarters ended March 31, 2017 and March 31, 2016, settlements of derivative contracts covering 44.0 million pounds and 52.0 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At March 31, 2017, we had derivative contracts with respect to approximately 129.0 million pounds, 56.2 million pounds, 17.2 million pounds, 1.0 million pounds and 1.0 million pounds to hedge sales to be made in 2017, 2018, 2019, 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum as of March 31, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $20.5 million and $14.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of March 31, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.0 million and $1.5 million, respectively.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of alloying metals, including copper and zinc. As of March 31, 2017, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper ("Alloy Hedges") by our manufacturing facilities. Our Alloy Hedges are designated and qualify as cash flow hedges. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these Alloy Hedges. We estimate that a $.10 per pound decrease in the LME market price of zinc as of March 31, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.3 million and $0.4 million, respectively. We estimate that a $.10 per pound decrease in the Commodity Exchange ("COMEX") market price of copper as of March 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.2 million, with corresponding changes to the net fair value of our Alloy Hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of March 31, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 74%, 72% and 61% of the expected natural gas purchases for the remainder of 2017, 2018 and 2019, respectively. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.6 million and $5.0 million on March 31, 2017 and December 31, 2016, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of March 31, 2017, we had physical delivery commitments with firm prices covering approximately 54%, of the expected electricity purchases for each of the remainder of 2017, 2018 and 2019, respectively.
Foreign Currency
As of March 31, 2017, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. These derivative instruments are designated and qualify as cash flow hedges; therefore, periodic gain and loss related to market value adjustments are deferred in Accumulated other comprehensive loss until depreciation on the underlying equipment commences. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of March 31, 2017, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through August 2017. We estimate that a 10% decrease in the March 31, 2017 exchange rate of euros to US dollars would have resulted in an immaterial unrealized mark-to-market loss.
Other than the cash flow hedges discussed above, there have been no other changes or developments that would materially affect the foreign currency risk assessment performed as of December 31, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2016.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2017:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2017 - January 31, 2017	—	$—	110,935	$79.08	$79.7
February 1, 2017 - February 28, 2017	—	—	101,663	79.56	$71.6
March 1, 2017 - March 31, 2017	55,888	79.68	202,748	78.05	$55.7
Total	55,888	$79.68	415,346	$78.69	N/A
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

[2]
In April 2015, our Board of Directors authorized an increase of $100.0 million for repurchases of our common stock, of which $55.7 million remained available for further share repurchases as of March 31, 2017. On April 17, 2017, we announced that our Board of Directors authorized an additional $100.0 million for share repurchases under our share repurchase program. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our 5.875% Senior Notes.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	2017 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.2
2017 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.3
2017 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.4	2017-2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.5
Form of Amendment to 2016 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

*10.6	Description of 2017 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan.

*10.7	Description of 2017-2019 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 21, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	2017 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.2
2017 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.3
2017 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.4	2017-2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

10.5
Form of Amendment to 2016 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 19, 2017, File No. 001-09447).

*10.6	Description of 2017 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan.

*10.7	Description of 2017-2019 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.