Form 10-Q
period 2017-06-30
KAISER ALUMINUM CORP
filed 2017-07-28
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                                             Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 17, 2017, there were 16,917,623 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57.1	$55.2
Short-term investments	175.7	231.0
Receivables:
Trade receivables, net	145.6	137.7
Other	10.7	11.9
Inventories	199.9	201.6
Prepaid expenses and other current assets	26.8	18.5
Total current assets	615.8	655.9
Property, plant and equipment, net	552.1	530.9
Deferred tax assets, net	138.3	159.7
Intangible assets, net	25.7	26.4
Goodwill	18.8	37.2
Other assets	36.0	33.4
Total	$1,386.7	$1,443.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84.2	$75.8
Accrued salaries, wages and related expenses	34.6	49.1
Other accrued liabilities	37.5	40.1
Total current liabilities	156.3	165.0
Net liabilities of Salaried VEBA	28.0	28.6
Deferred tax liabilities	3.3	3.3
Long-term liabilities	61.1	73.2
Long-term debt	369.2	368.7
Total liabilities	617.9	638.8
Commitments and contingencies – Note 8
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2017 and December 31, 2016; no shares were issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2017 and at December 31, 2016; 22,392,995 shares issued and 16,923,738 shares outstanding at June 30, 2017; 22,332,732 shares issued and 17,651,461 shares outstanding at December 31, 2016	0.2	0.2
Additional paid in capital	1,049.3	1,047.4
Retained earnings	97.6	75.2
Treasury stock, at cost, 5,469,257 shares at June 30, 2017 and 4,681,271 shares at December 31, 2016, respectively	(344.0)	(281.4)
Accumulated other comprehensive loss	(34.3)	(36.7)
Total stockholders' equity	768.8	804.7
Total	$1,386.7	$1,443.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions of dollars, except share and per share amounts)
Net sales	$356.3	$334.9	$711.6	$678.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	277.7	250.4	555.5	512.4
Lower of cost or market inventory write-down	—	—	—	4.9
Unrealized loss (gain) on derivative instruments	11.9	(10.9)	(3.2)	(14.9)
Depreciation and amortization	9.5	9.0	19.1	17.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	26.3	27.5	50.0	53.6
Net periodic postretirement benefit cost relating to Salaried VEBA	1.1	0.9	2.2	1.7
Gain on removal of Union VEBA net assets – Note 6	—	—	(1.3)	(0.1)
Total selling, general, administrative, research and development	27.4	28.4	50.9	55.2
Goodwill impairment	18.4	—	18.4	—
Other operating charges, net	—	0.1	—	0.1
Total costs and expenses	344.9	277.0	640.7	575.4
Operating income	11.4	57.9	70.9	102.7
Other (expense) income:
Interest expense	(5.5)	(5.5)	(11.1)	(9.2)
Other income (expense), net – Note 13	1.0	(10.7)	1.6	(10.4)
Income before income taxes	6.9	41.7	61.4	83.1
Income tax provision	(2.2)	(15.7)	(20.7)	(30.8)
Net income	$4.7	$26.0	$40.7	$52.3

Net income per common share:
Basic	$0.28	$1.45	$2.37	$2.92
Diluted	$0.27	$1.43	$2.34	$2.87
Weighted-average number of common shares outstanding (in thousands):
Basic	17,003	17,871	17,193	17,867
Diluted	17,201	18,194	17,418	18,194

Dividends declared per common share	$0.50	$0.45	$1.00	$0.90

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions of dollars)
Net income	$4.7	$26.0	$40.7	$52.3
Other comprehensive income, net of tax – Note 14:
Defined benefit pension plan and VEBAs	0.8	0.7	1.7	1.5
Available for sale securities	0.2	0.3	0.3	0.3
Other	0.1	(0.1)	0.4	—
Other comprehensive income, net of tax	1.1	0.9	2.4	1.8
Comprehensive income	$5.8	$26.9	$43.1	$54.1

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2016	17,651,461	$0.2	$1,047.4	$75.2	$(281.4)	$(36.7)	$804.7
Net income	—	—	—	40.7	—	—	40.7
Other comprehensive income, net of tax	—	—	—	—	—	2.4	2.4
Issuance of non-vested shares to non-employee directors	11,817	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,282	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	102,737	—	—	—	—	—	—
Cancellation of employee non-vested shares	(378)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(56,195)	—	(4.5)	—	—	—	(4.5)
Repurchase of common stock	(787,986)	—	—	—	(63.2)	—	(63.2)
Cancellation of treasury stock	—	—	(0.2)	(0.4)	0.6	—	—
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(17.9)	—	—	(17.9)
Amortization of unearned equity compensation	—	—	6.4	—	—	—	6.4
BALANCE, June 30, 2017	16,923,738	$0.2	$1,049.3	$97.6	$(344.0)	$(34.3)	$768.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(In millions of dollars)
Cash flows from operating activities:
Net income	$40.7	$52.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	18.4	16.9
Amortization of definite-lived intangible assets	0.7	0.8
Amortization of debt discount and debt issuance costs	0.6	0.5
Deferred income taxes	19.9	31.3
Non-cash equity compensation	6.6	5.7
Lower of cost or market inventory write-down	—	4.9
Gain on sale of available for sale securities	(1.3)	—
Non-cash unrealized gain on derivative instruments	(3.2)	(14.9)
Goodwill impairment	18.4	—
Loss on extinguishment of debt	—	11.1
Loss on disposition of property, plant and equipment	0.1	—
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	2.2	1.7
Other non-cash changes in assets and liabilities	(1.2)	0.9
Changes in operating assets and liabilities:
Trade and other receivables	(6.7)	(20.0)
Inventories, excluding lower of cost or market write-down	1.7	(2.8)
Prepaid expenses and other current assets	(4.2)	(2.7)
Accounts payable	10.1	3.4
Accrued liabilities	(9.8)	17.4
Annual variable cash contributions to VEBAs	(20.0)	(19.5)
Long-term assets and liabilities, net	0.1	(14.8)
Net cash provided by operating activities	73.1	72.2
Cash flows from investing activities[1]:
Capital expenditures	(39.7)	(42.3)
Purchase of available for sale securities	(128.0)	(72.4)
Proceeds from disposition of available for sale securities	184.2	30.0
Net cash provided by (used in) investing activities	16.5	(84.7)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 8.25% Senior Notes	—	(206.0)
Issuance of 5.875% Senior Notes	—	375.0
Cash paid for debt issuance costs	—	(6.9)
Proceeds from stock option exercises	—	1.0
Repayment of capital lease	(0.1)	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.5)	(2.8)
Repurchase of common stock	(64.4)	(8.5)
Cash dividends and dividend equivalents paid	(17.9)	(16.3)
Net cash (used in) provided by financing activities	(86.9)	135.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Net increase in cash, cash equivalents and restricted cash during the period	2.7	122.9
Cash, cash equivalents and restricted cash at beginning of period	67.7	83.7
Cash, cash equivalents and restricted cash at end of period	$70.4	$206.6
____________

[1]	See Note 12 for the supplemental disclosure on non-cash transactions.

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
Inventories. Inventories are stated at the lower of cost or market value. On March 31, 2016, we recorded a lower of cost or market inventory write-down of $4.9 million as a result of a decrease in our net realizable value of inventory. The net realizable value reflected commitments as of that date from customers to purchase our inventory at prices that exceeded the Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, reduced by an approximate normal profit margin. There were no additional lower of cost or market inventory adjustments since the quarter ended March 31, 2016.
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At June 30, 2017, the current cost of inventory exceeded its stated LIFO value by $10.1 million. At December 31, 2016, the stated LIFO value of our inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $8.5 million. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at June 30, 2017 and December 31, 2016 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.7 million and $0.9 million during the quarters ended

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2017 and June 30, 2016, respectively. The amount of interest expense capitalized as construction in progress was $1.2 million and $1.8 million during the six months ended June 30, 2017 and June 30, 2016, respectively.
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
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $25.6 million and $26.8 million for the periods ended June 30, 2017 and December 31, 2016, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 2.00% at both June 30, 2017 and December 31, 2016. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.3 million and $3.6 million as of June 30, 2017 and December 31, 2016, respectively.
Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, alloying metals and energy and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 9). The carrying values of hedges settling within one year are included in Prepaid expenses and other current assets or Other accrued liabilities. Carrying values for hedges settling beyond one year are included in Other assets or Long-term liabilities.
We do not meet the documentation requirements for hedge (deferral) accounting related to aluminum and energy derivatives. Accordingly, we record unrealized gain or loss associated with these hedges in the Statements of Consolidated Income within Unrealized loss (gain) on derivative instruments. As such derivatives settle, we reverse any previously recorded unrealized gain or loss associated with these hedges and record the realized gain or loss within Cost of products sold, excluding depreciation and amortization and other items.
Forward swap contracts for zinc and copper ("Alloy Hedges") used in our fabrication operations are designated and qualify as cash flow hedges. Unrealized gain and loss associated with the Alloy Hedges are deferred in Other comprehensive income, net of tax. As Alloy Hedges settle, we reverse any unrealized gain or loss previously recorded within Other comprehensive income, net of tax associated with settling Alloy Hedges and record the realized gain or loss within Cost of products sold, excluding depreciation and amortization and other items.
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. Of these derivative contracts, those that qualify for cash flow hedge accounting are designated as cash flow hedges and the remainder are non-designated hedges. Both realized and unrealized gains and losses of foreign currency forward contracts designated as cash flow hedges are deferred in Accumulated other comprehensive loss and, over the period that the underlying equipment is depreciated, realized gains and losses are recorded as an adjustment to depreciation expense. For non-designated foreign currency forward contracts, gains and losses (both unrealized and realized) are reflected as an increase or reduction in Other income (expense), net.
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
Financial assets and liabilities that we measure at fair value each period include our derivative instruments and available for sale securities, consisting of debt investment securities and investments related to our deferred compensation plan (see Note 6). Additionally, we measure at fair value once each year at December 31 the plan assets of the Salaried VEBA (defined in Note 6) and our Canadian defined benefit pension plan. We record our remaining financial assets and liabilities at carrying value.
The majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See Note 4 for a discussion of the goodwill impairment charge recorded during the three months ended June 30, 2017 related to the operations at our Chandler, Arizona (Extrusion) facility.
We concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and six months ended June 30, 2017.
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
We do not anticipate any material impact on our consolidated financial statements upon the adoption of the following accounting pronouncements: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (iii) ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; and (iv) ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.

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
2. Supplemental Balance Sheet Information

	June 30, 2017	December 31, 2016
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$30.7	$37.9
Commercial paper	26.4	17.3
Total	$57.1	$55.2

Trade Receivables, Net
Billed trade receivables	$146.4	$138.2
Unbilled trade receivables	0.3	0.3
Trade receivables, gross	146.7	138.5
Allowance for doubtful receivables	(1.1)	(0.8)
Trade receivables, net	$145.6	$137.7

Inventories
Finished products	$60.7	$73.8
Work-in-process	81.2	71.7
Raw materials	53.4	51.1
Operating supplies	4.6	5.0
Total	$199.9	$201.6

Property, Plant and Equipment, Net
Land and improvements	$22.8	$22.7
Buildings and leasehold improvements	90.0	88.6
Machinery and equipment	625.0	615.1
Construction in progress	62.4	34.8
Property, plant and equipment, gross	800.2	761.2
Accumulated depreciation	(248.4)	(230.6)
Assets held for sale	0.3	0.3
Property, plant and equipment, net	$552.1	$530.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2017	December 31, 2016
	(In millions of dollars)
Other Accrued Liabilities
Uncleared cash disbursements	$8.2	$5.8
Accrued income taxes and taxes payable	7.7	4.3
Accrued annual contribution to VEBAs	11.5	20.0
Accrued interest	2.9	2.9
Other	7.2	7.1
Total	$37.5	$40.1

Long-Term Liabilities
Workers' compensation accruals	$24.5	$25.0
Long-term environmental accrual – Note 8	15.8	15.8
Long-term portion of contingent contribution to Union VEBA – Note 6	—	12.8
Other long-term liabilities	20.8	19.6
Total	$61.1	$73.2
3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2017 was $5.8 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million and $11.4 million for the quarter and six months ended June 30, 2017, respectively, and $3.1 million for both the quarter and six months ended June 30, 2016. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 5.875% Senior Notes, which are Level 1 liabilities, was calculated based on broker quotes and was approximately $396.8 million and $390.8 million at June 30, 2017 and December 31, 2016, respectively.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"), of which $197.8 million principal amount remained outstanding at December 31, 2015. On June 1, 2016 we redeemed in full all remaining 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $2.8 million and $7.1 million for the quarter and six months ended June 30, 2016, respectively. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $294.9 million of borrowing availability under the Revolving Credit Facility at June 30, 2017, based on the borrowing base determination then in effect. At June 30, 2017, there were no borrowings under the Revolving Credit Facility and $8.1 million was being used to support outstanding letters of credit, leaving $286.8 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.50% at June 30, 2017.
4. Goodwill
Goodwill is related to our acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment. During the quarter ended June 30 2017, following a qualitative review of these facilities, we identified several factors that indicated that long-term demand for hard alloy extruded shapes was less than prior

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

assumptions used to develop forecasts for the Chandler, Arizona (Extrusion) facility. Such factors included: (i) the reduction of build rates of wide body commercial aircraft; (ii) additional substitution away from hard alloy extruded shapes in favor of composites, titanium and/or aerospace aluminum plate in the manufacture of commercial aircraft; and (iii) continued low build rates for business jets. Based on these factors, we tested for goodwill impairment using level 3 inputs and a combination of an income approach using the estimated discounted cash flow and a market-based valuation methodology. Having determined that the carrying value of the Chandler, Arizona (Extrusion) facility exceeded its fair value as of June 30, 2017, an impairment charge of $18.4 million for the quarter ended June 30, 2017 was recorded within Operating income in the Statements of Consolidated Income. As this goodwill is deductible for income tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.
A reconciliation of the change in the carrying value of goodwill was as follows (in millions):

	June 30, 2017	December 31, 2016
	(In millions of dollars)
Balance at beginning of year	$37.2	$37.2
Goodwill impairment	(18.4)	—
Balance at end of period	$18.8	$37.2
Other than the impairment discussed above, we identified no other indicators of impairment associated with the remainder of our goodwill during the six months ended June 30, 2017.
5. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Domestic	$1.9	$15.5	$20.1	$30.4
Foreign	0.3	0.2	0.6	0.4
Total	$2.2	$15.7	$20.7	$30.8
The income tax provision for the quarters ended June 30, 2017 and June 30, 2016 was $2.2 million and $15.7 million, respectively, reflecting an effective tax rate of 31.7% and 37.7%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2017 was due to: (i) a decrease of $0.1 million for the recognition of excess tax benefits from stock-based compensation, resulting in a 1.5% decrease to the blended statutory tax rate; (ii) a decrease of $0.1 million to the valuation allowance for certain state net operating losses, resulting in a 1.4% decrease to the blended statutory tax rate; and (iii) a decrease of $0.2 million related to unrecognized tax benefits, including interest and penalties, resulting in a 3.0% decrease to the blended statutory tax rate.
There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2016.
The income tax provision for the six months ended June 30, 2017 and June 30, 2016 was $20.7 million and $30.8 million, respectively, reflecting an effective tax rate of 33.8% and 37.1%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2017 was due to: (i) a decrease of $1.7 million for the recognition of excess tax benefits from stock-based compensation, resulting in a 2.7% decrease to the blended statutory tax rate; (ii) a decrease of $0.5 million to the valuation allowance for certain state net operating losses, resulting in a 0.9% decrease to the blended statutory tax rate; and (iii) a decrease of $0.2 million related to unrecognized tax benefits, including interest and penalties, resulting in a 0.3% decrease to the blended statutory tax rate.
There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively, of which, $0.4 million and $0.7 million would be recorded through our income tax provision and thus impact the effective tax rate at June 30, 2017 and December 31, 2016, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
6. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (ii) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan; (iii) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW"), the International Association of Machinists and certain other unions at certain of our production facilities; and (iv) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility.
Deferred Compensation Program. We have a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various investment funds at certain registered investment companies and are accounted for as available for sale securities within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2017 and December 31, 2016 was $9.5 million and $8.2 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
Union VEBA Postretirement Obligation. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA"). We have an obligation to make variable cash contributions to the Union VEBA with respect to periods through September 2017. During the first quarter of 2017, we paid $17.1 million to the Union VEBA with respect to the twelve months ended December 31, 2016, and in the first quarter of 2018, we will make a final cash contribution to the Union VEBA with respect to the nine months ending September 30, 2017. The final contribution amount is variable but cannot exceed $12.8 million. As of June 30, 2017, $11.5 million was recorded within Other accrued liabilities for this final contribution.
Salaried VEBA Postretirement Obligation. Additionally, certain other retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a separate VEBA that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make annual variable cash contributions to the Salaried VEBA based on the contribution formula discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The contribution amount cannot exceed $2.9 million per year. Our contribution with respect to 2016 was $2.9 million, which we paid in the first quarter of 2017. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
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
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of prior service costs associated with plan amendments and net gains or losses on assets. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and six months ended June 30, 2017 and June 30, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Salaried VEBA:
Service cost[1]	$—	$—	$—	$—
Interest cost	0.8	0.8	1.5	1.5
Expected return on plan assets	(1.1)	(1.0)	(2.1)	(2.0)
Amortization of prior service cost	1.2	1.0	2.4	2.0
Amortization of net actuarial loss	0.2	0.1	0.4	0.2
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.1	$0.9	$2.2	$1.7
____________

[1]	The service cost was insignificant for all periods presented.
The following table presents the total charges (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Included within Fabricated Products:
Deferred compensation plan	$0.1	$0.1	$0.2	$0.1
Defined contribution plans	1.4	1.5	5.5	5.1
Multiemployer pension plans	1.2	1.2	2.3	2.3
Total Fabricated Products	$2.7	$2.8	$8.0	$7.5

Included within All Other:
Deferred compensation plan	0.3	0.1	0.7	0.2
Defined contribution plans	0.1	0.2	0.6	0.6
Net periodic postretirement benefit cost relating to Salaried VEBA	1.1	0.9	2.2	1.7
Gain on removal of Union VEBA net assets	—	—	(1.3)	(0.1)
Total All Other	$1.5	$1.2	$2.2	$2.4
Total	$4.2	$4.0	$10.2	$9.9
For all periods presented, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
7. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets of our Fabricated Products business. Most of our production facilities have similar

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

programs for both hourly and salaried employees. As of June 30, 2017, we had a liability of $10.4 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2017 STI Plan.
Long-Term Incentive Programs ("LTI Programs")
General. Prior to May 26, 2016, executive officers and other key employees of the Company, as well as non-employee directors of the Company, were eligible to participate in the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan ("2006 Plan"). On May 26, 2016, our stockholders approved the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"), which replaced and succeeded in its entirety the 2006 Plan. No grants will be made under the 2006 Plan on or after May 26, 2016, but outstanding awards granted under the 2006 Plan will continue unaffected. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2016 Plan, the number of shares of common stock available for awards is limited to 1,045,000 shares, minus, (i) one share for every one share subject to an award granted under the 2006 Plan between December 31, 2015 and the effective date of the 2016 Plan, plus (ii) any shares of our common stock that become available under the 2016 Plan as a result of forfeiture, cancellation, expiration, or cash settlement of awards. At June 30, 2017, 762,796 shares were available for awards under the 2016 Plan.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-vested common shares and restricted stock units	$1.2	$1.2	$2.5	$2.3
TSR-Based Performance Shares	1.2	1.4	2.5	2.5
CP-Based Performance Shares	0.8	0.4	1.2	0.5
EVA-Based Performance Shares	0.2	—	0.2	0.3
Total non-cash compensation expense	$3.4	$3.0	$6.4	$5.6
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fabricated Products	$1.2	$1.1	$2.4	$1.9
All Other	2.2	1.9	4.0	3.7
Total non-cash compensation expense	$3.4	$3.0	$6.4	$5.6
Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of June 30, 2017:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
Non-vested common shares and restricted stock units	$8.5	2.0
TSR-Based Performance Shares	$6.8	1.9
CP-Based Performance Shares	$6.9	2.3
EVA-Based Performance Shares	$1.7	2.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares for the six months ended June 30, 2017 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		TSR-Based Performance Shares		CP-Based Performance Shares		EVA-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	114,658	$69.51	61,800	$74.94	394,525	$90.30	63,678	$80.46	—	$—
Granted[1]	11,817	86.92	62,275	73.14	65,044	97.88	65,044	79.69	32,504	79.69
Vested	(46,689)	71.46	(8,655)	76.94	(94,082)	83.18	—	—	—	—
Forfeited[1]	(378)	69.83	(5,029)	79.70	(4,595)	95.98	(2,890)	79.90	(1,044)	79.69
Canceled[1]	—	—	—	—	(55,288)	83.18	—	—	—	—
Outstanding at June 30, 2017	79,408	$70.95	110,391	$73.71	305,604	$95.31	125,832	$80.07	31,460	$79.69
____________

[1]
For performance shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-vested common shares	$86.92	$86.11	$86.92	$86.11
Restricted stock units	$—	$88.27	$73.14	$75.57
TSR-Based Performance Shares	$—	$—	$97.88	$93.02
CP-Based Performance Shares	$—	$—	$79.69	$80.46
EVA-Based Performance Shares	$—	$—	$79.69	$—
Stock Options. As of December 31, 2016, we had 1,543 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share, all of which subsequently expired on April 2, 2017. No options were granted during the six months ended June 30, 2017, and no options were outstanding as of June 30, 2017.
Under each of the 2006 Plan and 2016 Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2017 and June 30, 2016, 56,195 and 35,430 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

8. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3 and Note 9).
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
We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Spokane, Washington ("Trentwood") facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology ("Washington State Ecology"), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. As we have finished a number of sections of the work plan, we have received approval from Washington State Ecology on satisfactory completion of those sections. Additionally, in cooperation with Washington State Ecology, to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility, we constructed a pilot test facility and began treatment operations at the test facility in the first half of 2016. As the success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals as facts and cost estimates regarding the groundwater treatment method and the operation of the treatment facility become available.
 During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. Since 2014, we have completed a number of preliminary steps in the preparation of completing the final risk assessment and feasibility study, both of which are subject to review and approval by the OEPA. As work continues and progresses to a final risk assessment and feasibility study, we will establish and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 to 15 months.
At June 30, 2017, our environmental accrual of $16.9 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management's estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $12.2 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.
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
Our derivative activities are overseen by a hedging committee ("Hedging Committee"), which is composed of our chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy, and management reports to our Board of Directors on the scope of its activities.
We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major, investment grade financial institutions or trading companies. Hedging transactions are governed by negotiated reciprocal credit lines, which generally require collateral to be posted above specified credit thresholds. We believe the risk of loss is remote and contained due to counterparty credit quality, our diversification practice and collateral requirements.
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $0.4 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At June 30, 2017, we had no cash collateral posted from any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 11.
Notional Amount of Derivative Contracts. The following table summarizes our derivative positions at June 30, 2017:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Purchased put option contracts	7/17 through 12/17	26.8
Fixed price purchase contracts	7/17 through 12/21	185.4
Fixed price sales contracts	8/17 through 11/19	1.1
Midwest premium swap contracts[1]	7/17 through 12/21	184.3

Alloying Metals	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	7/17 through 6/18	5.4

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	7/17 through 12/19	3,890,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	8/17 through 4/18	406,904
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of June 30, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 73% of the expected natural gas purchases for the remainder of 2017 and 71% of the expected natural gas purchases for both 2018 and 2019.

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
Designated Alloying Metal Hedges. We enter into agreements with suppliers to purchase alloying metals (zinc and copper) used as raw materials in our fabrication operations at fluctuating prices that we are unable to pass along to our customers. We mitigate our exposure to metal price risk by entering into Alloy Hedges with third-party financial institutions at predetermined/fixed prices at stated delivery dates. Our Alloy Hedges are expected to be highly effective because monthly settlements correspond to forecasted physical purchases of alloying metals by our manufacturing facilities. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income, net of tax, and is reclassified into the Statements of Consolidated Income during the month of settlement to Cost of products sold (See Note 14). As of June 30, 2017, we estimate the net gain of $0.1 million will be reclassified from Accumulated other comprehensive loss into Net income within the next 12 months. We incurred no ineffectiveness on these hedges during the quarter and six months ended June 30, 2017.
Foreign Currency Cash Flow Hedges. We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. Such agreements require that we make payments in foreign currency to the vendor over time based on milestone achievements. We use foreign currency forward contracts designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers so that we mitigate our exposure to currency exchange rate fluctuations on these purchases. Certain of these derivative contracts are designated and qualify for cash flow hedge accounting and the remainder are non-designated hedges. As of June 30, 2017, we had one remaining open foreign currency forward contract designated as a cash flow hedge with a weighted average exchange rate of 1.12 euro to US dollar. The effective portion of the fair value on our designated foreign currency cash flow hedges is recorded within Other comprehensive income, net of tax, and is reclassified into the Statements of Consolidated Income on the same line item and the same period in which the underlying equipment is depreciated. Additionally, we had four open foreign currency forward contracts that were not designated as a cash flow hedges as of June 30, 2017 with a weighted average exchange rate of 1.08 euro to US dollar. Realized and unrealized periodic gains and losses of non-designated foreign currency forward contracts are reflected as a reduction or increase in Other income (expense), net.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gain and Loss. Realized and unrealized (gain) loss included on the Statements of Consolidated Income associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Realized (gain) loss:
Aluminum	$(5.2)	$1.0	$(9.8)	$3.7
Natural gas	0.1	1.6	0.1	3.3
Alloy Hedges	0.2	—	0.1	—
Total realized (gain) loss[1]	$(4.9)	$2.6	$(9.6)	$7.0

Unrealized loss (gain):
Aluminum	$11.6	$(6.9)	$(4.7)	$(10.0)
Natural gas	0.3	(4.0)	1.5	(4.9)
Total unrealized loss (gain)[2]	$11.9	$(10.9)	$(3.2)	$(14.9)
______________________

[1]	Recorded within Cost of products sold, excluding depreciation, amortization and other items within the Fabricated Products segment.

[2]	Recorded within Unrealized loss (gain) on derivative instruments within the Fabricated Products segment.
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
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Purchased put option contracts	$—	$0.1	$—	$0.1
Fixed price purchase contracts	—	9.5	—	9.5
Midwest premium swap contracts	—	0.3	—	0.3
Natural gas – Fixed price purchase contracts	—	0.3	—	0.3

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	0.2	—	0.2
Total derivative assets[1]	$—	$10.4	$—	$10.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(0.1)	$—	$(0.1)
Midwest premium swap contracts	—	(2.0)	—	(2.0)
Natural gas – Fixed price purchase contracts	—	(0.7)	—	(0.7)

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	—	—	—
Total derivative liabilities[2]	$—	$(2.8)	$—	$(2.8)
____________

[1]	Of the $10.4 million in total derivative assets, $9.1 million and $1.3 million were recorded within Prepaid expenses and other current assets and Other assets, respectively.

[2]	Of the $2.8 million in total derivative liabilities, $1.9 million and $0.9 million were recorded within Other accrued liabilities and Long-term liabilities, respectively.
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$3.3	$—	$3.3
Midwest premium swap contracts	—	0.9	—	0.9
Natural gas – Fixed price purchase contracts	—	1.6	—	1.6
Total derivative assets[1]	$—	$5.8	$—	$5.8

DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(1.1)	$—	$(1.1)
Midwest premium swap contracts	—	(0.2)	—	(0.2)
Natural gas – Fixed price purchase contracts	—	(0.4)	—	(0.4)

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	(0.1)	—	(0.1)
Total derivative liabilities[2]	$—	$(1.8)	$—	$(1.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

____________

[1]	Of the $5.8 million in total derivative assets, $5.0 million and $0.8 million were recorded within Prepaid expenses and other current assets and Other assets, respectively.

[2]	Of the $1.8 million in total derivative liabilities, $0.8 million and $1.0 million were recorded within Other accrued liabilities and Long-term liabilities, respectively.
The aggregate fair value of our derivatives at June 30, 2017 and December 31, 2016 was a net asset of $7.6 million and a net asset of $4.0 million, respectively. The increase in the net asset position during the six months ended June 30, 2017 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of positions during the period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating income.
Offsetting Information. We enter into derivative contracts with counterparties subject to enforceable master netting arrangements and, from time to time, not subject to netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets. We had no cash collateral pledged or received with our counterparties as of both June 30, 2017 and December 31, 2016.
The following tables present offsetting information regarding our derivatives by type of counterparty as of June 30, 2017 (in millions of dollars):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$10.4	$—	$10.4	$2.8	$7.6
Total	$10.4	$—	$10.4	$2.8	$7.6

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$(2.8)	$—	$(2.8)	$(2.8)	$—
Total	$(2.8)	$—	$(2.8)	$(2.8)	$—
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
Fair Value of Other Financial Instruments
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At June 30, 2017, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At June 30, 2017 and December 31, 2016, the total unrealized loss, net of tax, included in Accumulated other comprehensive loss was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk. See Note 2 for components of cash and cash equivalents.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of June 30, 2017 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30.7	$26.4	$—	$57.1
Short-term investments	—	175.7	—	175.7
Total	$30.7	$202.1	$—	$232.8
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic and diluted net income per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$4.7	$26.0	$40.7	$52.3
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	17,003	17,871	17,193	17,867
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and stock options	198	323	225	327
Diluted[2]	17,201	18,194	17,418	18,194

Net income per common share, Basic:	$0.28	$1.45	$2.37	$2.92
Net income per common share, Diluted:	$0.27	$1.43	$2.34	$2.87
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters and six months ended June 30, 2017 and June 30, 2016 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-vested common shares, restricted stock units and performance shares	55	2	56	65
Total excluded	55	2	56	65
Dividends. During the six months ended June 30, 2017 and June 30, 2016, we paid a total of approximately $17.9 million and $16.3 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
Stock Repurchase Program. From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Such repurchases of our common stock are recorded as Treasury stock. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to, among other things, internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes repurchases recorded as treasury stock for each period presented:

	Six Months Ended
	June 30,
	2017	2016
Number of common shares repurchased	787,986	109,033
Weighted-average repurchase price (dollars per share)	$80.26	$79.04
Total cost of repurchased common shares (in millions of dollars)	$63.2	$8.6
At June 30, 2017, $125.2 million were available to repurchase our common shares pursuant to the stock repurchase program.
11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At June 30, 2017, approximately 63% of our employees were covered by collective bargaining agreements and approximately 16% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from June 30, 2017.
In addition to the Fabricated Products segment, we have a business unit, All Other, which provides general and administrative support for our operations. For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment. All Other is not considered a reportable segment.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or other net operating charges.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Fabricated Products	$356.3	$334.9	$711.6	$678.1
Segment operating income (loss):
Fabricated Products	$25.6	$72.1	$96.2	$130.0
All Other	(14.2)	(14.2)	(25.3)	(27.3)
Total operating income	$11.4	$57.9	$70.9	$102.7
Interest expense	(5.5)	(5.5)	(11.1)	(9.2)
Other income (expense), net	1.0	(10.7)	1.6	(10.4)
Income before income taxes	$6.9	$41.7	$61.4	$83.1
Depreciation and amortization:
Fabricated Products	$9.4	$8.8	$18.8	$17.4
All Other	0.1	0.2	0.3	0.3
Total depreciation and amortization	$9.5	$9.0	$19.1	$17.7
Capital expenditures:
Fabricated Products	$24.8	$16.3	$39.4	$42.1
All Other	0.1	0.1	0.3	0.2
Total capital expenditures	$24.9	$16.4	$39.7	$42.3

	June 30, 2017	December 31, 2016
Assets:
Fabricated Products	$991.5	$969.4
All Other[1]	395.2	474.1
Total assets	$1,386.7	$1,443.5
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 9) and net deferred income tax assets.
Net sales for the Fabricated Products segment by end market applications were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Aero/HS products	$165.5	$167.7	$333.0	$344.6
Automotive Extrusions	55.9	48.8	108.9	97.1
GE products	122.0	107.3	245.2	212.7
Other products	12.9	11.1	24.5	23.7
Total net sales	$356.3	$334.9	$711.6	$678.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

All income taxes are paid by the Fabricated Products reporting segment. Geographic information for income taxes paid was as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income taxes paid:
Domestic	$0.3	$0.2	$0.4	$0.3
Foreign	—	0.3	0.1	0.5
Total income taxes paid	$0.3	$0.5	$0.5	$0.8
Concentrations. For the quarter ended June 30, 2017, one customer represented 28% and another represented 12% of Fabricated Products Net sales. For the quarter ended June 30, 2016, one customer represented 27% and another represented 10% of Fabricated Products Net Sales. For the six months ended June 30, 2017, one customer represented 29% and another represented 11% of Fabricated Products Net sales. For the six months ended June 30, 2016, one customer represented 26% and another represented 10% of Fabricated Products Net Sales.
At June 30, 2017, one customer represented 18% and a second customer represented 16% of Trade receivables, net. One individual customer accounted for 18% and two individual customers each accounted for 12% of Trade receivables, net at December 31, 2016.
Information for delivery of our primary aluminum supply from our major suppliers was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	80%	86%	80%	84%
Supply from our largest supplier	24%	36%	25%	33%
Supply from our second and third largest suppliers	35%	30%	33%	32%
12. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2017	2016
	(In millions of dollars)
Interest paid	$10.4	$7.0
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$4.1	$2.6
Stock repurchases not yet settled	$0.6	$0.1
Acquisition of property and equipment through capital leasing arrangements	$0.3	$—

Components of cash, cash equivalents and restricted cash:	June 30, 2017	June 30, 2016
Cash and cash equivalents	$57.1	$195.3
Restricted cash included in Prepaid expenses and other current assets	0.3	0.3
Restricted cash included in Other assets	13.0	11.0
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$70.4	$206.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

13. Other Income (Expense), Net
Other income (expense), net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$—	$—	$—	$0.1
Realized gain on investments	0.7	0.3	1.4	0.3
Loss on extinguishment of debt[1]	—	(11.1)	—	(11.1)
All other income, net	0.3	0.1	0.2	0.3
Other income (expense), net	$1.0	$(10.7)	$1.6	$(10.4)
____________

[1]
Represents the loss on extinguishment of our 8.25% Senior Notes during the quarter ended June 30, 2016, which included an $8.2 million premium paid to redeem the notes and a $2.9 million write-off of unamortized debt issuance costs associated with the notes.

14. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of Accumulated other comprehensive (loss) income ("AOCI") for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Salaried VEBA and defined benefit pension plan:
Beginning balance	$(36.2)	$(30.5)	$(37.1)	$(31.3)
Amortization of net actuarial loss[1]	0.2	0.1	0.4	0.2
Amortization of prior service cost[1]	1.2	1.0	2.4	2.0
Less: income tax expense[2]	(0.6)	(0.4)	(1.1)	(0.8)
Net amortization reclassified from AOCI to Net income	0.8	0.7	1.7	1.4
Translation impact on Canadian pension plan AOCI balance	—	—	—	0.1
Other comprehensive income, net of tax	0.8	0.7	1.7	1.5
Ending balance	$(35.4)	$(29.8)	$(35.4)	$(29.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Available for sale securities:
Beginning balance	$0.9	$(0.1)	$0.8	$(0.1)
Unrealized gain on available for sale securities	1.0	0.4	2.1	0.4
Less: income tax expense	(0.4)	(0.1)	(0.8)	(0.1)
Net unrealized gain on available for sale securities	0.6	0.3	1.3	0.3
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.7)	—	(1.6)	—
Less: income tax benefit[2]	0.3	—	0.6	—
Net unrealized gain reclassified from AOCI to Net income	(0.4)	—	(1.0)	—
Other comprehensive income, net of tax	0.2	0.3	0.3	0.3
Ending balance	$1.1	$0.2	$1.1	$0.2

Other:
Beginning balance	$(0.1)	$(0.2)	$(0.4)	$(0.3)
Unrealized (loss) gain	—	(0.1)	0.3	0.1
Less: income tax expense	—	—	(0.1)	(0.1)
Net (loss) gain	—	(0.1)	0.2	—
Loss reclassified from AOCI to Net income	0.1	—	0.3	—
Less: income tax expense[2]	—	—	(0.1)	—
Net loss reclassified from AOCI to Net income	0.1	—	0.2	—
Other comprehensive income (loss), net of tax	0.1	(0.1)	0.4	—
Ending balance	$—	$(0.3)	$—	$(0.3)

Total AOCI ending balance	$(34.3)	$(29.9)	$(34.3)	$(29.9)
________________

[1]	Amounts reclassified out of AOCI relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

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
The following condensed consolidating financial information as of June 30, 2017 and December 31, 2016, and for the quarters and six months ended June 30, 2017 and June 30, 2016 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49.9	$7.2	$—	$57.1
Short-term investments	—	175.7	—	—	175.7
Receivables:
Trade receivables, net	—	139.0	6.6	—	145.6
Intercompany loans receivable	66.9	0.2	0.6	(67.7)	—
Other	—	10.0	0.7	—	10.7
Inventories	—	196.7	7.7	(4.5)	199.9
Prepaid expenses and other current assets	0.2	26.3	0.3	—	26.8
Total current assets	67.1	597.8	23.1	(72.2)	615.8
Investments in and advances to subsidiaries	1,075.5	41.3	—	(1,116.8)	—
Property, plant and equipment, net	—	521.6	30.5	—	552.1
Long-term intercompany loans receivable	—	—	2.7	(2.7)	—
Deferred tax assets, net	—	133.5	—	4.8	138.3
Intangible assets, net	—	25.7	—	—	25.7
Goodwill	—	18.8	—	—	18.8
Other assets	—	36.0	—	—	36.0
Total	$1,142.6	$1,374.7	$56.3	$(1,186.9)	$1,386.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.8	$77.0	$5.4	$—	$84.2
Intercompany loans payable	—	67.6	0.1	(67.7)	—
Accrued salaries, wages and related expenses	—	33.1	1.5	—	34.6
Other accrued liabilities	2.8	39.3	0.1	(4.7)	37.5
Total current liabilities	4.6	217.0	7.1	(72.4)	156.3
Net liabilities of Salaried VEBA	—	28.0	—	—	28.0
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany loans payable	—	2.7	—	(2.7)	—
Long-term liabilities	—	58.5	2.6	—	61.1
Long-term debt	369.2	—	—	—	369.2
Total liabilities	373.8	306.2	13.0	(75.1)	617.9

Total stockholders' equity	768.8	1,068.5	43.3	(1,111.8)	768.8
Total	$1,142.6	$1,374.7	$56.3	$(1,186.9)	$1,386.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52.9	$2.3	$—	$55.2
Short-term investments	—	231.0	—	—	231.0
Receivables:
Trade receivables, net	—	133.1	4.6	—	137.7
Intercompany receivables	85.8	0.1	0.6	(86.5)	—
Other	—	11.4	0.5	—	11.9
Inventories	—	197.5	8.0	(3.9)	201.6
Prepaid expenses and other current assets	0.1	18.0	0.9	(0.5)	18.5
Total current assets	85.9	644.0	16.9	(90.9)	655.9
Investments in and advances to subsidiaries	1,012.4	40.1	—	(1,052.5)	—
Property, plant and equipment, net	—	499.5	31.4	—	530.9
Long-term intercompany receivables	80.2	—	4.9	(85.1)	—
Deferred tax assets, net	—	154.9	—	4.8	159.7
Intangible assets, net	—	26.4	—	—	26.4
Goodwill	—	37.2	—	—	37.2
Other assets	—	33.4	—	—	33.4
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2.2	$68.9	$4.7	$—	$75.8
Intercompany payable	—	86.4	0.1	(86.5)	—
Accrued salaries, wages and related expenses	—	47.2	1.9	—	49.1
Other accrued liabilities	2.9	52.6	(0.7)	(14.7)	40.1
Total current liabilities	5.1	255.1	6.0	(101.2)	165.0
Net liabilities of Salaried VEBA	—	28.6	—	—	28.6
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany payable	—	85.1	—	(85.1)	—
Long-term liabilities	—	70.5	2.7	—	73.2
Long-term debt	368.7	—	—	—	368.7
Total liabilities	373.8	439.3	12.0	(186.3)	638.8

Total stockholders' equity	804.7	996.2	41.2	(1,037.4)	804.7
Total	$1,178.5	$1,435.5	$53.2	$(1,223.7)	$1,443.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$347.0	$29.8	$(20.5)	$356.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	271.6	25.7	(19.6)	277.7
Unrealized loss on derivative instruments	—	11.9	—	—	11.9
Depreciation and amortization	—	9.0	0.5	—	9.5
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.5	22.8	2.5	(0.5)	26.3
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.1	—	—	1.1
Total selling, general, administrative, research and development	1.5	23.9	2.5	(0.5)	27.4
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	1.5	334.8	28.7	(20.1)	344.9
Operating (loss) income	(1.5)	12.2	1.1	(0.4)	11.4
Other (expense) income:
Interest expense	(4.6)	(0.9)	—	—	(5.5)
Other income, net	—	0.8	0.2	—	1.0
(Loss) income before income taxes	(6.1)	12.1	1.3	(0.4)	6.9
Income tax provision	—	(4.2)	(0.3)	2.3	(2.2)
Earnings in equity of subsidiaries	10.8	0.6	—	(11.4)	—
Net income	$4.7	$8.5	$1.0	$(9.5)	$4.7

Comprehensive income	$5.8	$9.6	$1.0	$(10.6)	$5.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$693.8	$59.1	$(41.3)	$711.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	544.2	51.0	(39.7)	555.5
Unrealized gain on derivative instruments	—	(3.2)	—	—	(3.2)
Depreciation and amortization	—	18.0	1.1	—	19.1
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	2.4	43.7	4.9	(1.0)	50.0
Net periodic postretirement benefit cost relating to Salaried VEBA	—	2.2	—	—	2.2
Gain on removal of Union VEBA net assets	—	(1.3)	—	—	(1.3)
Total selling, general, administrative, research and development	2.4	44.6	4.9	(1.0)	50.9
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	2.4	622.0	57.0	(40.7)	640.7
Operating (loss) income	(2.4)	71.8	2.1	(0.6)	70.9
Other (expense) income:
Interest expense	(10.3)	(0.8)	—	—	(11.1)
Other income, net	—	1.4	0.2	—	1.6
(Loss) income before income taxes	(12.7)	72.4	2.3	(0.6)	61.4
Income tax provision	—	(25.0)	(0.5)	4.8	(20.7)
Earnings in equity of subsidiaries	53.4	1.2	—	(54.6)	—
Net income	$40.7	$48.6	$1.8	$(50.4)	$40.7

Comprehensive income	$43.1	$51.0	$1.8	$(52.8)	$43.1

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12.3)	$82.5	$2.9	$—	$73.1
Cash flows from investing activities:
Capital expenditures	—	(39.5)	(0.2)	—	(39.7)
Purchase of available for sale securities	—	(128.0)	—	—	(128.0)
Proceeds from disposition of available for sale securities	—	184.2	—	—	184.2
Intercompany loans receivable	99.1	(0.1)	2.2	(101.2)	—
Net cash provided by investing activities	99.1	16.6	2.0	(101.2)	16.5
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.5)	—	—	—	(4.5)
Repurchase of common stock	(64.4)	—	—	—	(64.4)
Cash dividends and dividend equivalents paid	(17.9)	—	—	—	(17.9)
Intercompany loans payable	—	(101.2)	—	101.2	—
Net cash used in financing activities	(86.8)	(101.3)	—	101.2	(86.9)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	—	(2.2)	4.9	—	2.7
Cash, cash equivalents and restricted cash at beginning of period	—	65.1	2.6	—	67.7
Cash, cash equivalents and restricted cash at end of period	$—	$62.9	$7.5	$—	$70.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Consolidating Adjustments		Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$190.7	$76.2	$5.3		$(200.0)		$72.2
Cash flows from investing activities:
Capital expenditures	—	(40.8)	(1.5)		—		(42.3)
Purchase of available for sale securities	—	(72.4)	—		—		(72.4)
Proceeds from disposition of available for sale securities	—	30.0	—		—		30.0
Intercompany loans receivable[1]	(219.7)	106.2	(2.4)		115.9		—
Net cash (used in) provided by in investing activities	(219.7)	23.0	(3.9)		115.9		(84.7)
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—	—		—		(206.0)
Issuance of 5.875% Senior Notes	375.0	—	—		—		375.0
Cash paid for debt issuance costs	(6.9)	—	—		—		(6.9)
Proceeds from stock option exercises	1.0	—	—		—		1.0
Repayment of capital lease	—	—	(0.1)		—		(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—		—		(2.8)
Repurchase of common stock	(8.5)	—	—		—		(8.5)
Cash dividends and dividend equivalents paid	(16.3)	—	—		—		(16.3)
Cash dividends paid to Parent	—	(200.0)	—		200.0		—
Intercompany loans payable	(106.5)	222.1	0.3		(115.9)		—
Net cash provided by financing activities	29.0	22.1	0.2	—	84.1	—	135.4
Net increase in cash, cash equivalents and restricted cash during the period	—	121.3	1.6		—		122.9
Cash, cash equivalents and restricted cash at beginning of period	—	83.0	0.7		—		83.7
Cash, cash equivalents and restricted cash at end of period	$—	$204.3	$2.3		$—		$206.6
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

16. Subsequent Events
Dividend Declaration. On July 17, 2017, we announced that our Board of Directors declared a cash dividend of $0.50 per common share. As such, we expect to pay approximately $8.5 million (including dividend equivalents) on or about August 15, 2017 to stockholders of record and the holders of certain restricted stock units at the close of business on July 27, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management's strategies and decisions; (ii) general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended June 30, 2017;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2016.
In the discussion of operating results below, we refer to certain items as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on derivatives related to fluctuations in underlying metal and energy prices and currency exchange rates, lower of cost or market inventory write-downs, non-cash impairments, the impact of discount rate changes on workers' compensation liabilities, legacy environmental expenses related to predecessor operations and gains or losses related to our voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
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
Our pricing policies and hedging program are designed to largely mitigate the impact that fluctuations in underlying metal price may have on our profitability. As such, we provide information regarding value added revenue, which represents Net sales less the Hedged Cost of Alloyed Metal. Hedged Cost of Alloyed Metal is our Midwest Transaction Price of aluminum ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America, plus the cost of alloying elements plus any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Fabricated Products segment value added revenue (including average realized value added revenue and value added revenue by end market applications) is disclosed for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our Net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to Net sales, see "Results of Operations - Segment and Business Unit Information" below.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales for the six months ended June 30, 2017, totaled $711.6 million on 323.1 million pounds shipped from these 12 focused facilities. We employed approximately 2,760 people at June 30, 2017.
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
Highlights of the quarter ended June 30, 2017 include:

•
Shipment increase compared to the quarter and six months ended June 30, 2016 driven by strong demand for GE products and Automotive Extrusions, partially offset by the impact of continued aerospace supply chain destocking;

•	Strong operational performance across our manufacturing platform;

•	Efficient execution of planned equipment upgrades at Trentwood;

•	$18.4 million impairment of goodwill associated with the January 2011 acquisition of our Chandler, Arizona (Extrusion) facility;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $519.6 million as of June 30, 2017;

•	Cash dividend and dividend equivalents payment of $8.6 million; and

•	Repurchase of 372,640 shares of our common stock at the weighted average price per share of $82.00.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $356.3 million and $334.9 million for the quarters ended June 30, 2017 and June 30, 2016, respectively, reflecting a 3% increase in Fabricated Products segment shipment volume and a 3% increase in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to: (i) a 3.2 million pound, or 5%, increase in GE products reflecting the continued solid underlying demand for our GE applications and (ii) a 2.2 million pound, or 9%, increase in Automotive Extrusions driven by significantly higher shipments for bumper programs, partially offset by a 1.0 million pound, or 2%, decrease in Aero/HS products due to aerospace supply chain destocking and temporary plate capacity constraints due to project-related outages at Trentwood. The increase in average realized sales price per pound reflected a $0.13/lb, or 16%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.06/lb, or 5%, decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected: (i) competitive price pressure on spot sales of Aero/HS and GE products and (ii) a leaner value added product mix with less volume on Aero/HS products and more volume on GE products. See the table in "Segment and Business Unit Information" below for further details.

Net sales totaled $711.6 million and $678.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively, reflecting a 3% increase in Fabricated Products segment shipment volume and a 2% increase in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to: (i) a 11.3 million pound, or 9%, increase in GE products reflecting the continued solid underlying demand for our GE applications following first quarter 2017 restocking and (ii) a 3.2 million pound, or 7%, increase in Automotive Extrusions primarily related to significantly higher bumper shipments, partially offset by a 4.3 million pound, or 3%, decrease in Aero/HS products due to aerospace supply chain destocking. The increase in average realized sales price per pound reflected a $0.11/lb, or 13%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.07/lb, or 5%, decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected, as discussed above, competitive price pressure and a leaner value added product mix. See the table in "Segment and Business Unit Information" below for further details.
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
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2017 totaled $277.7 million, or 78% of Net sales, compared to $250.4 million, or 75% of Net sales, for the quarter ended June 30, 2016. The increase of $27.3 million was comprised of: (i) a $25.1 million increase in Hedged Cost of Alloyed Metal and (ii) a $2.2 million increase in net manufacturing conversion and other costs. The increase in net manufacturing conversion and other costs reflected a $2.3 million increase in costs related to product mix, $1.7 million of higher major maintenance expense and a $2.0 million increase in LIFO and other charges, partially offset by a $3.8 million improvement in raw material costs due to favorable scrap pricing and usage. Of the $25.1 million increase in Hedged Cost of Alloyed Metal, $21.4 million was due to higher hedged metal prices and $3.7 million was due to higher shipment volume, as discussed in "Net Sales" above.
Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2017 totaled $555.5 million, or 78% of Net sales, compared to $512.4 million, or 76% of Net sales, for the six months ended June 30, 2016. The increase of $43.1 million was comprised of a $44.0 million increase in Hedged Cost of Alloyed Metal offset by a $0.9 million reduction in net manufacturing conversion and other costs. The reduction in net manufacturing conversion and other costs reflected a $6.0 million improvement in raw material costs due to favorable scrap pricing and usage, partially offset by a $3.4 million increase in costs related to product mix and a $1.7 million increase in LIFO and other charges. Of the $44.0 million increase in Hedged Cost of Alloyed Metal, $36.7 million was due to higher hedged metal prices and $7.3 million was due to higher shipment volume, as discussed in "Net Sales" above. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters and six months ended June 30, 2017 and June 30, 2016.
Lower of Cost or Market Inventory Write-Down. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for information on our inventory lower of cost or market value adjustments.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $26.3 million and $27.5 million for the quarters ended June 30, 2017 and June 30, 2016, respectively. The decrease was due primarily to a decrease in our short-term incentive compensation based on performance factors and modifiers.
SG&A and R&D expense totaled $50.0 million and $53.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease was due primarily to a $2.9 million decrease in our short-term incentive compensation based on performance factors and modifiers and a decrease in professional fees and services of $0.5 million.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA and net periodic postretirement benefit cost relating thereto.
Goodwill Impairment. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for details.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes"), our 8.25% unsecured senior notes, which were redeemed on June 1, 2016, and our revolving credit facility, net of capitalized interest. Interest expense was $5.5 million for each of the quarters ended June 30, 2017 and June 30, 2016, respectively, net of $0.7 million and $0.9 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $11.1 million and $9.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively, net of $1.2 million and $1.8 million of interest expense capitalized as part of construction in progress, respectively.
Other Income (Expense), Net. See Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for details.
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
Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment operating income	$25.6	$72.1	$96.2	$130.0
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(1.5)	2.1	(1.9)	1.9
Mark-to-market (loss) gain on derivative instruments	(11.9)	10.9	3.2	14.9
Non-cash lower of cost or market inventory write-down[2]	—	—	—	(4.9)
Workers' compensation cost due to discounting	(0.1)	0.1	(0.2)	0.1
Goodwill impairment	(18.4)	—	(18.4)	—
Asset impairment charges	—	(0.1)	—	(0.1)
Total non-run-rate items	(31.9)	13.0	(17.3)	11.9
Segment operating income excluding non-run-rate items	$57.5	$59.1	$113.5	$118.1
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

As noted above, segment operating income excluding non-run-rate items for the quarter ended June 30, 2017 was $1.6 million lower than segment operating income excluding such items for the quarter ended June 30, 2016. Lower operating income excluding non-run-rate items reflected a $5.9 million unfavorable sales impact, $1.7 million of higher major maintenance expense and $0.6 million of higher depreciation expense. The unfavorable sales impact was due primarily to the combined effect of a lower value added product mix and lower sales margins as competitive pricing prevented the recovery of higher contained metal costs on spot sales of certain higher value added products. The unfavorable sales impact was partially offset by a $3.8 million improvement from favorable price spreads for scrap raw material purchases and a $2.8 million improvement in net manufacturing conversion and other costs.
Segment operating income excluding non-run-rate items for the six months ended June 30, 2017 was $4.6 million lower than segment operating income excluding such items for the six months ended June 30, 2016. Lower operating income excluding non-run-rate items reflected a $13.8 million unfavorable sales impact and $1.4 million of higher depreciation expense. The unfavorable sales impact was due primarily to product mix and lower sales margin, as discussed above. The unfavorable sales impact was partially offset by a $6.0 million improvement from favorable price spreads for scrap raw material purchases, a $2.4 million improvement in net manufacturing conversion and other costs and a $2.2 million decrease in incentive compensation based on performance factors and modifiers.

The table below provides our Fabricated Products segment shipment and value added revenue information (in millions of dollars, except shipments and value added revenue per pound) by end market applications for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Aero/HS Products:
Shipments (mmlbs)	59.0		60.0		119.4		123.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$165.5	$2.81	$167.7	$2.80	$333.0	$2.79	$344.6	$2.79
Less: Hedged Cost of Alloyed Metal	(55.3)	(0.94)	(50.9)	(0.85)	(110.9)	(0.93)	(105.2)	(0.85)
Value added revenue	$110.2	$1.87	$116.8	$1.95	$222.1	$1.86	$239.4	$1.94

Automotive Extrusions:
Shipments (mmlbs)	25.9		23.7		51.4		48.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$55.9	$2.16	$48.8	$2.06	$108.9	$2.12	$97.1	$2.01
Less: Hedged Cost of Alloyed Metal	(25.6)	(0.99)	(19.5)	(0.82)	(49.1)	(0.96)	(39.1)	(0.81)
Value added revenue	$30.3	$1.17	$29.3	$1.24	$59.8	$1.16	$58.0	$1.20

GE Products:
Shipments (mmlbs)	67.8		64.6		139.0		127.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$122.0	$1.80	$107.3	$1.66	$245.2	$1.76	$212.7	$1.67
Less: Hedged Cost of Alloyed Metal	(66.4)	(0.98)	(53.2)	(0.82)	(132.6)	(0.95)	(105.3)	(0.83)
Value added revenue	$55.6	$0.82	$54.1	$0.84	$112.6	$0.81	$107.4	$0.84

Other Products:
Shipments (mmlbs)	6.8		6.7		13.3		14.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$12.9	$1.90	$11.1	$1.66	$24.5	$1.84	$23.7	$1.61
Less: Hedged Cost of Alloyed Metal	(6.8)	(1.00)	(5.4)	(0.81)	(12.9)	(0.97)	(11.9)	(0.81)
Value added revenue	$6.1	$0.90	$5.7	$0.85	$11.6	$0.87	$11.8	$0.80

Total:
Shipments (mmlbs)	159.5		155.0		323.1		314.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$356.3	$2.23	$334.9	$2.16	$711.6	$2.20	$678.1	$2.16
Less: Hedged Cost of Alloyed Metal	(154.1)	(0.96)	(129.0)	(0.83)	(305.5)	(0.94)	(261.5)	(0.83)
Value added revenue	$202.2	$1.27	$205.9	$1.33	$406.1	$1.26	$416.6	$1.33
For the quarter ended June 30, 2017, Net sales of Fabricated Products increased by 6% to $356.3 million, as compared to the quarter ended June 30, 2016, reflecting a 3% increase in Fabricated Products segment shipment volume and a 5% decrease in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."
For the six months ended June 30, 2017, Net sales of Fabricated Products increased by 5% to $711.6 million, as compared to the six months ended June 30, 2016, reflecting a 3% increase in Fabricated Products segment shipment volume and a 5% decrease in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."

Outlook
Our 2017 outlook for Aero/HS products, Automotive Extrusions and GE products remains unchanged. We anticipate market driven headwinds from lower sales margins and commercial aerospace supply chain destocking to continue through the remainder of the year, and, despite the destocking, we expect full year 2017 shipments for Aero/HS products similar to 2016. For our Automotive Extrusions applications, we continue to expect double-digit year-over-year growth in shipments and mid- single-digit growth in value added revenue as new product growth is predominantly in lower value added parts. Although the 2017 North American build rate forecast has decreased slightly since our prior outlook, our product mix is weighted toward larger vehicles, and the outlook for full-size light trucks is unchanged.
Looking to the second half 2017, strategic project work at Trentwood will continue in July, and we expect to restore normal operations and material flows by the end of the third quarter and begin to realize the quality, cost and capacity benefits later in the year. We anticipate normal seasonality similar to the pattern we experienced in 2016 of lower sales and adjusted operating income compared to the first half. In addition, we expect approximately $4.0 million of major maintenance spending at Trentwood, rescheduled from the second quarter to the second half 2017 will further impact results compared to the prior year period.
Longer term, we continue to anticipate solid aerospace demand growth driven by military and commercial aircraft applications in both 2018 and 2019. While we expect the aerospace supply chain destocking to be largely completed in 2017, we now expect that isolated instances of inventory overhang will linger into 2018 and create a modest drag on overall industry demand growth.
As demand strengthens and we fully implement the improved practices and capacity expansion at Trentwood, we expect increasing benefits from the modernization project work completed. Overall, we expect to enter 2018 well positioned to serve industry-wide demand growth across our served markets, and our strong balance sheet and cash flow generation will support continued investments in organic and inorganic growth and the return of cash to shareholders.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating loss	$(14.2)	$(14.2)	$(25.3)	$(27.3)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(1.1)	(0.9)	(2.2)	(1.7)
Gain on removal of Union VEBA net assets	—	—	1.3	0.1
Total non-run-rate items	(1.1)	(0.9)	(0.9)	(1.6)
Operating loss excluding non-run-rate items	$(13.1)	$(13.3)	$(24.4)	$(25.7)
All Other operating loss excluding non-run-rate items for the quarter ended June 30, 2017 was $0.2 million lower and, for the six months ended June 30, 2017, was $1.3 million lower than the comparable prior periods in 2016 due primarily to decreases in employee incentive compensation expense.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	June 30, 2017	December 31, 2016
Available cash and cash equivalents	$57.1	$55.2
Short-term investments	175.7	231.0
Net borrowing availability under Revolving Credit Facility after letters of credit	286.8	275.3
Total liquidity	$519.6	$561.5
Cash equivalents consist primarily of money market accounts and investments which, when purchased, have a maturity of 90 days or less. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper with a maturity at the time of purchase of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $13.3 million at June 30, 2017 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. Of this amount, $0.3 million and $13.0 million were included in Prepaid expenses and other current assets and Other assets, respectively. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2017, or as of December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2017	2016
Total cash provided by (used in):
Operating activities:
Fabricated Products	$128.7	$116.8
All Other	(55.6)	(44.6)
Total cash provided by operating activities	$73.1	$72.2
Investing activities:
Fabricated Products	$(39.5)	$(42.1)
All Other	56.0	(42.6)
Total cash provided by (used in) investing activities	$16.5	$(84.7)
Financing activities:
Fabricated Products	$(0.1)	$(0.1)
All Other	(86.8)	135.5
Total cash (used in) provided by financing activities	$(86.9)	$135.4

Operating Activities
Fabricated Products – For the six months ended June 30, 2017, Fabricated Products segment operating activities provided $128.7 million of cash. Cash provided in the six months ended June 30, 2017 was primarily related to: (i) $96.2 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $18.1 million; (iii) goodwill impairment of $18.4 million; and (iv) a decrease in inventory of $1.7 million. Cash provided by operating activities was partially offset by an increase accounts receivable of $6.6 million.
Fabricated Products segment operating activities provided $116.8 million of cash during the six months ended June 30, 2016. Cash provided in the six months ended June 30, 2016 was primarily related to: (i) $130.0 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $3.0 million; and (iii) a lower of cost or market inventory write-down of $4.9 million. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivable of $20.2 million due primarily to the timing of sales and lower metal price and (ii) an increase in inventory of $2.8 million.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $55.6 million during the six months ended June 30, 2017 consisted primarily of payments relating to: (i) general and administrative costs of $17.3 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to the 2016 year; (iii) our short-term incentive program in the amount of $6.7 million; and (iv) interest on the 8.25% Senior Notes and Revolving Credit Facility of $11.6 million.
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
Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2017 was $39.5 million, compared to $42.1 million of cash used during the six months ended June 30, 2016. Cash used during the six months ended June 30, 2017 and June 30, 2016 was related to capital expenditures.
All Other – Cash provided by investing activities for All Other was $56.0 million during the six months ended June 30, 2017 and primarily consisted of proceeds from the disposition of available for sale securities of $184.2 million, partially offset by purchases of available for sale securities of $127.9 million and capital expenditures of $0.3 million. Cash used in investing activities for All Other during the six months ended June 30, 2016 was $42.6 million and primarily consisted of purchases of available for sale securities of $72.4 million and proceeds from the disposition of available for sale securities of $30.0 million.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the six months ended June 30, 2017 and June 30, 2016.
All Other – Cash used in financing activities during the six months ended June 30, 2017 was $86.8 million, representing: (i) $64.4 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $17.9 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; and (iii) $4.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash provided by financing activities during the six months ended June 30, 2016 was $135.5 million, representing $375.0 million in proceeds from the issuance of our 5.875% Senior Notes and $1.0 million in proceeds from the exercise of stock options, partially offset by: (i) $206.0 million for the repayment of the 8.25% Senior Notes; (ii) $16.3 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; (iii) $8.5 million of cash used to repurchase our common stock under our stock repurchase program; (iv) $6.9 million of debt issuance costs; and (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.

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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	July 17, 2017	June 30, 2017
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$295.2	$294.9
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.1)	(8.1)
Net remaining borrowing availability	$287.1	$286.8
Borrowing rate (if applicable)[1]	4.50%	4.50%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
The most significant strategic capital project in 2017 is our Trentwood efficiency and modernization initiative, a multi-year, $150.0 million capital investment initiative that upgrades equipment throughout the Trentwood process flow to increase efficiency and further improve our competitive cost position on all of Trentwood's products. A significant portion of this investment will focus on modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both Aero/HS and GE products. Besides efficiency and quality improvements, upgrades completed during 2017 will also position Trentwood with additional manufacturing capacity to address anticipated sales growth in 2018 and beyond. The Trentwood efficiency and modernization initiative was announced in December 2015 and as of June 30, 2017 approximately half of the $150 million had been spent.
Total capital expenditures were $39.7 million and $42.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. For the full year of 2017, we anticipate capital spending will be approximately $80.0 million for purposes of continued spending on the Trentwood efficiency and modernization project and sustaining capital spending throughout the manufacturing platform. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the six months ended June 30, 2017 and June 30, 2016, and declared subsequent to June 30, 2017.
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
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the six months ended June 30, 2017 and June 30, 2016 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the six months ended June 30, 2017 and June 30, 2016 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Restrictions Related to Equity Capital
We have significant federal income tax attributes, including sizable net operating loss carryforwards. Under Section 382(l)(5) ("Section 382") of the Internal Revenue Code of 1986 ("Code"), our ability to use our federal income tax attributes following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an "ownership change") would be limited annually to an amount equal to the product of: (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.

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
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the six months ended June 30, 2017, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans (see Note 7 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
In accordance with our funding obligation to the VEBAs (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report), we paid $20.0 million to the VEBAs during the first quarter of 2017 with respect to 2016.
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
In January 2017, we prospectively adopted Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step goodwill impairment test that required companies to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. Furthermore, see Note 1 and Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of the carrying values of the goodwill and intangible asset related to our Chandler, Arizona (Extrusion) and Florence, Alabama (Drawing) facilities. There have been no other material changes in our critical accounting estimates and policies since December 31, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas and electricity, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 9 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.
Aluminum
See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments. During the six months ended June 30, 2017 and June 30, 2016, settlements of derivative contracts covering 88.4 million pounds and 109.1 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At June 30, 2017, we had derivative contracts with respect to approximately 90.9 million pounds, 66.7 million pounds, 24.7 million pounds and 1.0 million pounds to hedge sales to be made in 2017, 2018, 2019, and each of 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum as of June 30, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $18.4 million and $14.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of June 30, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.8 million and $1.5 million, respectively.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of alloying metals, including copper and zinc. As of June 30, 2017, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper ("Alloy Hedges") by our manufacturing facilities. Our Alloy Hedges are designated and qualify as cash flow hedges. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these Alloy Hedges. We estimate that a $.10 per pound decrease in the LME market price of zinc as of June 30, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.3 million and $0.4 million, respectively. We estimate that a $.10 per pound decrease in the Commodity Exchange ("COMEX") market price of copper as of June 30, 2017, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.2 million, with corresponding changes to the net fair value of our Alloy Hedges.

Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of June 30, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 73% of the expected natural gas purchases for the remainder of 2017 and 71% of the expected natural gas purchases for both 2018 and 2019. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.9 million and $5.0 million on June 30, 2017 and December 31, 2016, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of June 30, 2017, we had physical delivery commitments with firm prices covering approximately 54% of the expected electricity purchases for each of the remainder of 2017, 2018 and 2019, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2017:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2017 - April 30, 2017	157	$77.65	128,473	$79.96	$145.5
May 1, 2017 - May 31, 2017	—	—	166,105	81.93	$131.9
June 1, 2017 - June 30, 2017	150	84.95	78,062	85.53	$125.2
Total	307	$81.22	372,640	$82.00	N/A
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

[2]
Of the $125.2 million available for further share repurchases as of June 30, 2017, $25.2 million is part of the $100.0 million authorized in April 2015 and $100.0 million was authorized in April 2017. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our 5.875% Senior Notes.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

*10.1	Description of Compensation of Directors.

*10.2	Amended and Restated 2017-2019 Long-Term Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 28, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

*10.1	Description of Compensation of Directors.

*10.2	Amended and Restated 2017-2019 Long-Term Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.