Form 10-Q
period 2017-09-30
KAISER ALUMINUM CORP
filed 2017-10-27
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 16, 2017, there were 16,903,791 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$73.9	$55.2
Short-term investments	191.4	231.0
Receivables:
Trade receivables, net	138.2	137.7
Other	15.4	11.9
Inventories	212.2	201.6
Prepaid expenses and other current assets	31.5	18.5
Total current assets	662.6	655.9
Property, plant and equipment, net	557.8	530.9
Deferred tax assets, net	118.7	159.7
Intangible assets, net	25.3	26.4
Goodwill	18.8	37.2
Other assets	39.5	33.4
Total	$1,422.7	$1,443.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94.4	$75.8
Accrued salaries, wages and related expenses	39.0	49.1
Other accrued liabilities	43.3	40.1
Total current liabilities	176.7	165.0
Net liabilities of Salaried VEBA	27.8	28.6
Deferred tax liabilities	3.3	3.3
Long-term liabilities	61.9	73.2
Long-term debt	369.4	368.7
Total liabilities	639.1	638.8
Commitments and contingencies – Note 8
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2017 and December 31, 2016; no shares were issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2017 and at December 31, 2016; 22,392,946 shares issued and 16,905,368 shares outstanding at September 30, 2017; 22,332,732 shares issued and 17,651,461 shares outstanding at December 31, 2016	0.2	0.2
Additional paid in capital	1,052.8	1,047.4
Retained earnings	109.0	75.2
Treasury stock, at cost, 5,487,578 shares at September 30, 2017 and 4,681,271 shares at December 31, 2016, respectively	(345.7)	(281.4)
Accumulated other comprehensive loss	(32.7)	(36.7)
Total stockholders' equity	783.6	804.7
Total	$1,422.7	$1,443.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions of dollars, except share and per share amounts)
Net sales	$332.8	$320.6	$1,044.4	$998.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	267.2	254.7	822.7	767.1
Lower of cost or market inventory write-down	—	—	—	4.9
Unrealized gain on derivative instruments	(10.8)	(2.0)	(14.0)	(16.9)
Depreciation and amortization	10.2	9.0	29.3	26.7
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	24.7	25.6	74.7	79.2
Net periodic postretirement benefit cost relating to Salaried VEBA	1.2	0.8	3.4	2.5
Loss (gain) on removal of Union VEBA net assets – Note 6	0.5	—	(0.8)	(0.1)
Total selling, general, administrative, research and development	26.4	26.4	77.3	81.6
Goodwill impairment	—	—	18.4	—
Other operating charges, net	—	2.7	—	2.8
Total costs and expenses	293.0	290.8	933.7	866.2
Operating income	39.8	29.8	110.7	132.5
Other (expense) income:
Interest expense	(5.3)	(5.5)	(16.4)	(14.7)
Other income (expense), net – Note 13	1.5	—	3.1	(10.4)
Income before income taxes	36.0	24.3	97.4	107.4
Income tax provision	(16.1)	(9.4)	(36.8)	(40.2)
Net income	$19.9	$14.9	$60.6	$67.2

Net income per common share:
Basic	$1.18	$0.84	$3.55	$3.76
Diluted	$1.16	$0.82	$3.49	$3.70
Weighted-average number of common shares outstanding (in thousands):
Basic	16,834	17,841	17,072	17,858
Diluted	17,160	18,175	17,363	18,181

Dividends declared per common share	$0.50	$0.45	$1.50	$1.35

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions of dollars)
Net income	$19.9	$14.9	$60.6	$67.2
Other comprehensive income, net of tax – Note 14:
Salaried VEBA and defined benefit pension plan	0.8	0.7	2.5	2.2
Available for sale securities	0.3	0.3	0.6	0.6
Other	0.5	0.1	0.9	0.1
Other comprehensive income, net of tax	1.6	1.1	4.0	2.9
Comprehensive income	$21.5	$16.0	$64.6	$70.1

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2016	17,651,461	$0.2	$1,047.4	$75.2	$(281.4)	$(36.7)	$804.7
Net income	—	—	—	60.6	—	—	60.6
Other comprehensive income, net of tax	—	—	—	—	—	4.0	4.0
Issuance of non-vested shares to non-employee directors	11,817	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,282	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	102,737	—	—	—	—	—	—
Cancellation of employee non-vested shares	(427)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(56,195)	—	(4.5)	—	—	—	(4.5)
Repurchase of common stock	(806,307)	—	—	—	(64.9)	—	(64.9)
Cancellation of treasury stock	—	—	(0.2)	(0.4)	0.6	—	—
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(26.4)	—	—	(26.4)
Amortization of unearned equity compensation	—	—	9.9	—	—	—	9.9
BALANCE, September 30, 2017	16,905,368	$0.2	$1,052.8	$109.0	$(345.7)	$(32.7)	$783.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
	(In millions of dollars)
Cash flows from operating activities:
Net income	$60.6	$67.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	28.3	25.5
Amortization of definite-lived intangible assets	1.0	1.2
Amortization of debt discount and debt issuance costs	0.9	0.8
Deferred income taxes	38.6	40.7
Non-cash equity compensation	10.1	8.8
Lower of cost or market inventory write-down	—	4.9
Gain on sale of available for sale securities	(1.8)	—
Non-cash unrealized gain on derivative instruments	(14.0)	(16.9)
Loss on extinguishment of debt	—	11.1
Non-cash intangible asset impairment charge	18.4	2.6
(Gain) loss on disposition of property, plant and equipment	(0.4)	0.2
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	3.4	2.5
Other non-cash changes in assets and liabilities	(0.8)	1.1
Changes in operating assets and liabilities:
Trade and other receivables	(4.0)	(26.7)
Inventories, excluding lower of cost or market write-down	(10.6)	(8.9)
Prepaid expenses and other current assets	(1.8)	(0.9)
Accounts payable	21.6	0.8
Accrued liabilities	0.9	27.9
Annual variable cash contributions to VEBAs	(20.0)	(19.5)
Long-term assets and liabilities, net	1.1	(15.0)
Net cash provided by operating activities	131.5	107.4
Cash flows from investing activities[1]:
Capital expenditures	(56.1)	(57.4)
Purchase of available for sale securities	(196.0)	(201.1)
Proceeds from disposition of available for sale securities	237.2	30.0
Proceeds from disposal of property, plant and equipment	0.6	—
Net cash used in investing activities	(14.3)	(228.5)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 8.25% Senior Notes	—	(206.0)
Issuance of 5.875% Senior Notes	—	375.0
Cash paid for debt issuance costs	—	(6.8)
Proceeds from stock option exercises	—	1.0
Repayment of capital lease	(0.2)	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.5)	(2.8)
Repurchase of common stock	(66.7)	(13.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash dividends and dividend equivalents paid	(26.4)	(24.4)
Net cash (used in) provided by financing activities	(97.8)	122.3
Net increase in cash, cash equivalents and restricted cash during the period	19.4	1.2
Cash, cash equivalents and restricted cash at beginning of period	67.7	83.7
Cash, cash equivalents and restricted cash at end of period	$87.1	$84.9
____________

[1]	See Note 12 for the supplemental disclosure on non-cash transactions.

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
Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At September 30, 2017, the current cost of inventory exceeded its stated LIFO value by $12.5 million. At December 31, 2016, the stated LIFO value of our inventory represented its net realizable value (less a normal profit margin) and exceeded the current cost of our inventory by $8.5 million. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at September 30, 2017 and December 31, 2016 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.7 million and $0.6 million during the quarters ended September 30, 2017 and September 30, 2016, respectively. The amount of interest expense capitalized as construction in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

progress was $1.9 million and $2.4 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.
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
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $26.6 million and $26.8 million for the periods ended September 30, 2017 and December 31, 2016, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 2.00% at both September 30, 2017 and December 31, 2016. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.3 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively.
Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, alloying metals and energy and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 9). The carrying values of hedges settling within one year are included in Prepaid expenses and other current assets or Other accrued liabilities. Carrying values for hedges settling beyond one year are included in Other assets or Long-term liabilities.
We do not meet the documentation requirements for hedge (deferral) accounting related to aluminum and energy derivatives. Accordingly, we record unrealized gain or loss associated with these hedges in the Statements of Consolidated Income within Unrealized gain on derivative instruments. As such derivatives settle, we reverse any previously recorded unrealized gain or loss associated with these hedges and record the realized gain or loss within Cost of products sold, excluding depreciation and amortization and other items.
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
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. Some of these derivative contracts qualify for cash flow hedge accounting and are designated as cash flow hedges. The remainder are non-designated hedges. Both realized and unrealized gains and losses of foreign currency forward contracts designated as cash flow hedges are deferred in Accumulated other comprehensive loss and, over the period that the underlying equipment is depreciated, realized gains and losses are recorded as an adjustment to depreciation expense. For non-designated foreign currency forward contracts, gains and losses (both unrealized and realized) are reflected as an increase or reduction in Other income (expense), net.
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
For a majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See Note 4 for a discussion of the goodwill impairment charge recorded during the three months ended June 30, 2017 related to the operations at our Chandler, Arizona (Extrusion) facility.
We concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and nine months ended September 30, 2017.
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
We have evaluated the impacts on our financial reporting of adopting ASU 2014-09, including its subsequent amendments discussed above (together "ASC 606"), and have regularly reported our findings and implementation readiness to the Audit Committee and internal stakeholders. We plan to adopt ASC 606 using the modified retrospective transition approach for the fiscal year ending December 31, 2018, with the cumulative-effect adjustment recognized in beginning Retained earnings. In calculating the cumulative-effect adjustment, we will only apply the guidance to contracts not completed at the date of adoption. The primary change to our accounting policies upon adopting ASC 606 will relate to the timing of when revenue is recognized. While revenue from sales of certain contracts will continue to be recognized at a point in time, revenue from other contracts will be required to be recognized over time. Upon adoption, a majority of our Aero/HS products and a substantial portion of our Automotive Extrusions will convert to over time recognition. For these products, we will accelerate revenue recognition throughout the production process whereas previously we did not recognize revenue until the product shipped or reached its destination, based on the transfer of risks and title. We are still finalizing our assessment of the specific dollar impact that over-time recognition will have on our consolidated financial statements. After the cumulative-effect adjustment, however, we do not believe it will have a material effect on revenue recognized compared to current accounting during any given period.
We do not believe the adoption of ASC 606 will result in: (i) a change in the number of distinct performance obligations within our contractual arrangements; (ii) a change in our current capitalization and deferral policies; (iii) a change in our accounting for contract acquisition and fulfillment costs; (iv) the addition of any contract liability balances; or (v) the adjustment of the amount of promised consideration from our customers for the effects of significant financing components.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Additionally, we plan to account for shipping and handling activities that occur after the customer has obtained control of a product as fulfillment activities (i.e., an expense) rather than as a promised service (i.e., a revenue element).
As of September 30, 2017, we have: (i) finalized our review of most of our customer contracts; (ii) completed most of the system updates to track information needed to apply ASC 606; and (iii) trained internal stakeholders on the pending changes to revenue recognition policies and work procedures. We expect to complete our implementation work in time to adopt ASC 606 for periods starting after December 31, 2017.
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
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued in August 2017. The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 becomes effective for us in the first quarter of 2019. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.
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
2. Supplemental Balance Sheet Information

	September 30, 2017	December 31, 2016
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$17.3	$37.9
Commercial paper	56.6	17.3
Total	$73.9	$55.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2017	December 31, 2016
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$138.8	$138.2
Unbilled trade receivables	0.2	0.3
Trade receivables, gross	139.0	138.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$138.2	$137.7

Inventories
Finished products	$64.8	$73.8
Work-in-process	86.1	71.7
Raw materials	56.9	51.1
Operating supplies	4.4	5.0
Total	$212.2	$201.6

Property, Plant and Equipment, Net
Land and improvements	$22.7	$22.7
Buildings and leasehold improvements	90.2	88.6
Machinery and equipment	675.0	615.1
Construction in progress	27.8	34.8
Property, plant and equipment, gross	815.7	761.2
Accumulated depreciation	(258.2)	(230.6)
Assets held for sale	0.3	0.3
Property, plant and equipment, net	$557.8	$530.9

Other Accrued Liabilities
Uncleared cash disbursements	$7.1	$5.8
Accrued income taxes and taxes payable	9.0	4.3
Accrued annual contribution to VEBAs	12.0	20.0
Accrued interest	8.4	2.9
Other	6.8	7.1
Total	$43.3	$40.1

Long-Term Liabilities
Workers' compensation accruals	$25.0	$25.0
Long-term environmental accrual – Note 8	16.1	15.8
Long-term portion of contingent contribution to Union VEBA – Note 6	—	12.8
Other long-term liabilities	20.8	19.6
Total	$61.9	$73.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. Debt and Credit Facility
Senior Notes
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of September 30, 2017 was $5.6 million. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million and $17.1 million for the quarter and nine months ended September 30, 2017, respectively, and $5.7 million and $8.8 million for the quarter and nine months ended September 30, 2016. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress. The effective interest rate of the 5.875% Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 5.875% Senior Notes, which are Level 1 liabilities, was calculated based on broker quotes and was approximately $402.1 million and $390.8 million at September 30, 2017 and December 31, 2016, respectively.
8.25% Senior Notes. In May 2012, we issued $225.0 million principal amount of 8.25% unsecured senior notes due June 1, 2020 ("8.25% Senior Notes"), of which $197.8 million principal amount remained outstanding at December 31, 2015. On June 1, 2016 we redeemed in full all remaining 8.25% Senior Notes at a redemption price of 104.125% of the principal amount. Interest expense, including amortization of debt issuance costs, relating to the 8.25% Senior Notes was $7.1 million for the nine months ended September 30, 2016. A portion of the interest relating to the 8.25% Senior Notes was capitalized as construction in progress.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $294.4 million of borrowing availability under the Revolving Credit Facility at September 30, 2017, based on the borrowing base determination then in effect. At September 30, 2017, there were no borrowings under the Revolving Credit Facility and $7.8 million was being used to support outstanding letters of credit, leaving $286.6 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.50% at September 30, 2017.
4. Goodwill and Intangible Assets
Goodwill. Goodwill is related to our acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment. As of September 30, 2017, the carrying value of our goodwill was $18.8 million, reflecting an impairment in the quarter ended June 30, 2017. The carrying value was $37.2 million at both the beginning and the end of the year ended December 31, 2016.
Several factors identified in a qualitative review in the quarter ended June 30, 2017 indicated that long-term demand for hard alloy extruded shapes produced at the Chandler, Arizona (Extrusion) facility was less than previously assumed. Such factors included: (i) reduced build rates of wide body commercial aircraft; (ii) continued low build rates for business jets; and (iii) additional substitution away from hard alloy extruded shapes in favor of composites, titanium and/or aerospace aluminum plate in the manufacture of commercial aircraft. After testing for goodwill impairment applying Level 3 inputs and a combination of an income approach using the estimated discounted cash flow and a market-based valuation methodology, we impaired the carrying value of the Chandler, Arizona (Extrusion) facility by $18.4 million to its fair value as of June 30, 2017. As this goodwill is deductible for income tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.
Intangible Assets. During the quarter ended September 30, 2016, we impaired one of our customer relationship intangible assets by $2.6 million. The non-cash impairment charge resulted from the loss of a customer during the quarter ended September 30, 2016.
Other than the impairments discussed above, we identified no other indicators of impairment associated with the remainder of our goodwill and intangible assets during the nine months ended September 30, 2017 and September 30, 2016.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Domestic	$15.7	$9.1	$35.8	$39.5
Foreign	0.4	0.3	1.0	0.7
Total	$16.1	$9.4	$36.8	$40.2
The income tax provision for the quarters ended September 30, 2017 and September 30, 2016 was $16.1 million and $9.4 million, respectively, reflecting an effective tax rate of 44.7% and 38.7%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2017 was due to an increase of $2.5 million for the recognition of a deferred tax liability associated with earnings of our Canadian subsidiary that are no longer considered indefinitely reinvested, resulting in a 7.1% increase to the blended statutory tax rate. We determined our indefinite reinvestment assertion with respect to our Canadian foreign earnings was no longer applicable based primarily on expectations that productivity improvements will obviate the need to make sizable capital investments to increase capacity.
There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2016.
The income tax provision for the nine months ended September 30, 2017 and September 30, 2016 was $36.8 million and $40.2 million, respectively, reflecting an effective tax rate of 37.8% and 37.5%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2017 was due to: (i) a decrease of $1.7 million for the recognition of excess tax benefits from stock-based compensation, resulting in a 1.7% decrease to the blended statutory tax rate; (ii) a decrease of $0.5 million to the valuation allowance for certain state net operating losses, resulting in a 0.6% decrease to the blended statutory tax rate; (iii) a decrease of $0.2 million related to unrecognized tax benefits, including interest and penalties, resulting in a 0.2% decrease to the blended statutory tax rate; which was offset by (iv) an increase of $2.5 million for the recognition of a deferred tax liability associated with earnings of our Canadian subsidiary that are no longer indefinitely reinvested, resulting in a 2.6% increase to the blended statutory tax rate.
There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2016.

Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively, of which, $0.4 million and $0.7 million would be recorded through our income tax provision and thus impact the effective tax rate at September 30, 2017 and December 31, 2016, respectively, if the gross unrecognized tax benefits were to be recognized.
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
Deferred Compensation Program. We have a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

investment funds at certain registered investment companies and are accounted for as available for sale securities within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2017 and December 31, 2016 was $9.7 million and $8.2 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
Union VEBA Postretirement Obligation. Certain eligible retirees participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare and medical cost reimbursement benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA"). We have an obligation to make variable cash contributions to the Union VEBA with respect to periods through September 2017. During the first quarter of 2017, we paid $17.1 million to the Union VEBA with respect to the twelve months ended December 31, 2016. Our final cash contribution to the Union VEBA with respect to the nine months ending September 30, 2017 will be paid in the first quarter of 2018. Although the final contribution amount is variable, it cannot exceed $12.8 million. As of September 30, 2017, $12.0 million was recorded within Other accrued liabilities for this final contribution.
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
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of prior service costs associated with plan amendments and net gains or losses on assets. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and nine months ended September 30, 2017 and September 30, 2016.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Salaried VEBA[1]:
Interest cost	$0.8	$0.7	$2.3	$2.2
Expected return on plan assets	(1.0)	(1.0)	(3.1)	(3.0)
Amortization of prior service cost	1.2	1.0	3.6	3.0
Amortization of net actuarial loss	0.2	0.1	0.6	0.3
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.2	$0.8	$3.4	$2.5
____________

[1]	The service cost was insignificant for all periods presented.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the total charges (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Included within Fabricated Products:
Deferred compensation plan	$0.1	$0.1	$0.3	$0.2
Defined contribution plans	1.3	1.6	6.8	6.7
Multiemployer pension plans	1.1	1.2	3.4	3.5
Total Fabricated Products	$2.5	$2.9	$10.5	$10.4

Included within All Other:
Deferred compensation plan	0.4	0.4	1.1	0.6
Defined contribution plans	0.1	0.1	0.7	0.7
Net periodic postretirement benefit cost relating to Salaried VEBA	1.2	0.8	3.4	2.5
Loss (gain) on removal of Union VEBA net assets	0.5	—	(0.8)	(0.1)
Total All Other	$2.2	$1.3	$4.4	$3.7
Total	$4.7	$4.2	$14.9	$14.1
For all periods presented, substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").
7. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of September 30, 2017, we had a liability of $14.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the nine month performance period of our 2017 STI Plan.
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, were eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"). The 2016 Plan was approved by stockholders on May 26, 2016 and replaced and succeeded in its entirety the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan. At September 30, 2017, 735,724 shares were available for awards under the 2016 Plan.
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
Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. Non-cash compensation expense by type of award under LTI Programs was as follows for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-vested common shares and restricted stock units	$1.4	$1.2	$3.9	$3.5
TSR-Based Performance Shares	1.2	1.5	3.7	4.0
CP-Based Performance Shares	0.8	0.4	2.0	0.9
EVA-Based Performance Shares	0.2	—	0.4	0.3
Total non-cash compensation expense	$3.6	$3.1	$10.0	$8.7
The following table presents the allocation of the charges detailed above, by segment (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fabricated Products	$1.3	$1.2	$3.8	$3.1
All Other	2.3	1.9	6.2	5.6
Total non-cash compensation expense	$3.6	$3.1	$10.0	$8.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of September 30, 2017:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
Non-vested common shares and restricted stock units	$9.6	2.6
TSR-Based Performance Shares	$5.6	1.7
CP-Based Performance Shares	$6.1	2.1
EVA-Based Performance Shares	$1.5	2.4
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units, TSR-Based Performance Shares, CP-Based Performance Shares and EVA-Based Performance Shares for the nine months ended September 30, 2017 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		TSR-Based Performance Shares		CP-Based Performance Shares		EVA-Based Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	114,658	$69.51	61,800	$74.94	394,525	$90.30	63,678	$80.46	—	$—
Granted[1]	11,817	86.92	92,275	76.13	65,044	97.88	65,044	79.69	32,504	79.69
Vested	(46,689)	71.46	(8,655)	76.94	(94,082)	83.18	—	—	—	—
Forfeited[1]	(427)	69.83	(6,412)	77.70	(5,519)	95.88	(3,342)	79.92	(1,164)	79.69
Canceled[1]	—	—	—	—	(55,288)	83.18	—	—	—	—
Outstanding at September 30, 2017	79,359	$70.96	139,008	$75.72	304,680	$95.31	125,380	$80.07	31,340	$79.69
____________

[1]
For performance shares, the number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-vested common shares	$—	$—	$86.92	$86.11
Restricted stock units	$82.33	$—	$76.13	$75.57
TSR-Based Performance Shares	$—	$—	$97.88	$93.02
CP-Based Performance Shares	$—	$—	$79.69	$80.46
EVA-Based Performance Shares	$—	$—	$79.69	$—
Stock Options. As of December 31, 2016, we had 1,543 fully-vested outstanding stock options exercisable to purchase common shares at $80.01 per share, all of which subsequently expired on April 2, 2017. No options were granted during the nine months ended September 30, 2017, and no options were outstanding as of September 30, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2017 and September 30, 2016, 56,195 and 35,498 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
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
At September 30, 2017, our environmental accrual of $16.9 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
9. Derivatives, Hedging Programs and Other Financial Instruments
Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to our foreign subsidiaries and cash commitments for equipment purchases denominated in foreign currency.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was insignificant at both September 30, 2017 and December 31, 2016, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At September 30, 2017, we had no cash collateral posted from any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 11.
Notional Amount of Derivative Contracts. The following table summarizes our derivative positions at September 30, 2017:

Aluminum	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Purchased put option contracts	10/17 through 12/17	13.4
Fixed price purchase contracts	10/17 through 12/21	151.9
Fixed price sales contracts	10/17 through 11/19	1.8
Midwest premium swap contracts[1]	10/17 through 12/21	150.1

Alloying Metals	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Fixed price purchase contracts	10/17 through 6/18	4.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Fixed price purchase contracts	10/17 through 12/20	3,650,000

Euro	Maturity Period (month/year)	Notional Amount of contracts (euro)
Fixed price purchase contracts	10/17 through 4/18	301,304
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of September 30, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 72% of the expected natural gas purchases for the remainder of 2017, 71% of the expected natural gas purchases for both 2018 and 2019 and 39% of the expected natural gas purchases for 2020.

We have physical delivery commitments at firm prices covering approximately 54% of our expected electricity purchases for the remainder of 2017, 55% of the expected electricity purchases for both 2018 and 2019 and 18% of the expected electricity purchases for 2020.
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
We are also exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. We use foreign currency forward contracts designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers to mitigate our exposure to currency exchange rate fluctuations on these purchases. Realized and unrealized periodic gains and losses of non-designated foreign currency forward contracts are reflected as a reduction or increase in Other income (expense), net.
Designated Alloying Metal Hedges. We enter into agreements with suppliers to purchase alloying metals (zinc and copper) used as raw materials in our fabrication operations at fluctuating prices that we are unable to pass along to our customers. We mitigate our exposure to metal price risk by entering into Alloy Hedges with third-party financial institutions at predetermined/fixed prices at stated delivery dates. Our Alloy Hedges are expected to be highly effective because monthly settlements correspond to forecasted physical purchases of alloying metals by our manufacturing facilities. The effective portion of the fair value on these Alloy Hedges is recorded within Other comprehensive income, net of tax, and is reclassified into the Statements of Consolidated Income during the month of settlement to Cost of products sold (See Note 14). As of September 30, 2017, we estimate the net gain of $0.5 million will be reclassified from Accumulated other comprehensive income into Net income within the next 12 months. We incurred no ineffectiveness on these hedges during the quarter and nine months ended September 30, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Realized and Unrealized Gain and Loss. Realized and unrealized (gain) loss included on the Statements of Consolidated Income associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Realized (gain) loss:
Aluminum	$(4.0)	$0.4	$(13.8)	$4.1
Natural gas	0.2	0.9	0.3	4.2
Alloy Hedges	(0.3)	—	(0.2)	—
Foreign exchange	(0.1)	—	(0.1)	—
Total realized (gain) loss[1]	$(4.2)	$1.3	$(13.8)	$8.3

Unrealized (gain) loss:
Aluminum	$(10.6)	$(1.7)	$(15.3)	$(11.7)
Natural gas	(0.2)	(0.3)	1.3	(5.2)
Total unrealized gain[2]	$(10.8)	$(2.0)	$(14.0)	$(16.9)
______________________

[1]	Recorded within Cost of products sold, excluding depreciation, amortization and other items within the Fabricated Products segment.

[2]	Recorded within Unrealized gain on derivative instruments within the Fabricated Products segment.
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
The following table presents our financial instruments, classified under the appropriate level of the fair value hierarchy, as of the period presented (in millions of dollars):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE ASSETS:
Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	$—	$18.4	$—	$18.4
Midwest premium swap contracts	—	0.8	—	0.8
Natural gas – Fixed price purchase contracts	—	0.4	—	0.4

Designated Hedges:
Alloying metals – Fixed price purchase contracts	—	0.9	—	0.9
Total derivative assets[1]	$—	$20.5	$—	$20.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2017
	Level 1	Level 2	Level 3	Total
DERIVATIVE LIABILITIES:
Non-Designated Hedges:
Aluminum –
Fixed price sales contracts	$—	$(0.1)	$—	$(0.1)
Midwest premium swap contracts	—	(0.8)	—	(0.8)
Natural gas – Fixed price purchase contracts	—	(0.5)	—	(0.5)
Total derivative liabilities[2]	$—	$(1.4)	$—	$(1.4)
____________

[1]	Of the $20.5 million in total derivative assets, $15.8 million and $4.7 million were recorded within Prepaid expenses and other current assets and Other assets, respectively.

[2]	Of the $1.4 million in total derivative liabilities, $0.9 million and $0.5 million were recorded within Other accrued liabilities and Long-term liabilities, respectively.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The aggregate fair value of our derivatives at September 30, 2017 and December 31, 2016 was a net asset of $19.1 million and a net asset of $4.0 million, respectively. The increase in the net asset position during the nine months ended September 30, 2017 was primarily due to changes in the underlying commodity and energy prices, as well as settlement of positions during the period. Changes in the fair value of our derivative contracts relating to non-designated hedges of operational activities are reflected in Operating income.
Offsetting Information. We enter into derivative contracts with counterparties subject to enforceable master netting arrangements and, from time to time, not subject to netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets. We had no cash collateral pledged or received with our counterparties as of both September 30, 2017 and December 31, 2016.
The following tables present offsetting information regarding our derivatives by type of counterparty as of September 30, 2017 (in millions of dollars):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$20.5	$—	$20.5	$1.4	$19.1
Total	$20.5	$—	$20.5	$1.4	$19.1

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Counterparty (with netting agreements)	$(1.4)	$—	$(1.4)	$(1.4)	$—
Total	$(1.4)	$—	$(1.4)	$(1.4)	$—
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Fair Value of Other Financial Instruments
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper and corporate bonds, is determined based on valuation models that use observable market data. At September 30, 2017, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At September 30, 2017 and December 31, 2016, the total unrealized loss, net of tax, included in Accumulated other comprehensive income was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
All Other Financial Assets and Liabilities. We believe that the fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk. See Note 2 for components of cash and cash equivalents.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of September 30, 2017 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.3	$56.6	$—	$73.9
Short-term investments	—	191.4	—	191.4
Total	$17.3	$248.0	$—	$265.3
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic and diluted net income per share were calculated as follows, for each period presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$19.9	$14.9	$60.6	$67.2
Denominator – Weighted-average common shares outstanding (in thousands):
Basic[1]	16,834	17,841	17,072	17,858
Add: dilutive effect of non-vested common shares, restricted stock units, performance shares and stock options	326	334	291	323
Diluted[2]	17,160	18,175	17,363	18,181

Net income per common share, Basic:	$1.18	$0.84	$3.55	$3.76
Net income per common share, Diluted:	$1.16	$0.82	$3.49	$3.70
______________________

[1]	The basic weighted-average number of common shares outstanding during the periods presented excludes non-vested common shares, restricted stock units and performance shares.

[2]	The diluted weighted-average number of common shares outstanding during the periods presented was calculated using the treasury method.
The following securities were excluded from the weighted-average diluted shares computation for the quarters and nine months ended September 30, 2017 and September 30, 2016 as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-vested common shares, restricted stock units and performance shares	3	3	3	2
Total excluded	3	3	3	2
Dividends. During the nine months ended September 30, 2017 and September 30, 2016, we paid a total of approximately $26.4 million and $24.4 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes repurchases recorded as treasury stock for each period presented:

	Nine Months Ended
	September 30,
	2017	2016
Number of common shares repurchased	806,307	170,304
Weighted-average repurchase price (dollars per share)	$80.60	$81.04
Total cost of repurchased common shares (in millions of dollars)	$64.9	$13.8
At September 30, 2017, $123.4 million were available to repurchase our common shares pursuant to the stock repurchase program.
11. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At September 30, 2017, approximately 64% of our employees were covered by collective bargaining agreements and approximately 12% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from September 30, 2017.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Fabricated Products	$332.8	$320.6	$1,044.4	$998.7
Segment operating income (loss):
Fabricated Products	$53.7	$42.1	$149.9	$172.1
All Other	(13.9)	(12.3)	(39.2)	(39.6)
Total operating income	$39.8	$29.8	$110.7	$132.5
Interest expense	(5.3)	(5.5)	(16.4)	(14.7)
Other income (expense), net	1.5	—	3.1	(10.4)
Income before income taxes	$36.0	$24.3	$97.4	$107.4
Depreciation and amortization:
Fabricated Products	$10.1	$8.8	$28.9	$26.2
All Other	0.1	0.2	0.4	0.5
Total depreciation and amortization	$10.2	$9.0	$29.3	$26.7
Capital expenditures:
Fabricated Products	$16.3	$15.0	$55.7	$57.1
All Other	0.1	0.1	0.4	0.3
Total capital expenditures	$16.4	$15.1	$56.1	$57.4

	September 30, 2017	December 31, 2016
Assets:
Fabricated Products	$1,007.9	$969.4
All Other[1]	414.8	474.1
Total assets	$1,422.7	$1,443.5
_____________________

[1]	Assets in All Other represent primarily all of our cash and cash equivalents, short-term investments, financial derivative assets (see Note 9) and net deferred income tax assets.
Net sales for the Fabricated Products segment by end market applications were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Aero/HS products	$150.2	$156.1	$483.2	$500.7
Automotive Extrusions	52.7	46.5	161.6	143.6
GE products	115.9	105.6	361.1	318.3
Other products	14.0	12.4	38.5	36.1
Total net sales	$332.8	$320.6	$1,044.4	$998.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

All income taxes are paid by the Fabricated Products reporting segment. Geographic information for income taxes paid was as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income taxes paid:
Domestic	$0.3	$0.1	$0.7	$0.4
Foreign	—	—	0.1	0.5
Total income taxes paid	$0.3	$0.1	$0.8	$0.9
Concentrations. For the quarter ended September 30, 2017, one customer represented 27% and another represented 11% of Fabricated Products Net sales. For the quarter ended September 30, 2016, one customer represented 25% and another represented 11% of Fabricated Products Net Sales. For the nine months ended September 30, 2017, one customer represented 28% and another represented 10% of Fabricated Products Net sales. For the nine months ended September 30, 2016, one customer represented 26% and another represented 10% of Fabricated Products Net Sales.
At September 30, 2017, one customer represented 17% and a second customer represented 16% of Trade receivables, net. One individual customer accounted for 18% and two individual customers each accounted for 12% of Trade receivables, net at December 31, 2016.
Information for delivery of our primary aluminum supply from our major suppliers was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	86%	84%	85%	84%
Supply from our largest supplier	35%	28%	36%	32%
Supply from our second and third largest suppliers	35%	33%	33%	31%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2017	2016
	(In millions of dollars)
Interest paid	$10.0	$6.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$3.4	$2.4
Stock repurchases not yet settled	$—	$0.2
Acquisition of property and equipment through capital leasing arrangements	$0.3	$—

Components of cash, cash equivalents and restricted cash:	September 30, 2017	September 30, 2016
Cash and cash equivalents	$73.9	$72.9
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	12.9	11.7
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$87.1	$84.9
____________

[1]
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers' compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Other Income (Expense), Net
Other income (expense), net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income	$—	$—	$—	$0.1
Realized gain on investments	0.8	0.1	2.2	0.4
Loss on extinguishment of debt[1]	—	—	—	(11.1)
All other income (expense), net	0.7	(0.1)	0.9	0.2
Other income (expense), net	$1.5	$—	$3.1	$(10.4)
____________

[1]
Represents the loss on extinguishment of our 8.25% Senior Notes during the nine months ended September 30, 2016, which included an $8.2 million premium paid to redeem the notes and a $2.9 million write-off of unamortized debt issuance costs associated with the notes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of Accumulated other comprehensive (loss) income ("AOCI") for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Salaried VEBA and defined benefit pension plan:
Beginning balance	$(35.4)	$(29.8)	$(37.1)	$(31.3)
Amortization of net actuarial loss[1]	0.2	0.1	0.6	0.3
Amortization of prior service cost[1]	1.2	1.0	3.6	3.0
Less: income tax expense[2]	(0.5)	(0.4)	(1.6)	(1.2)
Net amortization reclassified from AOCI to Net income	0.9	0.7	2.6	2.1
Translation impact on Canadian pension plan AOCI balance	(0.1)	—	(0.1)	0.1
Other comprehensive income, net of tax	0.8	0.7	2.5	2.2
Ending balance	$(34.6)	$(29.1)	$(34.6)	$(29.1)

Available for sale securities:
Beginning balance	$1.1	$0.2	$0.8	$(0.1)
Unrealized gain on available for sale securities	1.0	0.9	3.1	1.3
Less: income tax expense	(0.4)	(0.4)	(1.2)	(0.5)
Net unrealized gain on available for sale securities	0.6	0.5	1.9	0.8
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.5)	(0.3)	(2.1)	(0.3)
Less: income tax benefit[2]	0.2	0.1	0.8	0.1
Net unrealized gain reclassified from AOCI to Net income	(0.3)	(0.2)	(1.3)	(0.2)
Other comprehensive income, net of tax	0.3	0.3	0.6	0.6
Ending balance	$1.4	$0.5	$1.4	$0.5

Other:
Beginning balance	$—	$(0.3)	$(0.4)	$(0.3)
Unrealized gain	1.1	0.1	1.4	0.2
Less: income tax expense	(0.4)	—	(0.5)	(0.1)
Net gain	0.7	0.1	0.9	0.1
Gain reclassified from AOCI to Net income	(0.3)	—	—	—
Less: income tax benefit[2]	0.1	—	—	—
Net gain reclassified from AOCI to Net income	(0.2)	—	—	—
Other comprehensive income, net of tax	0.5	0.1	0.9	0.1
Ending balance	$0.5	$(0.2)	$0.5	$(0.2)

Total AOCI ending balance	$(32.7)	$(28.8)	$(32.7)	$(28.8)
________________

[1]	Amounts reclassified out of AOCI relating to Salaried VEBA adjustments were included as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

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
The following condensed consolidating financial information as of September 30, 2017 and December 31, 2016, and for the quarters and nine months ended September 30, 2017 and September 30, 2016 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$70.7	$3.2	$—	$73.9
Short-term investments	—	191.4	—	—	191.4
Receivables:
Trade receivables, net	—	133.1	5.1	—	138.2
Intercompany loans receivable	55.6	0.1	0.6	(56.3)	—
Other	—	14.6	0.8	—	15.4
Inventories	—	208.5	8.6	(4.9)	212.2
Prepaid expenses and other current assets	0.1	31.0	0.4	—	31.5
Total current assets	55.7	649.4	18.7	(61.2)	662.6
Investments in and advances to subsidiaries	1,107.0	41.9	—	(1,148.9)	—
Property, plant and equipment, net	—	527.6	30.2	—	557.8
Long-term intercompany loans receivable	—	—	10.5	(10.5)	—
Deferred tax assets, net	—	113.9	—	4.8	118.7
Intangible assets, net	—	25.3	—	—	25.3
Goodwill	—	18.8	—	—	18.8
Other assets	—	39.5	—	—	39.5
Total	$1,162.7	$1,416.4	$59.4	$(1,215.8)	$1,422.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.4	$86.8	$6.2	$—	$94.4
Intercompany loans payable	—	56.2	0.1	(56.3)	—
Accrued salaries, wages and related expenses	—	37.2	1.8	—	39.0
Other accrued liabilities	8.3	41.0	1.1	(7.1)	43.3
Total current liabilities	9.7	221.2	9.2	(63.4)	176.7
Net liabilities of Salaried VEBA	—	27.8	—	—	27.8
Deferred tax liabilities	—	—	3.3	—	3.3
Long-term intercompany loans payable	—	10.5	—	(10.5)	—
Long-term liabilities	—	59.3	2.6	—	61.9
Long-term debt	369.4	—	—	—	369.4
Total liabilities	379.1	318.8	15.1	(73.9)	639.1

Total stockholders' equity	783.6	1,097.6	44.3	(1,141.9)	783.6
Total	$1,162.7	$1,416.4	$59.4	$(1,215.8)	$1,422.7

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$325.9	$26.3	$(19.4)	$332.8
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	261.6	24.0	(18.4)	267.2
Unrealized gain on derivative instruments	—	(10.8)	—	—	(10.8)
Depreciation and amortization	—	9.7	0.5	—	10.2
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	1.0	23.5	0.8	(0.6)	24.7
Net periodic postretirement benefit cost relating to Salaried VEBA	—	1.2	—	—	1.2
Loss on removal of Union VEBA net assets	—	0.5	—	—	0.5
Total selling, general, administrative, research and development	1.0	25.2	0.8	(0.6)	26.4
Total costs and expenses	1.0	285.7	25.3	(19.0)	293.0
Operating (loss) income	(1.0)	40.2	1.0	(0.4)	39.8
Other (expense) income:
Interest expense	(5.0)	(0.4)	—	0.1	(5.3)
Other income, net	—	1.3	0.3	(0.1)	1.5
(Loss) income before income taxes	(6.0)	41.1	1.3	(0.4)	36.0
Income tax provision	—	(18.0)	(0.4)	2.3	(16.1)
Earnings in equity of subsidiaries	25.9	0.6	—	(26.5)	—
Net income	$19.9	$23.7	$0.9	$(24.6)	$19.9

Comprehensive income	$21.5	$25.3	$0.9	$(26.2)	$21.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,019.7	$85.4	$(60.7)	$1,044.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	805.8	75.0	(58.1)	822.7
Unrealized gain on derivative instruments	—	(14.0)	—	—	(14.0)
Depreciation and amortization	—	27.7	1.6	—	29.3
Selling, general, administrative, research and development:
Selling, general, administrative, research and development	3.4	67.2	5.7	(1.6)	74.7
Net periodic postretirement benefit cost relating to Salaried VEBA	—	3.4	—	—	3.4
Gain on removal of Union VEBA net assets	—	(0.8)	—	—	(0.8)
Total selling, general, administrative, research and development	3.4	69.8	5.7	(1.6)	77.3
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	3.4	907.7	82.3	(59.7)	933.7
Operating (loss) income	(3.4)	112.0	3.1	(1.0)	110.7
Other (expense) income:
Interest expense	(15.3)	(1.2)	—	0.1	(16.4)
Other income, net	—	2.7	0.5	(0.1)	3.1
(Loss) income before income taxes	(18.7)	113.5	3.6	(1.0)	97.4
Income tax provision	—	(43.0)	(0.9)	7.1	(36.8)
Earnings in equity of subsidiaries	79.3	1.8	—	(81.1)	—
Net income	$60.6	$72.3	$2.7	$(75.0)	$60.6

Comprehensive income	$64.6	$76.3	$2.7	$(79.0)	$64.6

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12.8)	$137.4	$6.9	$—	$131.5
Cash flows from investing activities:
Capital expenditures	—	(55.7)	(0.4)	—	(56.1)
Purchase of available for sale securities	—	(196.0)	—	—	(196.0)
Proceeds from disposition of available for sale securities	—	237.2	—	—	237.2
Proceeds from disposal of property, plant and equipment	—	0.6	—	—	0.6
Intercompany loans receivable	110.4	—	(5.6)	(104.8)	—
Net cash provided by (used in) investing activities	110.4	(13.9)	(6.0)	(104.8)	(14.3)
Cash flows from financing activities:
Repayment of capital lease	—	(0.2)	—	—	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.5)	—	—	—	(4.5)
Repurchase of common stock	(66.7)	—	—	—	(66.7)
Cash dividends and dividend equivalents paid	(26.4)	—	—	—	(26.4)
Intercompany loans payable	—	(104.8)	—	104.8	—
Net cash used in financing activities	(97.6)	(105.0)	—	104.8	(97.8)
Net increase in cash, cash equivalents and restricted cash during the period	—	18.5	0.9	—	19.4
Cash, cash equivalents and restricted cash at beginning of period	—	65.1	2.6	—	67.7
Cash, cash equivalents and restricted cash at end of period	$—	$83.6	$3.5	$—	$87.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Consolidating Adjustments		Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$189.7	$109.3	$8.4		$(200.0)		$107.4
Cash flows from investing activities:
Capital expenditures	—	(55.6)	(1.8)		—		(57.4)
Purchase of available for sale securities	—	(201.1)	—		—		(201.1)
Proceeds from disposition of available for sale securities	—	30.0	—		—		30.0
Intercompany loans receivable[1]	(205.6)	106.0	(3.7)		103.3		—
Net cash (used in) provided by in investing activities	(205.6)	(120.7)	(5.5)		103.3		(228.5)
Cash flows from financing activities:
Repayment of principal and redemption premium of 8.25% Senior Notes	(206.0)	—	—		—		(206.0)
Issuance of 5.875% Senior Notes	375.0	—	—		—		375.0
Cash paid for debt issuance costs	(6.8)	—	—		—		(6.8)
Proceeds from stock option exercises	1.0	—	—		—		1.0
Repayment of capital lease	—	—	(0.1)		—		(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	—	—		—		(2.8)
Repurchase of common stock	(13.6)	—	—		—		(13.6)
Cash dividends and dividend equivalents paid	(24.4)	—	—		—		(24.4)
Cash dividends paid to Parent	—	(200.0)	—		200.0		—
Intercompany loans payable[1]	(106.5)	209.3	0.5		(103.3)		—
Net cash provided by financing activities	15.9	9.3	0.4	—	96.7	—	122.3
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	—	(2.1)	3.3		—		1.2
Cash, cash equivalents and restricted cash at beginning of period	—	83.0	0.7		—		83.7
Cash, cash equivalents and restricted cash at end of period	$—	$80.9	$4.0		$—		$84.9
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

16. Subsequent Events
Dividend Declaration. On October 12, 2017, we announced that our Board of Directors declared a cash dividend of $0.50 per common share. As such, we expect to pay approximately $8.5 million (including dividend equivalents) on or about November 15, 2017 to stockholders of record and the holders of certain restricted stock units at the close of business on October 25, 2017.

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
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended September 30, 2017;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2016.
In the discussion of operating results below, we refer to certain items as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on derivatives related to fluctuations in underlying metal and energy prices and currency exchange rates, lower of cost or market inventory write-downs, non-cash impairments, the impact of discount rate changes on workers' compensation liabilities, legacy environmental expenses related to predecessor operations and gains or losses related to the voluntary employee beneficiary associations ("VEBAs"). For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
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
Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi-fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as value added revenue, which is Net sales less the Hedged Cost of Alloyed Metal. The Hedged Cost of Alloyed Metal is the cost of our metal inputs at the Midwest Transaction Price of aluminum ("Midwest Price") plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The Midwest Price reflects supply and demand dynamics for primary aluminum in North America. For a reconciliation of value added revenue to Net sales, see "Results of Operations - Segment and Business Unit Information" below.
Overview
We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: aerospace and high strength ("Aero/HS products"); automotive ("Automotive Extrusions"); general engineering ("GE products"); and other industrial ("Other products"). Our fabricated aluminum mill products include flat-rolled (plate and sheet), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales for the nine months ended September 30, 2017, totaled $1,044.4 million on 472.7 million pounds shipped from these 12 focused facilities. We employed approximately 2,740 people at September 30, 2017.
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
Demand for Automotive Extrusions is determined based upon automotive build rates in North America, increasing aluminum content by platform and consumer preference. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Highlights of the quarter ended September 30, 2017 include:

•
Shipment increase compared to the quarter and nine months ended September 30, 2016 driven by strong demand for GE products and Automotive Extrusions, partially offset by the impact of continued aerospace supply chain destocking and a slower-than-anticipated ramp-up of new equipment and automated controls at Trentwood;

•	Compressed sales margins due to competitive pricing pressure;

•	Strong operational performance across our manufacturing platform;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $551.9 million as of September 30, 2017;

•	Cash dividend and dividend equivalents payment of $8.5 million; and

•	Repurchase of 18,321 shares of our common stock for $1.7 million at a weighted average price of $95.13.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $332.8 million and $320.6 million for the quarters ended September 30, 2017 and September 30, 2016, respectively, reflecting a 1% increase in Fabricated Products segment shipment volume and a 3% increase in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to: (i) a 1.9 million pound, or 8%, increase in Automotive Extrusions driven by significantly higher shipments for bumper programs and (ii) a 1.3 million pound, or 2%, increase in GE products reflecting the continued solid underlying demand for our GE applications, partially offset by a 2.1 million pound, or 4%, decrease in Aero/HS products due to aerospace supply chain destocking and a slower-than-anticipated ramp-up of newly installed equipment and controls at Trentwood. The increase in average realized sales price per pound reflected a $0.13/lb, or 15%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.07/lb, or 5%, decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected: (i) competitive price pressure on spot sales of Aero/HS products and (ii) a leaner value added product mix with less volume of Aero/HS products and more volume of Automotive Extrusions and GE products. See the table in "Segment and Business Unit Information" below for further details.
Net sales totaled $1,044.4 million and $998.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, reflecting a 2% increase in Fabricated Products segment shipment volume and a 2% increase in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to: (i) a 12.6 million pound, or 7%, increase in GE products reflecting the continued solid underlying demand for our GE applications and (ii) a 5.1 million pound, or 7%, increase in Automotive Extrusions primarily related to significantly higher bumper shipments, partially offset by a 6.4 million pound, or 4%, decrease in Aero/HS products due to: (i) aerospace supply chain destocking and (ii) temporary plate capacity constraints due to the installation of new equipment and controls at Trentwood in the second quarter of 2017 and the slower-than-anticipated ramp-up of newly installed Trentwood equipment and automation in the third quarter of 2017. The increase in average realized sales price per pound reflected a $0.12/lb, or 14%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.07/lb, or 5%, decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected competitive price pressure on spot sales of Aero/HS and GE products and, as discussed above, a leaner value added product mix. See the table in "Segment and Business Unit Information" below for further details.
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
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2017 totaled $267.2 million, or 80% of Net sales, compared to $254.7 million, or 79% of Net sales, for the quarter ended September 30, 2016. The increase of $12.5 million was comprised of a $21.1 million increase in Hedged Cost of Alloyed Metal, partially offset by a $8.6 million reduction in net manufacturing conversion and other costs. The reduction in net manufacturing conversion and other costs reflected: (i) a $3.3 million improvement in raw material costs due to favorable scrap pricing and usage; (ii) $1.3 million of lower planned major maintenance expense; and (iii) a $5.1 million decrease in manufacturing, LIFO and other costs, partially offset by a $1.1 million increase in costs related to product mix. Of the $21.1 million increase in Hedged Cost of Alloyed Metal, $20.1 million was due to higher hedged metal prices and $1.0 million was due to higher shipment volume, as discussed in "Net Sales" above.
Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2017 totaled $822.7 million, or 79% of Net sales, compared to $767.1 million, or 77% of Net sales, for the nine months ended September 30, 2016. The increase of $55.6 million was comprised of a $65.1 million increase in Hedged Cost of Alloyed Metal, partially offset by a $9.5 million reduction in net manufacturing conversion and other costs. The reduction in net manufacturing conversion and other costs reflected: (i) a $9.3 million improvement in raw material costs due to favorable scrap pricing and usage; (ii) $1.1 million of lower planned major maintenance expense; and (iii) a $3.4 million decrease in manufacturing, LIFO and other costs, partially offset by a $4.5 million increase in costs related to higher shipment volume and product mix. Of the $65.1 million increase in Hedged Cost of Alloyed Metal, $56.7 million was due to higher hedged metal prices and $8.4 million was due to higher shipment volume, as discussed in "Net Sales" above. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters and nine months ended September 30, 2017 and September 30, 2016.
Lower of Cost or Market Inventory Write-Down. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for information on our inventory lower of cost or market value adjustments.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $24.7 million and $25.6 million for the quarters ended September 30, 2017 and September 30, 2016, respectively. The decrease was due primarily to a decrease in short-term incentive compensation expense based on performance factors and modifiers.
SG&A and R&D expense totaled $74.7 million and $79.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease was due primarily to a $3.9 million decrease in short-term incentive compensation expense based on performance factors and modifiers and a decrease in professional fees and services of $0.6 million.
Net Periodic Postretirement Benefit Cost Relating to Salaried VEBA. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding the Salaried VEBA and net periodic postretirement benefit cost relating thereto.
Goodwill Impairment. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for details.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes"), our 8.25% unsecured senior notes, which were redeemed on June 1, 2016, and our revolving credit facility, net of capitalized interest. Interest expense was $5.3 million and $5.5 million for the quarters ended September 30, 2017 and September 30, 2016, respectively, net of $0.7 million and $0.6 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $16.4 million and $14.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, net of $1.9 million and $2.4 million of interest expense capitalized as part of construction in progress, respectively.
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
Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment operating income	$53.7	$42.1	$149.9	$172.1
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(2.0)	(4.1)	(3.9)	(2.2)
Mark-to-market gain on derivative instruments	10.8	2.0	14.0	16.9
Non-cash lower of cost or market inventory write-down[2]	—	—	—	(4.9)
Workers' compensation cost due to discounting	0.1	(0.1)	(0.1)	—
Goodwill impairment[3]	—	—	(18.4)	—
Asset impairment charges[3]	—	(2.7)	—	(2.8)
Environmental expenses	(0.2)	—	(0.2)	—
Total non-run-rate items	8.7	(4.9)	(8.6)	7.0
Segment operating income excluding non-run-rate items	$45.0	$47.0	$158.5	$165.1
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

[3]
See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the impairment of goodwill and one of our customer relationship intangible assets.

As noted above, segment operating income excluding non-run-rate items for the quarter ended September 30, 2017 was $2.0 million lower than segment operating income excluding such items for the quarter ended September 30, 2016. Lower operating income excluding non-run-rate items reflected: (i) a $10.2 million unfavorable sales impact due primarily to a leaner product mix and lower sales margins, as discussed above and (ii) $1.3 million of higher depreciation and amortization expense, partially offset by: (i) a $3.3 million improvement from favorable price spreads for scrap raw material purchases; (ii) $1.3 million of lower planned major maintenance expense; and (iii) a $4.8 million improvement in net manufacturing conversion and other costs.
Segment operating income excluding non-run-rate items for the nine months ended September 30, 2017 was $6.6 million lower than segment operating income excluding such items for the nine months ended September 30, 2016. Lower operating income excluding non-run-rate items reflected: (i) a $23.9 million unfavorable sales impact due primarily to a leaner product mix and lower sales margins, as discussed above and (ii) $2.7 million of higher depreciation and amortization expense, partially offset by: (i) a $9.3 million improvement from favorable price spreads for scrap raw material purchases; (ii) a $7.8 million improvement in net manufacturing conversion and other costs; (iii) $1.1 million of lower planned major maintenance expense; and (iv) a $1.8 million decrease in incentive compensation expense based on performance factors and modifiers.

The table below provides our Fabricated Products segment shipment and value added revenue information (in millions of dollars, except shipments and value added revenue per pound) by end market applications for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Aero/HS Products:
Shipments (mmlbs)	53.4		55.5		172.8		179.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$150.2	$2.81	$156.1	$2.81	$483.2	$2.80	$500.7	$2.79
Less: Hedged Cost of Alloyed Metal	(51.8)	(0.97)	(47.5)	(0.85)	(162.7)	(0.95)	(152.7)	(0.85)
Value added revenue	$98.4	$1.84	$108.6	$1.96	$320.5	$1.85	$348.0	$1.94

Automotive Extrusions:
Shipments (mmlbs)	24.5		22.6		75.9		70.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$52.7	$2.15	$46.5	$2.06	$161.6	$2.13	$143.6	$2.03
Less: Hedged Cost of Alloyed Metal	(23.8)	(0.97)	(18.9)	(0.84)	(72.9)	(0.96)	(58.0)	(0.82)
Value added revenue	$28.9	$1.18	$27.6	$1.22	$88.7	$1.17	$85.6	$1.21

GE Products:
Shipments (mmlbs)	64.1		62.8		203.1		190.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$115.9	$1.81	$105.6	$1.68	$361.1	$1.78	$318.3	$1.67
Less: Hedged Cost of Alloyed Metal	(63.3)	(0.99)	(52.6)	(0.84)	(195.9)	(0.97)	(157.9)	(0.83)
Value added revenue	$52.6	$0.82	$53.0	$0.84	$165.2	$0.81	$160.4	$0.84

Other Products:
Shipments (mmlbs)	7.6		7.4		20.9		22.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$14.0	$1.84	$12.4	$1.68	$38.5	$1.84	$36.1	$1.63
Less: Hedged Cost of Alloyed Metal	(7.4)	(0.97)	(6.2)	(0.84)	(20.3)	(0.97)	(18.1)	(0.82)
Value added revenue	$6.6	$0.87	$6.2	$0.84	$18.2	$0.87	$18.0	$0.81

Total:
Shipments (mmlbs)	149.6		148.3		472.7		462.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$332.8	$2.22	$320.6	$2.16	$1,044.4	$2.21	$998.7	$2.16
Less: Hedged Cost of Alloyed Metal	(146.3)	(0.97)	(125.2)	(0.84)	(451.8)	(0.96)	(386.7)	(0.84)
Value added revenue	$186.5	$1.25	$195.4	$1.32	$592.6	$1.25	$612.0	$1.32
For the quarter ended September 30, 2017, Net sales of Fabricated Products increased by 4% to $332.8 million, as compared to the quarter ended September 30, 2016, reflecting a 1% increase in Fabricated Products segment shipment volume and a 3% increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."
For the nine months ended September 30, 2017, Net sales of Fabricated Products increased by 5% to $1,044.4 million, as compared to the nine months ended September 30, 2016, reflecting a 2% increase in Fabricated Products segment shipment volume and a 2% increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."
Outlook

While our 2017 outlook for Automotive Extrusions and GE products remains unchanged, we have lowered the outlook for our Aero/HS products due to constraints on throughput during installation and ramp-up of new equipment and automated controls at Trentwood. For Automotive Extrusions, we continue to expect double-digit year-over-year growth in shipments and mid-single-digit growth in value added revenue as new product growth is predominantly in lower value added parts. As we have previously noted for our Aero/HS products, we anticipate headwinds from lower sales margins and commercial aerospace supply chain destocking will continue through the remainder of the year. While we had previously anticipated our Aero/HS products shipments would be comparable to 2016, we now expect our 2017 Aero/HS shipments will be lower than the prior year due to the slower-than-anticipated Trentwood ramp-up.
Longer term, we continue to anticipate solid Aero/HS products demand growth driven by military and commercial aircraft applications in both 2018 and 2019, with isolated instances of the supply chain inventory overhang lingering into 2018 to create a modest drag on overall industry demand growth. As demand strengthens and we implement the improved manufacturing practices and capacity expansion at Trentwood, we expect increasing benefits from the new equipment and automated controls at Trentwood. Overall, we expect to enter 2018 well positioned to serve industry-wide demand growth across our served markets.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. The table below presents the impact of non-run-rate items to operating loss within the All Other business unit for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating loss	$(13.9)	$(12.3)	$(39.2)	$(39.6)
Impact to operating loss of non-run-rate items:
Net periodic post retirement benefit cost relating to Salaried VEBA	(1.2)	(0.8)	(3.4)	(2.5)
(Loss) gain on removal of Union VEBA net assets	(0.5)	—	0.8	0.1
Total non-run-rate items	(1.7)	(0.8)	(2.6)	(2.4)
Operating loss excluding non-run-rate items	$(12.2)	$(11.5)	$(36.6)	$(37.2)
All Other operating loss excluding non-run-rate items for the quarter ended September 30, 2017 was $0.7 million higher for the same period in 2016. The increase was due primarily to an increase in workers' compensation expense and other general and administrative expenses.
All Other operating loss excluding non-run-rate items for the nine months ended September 30, 2017, was $0.6 million lower than the comparable prior period in 2016 due primarily to a decrease in employee incentive compensation expense.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	September 30, 2017	December 31, 2016
Available cash and cash equivalents	$73.9	$55.2
Short-term investments	191.4	231.0
Net borrowing availability under Revolving Credit Facility after letters of credit	286.6	275.3
Total liquidity	$551.9	$561.5
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
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $13.2 million at September 30, 2017 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. Of this amount, $0.3 million and $12.9 million were included in Prepaid expenses and other current assets and Other assets, respectively. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 3 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of September 30, 2017, or as of December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Nine Months Ended September 30,
	2017	2016
Total cash provided by (used in):
Operating activities:
Fabricated Products	$194.3	$158.8
All Other	(62.8)	(51.4)
Total cash provided by operating activities	$131.5	$107.4
Investing activities:
Fabricated Products	$(55.4)	$(57.2)
All Other	41.1	(171.3)
Total cash used in investing activities	$(14.3)	$(228.5)
Financing activities:
Fabricated Products	$(0.2)	$(0.1)
All Other	(97.6)	122.4
Total cash (used in) provided by financing activities	$(97.8)	$122.3

Operating Activities
Fabricated Products – For the nine months ended September 30, 2017, Fabricated Products segment operating activities provided $194.3 million of cash. Cash provided in the nine months ended September 30, 2017 was primarily related to: (i) $149.9 million of operating income; (ii) depreciation and amortization of $28.9 million; (iii) goodwill impairment of $18.4 million; and (iv) an increase in accounts payable of $21.7 million driven predominantly by the timing of metal purchases. Cash provided by operating activities was partially offset by: (i) adjustments for other non-cash items of $11.3 million; (ii) an increase in inventory of $10.6 million; and (iii) an increase in trade and other receivables of $0.9 million.
Fabricated Products segment operating activities provided $158.8 million of cash during the nine months ended September 30, 2016. Cash provided in the nine months ended September 30, 2016 was primarily related to: (i) $172.1 million of operating income; (ii) depreciation and amortization of $26.2 million; (iii) a lower of cost or market inventory write-down of $4.9 million; and (iv) a net decrease in other operating assets and liabilities of $2.0 million. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivable of $26.6 million due primarily to the timing of sales and increase in metal price; (ii) adjustments for other non-cash items of $13.4 million; and (iii) an increase in inventory of $8.9 million.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $62.8 million during the nine months ended September 30, 2017 consisted primarily of payments relating to: (i) general and administrative costs of $24.2 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to the 2016 year; (iii) our short-term incentive program in the amount of $6.7 million; and (iv) interest on the 8.25% Senior Notes and Revolving Credit Facility of $11.9 million.
Cash used in operating activities of $51.4 million during the nine months ended September 30, 2016 consisted primarily of payments relating to: (i) general and administrative costs of $19.2 million; (ii) an annual variable cash contribution to the VEBAs of $19.5 million with respect to the 2015 year; (iii) our short-term incentive program in the amount of $3.6 million; and (iv) interest on the 5.875% and 8.25% Senior Notes and Revolving Credit Facility of $9.1 million.
Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2017 was $55.4 million, compared to $57.2 million of cash used during the nine months ended September 30, 2016. Cash used during the nine months ended September 30, 2017 primarily consisted of capital expenditures of $55.9 million, partially offset by net proceeds from the disposal of property, plant and equipment of $0.6 million. Cash used during the nine months ended September 30, 2016 was primarily related to capital expenditures.
All Other – Cash provided by investing activities for All Other was $41.1 million during the nine months ended September 30, 2017 and primarily consisted of proceeds from the disposition of available for sale securities of $237.2 million, partially offset by purchases of available for sale securities of $195.9 million and capital expenditures of $0.2 million. Cash used in investing activities for All Other during the nine months ended September 30, 2016 was $171.3 million and primarily consisted of purchases of available for sale securities of $200.9 million and capital expenditures of $0.4 million, partially offset by proceeds from the disposition of available for sale securities of $30.0 million.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the nine months ended September 30, 2017 and September 30, 2016.
All Other – Cash used in financing activities during the nine months ended September 30, 2017 was $97.6 million, representing: (i) $66.7 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $26.4 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; and (iii) $4.5 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.

Cash provided by financing activities during the nine months ended September 30, 2016 was $122.4 million, representing $375.0 million in proceeds from the issuance of our 5.875% Senior Notes and $1.0 million in proceeds from the exercise of stock options, partially offset by: (i) $206.0 million for the repayment of the 8.25% Senior Notes; (ii) $24.4 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; (iii) $13.6 million of cash used to repurchase our common stock under our stock repurchase program; (iv) $6.8 million of debt issuance costs; and (v) $2.8 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
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
The Revolving Credit Facility matures in December 2020 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $20.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to $400.0 million.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	October 16, 2017	September 30, 2017
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$290.9	$294.4
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.8)	(7.8)
Net remaining borrowing availability	$283.1	$286.6
Borrowing rate (if applicable)[1]	4.50%	4.50%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
The most significant strategic capital project in 2017 is our Trentwood efficiency and modernization initiative, a multi-year, $150.0 million capital investment initiative that upgrades equipment throughout the Trentwood process flow to increase efficiency and further improve our competitive cost position on all of Trentwood's products. A significant portion of this investment will focus on modernizing our legacy equipment and process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both Aero/HS and GE products. Besides efficiency and quality improvements, upgrades completed during 2017 will also position Trentwood with additional manufacturing capacity to address anticipated sales growth in 2018 and beyond. The Trentwood efficiency and modernization initiative was announced in December 2015 and as of September 30, 2017 approximately half of the $150.0 million had been spent.
Total capital expenditures were $56.1 million and $57.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. For the full year of 2017, we anticipate capital spending will be approximately $80.0 million. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
See Note 10 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the nine months ended September 30, 2017 and September 30, 2016, and declared subsequent to September 30, 2017.
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
Repurchases of Common Stock
See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the nine months ended September 30, 2017 and September 30, 2016 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding minimum statutory tax withholding obligations arising during the nine months ended September 30, 2017 and September 30, 2016 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

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
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2017, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans (see Note 7 of Notes to Interim Consolidated Financial Statements included in this Report). Additional awards are expected to be made in future years.
Except as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2016.
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
Aluminum
See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments. During the nine months ended September 30, 2017 and September 30, 2016, settlements of derivative contracts covering 136.7 million pounds and 163.6 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At September 30, 2017, we had derivative contracts with respect to approximately 47.1 million pounds, 76.4 million pounds, 24.7 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2017, 2018, 2019, and each of 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the LME market price of aluminum as of September 30, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $15.0 million and $14.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum would have resulted in an unrealized mark-to-market loss of $1.5 million as of both September 30, 2017 and December 31, 2016.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of alloying metals, including copper and zinc. As of September 30, 2017, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper ("Alloy Hedges") by our manufacturing facilities. Our Alloy Hedges are designated and qualify as cash flow hedges. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these Alloy Hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of September 30, 2017 and December 31, 2016, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.3 million and $0.4 million, respectively. We estimate that a $0.10 per pound decrease in the Commodity Exchange ("COMEX") market price of copper as of September 30, 2017, with all other variables held constant, would have resulted in an unrealized mark-to market loss of $0.2 million, with corresponding changes to the net fair value of our Alloy Hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
As of September 30, 2017, we had derivative and/or physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas prices for approximately 72% of the expected natural gas purchases for the remainder of 2017, 71% of the expected natural gas purchases for both 2018 and 2019 and 39% of the expected natural gas purchases for 2020. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.7 million and $5.0 million on September 30, 2017 and December 31, 2016, respectively, with corresponding changes to the net fair value of our natural gas derivative positions.
Additionally, as of September 30, 2017, we had physical delivery commitments at firm prices covering approximately 54% of our expected electricity purchases for the remainder of 2017, 55% of the expected electricity purchases for both 2018 and 2019 and 18% of the expected electricity purchases for 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2017:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2017 - July 31, 2017	—	$—	7,571	$91.57	$124.5
August 1, 2017 - August 31, 2017	—	—	5,750	96.12	$123.9
September 1, 2017 - September 30, 2017	—	—	5,000	99.40	$123.4
Total	—	$—	18,321	$95.13	N/A
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

[2]
Of the $123.4 million available for further share repurchases as of September 30, 2017, $23.4 million is part of the $100.0 million authorized in April 2015 and $100.0 million was authorized in April 2017. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified or terminated by our Board of Directors at any time.

See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our 5.875% Senior Notes.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1	CEO Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on July 17, 2017, File No. 001-09447).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Date: October 27, 2017