Form 10-Q
period 2018-03-31
KAISER ALUMINUM CORP
filed 2018-05-01
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2018, there were 16,760,939 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$135.0	$51.1
Short-term investments	83.8	183.7
Receivables:
Trade receivables, net	185.3	165.0
Other	18.2	15.5
Contract assets	57.5	—
Inventories	176.8	207.9
Prepaid expenses and other current assets	25.7	33.4
Total current assets	682.3	656.6
Property, plant and equipment, net	578.7	571.4
Deferred tax assets, net	63.7	72.0
Intangible assets, net	24.6	25.0
Goodwill	18.8	18.8
Other assets	37.3	41.4
Total	$1,405.4	$1,385.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120.2	$90.0
Accrued salaries, wages and related expenses	28.7	42.6
Other accrued liabilities	35.6	40.5
Total current liabilities	184.5	173.1
Net liabilities of Salaried VEBA	31.9	31.9
Deferred tax liabilities	4.3	4.3
Long-term liabilities	61.3	60.0
Long-term debt	369.8	369.6
Total liabilities	651.8	638.9
Commitments and contingencies – Note 6
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2018 and December 31, 2017; no shares were issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2018 and at December 31, 2017; 22,460,642 shares issued and 16,782,536 shares outstanding at March 31, 2018; 22,393,537 shares issued and 16,773,586 shares outstanding at December 31, 2017	0.2	0.2
Additional paid in capital	1,051.8	1,055.9
Retained earnings	111.7	85.5
Treasury stock, at cost, 5,678,106 shares at March 31, 2018 and 5,619,951 shares at December 31, 2017, respectively	(364.7)	(358.6)
Accumulated other comprehensive loss	(45.4)	(36.7)
Total stockholders' equity	753.6	746.3
Total	$1,405.4	$1,385.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2018	2017
	(In millions of dollars, except share and per share amounts)
Net sales	$388.0	$355.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	316.7	262.7
Depreciation and amortization	10.5	9.6
Selling, general, administrative, research and development[2]	23.6	23.7
Other operating charges, net	0.1	—
Total costs and expenses	350.9	296.0
Operating income	37.1	59.3
Other (expense) income:
Interest expense	(5.6)	(5.6)
Other income, net – Note 9	0.1	0.8
Income before income taxes	31.6	54.5
Income tax provision	(5.9)	(18.5)
Net income	$25.7	$36.0

Net income per common share:
Basic	$1.54	$2.07
Diluted	$1.51	$2.04
Weighted-average number of common shares outstanding (in thousands):
Basic	16,707	17,385
Diluted	17,031	17,603

Dividends declared per common share	$0.55	$0.50
____________________

[1]
See Note 4 for discussion of our adoption of ASU 2017-12 (as defined in Note 1) and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Unrealized (gain) loss on derivative instruments and now included within Cost of products sold, excluding depreciation and amortization and other items.

[2]
See Note 1 for discussion of our adoption of ASU 2017-07 (as defined in Note 1) and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Selling, general, administrative, research and development and now included within Other (expense) income.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2018	2017
	(In millions of dollars)
Net income	$25.7	$36.0
Other comprehensive (loss) income, net of tax – Note 7:
Defined benefit pension plan and Salaried VEBA	1.2	0.9
Available for sale securities	(0.2)	0.1
Cash flow hedges	(9.3)	0.3
Other comprehensive (loss) income, net of tax	(8.3)	1.3
Comprehensive income	$17.4	$37.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment[1]	—	—	—	10.5	—	(0.4)	10.1
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.0	$(358.6)	$(37.1)	$756.4
Net income	—	—	—	25.7	—	—	25.7
Other comprehensive loss, net of tax	—	—	—	—	—	(8.3)	(8.3)
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	135,134	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,029)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(58,155)	—	—	—	(6.1)	—	(6.1)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(10.0)	—	—	(10.0)
Amortization of unearned equity compensation	—	—	2.8	—	—	—	2.8
BALANCE, March 31, 2018	16,782,536	$0.2	$1,051.8	$111.7	$(364.7)	$(45.4)	$753.6
____________________

[1]	See Note 1 for discussion of our adoption of ASC 606 and ASU 2016-01 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended
	March 31,
	2018	2017
	(In millions of dollars)
Cash flows from operating activities:
Net income	$25.7	$36.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	10.1	9.2
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	0.3	0.3
Deferred income taxes	7.9	18.1
Non-cash equity compensation	2.8	3.0
Gain on disposition of available for sale securities	(1.1)	(0.7)
Non-cash unrealized loss (gain) on derivative instruments	—	(15.1)
Non-cash asset impairment charge	0.1	—
Other non-cash changes in assets and liabilities	8.1	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	(23.0)	(19.2)
Contract assets	(1.9)	—
Inventories	(9.6)	(1.9)
Prepaid expenses and other current assets	(2.2)	(3.3)
Accounts payable	32.0	9.4
Accrued liabilities	(7.3)	(11.4)
Annual variable cash contributions to VEBAs	(15.7)	(20.0)
Long-term assets and liabilities, net	(0.5)	(0.6)
Net cash provided by operating activities[1]	26.1	4.1
Cash flows from investing activities[2]:
Capital expenditures	(19.7)	(14.8)
Purchase of available for sale securities	—	(74.7)
Proceeds from disposition of available for sale securities	100.3	110.9
Net cash provided by investing activities	80.6	21.4
Cash flows from financing activities[2]:
Repayment of capital lease	(0.2)	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	(4.4)
Repurchase of common stock	(5.7)	(32.6)
Cash dividends and dividend equivalents paid	(10.0)	(9.3)
Net cash (used in) financing activities	(22.8)	(46.5)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	83.9	(21.0)
Cash, cash equivalents and restricted cash at beginning of period	64.3	67.7
Cash, cash equivalents and restricted cash at end of period	$148.2	$46.7
____________________

[1]	See Note 8 for adjustments made to arrive at our Consolidated Balance Sheet as of January 1, 2018 upon adopting ASC 606 (as defined in Note 1).

[2]	See Note 12 for the supplemental disclosure on non-cash transactions.
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
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
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2018 fiscal year. The financial information as of December 31, 2017 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the Statements of Consolidated Income, prior period presentation of Unrealized loss (gain) on derivative instruments is now contained within "Cost of products sold, excluding depreciation and amortization and other items." See Note 4 for additional details.
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
Fair Value Measurements. We apply the fair value hierarchy established by GAAP for the recognition and measurement of certain financial assets and liabilities. An asset or liability's fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty risk in our assessment of fair value. We also review the underlying inputs that are significant to the fair value measurement of financial instruments to determine if a transfer among hierarchy levels is appropriate. We historically have not had significant transfers into or out of each hierarchy level.
Financial assets and liabilities that we measure at fair value each period include our derivative instruments, equity investments related to our deferred compensation plan and debt investment securities classified as available for sale securities (see Note 3). Additionally, we measure at fair value once each year at December 31 the plan assets of the Salaried VEBA (defined in Note 3) and our Canadian defined benefit pension plan. We record our remaining financial assets and liabilities at carrying value.
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
We concluded that none of our other non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter ended March 31, 2018.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At March 31, 2018 and December 31, 2017, the current cost of our inventory exceeded its stated LIFO value by $32.3 million and $24.3 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at March 31, 2018 and December 31, 2017 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.5 million in each of the quarters ended March 31, 2018 and March 31, 2017.
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
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 4). The fair value of hedges settling within one year is included in Prepaid expenses and other current assets or Other accrued liabilities. The fair value of hedges settling beyond one year is included in Other assets or Long-term liabilities.
Prior to our adoption of ASU 2017-12 (as defined below under "Adoption of New Accounting Standards"), we did not meet the documentation requirements for hedge (deferral) accounting related to our aluminum and energy derivatives. Accordingly, we recorded unrealized gain or loss associated with these hedges in the Statements of Consolidated Income. Subsequent to our adoption of ASU 2017-12 on January 1, 2018, our aluminum and energy derivatives qualified for hedge (deferral) accounting and, as such, we designated such hedges as cash flow hedges. Forward swap contracts for zinc and copper ("Alloy Hedges") used in our fabrication operations are also designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax and reclassified to Cost of products sold, excluding depreciation and amortization and other items when such hedges settle (see Note 4).
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. We do not meet the documentation requirements for hedge (deferral) accounting related to foreign currency derivatives and, as such, gains and losses (both unrealized and realized) related to our foreign currency forward contracts are reflected as an increase or reduction in Other income, net.
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $26.1 million and $24.8 million as of March 31, 2018 and December 31, 2017, respectively. However, we account for our workers' compensation accrued liability on

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

a discounted basis, using a discount rate of 2.75% and 2.25% at March 31, 2018 and December 31, 2017, respectively. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.1 million and $3.5 million as of March 31, 2018 and December 31, 2017, respectively.
Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2018, we had a liability of $4.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2018 STI Plan.
Long-Term Incentive Programs ("LTI Programs"). Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan approved by stockholders on May 26, 2016 ("2016 Plan"). At March 31, 2018, 586,137 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
Adoption of New Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09, including its subsequent amendments as codified under Accounting Standards Codification Topic 606 ("ASC 606"), during the quarter ended March 31, 2018. Upon adoption under the modified retrospective method, we elected to apply the guidance only to contracts that were not completed at the date of initial application, which resulted in a cumulative-effect increase of $10.1 million (see Note 8) to our Retained earnings (net of a $3.3 million tax impact) on January 1, 2018. Comparative information in this report has not been adjusted and continues to be reported under previous revenue recognition guidance within Accounting Standards Codification Topic 605 ("ASC 605"). See Statement of Consolidated Stockholders' Equity and Note 8 for details of the significant changes and quantitative impacts of the changes, as well as our policy on revenue recognition.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), was issued in January 2016. The amendments in ASU 2016-01 require equity investments to be measured at fair value with changes in fair value recognized in net income. Equity investments related to our deferred compensation plan that had previously been accounted for as available for sale securities are now accounted for as equity investments with changes in fair value recorded within net income. As such, we recorded a cumulative-effect increase of $0.4 million to our Retained earnings (net of a $0.2 million tax impact) on January 1, 2018 to remove the balance of mark-to-market adjustments recorded within Accumulated other comprehensive income at December 31, 2017. See Note 3 for additional details on our deferred compensation program, including the fair value of related equity investments.
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), was issued in March 2017. ASU 2017-07 amends the requirements related to the income statement presentation of the components of net periodic benefit cost for our defined benefit pension and other postretirement plans. Specifically, ASU 2017-07 requires us to: (i) disaggregate the current-service-cost component from the "other components" of net benefit cost and present it with other current compensation costs for related employees in the income statement and (ii) present the other components elsewhere in the income statement and outside of income from operations. As a result of our retrospective adoption of ASU 2017-07, we reclassified amounts that had previously been presented within Selling, general, administrative, research and development to Other (expense) income in the Statements of Consolidated Income. See Note 3 for further discussion of our defined benefit pension and other postretirement plans.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued in August 2017. The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the related notes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. There was no cumulative effect adjustment to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

record as a result of early adopting ASU 2017-12 in the quarter ended March 31, 2018; however, we designated all of our outstanding commodity hedges as cash flow hedges beginning January 1, 2018. We therefore have significantly reduced the mark-to-market adjustments that have historically been recorded within the Statements of Consolidated Income. These adjustments have instead been recorded within Other comprehensive (loss) income, net of tax beginning in the quarter ended March 31, 2018. See Note 4 for further discussion of our derivatives and hedging programs.
There were no material impacts on our consolidated financial statements resulting from our adoption in the quarter ended March 31, 2018 of ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.
Accounting Pronouncements Issued But Not Yet Adopted
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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available-for-sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. We are currently in the process of evaluating the impact of adopting ASU 2016-13 in 2020 but do not expect it to have a material effect on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	March 31, 2018	December 31, 2017
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$17.3	$23.5
Commercial paper	117.7	27.6
Total	$135.0	$51.1

Trade Receivables, Net
Billed trade receivables	$186.1	$165.9
Unbilled trade receivables	0.4	0.3
Trade receivables, gross	186.5	166.2
Allowance for doubtful receivables	(1.2)	(1.2)
Trade receivables, net	$185.3	$165.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2018	December 31, 2017
	(In millions of dollars)
Inventories
Finished products	$40.5	$63.8
Work-in-process	63.3	78.3
Raw materials	68.2	61.3
Operating supplies	4.8	4.5
Total	$176.8	$207.9

Property, Plant and Equipment, Net
Land and improvements	$21.1	$21.1
Buildings and leasehold improvements	91.9	92.1
Machinery and equipment	698.6	689.1
Construction in progress	42.9	35.1
Property, plant and equipment, gross	854.5	837.4
Accumulated depreciation	(277.7)	(267.9)
Assets held for sale	1.9	1.9
Property, plant and equipment, net	$578.7	$571.4

Other Accrued Liabilities
Uncleared cash disbursements	$4.7	$7.3
Accrued income taxes and taxes payable	10.8	6.8
Accrued annual contribution to VEBAs – Note 3	—	15.7
Accrued interest	8.4	2.9
Other	11.7	7.8
Total	$35.6	$40.5

Long-Term Liabilities
Workers' compensation accruals	$23.2	$22.6
Long-term environmental accrual – Note 6	14.7	15.8
Other long-term liabilities	23.4	21.6
Total	$61.3	$60.0
3. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (ii) a non-qualified, unfunded, unsecured plan of deferred compensation (see "Deferred Compensation Program" below); (iii) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW"), the International Association of Machinists and certain other unions at certain of our production facilities; and (iv) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility.
Deferred Compensation Program. We have a non-qualified, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various investment funds at certain registered investment companies. Upon adoption of ASU 2016-01 on January 1, 2018 (see Note 1), these investments

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

are now accounted for as equity investments with changes in fair value recorded within Other income, net. Assets of our deferred compensation program are classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2018 and December 31, 2017 was $9.9 million and $9.8 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million each year to the Salaried VEBA. We paid the maximum of $2.9 million with respect to 2017 during the quarter ended March 31, 2018. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
Union VEBA Postretirement Obligation. Certain other eligible retirees represented by certain unions along with their surviving spouses and eligible dependents participate in a separate VEBA ("Union VEBA"). During the quarter ended March 31, 2018, we made a $12.8 million cash contribution to the Union VEBA with respect to the nine months ended September 30, 2017. This was our final contribution. We have no ongoing obligation to make further contributions to the Union VEBA.
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
The following tables present the total expense (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Included within Fabricated Products:
Deferred compensation plan	$—	$0.1
Defined contribution plans	3.8	4.1
Multiemployer pension plans	1.2	1.1
Total Fabricated Products[1]	$5.0	$5.3

Included within All Other:
Deferred compensation plan	$0.1	$0.4
Defined contribution plans	0.5	0.5
Net periodic postretirement benefit cost relating to Salaried VEBA	1.5	1.1
Gain on removal of Union VEBA net assets	—	(1.3)
Total All Other[2]	$2.1	$0.7
Total	$7.1	$6.0
____________________

[1]
Substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]
On January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As such, the current service cost component of Net periodic postretirement benefit cost related to Salaried VEBA is included within the Statements of Consolidated Income in SG&A and R&D for all periods presented. We reclassified all other components of Net periodic postretirement

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

benefit cost relating to the Salaried VEBA, as well as Gain on removal of Union VEBA net assets that had previously been presented within SG&A and R&D, to Other income, net in the Statements of Consolidated Income.
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2018 and March 31, 2017.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Salaried VEBA[1]:
Interest cost	$0.7	$0.7
Expected return on plan assets	(0.7)	(1.0)
Amortization of prior service cost[2]	1.3	1.2
Amortization of net actuarial loss	0.2	0.2
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.5	$1.1
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
4. Derivatives, Hedging Programs and Other Financial Instruments
Overview
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
Our derivative activities are overseen by a committee ("Hedging Committee"), which is composed of our chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee's activities with our Board of Directors.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

instruments that were in a net liability position was $1.6 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At both March 31, 2018 and December 31, 2017, we had no cash collateral posted from any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 13.
Aluminum Hedges. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through metal price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through metal price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create metal price risk for us. We use third-party hedging instruments to limit exposure to metal price risk related to the metal pass through lag on some of our products and firm-price customer sales contracts.
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
Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at March 31, 2018:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/18 through 12/21	141.0
Fixed price sales contracts	4/18 through 11/19	3.9
Midwest premium swap contracts[1]	4/18 through 12/21	136.7

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/18 through 12/18	6.1

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	4/18 through 12/20	3,520,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/20	175,680

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Euro[4]	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price purchase contracts	4/18	64,555
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2018, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 72% of the expected natural gas purchases for the remainder of 2018, 70% of the expected natural gas purchases for 2019 and 69% of the expected natural gas purchases for 2020.

[3]
As of March 31, 2018, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 53% of our expected electricity purchases for the remainder of 2018, 2019 and 2020.

[4]
We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. We use non-designated foreign currency forward contracts designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers to mitigate our exposure to currency exchange rate fluctuations on these purchases.

Adoption of ASU 2017-12
Prior to our adoption of ASU 2017-12 on January 1, 2018, changes in the fair value of non-designated hedges (aluminum and energy) were recorded within Unrealized loss (gain) on derivative instruments in the Statements of Consolidated Income. Upon settlement, realized gain or loss was recorded within Cost of products sold, excluding depreciation and amortization and other items, with an offsetting reversal of previously recognized unrealized amounts recorded within Unrealized loss (gain) on derivative instruments.
Beginning with our adoption of ASU 2017-12 (see Note 1), aluminum and energy hedges that were non-designated prior to 2018 are now designated as cash flow hedges. As these previously non-designated hedges are settled, unrealized gains and losses recognized subsequent to December 31, 2017 are reclassified from Accumulated other comprehensive loss to Cost of products sold, excluding depreciation and amortization.
(Gain) Loss
See Note 7 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive income ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI when the associated hedged commodity purchases impact earnings.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The location and amount of (gain) loss included on the Statements of Consolidated Income within the Fabricated Products segment associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
	Cost of products sold, excluding depreciation and amortization and other items[1]	Cost of products sold, excluding depreciation and amortization and other items[1]	Unrealized (gain) loss on derivative instruments
Total amounts of income and expense line items presented in the statements of consolidated income in which the effects of hedges are recorded	$316.7	$277.8	$(15.1)

(Gain) loss recognized in income related to cash flow hedges:
Aluminum	$0.3	$—	$—
Alloy Hedges	(0.4)	(0.1)	—
Total gain recognized in income	$(0.1)	$(0.1)	$—

(Gain) loss recognized in income related to non-designated hedges:
Aluminum	$—	$(4.6)	$(16.3)
Natural gas	—	—	1.2
Total gain recognized in income	$—	$(4.6)	$(15.1)
____________________

[1]
Beginning with our adoption of ASU 2017-12 effective January 1, 2018, we no longer have Unrealized loss (gain) on derivative instruments on the Statements of Consolidated Income as all of our commodity hedges are designated as cash flow hedges. As such, all Unrealized loss (gain) on derivative instruments is reported in AOCI. For the quarter ended March 31, 2017, Unrealized loss (gain) on derivative instruments was reclassified to Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income to conform to the current period's presentation, for a combined total of $262.7 million. The amounts comprising both line items are presented separately here for comparative purposes.

Fair Values of Derivative Contracts
The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the fair value of our derivative financial instruments as of the period presented (in millions of dollars):

	March 31, 2018			December 31, 2017
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$4.6	$(4.4)	$0.2	$—	$—	$—
Fixed price sales contracts	0.2	—	0.2	—	—	—
Midwest premium swap contracts	6.2	(0.1)	6.1	—	—	—
Alloying metals – Fixed price purchase contracts	0.3	(0.2)	0.1	0.9	—	0.9
Natural gas – Fixed price purchase contracts	0.1	(0.5)	(0.4)	—	—	—
Electricity – Fixed price purchase contracts	—	(0.3)	(0.3)	—	—	—

Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	—	—	—	22.5	—	22.5
Fixed price sales contracts	—	—	—	—	(0.1)	(0.1)
Midwest premium swap contracts	—	—	—	1.7	(0.1)	1.6
Natural gas – Fixed price purchase contracts	—	—	—	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	—	—	—	—	(0.1)	(0.1)

Total[1]	$11.4	$(5.5)	$5.9	$25.3	$(0.8)	$24.5
____________________

[1]
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets.

The following table presents the balance sheet location of derivative assets and liabilities for the periods presented (in millions of dollars):

	March 31, 2018	December 31, 2017
Assets:
Prepaid expenses and other current assets	$9.0	$18.9
Other assets	2.4	6.4
Total assets	$11.4	$25.3

Liabilities:
Other accrued liabilities	$(3.1)	$(0.3)
Long-term liabilities	(2.4)	(0.5)
Total Liabilities	$(5.5)	$(0.8)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

use observable market data. At March 31, 2018, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At March 31, 2018 and December 31, 2017, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of March 31, 2018 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.3	$117.7	$—	$135.0
Short-term investments	—	83.8	—	83.8
Total	$17.3	$201.5	$—	$218.8
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of December 31, 2017 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23.5	$27.6	$—	$51.1
Short-term investments	—	183.7	—	$183.7
Total	$23.5	$211.3	$—	$234.8
All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
5. Debt and Credit Facility
Senior Notes
In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of March 31, 2018 was $5.2 million. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $5.7 million for each of the quarters ended March 31, 2018 and March 31, 2017. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding Senior Notes, which are Level 1 liabilities, was approximately $390.3 million and $399.9 million at March 31, 2018 and December 31, 2017, respectively.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $300.0 million of borrowing availability under the Revolving Credit Facility at March 31, 2018, based on the borrowing base determination then in effect. At March 31, 2018, there were no borrowings under the Revolving Credit Facility and $8.1 million was being used to support outstanding letters of credit, leaving $291.9 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.00% at March 31, 2018.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 4 and Note 5).
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
At March 31, 2018, our environmental accrual of $16.6 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of AOCI for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(38.5)	$(37.1)
Amortization of net actuarial loss[1]	0.2	0.2
Amortization of prior service cost[1]	1.3	1.2
Less: income tax expense[2]	(0.3)	(0.5)
Net amortization reclassified from AOCI to Net income	1.2	0.9
Other comprehensive income, net of tax	1.2	0.9
Ending balance	$(37.3)	$(36.2)

Available for Sale Securities:
Beginning balance	$0.9	$0.8
Unrealized gain on available for sale securities	1.0	1.1
Less: income tax expense	(0.2)	(0.4)
Net unrealized gain on available for sale securities	0.8	0.7
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.5)	(0.9)
Less: income tax benefit[2]	0.5	0.3
Net gain reclassified from AOCI to Net income	(1.0)	(0.6)
Other comprehensive (loss) income, net of tax	(0.2)	0.1
Ending balance	$0.7	$0.9

Cash Flow Hedges:
Beginning balance	$0.5	$(0.2)
Unrealized (loss) gain on cash flow hedges	(12.2)	0.3
Less: income tax benefit (expense)	3.0	(0.1)
Net unrealized (loss) gain on cash flow hedges	(9.2)	0.2
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges[4]	(0.1)	0.2
Less: income tax expense[2]	—	(0.1)
Net (gain) loss reclassified from AOCI to Net income	(0.1)	0.1
Other comprehensive (loss) income, net of tax	(9.3)	0.3
Ending balance	$(8.8)	$0.1

Foreign Currency Translation:
Beginning balance	$—	$(0.2)
Other comprehensive income, net of tax	—	—
Ending balance	$—	$(0.2)

Total AOCI ending balance	$(45.4)	$(35.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

____________________

[1]	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other income, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

[3]
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other income, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of Cost of products sold, excluding depreciation and amortization and other items. As of March 31, 2018, we estimate a net mark-to-market loss before tax of $8.0 million in AOCI will be reclassified into Net income within the next 12 months.

8. Revenue Recognition
Prior to the Adoption of ASC 606. Prior to our adoption of ASC 606 on January 1, 2018, we recognized revenue on a gross basis when all of the following criteria were met: (i) persuasive evidence of an arrangement existed; (ii) title, ownership and risk of loss had passed to the customer; (iii) the price to the customer was fixed or determinable; and (iv) collection of the resulting receivable was reasonably assured. Provisions for estimated sales returns from and allowances to customers were made in the same period as the related revenues were recognized, based on historical experience or the specific identification of an event necessitating a reserve.
Subsequent to the Adoption of ASC 606. Subsequent to our adoption of ASC 606 on January 1, 2018 (see "New Accounting Pronouncements" in Note 1), we recognize revenue as we fulfill our performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For products that have no alternative use and for which we have an enforceable right to payment (including a reasonable profit) throughout the production process, we recognize revenue over time. In general, a majority of our Aero/HS products and a substantial portion of our Automotive Extrusions are recognized over time, with the remainder of our products recognized at a point in time.
For the majority of our business, contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are short term in nature, although they may reference a longer term "blanket purchase order" or a "terms and conditions" agreement, both of which may span multiple years. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on shipping terms. For contracts recognized over time, control transfer occurs incrementally during our production process as progress is made on fulfilling the performance obligation. We use the input method of determining our progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. We believe the input method more accurately reflects the transfer of control as it represents the best information available of work completed to date for which we have an enforceable right to payment. For products in production, we recognize revenue using estimates of the cost incurred to date plus a reasonable margin. As the duration of our contracts for accounting purposes are typically less than one year, we do not present quantitative information about the aggregate transaction price allocated to unsatisfied performance obligations at the end of the reporting period.
We adjust the amount of revenue recognized on all products, regardless of timing of revenue recognition, for variable price consideration, which could include metal market price adjustments, volume rebates and sales discounts. We estimate rebate and discount values based on forecasted order data and historical payment trends for specific customers, adjusted as necessary at each reporting period. Accounts receivable is recorded when our right to consideration becomes unconditional. Payment terms for a majority of our domestic customers are 30 days after invoice date. To accommodate shipping time to overseas locations, payment terms for foreign customers are typically several weeks longer than domestic terms. As such, we do not adjust the promised amount of consideration for the effects of a significant financing component as we do not expect the period between the transfer of products to our customers and receipt of payment will be greater than one year.
Contract assets primarily relate to our enforceable right to consideration for work completed but not billed at the reporting date on contracts for products recognized over time. Contract assets also include amounts related to our contractual right to consideration for finished goods recognized over time that were in transit as of period end.
Incremental Costs of Obtaining a Contract. We expense the costs of obtaining a contract as incurred as the amortization period of the asset that we otherwise would have recognized is one year or less.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Shipping and Handling Activities. We account for shipping and handling activities that occur after the customer has obtained control of a product as fulfillment activities (i.e., an expense) rather than as a promised service (i.e., a revenue element).
The following table presents the impact on our opening Consolidated Balance Sheet as of January 1, 2018 of adopting ASC 606 (in millions of dollars):

	December 31, 2017 As Reported	Cumulative-effect Adjustments[1]	January 1, 2018 As Adjusted
Contract assets	$—	$55.6	$55.6
Inventories	207.9	(40.7)	167.2
Total current assets	656.6	14.9	671.5
Deferred tax assets, net	72.0	(3.3)	68.7
Total assets	$1,385.2	$11.6	$1,396.8
Other accrued liabilities	40.5	1.5	42.0
Total current liabilities	173.1	1.5	174.6
Total liabilities	$638.9	$1.5	$640.4
Retained earnings	85.5	10.1	95.6
Total stockholders’ equity	746.3	10.1	756.4
Total liabilities and stockholders’ equity	$1,385.2	$11.6	$1,396.8
____________________

[1]	Included in the cumulative-effect adjustment was a charge of $5.0 million as a result of decrementing higher cost prior LIFO layers.
The following table presents the impact of adopting ASC 606 on our Consolidated Balance Sheet for the period presented (in millions of dollars):

	March 31, 2018 As Reported	Adjustments	March 31, 2018 without Adoption of ASC 606
Contract assets	$57.5	$(57.5)	$—
Inventories	176.8	36.1	212.9
Total current assets	682.3	(21.4)	660.9
Deferred tax assets, net	63.7	3.3	67.0
Total assets	$1,405.4	$(18.1)	$1,387.3
Other accrued liabilities	35.6	(3.5)	32.1
Total current liabilities	184.5	(3.5)	181.0
Total liabilities	$651.8	$(3.5)	$648.3
Retained earnings	111.7	(14.6)	97.1
Total stockholders’ equity	753.6	(14.6)	739.0
Total liabilities and stockholders’ equity	$1,405.4	$(18.1)	$1,387.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Income for the period presented (in millions of dollars, except per share amounts):

	Quarter Ended March 31, 2018 As Reported	Adjustments	Quarter Ended March 31, 2018 without Adoption of ASC 606
Net sales	$388.0	$(1.7)	$386.3
Cost of products sold, excluding depreciation and amortization and other items[1]	316.7	4.2	320.9
Operating income	37.1	(5.9)	31.2
Income before income taxes	31.6	(5.9)	25.7
Income tax provision	(5.9)	1.4	(4.5)
Net income	$25.7	$(4.5)	$21.2

Net income per common share:
Basic	$1.54	$(0.27)	$1.27
Diluted	$1.51	$(0.26)	$1.25
____________________

[1]
Included in the "as reported" amounts was the benefit of having decremented higher cost prior LIFO layers as part of the cumulative-effect adjustment of adopting ASC 606, as discussed in the opening balance sheet table above.

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Comprehensive Income for the period presented (in millions of dollars):

	Quarter Ended March 31, 2018 As Reported	Adjustments	Quarter Ended March 31, 2018 without Adoption of ASC 606
Net income	$25.7	$(4.5)	$21.2
Comprehensive income (loss)	$17.4	$(4.5)	$12.9
The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Cash Flows for the period presented (in millions of dollars):

	Quarter Ended March 31, 2018 As Reported	Adjustments	Quarter Ended March 31, 2018 without Adoption of ASC 606
Net income	$25.7	$(4.5)	$21.2
Changes in operating assets and liabilities:
Contract assets	(1.9)	1.9	—
Inventories	(9.6)	4.6	(5.0)
Accrued liabilities	(7.3)	(2.0)	(9.3)
Net cash provided by operating activities	$26.1	$—	$26.1
The primary driver of the impacts described above related to contracts that had been recognized at a point in time under previous revenue guidance that are now recognized earlier in the process due to over time recognition under ASC 606.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

9. Other Income, Net
Other income, net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Interest income	$0.1	$—
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.5)	(1.1)
Gain on removal of Union VEBA net assets	—	1.3
Realized gain on investments	1.6	0.7
All other expense, net	(0.1)	(0.1)
Other income, net	$0.1	$0.8
10. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Domestic	$5.6	$18.3
Foreign	0.3	0.2
Total	$5.9	$18.5
The income tax provision for the quarters ended March 31, 2018 and March 31, 2017 was $5.9 million and $18.5 million, respectively, reflecting an effective tax rate of 18.6% and 34.0%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2018 was primarily due to: (i) a decrease of $1.8 million (or 5.6% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.8 million (or 2.7% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by (iii) an increase of $0.6 million (or 1.9% of taxable income) related to non-deductible compensation expense.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2017 was due to: (i) a decrease of $1.6 million (or 2.9% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.4 million (or 0.8% of taxable income) to the valuation allowance for certain state net operating losses.
Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million at both March 31, 2018 and December 31, 2017, of which, $0.4 million would be recorded through our income tax provision and thus impact the effective tax rate at both March 31, 2018 and December 31, 2017 if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
The Tax Cuts and Jobs Act ("The Tax Act") was enacted on December 22, 2017. The Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. Our accounting for the Tax Act is incomplete, as noted at year-end. However, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at December 31, 2017 associated with the reduction of the US federal corporate tax rate, the deemed repatriation transition tax and IRC Section 162(m). During the quarter ended March 31, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017, and have not completed our accounting for all of the tax effects of the Tax Act. We are awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where we file tax returns. In all cases, we will continue to make and refine

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
11. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters ended March 31, 2018 and March 31, 2017, which in both periods was more dilutive than the two-class method.
The following table sets forth the computation of basic and diluted net income per share for periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended
	March 31,
	2018	2017
Numerator:
Net income	$25.7	$36.0
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,707	17,385
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	324	218
Diluted	17,031	17,603

Net income per common share, Basic:	$1.54	$2.07
Net income per common share, Diluted:	$1.51	$2.04
The following securities were excluded from the weighted-average diluted shares computation for the periods presented as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended
	March 31,
	2018	2017
Options to purchase common shares[1]	—	2
Non-vested common shares, restricted stock units and performance shares	—	64
Total excluded	—	64
____________________

[1]	Related to the 1,543 fully-vested stock options that were outstanding as of March 31, 2017 and subsequently expired on April 2, 2017.
Dividends. During the quarters ended March 31, 2018 and March 31, 2017, we paid a total of approximately $10.0 million and $9.3 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Repurchases of our common stock pursuant to the stock repurchase program is recorded as Treasury stock and consisted of the following for each period presented:

	Quarter Ended
	March 31,
	2018	2017
Number of common shares repurchased	58,155	415,346
Weighted-average repurchase price (dollars per share)	$104.50	$78.70
Total cost of repurchased common shares (in millions of dollars)	$6.1	$32.7
At March 31, 2018, $104.5 million were available to repurchase our common shares pursuant to the stock repurchase program.
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
12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2018	2017
	(In millions of dollars)
Interest paid	$0.3	$0.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$5.2	$3.7
Stock repurchases not yet settled	$0.5	$2.0

	March 31, 2018	March 31, 2017
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135.0	$34.4
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	12.9	12.0
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$148.2	$46.7
____________________

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

13. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At March 31, 2018, approximately 63% of our employees were covered by collective bargaining agreements and approximately 6% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from March 31, 2018.
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
The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Net sales:
Fabricated Products	$388.0	$355.3
Segment operating income (loss):
Fabricated Products	$49.5	$70.6
All Other	(12.4)	(11.3)
Total operating income	$37.1	$59.3
Interest expense	(5.6)	(5.6)
Other income, net	0.1	0.8
Income before income taxes	$31.6	$54.5
Depreciation and amortization:
Fabricated Products	$10.3	$9.4
All Other	0.2	0.2
Total depreciation and amortization	$10.5	$9.6
Capital expenditures:
Fabricated Products	$19.6	$14.6
All Other	0.1	0.2
Total capital expenditures	$19.7	$14.8

	March 31, 2018	December 31, 2017
Assets:
Fabricated Products	$1,086.3	$1,046.8
All Other[1]	319.1	338.4
Total assets	$1,405.4	$1,385.2
____________________

[1]
Assets in All Other represent primarily all of our cash, cash equivalents and restricted cash, short-term investments, financial derivative assets, deferred compensation program assets and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by end market applications and by timing of transfer for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Net sales:
Aero/HS products	$170.2	$167.5
Automotive Extrusions	60.5	53.0
GE products	143.3	123.2
Other products	14.0	11.6
Total net sales	$388.0	$355.3

Timing of revenue recognition – Note 8:
Products transferred at a point in time	$156.6	n/a
Products transferred over time	231.4	n/a
Total net sales	$388.0
Geographic information for income taxes paid was as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2018	2017
Income taxes paid:
Fabricated Products –
Domestic	$0.2	$0.1
Foreign	—	0.1
Total income taxes paid	$0.2	$0.2
Concentrations. For the quarter ended March 31, 2018, one customer represented 27% and another represented 13% of Fabricated Products Net sales. For the quarter ended March 31, 2017, one customer represented 29% and another represented 10% of Fabricated Products Net Sales.
At March 31, 2018, one customer represented 24% and a second customer represented 16% of Trade receivables, net. One individual customer accounted for 22% and another individual customer accounted for 14% of Trade receivables, net at December 31, 2017.
Information for delivery of our primary aluminum supply from our major suppliers was as follows:

	Quarter Ended
	March 31,
	2018	2017
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	81%	86%
Supply from our largest supplier	39%	37%
Supply from our second and third largest suppliers combined	27%	34%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Condensed Guarantor and Non-Guarantor Financial Information
During the quarter ended June 30, 2016, we issued $375.0 million aggregate principal amount of our Senior Notes. The Senior Notes were issued by Kaiser Aluminum Corporation ("Parent") pursuant to an indenture dated May 12, 2016 ("Indenture") with Wells Fargo Bank, National Association, as trustee ("Trustee"). The obligations of the Parent under the Indenture are guaranteed by Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, ("Guarantor Subsidiaries"). All Guarantor Subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of March 31, 2018 and December 31, 2017, and for the quarters ended March 31, 2018 and March 31, 2017 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$131.7	$3.3	$—	$135.0
Short-term investments	—	83.8	—	—	83.8
Receivables:
Trade receivables, net	—	178.5	6.8	—	185.3
Intercompany loans receivable	99.9	0.1	0.6	(100.6)	—
Other	—	17.6	0.6	—	18.2
Contract assets	—	57.5	—	—	57.5
Inventories	—	166.5	10.3	—	176.8
Prepaid expenses and other current assets	0.1	25.2	0.4	—	25.7
Total current assets	100.0	660.9	22.0	(100.6)	682.3
Investments in and advances to subsidiaries	1,034.5	49.0	—	(1,083.5)	—
Property, plant and equipment, net	—	548.8	29.9	—	578.7
Long-term intercompany loans receivable	—	—	12.4	(12.4)	—
Deferred tax assets, net	—	59.0	—	4.7	63.7
Intangible assets, net	—	24.6	—	—	24.6
Goodwill	—	18.8	—	—	18.8
Other assets	—	37.3	—	—	37.3
Total	$1,134.5	$1,398.4	$64.3	$(1,191.8)	$1,405.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2.7	$109.0	$8.5	$—	$120.2
Intercompany loans payable	—	100.5	0.1	(100.6)	—
Accrued salaries, wages and related expenses	—	27.2	1.5	—	28.7
Other accrued liabilities	8.4	27.4	1.4	(1.6)	35.6
Total current liabilities	11.1	264.1	11.5	(102.2)	184.5
Net liabilities of Salaried VEBA	—	31.9	—	—	31.9
Deferred tax liabilities	—	—	4.3	—	4.3
Long-term intercompany loans payable	—	12.4	—	(12.4)	—
Long-term liabilities	—	59.1	2.2	—	61.3
Long-term debt	369.8	—	—	—	369.8
Total liabilities	380.9	367.5	18.0	(114.6)	651.8

Total stockholders' equity	753.6	1,030.9	46.3	(1,077.2)	753.6
Total	$1,134.5	$1,398.4	$64.3	$(1,191.8)	$1,405.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48.4	$2.7	$—	$51.1
Short-term investments	—	183.7	—	—	183.7
Receivables:
Trade receivables, net	—	160.1	4.9	—	165.0
Intercompany receivables	22.8	0.1	0.7	(23.6)	—
Other	—	14.7	0.8	—	15.5
Inventories	—	198.7	9.2	—	207.9
Prepaid expenses and other current assets	0.1	32.9	0.4	—	33.4
Total current assets	22.9	638.6	18.7	(23.6)	656.6
Investments in and advances to subsidiaries	1,097.7	48.2	—	(1,145.9)	—
Property, plant and equipment, net	—	541.2	30.2	—	571.4
Long-term intercompany receivables	—	—	12.4	(12.4)	—
Deferred tax assets, net	—	67.3	—	4.7	72.0
Intangible assets, net	—	25.0	—	—	25.0
Goodwill	—	18.8	—	—	18.8
Other assets	—	41.4	—	—	41.4
Total	$1,120.6	$1,380.5	$61.3	$(1,177.2)	$1,385.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.9	$81.4	$6.7	$—	$90.0
Intercompany payable	—	23.5	0.1	(23.6)	—
Accrued salaries, wages and related expenses	—	41.0	1.6	—	42.6
Other accrued liabilities	2.8	46.2	1.0	(9.5)	40.5
Total current liabilities	4.7	192.1	9.4	(33.1)	173.1
Net liabilities of Salaried VEBA	—	31.9	—	—	31.9
Deferred tax liabilities	—	—	4.3	—	4.3
Long-term intercompany payable	—	12.4	—	(12.4)	—
Long-term liabilities	—	58.0	2.0	—	60.0
Long-term debt	369.6	—	—	—	369.6
Total liabilities	374.3	294.4	15.7	(45.5)	638.9

Total stockholders' equity	746.3	1,086.1	45.6	(1,131.7)	746.3
Total	$1,120.6	$1,380.5	$61.3	$(1,177.2)	$1,385.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$377.9	$32.5	$(22.4)	$388.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	309.4	29.1	(21.8)	316.7
Depreciation and amortization	—	9.9	0.6	—	10.5
Selling, general, administrative, research and development	1.1	21.3	1.9	(0.7)	23.6
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.1	340.7	31.6	(22.5)	350.9
Operating (loss) income	(1.1)	37.2	0.9	0.1	37.1
Other (expense) income:
Interest expense	(5.2)	(0.5)	—	0.1	(5.6)
Other income, net	—	0.1	0.1	(0.1)	0.1
(Loss) income before income taxes	(6.3)	36.8	1.0	0.1	31.6
Income tax provision	—	(7.1)	(0.3)	1.5	(5.9)
Earnings in equity of subsidiaries	32.0	0.7	—	(32.7)	—
Net income	$25.7	$30.4	$0.7	$(31.1)	$25.7

Comprehensive income	$17.4	$22.1	$0.7	$(22.8)	$17.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$346.8	$29.3	$(20.8)	$355.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	—	257.5	25.3	(20.1)	262.7
Depreciation and amortization	—	9.0	0.6	—	9.6
Selling, general, administrative, research and development[2]	0.9	20.9	2.4	(0.5)	23.7
Total costs and expenses	0.9	287.4	28.3	(20.6)	296.0
Operating (loss) income	(0.9)	59.4	1.0	(0.2)	59.3
Other (expense) income:
Interest (expense) income	(5.7)	0.1	—	—	(5.6)
Other income, net	—	0.8	—	—	0.8
(Loss) income before income taxes	(6.6)	60.3	1.0	(0.2)	54.5
Income tax provision	—	(20.8)	(0.2)	2.5	(18.5)
Earnings in equity of subsidiaries	42.6	0.6	—	(43.2)	—
Net income	$36.0	$40.1	$0.8	$(40.9)	$36.0

Comprehensive income	$37.3	$41.4	$0.8	$(42.2)	$37.3
____________________

[1]
See Note 4 for discussion of our adoption of ASU 2017-12 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Unrealized loss (gain) on derivative instruments and now included within Cost of products sold, excluding depreciation and amortization and other items.

[2]
See Note 1 for discussion of our adoption of ASU 2017-07 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Selling, general, administrative, research and development and now included within Other (expense) income.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$99.7	$25.6	$0.8	$(100.0)	$26.1
Cash flows from investing activities:
Capital expenditures	—	(19.4)	(0.3)	—	(19.7)
Proceeds from disposition of available for sale securities	—	100.3	—	—	100.3
Intercompany loans receivable	(77.1)	—	0.1	77.0	—
Net cash (used in) provided by investing activities	(77.1)	80.9	(0.2)	77.0	80.6
Cash flows from financing activities:
Repayment of capital lease	—	(0.2)	—	—	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(5.7)	—	—	—	(5.7)
Cash dividends paid to Parent	—	(100.0)	—	100.0	—
Cash dividends and dividend equivalents paid	(10.0)	—	—	—	(10.0)
Intercompany loans payable	—	77.0	—	(77.0)	—
Net cash used in financing activities	(22.6)	(23.2)	—	23.0	(22.8)
Net increase in cash, cash equivalents and restricted cash during the period	—	83.3	0.6	—	83.9
Cash, cash equivalents and restricted cash at beginning of period	—	61.3	3.0	—	64.3
Cash, cash equivalents and restricted cash at end of period	$—	$144.6	$3.6	$—	$148.2

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
15. Subsequent Events
Dividend Declaration. On April 16, 2018, we announced that our Board of Directors declared a cash dividend of $0.55 per common share. As such, we expect to pay approximately $9.3 million (including dividend equivalents) on or about May 15, 2018 to stockholders of record and the holders of certain restricted stock units at the close of business on April 26, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management's strategies and decisions; (ii) general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2018;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and the consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In the discussion of operating results below, we refer to certain items as "non-run-rate items." For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as unrealized mark-to-market gains or losses on non-designated derivatives related to fluctuations in underlying metal and energy prices and currency exchange rates, non-cash impairments, the impact of discount rate changes on workers' compensation liabilities and legacy environmental expenses related to legacy operations. For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales for the quarter ended March 31, 2018, totaled $388.0 million on 166.1 million pounds shipped from these 12 focused facilities. We employed approximately 2,770 people at March 31, 2018.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 49% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 51% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
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
Highlights of the quarter ended March 31, 2018 include:

•
Shipment increase compared to the quarter ended March 31, 2017 driven by strong demand for GE products and Automotive Extrusions, partially offset by the impact of continued aerospace supply chain destocking;

•	Significantly compressed margins due to higher metal and freight costs;

•	Improved manufacturing efficiency and increased capacity as Trentwood begins to capture benefits from recent investments;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $510.7 million as of March 31, 2018;

•	Cash dividend and dividend equivalents payment of $10.0 million; and

•	Repurchase of 58,155 shares of our common stock for $6.1 million at a weighted average price of $104.50.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $388.0 million and $355.3 million for the quarters ended March 31, 2018 and March 31, 2017, respectively, reflecting a 2% increase in Fabricated Products segment shipment volume and an increase of 8% in average realized sales price per pound. Fabricated Products segment shipment volume increased due primarily to: (i) a 3.1 million pound, or 4%, increase in GE products due to our ability to capitalize on the continued solid underlying demand for our GE applications with incremental capacity from our investments at Trentwood and (ii) a 1.2 million pound, or, 5%, increase in Automotive Extrusions, partially offset by a 3.0 million pound, or 5%, decrease in Aero/HS products due to commercial aerospace supply chain destocking. The increase in average realized sales price per pound reflected a $0.20/lb, or 22%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.03/lb, or 2% decrease in average value added revenue per pound. The decrease in average value added revenue per pound reflected tighter sales margins on spot sales and a lower value added product mix with less volume on Aero/HS products and more volume on GE products and Automotive Extrusions. See the table in "Segment and Business Unit Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items ("Cost of Products Sold") for the quarter ended March 31, 2018 totaled $316.7 million, or 82% of Net sales, compared to $262.7 million, or 74% of Net sales, for the quarter ended March 31, 2017. Approximately $34.1 million of the $54.0 million increase in Cost of Products Sold reflected an increase in Hedged Cost of Alloyed Metal, partially offset by a $1.5 million improvement in net manufacturing conversion and other costs. Of the $34.1 million increase in Hedged Cost of Alloyed Metal, $31.8 million was due to higher hedged metal prices and $2.3 million was due to higher shipment volume, as discussed in "Net Sales" above. In addition, $21.4 million of the increase in Cost of Products Sold reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive loss, net of tax. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2018 and March 31, 2017.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense remained consistent with $23.6 million and $23.7 million for the quarters ended March 31, 2018 and March 31, 2017, respectively.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.6 million for both quarters ended March 31, 2018 and March 31, 2017, net of $0.5 million of interest expense capitalized as part of construction in progress for both periods.
Other Income, Net. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for details.
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

Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2018	2017
Segment operating income	$49.5	$70.6
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	5.7	(0.4)
Mark-to-market (loss) gain on derivative instruments[2]	(6.3)	15.1
Workers' compensation benefit (cost) due to discounting	0.4	(0.1)
Non-cash asset impairment charge	(0.1)	—
Environmental expenses	(0.3)	—
Total non-run-rate items	(0.6)	14.6
Segment operating income excluding non-run-rate items	$50.1	$56.0
____________________

[1]
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[2]
For the quarter ended March 31, 2018, this amount represented the reversal of unrealized gain that was recognized before January 1, 2018 on cash flow hedges that settled during the period and were non-designated hedges prior to our adoption of ASU 2017-12 on January 1, 2018.

As noted above, segment operating income excluding non-run-rate items for the quarter ended March 31, 2018 was $5.9 million lower than segment operating income excluding such items for the quarter ended March 31, 2017. Lower operating income excluding non-run-rate items primarily reflected: (i) a $7.3 million unfavorable impact reflecting rising contained metal and freight costs and (ii) $0.9 million of higher depreciation and amortization expense, partially offset by a $2.3 million improvement in net manufacturing conversion and other costs related primarily to the manufacturing efficiency improvements at Trentwood enabled by its recent investments.

The table below provides our Fabricated Products segment shipment and value added revenue information (in millions of dollars, except shipments and value added revenue per pound) by end market applications for each period presented:

	Quarter Ended March 31,
	2018		2017
Aero/HS Products:
Shipments (mmlbs)	57.4		60.4
	$	$ / lb	$	$ / lb
Net sales	$170.2	$2.97	$167.5	$2.77
Less: Hedged Cost of Alloyed Metal	(63.6)	(1.11)	(55.6)	(0.92)
Value added revenue	$106.6	$1.86	$111.9	$1.85

Automotive Extrusions:
Shipments (mmlbs)	26.7		25.5
	$	$ / lb	$	$ / lb
Net sales	$60.5	$2.27	$53.0	$2.08
Less: Hedged Cost of Alloyed Metal	(30.2)	(1.14)	(23.5)	(0.92)
Value added revenue	$30.3	$1.13	$29.5	$1.16

GE Products:
Shipments (mmlbs)	74.3		71.2
	$	$ / lb	$	$ / lb
Net sales	$143.3	$1.93	$123.2	$1.73
Less: Hedged Cost of Alloyed Metal	(83.0)	(1.12)	(66.2)	(0.93)
Value added revenue	$60.3	$0.81	$57.0	$0.80

Other Products:
Shipments (mmlbs)	7.7		6.5
	$	$ / lb	$	$ / lb
Net sales	$14.0	$1.82	$11.6	$1.78
Less: Hedged Cost of Alloyed Metal	(8.6)	(1.12)	(6.1)	(0.93)
Value added revenue	$5.4	$0.70	$5.5	$0.85

Total:
Shipments (mmlbs)	166.1		163.6
	$	$ / lb	$	$ / lb
Net sales	$388.0	$2.34	$355.3	$2.17
Less: Hedged Cost of Alloyed Metal	(185.4)	(1.12)	(151.4)	(0.92)
Value added revenue	$202.6	$1.22	$203.9	$1.25
For the quarter ended March 31, 2018, Net sales of Fabricated Products increased by 9% to $388.0 million, as compared to the quarter ended March 31, 2017, reflecting a 2% increase in Fabricated Products segment shipment volume and an 8% increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."

Outlook
Our outlook remains unchanged from what we provided in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect improving demand for aerospace applications throughout the rest of 2018 as destocking begins to moderate. Demand for our automotive and general engineering products is strong. Although we expect continuing margin pressure from escalating freight and contained metal costs, we will be proactive in implementing price increases to mitigate the price/cost compression. We will continue to focus on sales growth and manufacturing cost efficiency benefits from our investments across our platform. Overall, as we have previously stated, we expect mid-single-digit year-over-year growth in shipments and value added revenue for the full year 2018.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. Operating loss of $12.4 million for the quarter ended March 31, 2018 within All Other was $1.1 million higher for the same period in 2017. The increase was due primarily to a $0.4 million increase in employee incentive compensation expense, a $0.4 million increase in information technology expense and a $0.2 million increase in consulting fees.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	March 31, 2018	December 31, 2017
Available cash and cash equivalents	$135.0	$51.1
Short-term investments	83.8	183.7
Net borrowing availability under Revolving Credit Facility after letters of credit	291.9	291.9
Total liquidity	$510.7	$526.7
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
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $13.2 million at March 31, 2018 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 12 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2018, or as of December 31, 2017.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2018	2017
Total cash provided by (used in):
Operating activities:
Fabricated Products	$61.0	$41.3
All Other	(34.9)	(37.2)
Total cash provided by operating activities	$26.1	$4.1
Investing activities:
Fabricated Products	$(19.5)	$(14.6)
All Other	100.1	36.0
Total cash provided by investing activities	$80.6	$21.4
Financing activities:
Fabricated Products	$(0.2)	$(0.2)
All Other	(22.6)	(46.3)
Total cash used in financing activities	$(22.8)	$(46.5)
Operating Activities
Fabricated Products – For the quarter ended March 31, 2018, Fabricated Products segment operating activities provided $61.0 million of cash. Cash provided in the quarter ended March 31, 2018 was primarily related to: (i) $49.5 million of operating income; (ii) depreciation and amortization of $10.4 million; (iii) an increase in accounts payable of $34.3 million driven predominantly by the timing of metal purchases and increase in metal price; and (iv) a decrease in other non-cash changes in assets and liabilities $10.0 million. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivables of $20.4 million due primarily to the timing of sales and increase in metal price; (ii) an increase in inventory of $9.6 million; (iii) an increase in accrued liabilities of $8.0 million; (iv) an increase in prepaid expenses and other current assets of $2.5 million; (v) an increase of $1.9 million in contract assets; and (vi) an increase in other long-term assets and liabilities, net of $0.6 million.
Fabricated Products segment operating activities provided $41.3 million of cash during the quarter ended March 31, 2017. Cash provided in the quarter ended March 31, 2017 was primarily related to: (i) $70.6 million of operating income; (ii) depreciation and amortization of $9.5 million, partially offset by: (i) an increase in accounts receivable of $19.0 million; (ii) an unrealized gain on derivative instruments of $15.1 million; (iii) an increase in inventory of $1.9 million; and (iv) an increase in prepaid expenses and other current assets of $3.6 million.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $34.9 million during the quarter ended March 31, 2018 consisted primarily of payments relating to: (i) general and administrative costs of $14.3 million; (ii) an annual variable cash contribution to the Salaried VEBA of $2.9 million with respect to 2017 and $12.8 million to the Union VEBA with respect to the nine months ended September 30, 2017; (iii) our short-term incentive program in the amount of $4.6 million; and (iv) interest on the Revolving Credit Facility of $0.3 million.
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

Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2018 was $19.5 million, compared to $14.6 million of cash used during the quarter ended March 31, 2017. Cash used during the quarters ended March 31, 2018 and March 31, 2017 was primarily related to capital expenditures.
All Other – Cash provided by investing activities for All Other was $100.1 million during the quarter ended March 31, 2018 and primarily consisted of proceeds from the disposition of available for sale securities of $100.3 million, partially offset by capital expenditures of $0.2 million. Cash provided by investing activities for All Other during the quarter ended March 31, 2017 was $36.0 million and primarily consisted of proceeds from the disposition of available for sale securities of $110.9 million, partially offset by purchases of available for sale securities of $74.7 million and capital expenditures of $0.2 million.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the quarters ended March 31, 2018 and March 31, 2017.
All Other – Cash used in financing activities during the quarter ended March 31, 2018 was $22.6 million, representing: (i) $10.0 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; (ii) $6.9 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares; and (iii) $5.7 million of cash used to repurchase our common stock under our stock repurchase program.
Cash provided by financing activities during the quarter ended March 31, 2017 was $46.3 million, representing: (i) $32.6 million of cash used to repurchase our common stock under our stock repurchase program; (ii) $9.3 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units; and (iii) $4.4 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 23, 2018	March 31, 2018
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$300.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.1)	(8.1)
Net remaining borrowing availability	$291.9	$291.9
Borrowing rate (if applicable)[1]	5.00%	5.00%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next

12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017 for mandatory principal and cash interest payments on the outstanding borrowings.
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
The Trentwood efficiency and modernization initiative is a multi-year, $150.0 million capital investment initiative to upgrade equipment throughout the Trentwood process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all of Trentwood's products. To differentiate our product quality, the modernization will also replace legacy equipment and improve the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for both Aero/HS and GE products. A byproduct of the manufacturing efficiency improvements from upgrades completed during 2017 is incremental manufacturing capacity to enable sales growth in 2018 and beyond. The Trentwood modernization initiative was announced in December 2015 and will span several years. As of March 31, 2018, approximately 40% of the total$150.0 million capital investment remained to be spent.
Total capital expenditures were $19.7 million and $14.8 million for the quarters ended March 31, 2018 and March 31, 2017, respectively. A significant portion of our capital spending related to the Trentwood modernization project. Additionally, in both of the quarters ended March 31, 2018 and March 31, 2017, we invested to support our automotive growth initiative, including upgrades to existing extrusion presses at several of our automotive-focused facilities. The remainder of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
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
Dividends
See Note 11 and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2018 and March 31, 2017, and declared subsequent to March 31, 2018.
We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility, the indenture for our Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
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
Repurchases of Common Stock
See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the quarter ended March 31, 2018 and March 31, 2017 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
Participants of the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2018 and March 31, 2017, 68,029 and 55,888 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our in our Annual Report on Form 10-K for the year ended December 31, 2017, to preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes, we have: (i) adopted a tax asset protection rights plan ("Tax Asset Rights Plan"), which is designed to deter transfers of our common stock that could result in an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986 ("Code") and (ii) implemented stock transfer restrictions ("Transfer Restrictions"), which restrict transfers of our common stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382 of the Code. The Tax Asset Rights Plan will expire on April 7, 2019, and the Transfer Restrictions will expire on May 26, 2019.
Environmental Commitments and Contingencies
See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the quarter ended March 31, 2018, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans. Additional awards are expected to be made in future years.
Except as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2017.
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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. We discuss our critical accounting estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 1 for a discussion of changes to our accounting policies as a result of adopting Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities during the quarter ended March 31, 2018.
There have been no other material changes in our critical accounting estimates and policies since December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas and electricity, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 4 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.
Aluminum
See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
During the quarters ended March 31, 2018 and March 31, 2017, settlements of derivative contracts covering 48.6 million pounds and 44.0 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At March 31, 2018, we had derivative contracts with respect to approximately 87.4 million pounds, 47.7 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2018, 2019 and each of 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of March 31, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $13.7 million and $16.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of March 31, 2018 and

December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.4 million and $1.6 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of alloying metals, including copper and zinc. As of March 31, 2018, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper ("Alloy Hedges") by our manufacturing facilities. Our Alloy Hedges are designated and qualify as cash flow hedges. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these Alloy Hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of March 31, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.2 million, respectively. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of March 31, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.2 million and $0.1 million, respectively, with corresponding changes to the net fair value of our Alloy Hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of March 31, 2018. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.5 million and $3.6 million on March 31, 2018 and December 31, 2017, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of March 31, 2018 and December 31, 2017 would have resulted in an unrealized mark-to-market loss of $0.9 million and $0.7 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2017.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2018:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2018 - January 31, 2018	—	$—	6,111	$112.01	$109.9
February 1, 2018 - February 28, 2018	—	—	18,394	105.38	$107.9
March 1, 2018 - March 31, 2018	68,029	101.66	33,650	102.65	$104.5
Total	68,029	$101.66	58,155	$104.50	N/A
____________________

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

[2]
In April 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. In April 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. The April 2017 authorization was in addition to the share repurchase amount authorized in April 2015. Neither plan has an expiration date.

See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1	2018 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2018, File No. 001-09447).

10.2	2018-2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2018, File No. 001-09447).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Date: May 1, 2018