Form 10-Q
period 2018-06-30
KAISER ALUMINUM CORP
filed 2018-07-27
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2018, there were 16,631,941 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$164.0	$51.1
Short-term investments	71.9	183.7
Receivables:
Trade receivables, net	191.2	165.0
Other	18.9	15.5
Contract assets	52.6	—
Inventories	177.2	207.9
Prepaid expenses and other current assets	29.0	33.4
Total current assets	704.8	656.6
Property, plant and equipment, net	584.2	571.4
Deferred tax assets, net	51.5	72.0
Intangible assets, net	24.3	25.0
Goodwill	18.8	18.8
Other assets	40.2	41.4
Total	$1,423.8	$1,385.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132.0	$90.0
Accrued salaries, wages and related expenses	32.2	42.6
Other accrued liabilities	29.9	40.5
Total current liabilities	194.1	173.1
Net liabilities of Salaried VEBA	31.8	31.9
Deferred tax liabilities	4.3	4.3
Long-term liabilities	62.6	60.0
Long-term debt	370.0	369.6
Total liabilities	662.8	638.9
Commitments and contingencies – Note 6
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2018 and December 31, 2017; no shares were issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2018 and at December 31, 2017; 22,471,592 shares issued and 16,665,941 shares outstanding at June 30, 2018; 22,393,537 shares issued and 16,773,586 shares outstanding at December 31, 2017	0.2	0.2
Additional paid in capital	1,054.7	1,055.9
Retained earnings	123.1	85.5
Treasury stock, at cost, 5,805,651 shares at June 30, 2018 and 5,619,951 shares at December 31, 2017, respectively	(378.0)	(358.6)
Accumulated other comprehensive loss	(39.0)	(36.7)
Total stockholders' equity	761.0	746.3
Total	$1,423.8	$1,385.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions of dollars, except share and per share amounts)
Net sales	$415.4	$356.3	$803.4	$711.6
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	343.4	289.6	660.1	552.3
Depreciation and amortization	10.9	9.5	21.4	19.1
Selling, general, administrative, research and development[2]	26.4	26.3	50.0	50.0
Goodwill impairment	—	18.4	—	18.4
Other operating charges, net	—	—	0.1	—
Total costs and expenses	380.7	343.8	731.6	639.8
Operating income	34.7	12.5	71.8	71.8
Other (expense) income:
Interest expense	(5.7)	(5.5)	(11.3)	(11.1)
Other (expense) income, net – Note 9	(0.5)	(0.1)	(0.4)	0.7
Income before income taxes	28.5	6.9	60.1	61.4
Income tax provision	(7.8)	(2.2)	(13.7)	(20.7)
Net income	$20.7	$4.7	$46.4	$40.7

Net income per common share:
Basic	$1.24	$0.28	$2.78	$2.37
Diluted	$1.22	$0.27	$2.74	$2.34
Weighted-average number of common shares outstanding (in thousands):
Basic	16,685	17,003	16,696	17,193
Diluted	16,905	17,201	16,962	17,418

Dividends declared per common share	$0.55	$0.50	$1.10	$1.00
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

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions of dollars)
Net income	$20.7	$4.7	$46.4	$40.7
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit pension plan and Salaried VEBA	1.2	0.8	2.4	1.7
Available for sale securities	(0.1)	0.2	(0.3)	0.3
Cash flow hedges	5.3	—	(4.0)	0.3
Foreign currency translation	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	6.4	1.1	(1.9)	2.4
Comprehensive income	$27.1	$5.8	$44.5	$43.1

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment[1]	—	—	—	10.5	—	(0.4)	10.1
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.0	$(358.6)	$(37.1)	$756.4
Net income	—	—	—	46.4	—	—	46.4
Other comprehensive loss, net of tax	—	—	—	—	—	(1.9)	(1.9)
Issuance of non-vested shares to non-employee directors	9,009	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,954	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	135,216	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,124)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(185,700)	—	—	—	(19.4)	—	(19.4)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(19.3)	—	—	(19.3)
Amortization of unearned equity compensation	—	—	5.5	—	—	—	5.5
BALANCE, June 30, 2018	16,665,941	$0.2	$1,054.7	$123.1	$(378.0)	$(39.0)	$761.0
____________________

[1]	See Note 1 for discussion of our adoption of ASC 606 and ASU 2016-01 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(In millions of dollars)
Cash flows from operating activities:
Net income	$46.4	$40.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	20.7	18.4
Amortization of definite-lived intangible assets	0.7	0.7
Amortization of debt discount and debt issuance costs	0.5	0.6
Deferred income taxes	17.8	19.9
Non-cash equity compensation	5.7	6.6
Gain on disposition of available for sale securities	(1.5)	(1.3)
Goodwill impairment	—	18.4
Non-cash asset impairment charge	0.1	—
Loss on disposition of property, plant and equipment	0.1	0.1
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	3.0	2.2
Other non-cash changes in assets and liabilities	12.7	(4.4)
Changes in operating assets and liabilities:
Trade and other receivables	(29.6)	(6.7)
Contract assets	3.0	—
Inventories	(10.0)	1.7
Prepaid expenses and other current assets	(3.0)	(4.2)
Accounts payable	43.9	10.1
Accrued liabilities	(10.8)	(9.8)
Annual variable cash contributions to VEBAs	(15.7)	(20.0)
Long-term assets and liabilities, net	—	0.1
Net cash provided by operating activities[1]	84.0	73.1
Cash flows from investing activities[2]:
Capital expenditures	(35.8)	(39.7)
Purchase of available for sale securities	(24.0)	(128.0)
Purchase of equity securities	(0.9)	—
Proceeds from disposition of available for sale securities	136.6	184.2
Net cash provided by investing activities	75.9	16.5
Cash flows from financing activities[2]:
Repayment of capital lease	(0.3)	(0.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	(4.5)
Repurchase of common stock	(18.9)	(64.4)
Cash dividends and dividend equivalents paid	(19.3)	(17.9)
Net cash used in financing activities	(45.4)	(86.9)
Net increase in cash, cash equivalents and restricted cash during the period	114.5	2.7
Cash, cash equivalents and restricted cash at beginning of period	64.3	67.7
Cash, cash equivalents and restricted cash at end of period	$178.8	$70.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) (CONTINUED)

____________________

[1]	See Note 8 for adjustments made to arrive at our Consolidated Balance Sheet as of January 1, 2018 upon adopting ASC 606 (as defined in Note 1).

[2]	See Note 12 for the supplemental disclosure on non-cash transactions.
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
During the quarter ended June 30 2017, following a qualitative review of the Chandler, Arizona (Extrusion) facility, we identified several factors that indicated that long-term demand for hard alloy extruded shapes was less than prior assumptions

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

used to develop forecasts for that facility. Based on these factors, we tested for goodwill impairment and recorded an impairment charge of $18.4 million for the quarter ended June 30, 2017 within Operating income in the Statements of Consolidated Income.
None of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and six months ended June 30, 2018.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At June 30, 2018 and December 31, 2017, the current cost of our inventory exceeded its stated LIFO value by $52.3 million and $24.3 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of our inventories at June 30, 2018 and December 31, 2017 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.4 million and $0.7 million during the quarters ended June 30, 2018 and June 30, 2017, respectively. The amount of interest expense capitalized as construction in progress was $0.9 million and $1.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively.
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
Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, alloying metals, energy, and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 4). The fair value of hedges settling within one year is included in Prepaid expenses and other current assets or Other accrued liabilities. The fair value of hedges settling beyond one year is included in Other assets or Long-term liabilities.
Prior to our adoption of ASU 2017-12 (as defined below under "Adoption of New Accounting Standards"), we did not meet the documentation requirements for hedge (deferral) accounting related to our aluminum and energy derivatives. Accordingly, we recorded unrealized gain or loss associated with these hedges in the Statements of Consolidated Income. Subsequent to our adoption of ASU 2017-12 on January 1, 2018, our aluminum and energy derivatives qualified for hedge (deferral) accounting and, as such, we designated such hedges as cash flow hedges. Forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations are also designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax and reclassified to Cost of products sold, excluding depreciation and amortization and other items when such hedges settle (see Note 4).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $26.1 million and $24.8 million as of June 30, 2018 and December 31, 2017, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 2.75% and 2.25% at June 30, 2018 and December 31, 2017, respectively. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.0 million and $3.5 million as of June 30, 2018 and December 31, 2017, respectively.
Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets of our Fabricated Products business. Most of our production facilities have similar programs for both hourly and salaried employees. As of June 30, 2018, we had a liability of $7.9 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2018 STI Plan.
Long-Term Incentive Programs ("LTI Programs"). Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan approved by stockholders on May 26, 2016 ("2016 Plan"). At June 30, 2018, 579,131 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
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
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), was issued in March 2017. ASU 2017-07 amends the requirements related to the income statement presentation of the components of net periodic benefit cost for our defined benefit pension and other postretirement plans. Specifically, ASU 2017-07 requires us to: (i) disaggregate the current-service-cost component from the "other components" of net benefit cost and present it with other current compensation costs for related employees in the income statement and (ii) present the other components elsewhere in the income statement and outside of income from operations. As a result of our retrospective adoption of ASU 2017-07, we reclassified amounts that had previously

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

been presented within Selling, general, administrative, research and development to Other (expense) income, net in the Statements of Consolidated Income. See Note 3 for further discussion of our defined benefit pension and other postretirement plans.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued in August 2017. The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the related notes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. There was no cumulative effect adjustment to record as a result of early adopting ASU 2017-12 in the quarter ended March 31, 2018; however, we designated all of our outstanding commodity hedges as cash flow hedges beginning January 1, 2018. We therefore have significantly reduced the mark-to-market adjustments that have historically been recorded within the Statements of Consolidated Income. These adjustments have instead been recorded within Other comprehensive income (loss), net of tax beginning in the quarter ended March 31, 2018. See Note 4 for further discussion of our derivatives and hedging programs.
There were no material impacts on our consolidated financial statements resulting from our adoption in the quarter ended March 31, 2018 of ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 was subsequently amended by two additional pronouncements: (i) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and (ii) ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and its subsequent amendments (together "ASC 842") become effective for us in the first quarter of 2019. We are currently assessing the impact and expect the adoption of ASC 842 in 2019 to have a material impact on our consolidated financial statements.
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
We do not anticipate any material impact on our consolidated financial statements upon the adoption of the following accounting pronouncements: (i) ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting and (ii) ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.
2. Supplemental Balance Sheet Information

	June 30, 2018	December 31, 2017
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$18.1	$23.5
Commercial paper	145.9	27.6
Total	$164.0	$51.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2018	December 31, 2017
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$191.5	$165.9
Unbilled trade receivables	0.9	0.3
Trade receivables, gross	192.4	166.2
Allowance for doubtful receivables	(1.2)	(1.2)
Trade receivables, net	$191.2	$165.0

Inventories
Finished products	$36.8	$63.8
Work-in-process	61.5	78.3
Raw materials	73.7	61.3
Operating supplies	5.2	4.5
Total	$177.2	$207.9

Property, Plant and Equipment, Net
Land and improvements	$21.1	$21.1
Buildings and leasehold improvements	92.9	92.1
Machinery and equipment	719.7	689.1
Construction in progress	36.6	35.1
Property, plant and equipment, gross	870.3	837.4
Accumulated depreciation	(288.0)	(267.9)
Assets held for sale	1.9	1.9
Property, plant and equipment, net	$584.2	$571.4

Other Accrued Liabilities
Uncleared cash disbursements	$6.4	$7.3
Accrued income taxes and taxes payable	7.2	6.8
Accrued annual contribution to VEBAs – Note 3	—	15.7
Accrued interest	2.9	2.9
Other	13.4	7.8
Total	$29.9	$40.5

Long-Term Liabilities
Workers' compensation accruals	$23.3	$22.6
Long-term environmental accrual – Note 6	14.5	15.8
Other long-term liabilities	24.8	21.6
Total	$62.6	$60.0

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
Deferred Compensation Program. We have a non-qualified, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various investment funds at certain registered investment companies. Upon adoption of ASU 2016-01 on January 1, 2018 (see Note 1), these investments are now accounted for as equity investments with changes in fair value recorded within Other (expense) income, net. Assets of our deferred compensation program are classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2018 and December 31, 2017 was $10.8 million and $9.8 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables present the total expense (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Included within Fabricated Products:
Deferred compensation plan	$0.4	$0.1	$0.4	$0.2
Defined contribution plans	1.3	1.4	5.1	5.5
Multiemployer pension plans	1.1	1.2	2.3	2.3
Total Fabricated Products[1]	2.8	2.7	7.8	8.0

Included within All Other:
Deferred compensation plan	0.5	0.3	0.6	0.7
Defined contribution plans	—	0.1	0.5	0.6
Net periodic postretirement benefit cost relating to Salaried VEBA	1.6	1.1	3.1	2.2
Gain on removal of Union VEBA net assets	—	—	—	(1.3)
Total All Other[2]	2.1	1.5	4.2	2.2
Total	$4.9	$4.2	$12.0	$10.2
____________________

[1]
Substantially all of the Fabricated Products segment's employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]
On January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As such, the current service cost component of Net periodic postretirement benefit cost related to Salaried VEBA is included within the Statements of Consolidated Income in SG&A and R&D for all periods presented. We reclassified all other components of Net periodic postretirement benefit cost relating to the Salaried VEBA, as well as Gain on removal of Union VEBA net assets that had previously been presented within SG&A and R&D, to Other (expense) income, net in the Statements of Consolidated Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and six months ended June 30, 2018 and June 30, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Salaried VEBA[1]:
Interest cost	$0.7	$0.8	$1.4	$1.5
Expected return on plan assets	(0.7)	(1.1)	(1.4)	(2.1)
Amortization of prior service cost[2]	1.4	1.2	2.7	2.4
Amortization of net actuarial loss	0.2	0.2	0.4	0.4
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.6	$1.1	$3.1	$2.2
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $2.2 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At both June 30, 2018 and December 31, 2017, we had no cash collateral posted from any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 13.

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
Alloying Metals Hedges. We are exposed to risk of fluctuating price for Alloying Metals used as raw materials in our fabrication operations. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our risk from price fluctuations in Alloying Metals.
Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at June 30, 2018:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/18 through 12/21	163.4
Fixed price sales contracts	7/18 through 11/19	2.4
Midwest premium swap contracts[1]	7/18 through 12/21	130.7

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/18 through 12/19	6.6

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	7/18 through 12/20	3,210,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/20	175,680

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Euro[4]	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price purchase contracts	7/18	53,324
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of June 30, 2018, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 69% of the expected natural gas purchases for the remainder of 2018, 68% of the expected natural gas purchases for 2019, 67% of the expected natural gas purchases for 2020 and 18% of the expected natural gas purchases for 2021.

[3]
As of June 30, 2018, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 53% of our expected electricity purchases for the remainder of 2018, and 54% of our expected electricity purchases for both 2019 and 2020.

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
(Gain) Loss
See Note 7 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive income (loss) ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI when the associated hedged commodity purchases impact earnings.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The location and amount of (gain) loss included on the Statements of Consolidated Income within the Fabricated Products segment associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
	Cost of products sold, excluding depreciation and amortization and other items[1]	Cost of products sold, excluding depreciation and amortization and other items[1]	Unrealized loss on derivative instruments	Cost of products sold, excluding depreciation and amortization and other items[1]	Cost of products sold, excluding depreciation and amortization and other items[1]	Unrealized (gain) loss on derivative instruments
Total amounts of income and expense line items presented in the statements of consolidated income in which the effects of hedges are recorded	$343.4	$277.7	$11.9	$660.1	$555.5	$(3.2)

(Gain) loss recognized in income related to cash flow hedges:
Aluminum	$(3.6)	$—	$—	$(3.3)	$—	$—
Alloying Metals	(0.2)	0.2	—	(0.6)	0.1	—
Natural gas	(0.1)	—	—	(0.1)	—	—
Total (gain) loss recognized in income	$(3.9)	$0.2	$—	$(4.0)	$0.1	$—

(Gain) loss recognized in income related to non-designated hedges:
Aluminum	$—	$(5.2)	$11.6	$—	$(9.8)	$(4.7)
Natural gas	—	0.1	0.3	—	0.1	1.5
Total (gain) loss recognized in income	$—	$(5.1)	$11.9	$—	$(9.7)	$(3.2)
____________________

[1]
Beginning with our adoption of ASU 2017-12 effective January 1, 2018, we no longer have Unrealized loss (gain) on derivative instruments on the Statements of Consolidated Income as all of our commodity hedges are designated as cash flow hedges. As such, all Unrealized loss (gain) on derivative instruments is reported in AOCI. For the quarter and six months ended June 30, 2017, Unrealized loss (gain) on derivative instruments was reclassified to Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income to conform to the current period's presentation, for a combined total of $289.6 million and $552.3 million, respectively. The amounts comprising both line items are presented separately here for comparative purposes.

Fair Values of Derivative Contracts
The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the fair value of our derivative financial instruments as of the period presented (in millions of dollars):

	June 30, 2018			December 31, 2017
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$5.8	$(4.5)	$1.3	$—	$—	$—
Fixed price sales contracts	0.1	(0.1)	—	—	—	—
Midwest premium swap contracts	8.1	(0.1)	8.0	—	—	—
Alloying Metals – Fixed price purchase contracts	—	(1.2)	(1.2)	0.9	—	0.9
Natural gas – Fixed price purchase contracts	0.1	(0.5)	(0.4)	—	—	—
Electricity – Fixed price purchase contracts	—	(0.3)	(0.3)	—	—	—

Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	—	—	—	22.5	—	22.5
Fixed price sales contracts	—	—	—	—	(0.1)	(0.1)
Midwest premium swap contracts	—	—	—	1.7	(0.1)	1.6
Natural gas – Fixed price purchase contracts	—	—	—	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	—	—	—	—	(0.1)	(0.1)

Total[1]	$14.1	$(6.7)	$7.4	$25.3	$(0.8)	$24.5
____________________

[1]
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets.

The following table presents the balance sheet location of derivative assets and liabilities for the periods presented (in millions of dollars):

	June 30, 2018	December 31, 2017
Assets:
Prepaid expenses and other current assets	$11.5	$18.9
Other assets	2.6	6.4
Total assets	$14.1	$25.3

Liabilities:
Other accrued liabilities	$(4.2)	$(0.3)
Long-term liabilities	(2.5)	(0.5)
Total Liabilities	$(6.7)	$(0.8)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

use observable market data. At June 30, 2018, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At June 30, 2018 and December 31, 2017, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of June 30, 2018 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18.1	$145.9	$—	$164.0
Short-term investments	—	71.9	—	71.9
Total	$18.1	$217.8	$—	$235.9
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
5. Debt and Credit Facility
Senior Notes
In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2018 was $5.0 million. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $5.7 million for each of the quarters ended June 30, 2018 and June 30, 2017. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $11.4 million for each of the six months ended June 30, 2018 and June 30, 2017. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding Senior Notes, which are Level 1 liabilities, was approximately $385.1 million and $399.9 million at June 30, 2018 and December 31, 2017, respectively.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $300.0 million of borrowing availability under the Revolving Credit Facility at June 30, 2018, based on the borrowing base determination then in effect. At June 30, 2018, there were no borrowings under the Revolving Credit Facility and $8.1 million was being used to support outstanding letters of credit, leaving $291.9 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.25% at June 30, 2018.

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
At June 30, 2018, our environmental accrual of $16.5 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of AOCI for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(37.3)	$(36.2)	$(38.5)	$(37.1)
Amortization of net actuarial loss[1]	0.2	0.2	0.4	0.4
Amortization of prior service cost[1]	1.4	1.2	2.7	2.4
Less: income tax expense[2]	(0.4)	(0.6)	(0.7)	(1.1)
Net amortization reclassified from AOCI to Net income	1.2	0.8	2.4	1.7
Other comprehensive income, net of tax	1.2	0.8	2.4	1.7
Ending balance	$(36.1)	$(35.4)	$(36.1)	$(35.4)

Available for Sale Securities:
Beginning balance	$0.7	$0.9	$0.9	$0.8
Unrealized gain on available for sale securities	1.3	1.0	2.3	2.1
Less: income tax expense	(0.4)	(0.4)	(0.6)	(0.8)
Net unrealized gain on available for sale securities	0.9	0.6	1.7	1.3
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.2)	(0.7)	(2.7)	(1.6)
Less: income tax benefit[2]	0.2	0.3	0.7	0.6
Net gain reclassified from AOCI to Net income	(1.0)	(0.4)	(2.0)	(1.0)
Other comprehensive (loss) income, net of tax	(0.1)	0.2	(0.3)	0.3
Ending balance	$0.6	$1.1	$0.6	$1.1

Cash Flow Hedges:
Beginning balance	$(8.8)	$0.1	$0.5	$(0.2)
Unrealized gain (loss) on cash flow hedges	10.9	(0.1)	(1.3)	0.2
Less: income tax (expense) benefit	(2.6)	—	0.4	(0.1)
Net unrealized gain (loss) on cash flow hedges	8.3	(0.1)	(0.9)	0.1
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges[4]	(3.9)	0.1	(4.0)	0.3
Less: income tax benefit (expense)[2]	0.9	—	0.9	(0.1)
Net (gain) loss reclassified from AOCI to Net income	(3.0)	0.1	(3.1)	0.2
Other comprehensive income (loss), net of tax	5.3	—	(4.0)	0.3
Ending balance	$(3.5)	$0.1	$(3.5)	$0.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Foreign Currency Translation:
Beginning balance	$—	$(0.2)	$—	$(0.2)
Other comprehensive income, net of tax	—	0.1	—	0.1
Ending balance	$—	$(0.1)	$—	$(0.1)

Total AOCI ending balance	$(39.0)	$(34.3)	$(39.0)	$(34.3)
____________________

[1]
Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other (expense) income, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

[3]
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other (expense) income, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of Cost of products sold, excluding depreciation and amortization and other items. As of June 30, 2018, we estimate a net mark-to-market loss before tax of $2.5 million in AOCI will be reclassified into Net income within the next 12 months.

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
Subsequent to the Adoption of ASC 606. Subsequent to our adoption of ASC 606 on January 1, 2018 (see "New Accounting Pronouncements" in Note 1), we recognize revenue as we fulfill our performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For products that have no alternative use and for which we have an enforceable right to payment (including a reasonable profit) throughout the production process, we recognize revenue over time. In general, a majority of our Aero/HS products and our Automotive Extrusions are recognized over time, with the remainder of our products recognized at a point in time.
For the majority of our business, contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are short term in nature, although they may reference a longer term "blanket purchase order" or a "terms and conditions" agreement, both of which may span multiple years. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on shipping terms. For contracts recognized over time, control transfer occurs incrementally during our production process as progress is made on fulfilling the performance obligation. We use the input method of determining our progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. We believe the input method more accurately reflects the transfer of control as it represents the best information available of work completed to date for which we have an enforceable right to payment. For products in production, we recognize revenue using estimates of the cost incurred to date plus a reasonable margin. As the duration of our contracts for accounting purposes is typically less than one year, we do not present quantitative information about the aggregate transaction price allocated to unsatisfied performance obligations at the end of the reporting period.
We adjust the amount of revenue recognized on all products, regardless of timing of revenue recognition, for variable price consideration, which could include metal market price adjustments, volume rebates and sales discounts. We estimate rebate and discount values based on forecasted order data and historical payment trends for specific customers, adjusted as necessary at each reporting period. Accounts receivable is recorded when our right to consideration becomes unconditional. Payment terms

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

for a majority of our domestic customers are 30 days after invoice date. To accommodate shipping time to overseas locations, payment terms for foreign customers are typically several weeks longer than domestic terms. As such, we do not adjust the promised amount of consideration for the effects of a significant financing component as we do not expect the period between the transfer of control of products to our customers and receipt of payment will be greater than one year.
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
The following table presents the impact on our opening Consolidated Balance Sheet as of January 1, 2018 of adopting ASC 606 (in millions of dollars):

	December 31, 2017 As Reported	Cumulative-effect Adjustments[1]	January 1, 2018 As Adjusted
Contract assets	$—	$55.6	$55.6
Inventories	207.9	(40.7)	167.2
Total current assets	656.6	14.9	671.5
Deferred tax assets, net	72.0	(3.3)	68.7
Total assets	$1,385.2	$11.6	$1,396.8
Other accrued liabilities	40.5	1.5	42.0
Total current liabilities	173.1	1.5	174.6
Total liabilities	$638.9	$1.5	$640.4
Retained earnings	85.5	10.1	95.6
Total stockholders’ equity	746.3	10.1	756.4
Total liabilities and stockholders’ equity	$1,385.2	$11.6	$1,396.8
____________________

[1]	Included in the cumulative-effect adjustment was a charge of $5.0 million as a result of decrementing higher cost prior LIFO layers.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the impact of adopting ASC 606 on our Consolidated Balance Sheet for the period presented (in millions of dollars):

	June 30, 2018 As Reported	Adjustments	June 30, 2018 without Adoption of ASC 606
Contract assets	$52.6	$(52.6)	$—
Inventories	177.2	32.7	209.9
Total current assets	704.8	(19.9)	684.9
Deferred tax assets, net	51.5	3.3	54.8
Total assets	$1,423.8	$(16.6)	$1,407.2
Other accrued liabilities	29.9	(3.1)	26.8
Total current liabilities	194.1	(3.1)	191.0
Total liabilities	$662.8	$(3.1)	$659.7
Retained earnings	123.1	(13.5)	109.6
Total stockholders’ equity	761.0	(13.5)	747.5
Total liabilities and stockholders’ equity	$1,423.8	$(16.6)	$1,407.2
The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Income for the period presented (in millions of dollars, except per share amounts):

	Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Net sales	$415.4	$4.9	$420.3	$803.4	$3.2	$806.6
Cost of products sold, excluding depreciation and amortization and other items[1]	343.4	3.4	346.8	660.1	7.6	667.7
Operating income	34.7	1.5	36.2	71.8	(4.4)	67.4
Income before income taxes	28.5	1.5	30.0	60.1	(4.4)	55.7
Income tax provision	(7.8)	(0.4)	(8.2)	(13.7)	1.0	(12.7)
Net income	$20.7	$1.1	$21.8	$46.4	$(3.4)	$43.0

Net income per common share:
Basic	$1.24	$0.07	$1.31	$2.78	$(0.20)	$2.58
Diluted	$1.22	$0.06	$1.28	$2.74	$(0.20)	$2.54
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

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Comprehensive Income for the period presented (in millions of dollars):

	Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Net income	$20.7	$1.1	$21.8	$46.4	$(3.4)	$43.0
Comprehensive income	$27.1	$1.1	$28.2	$44.5	$(3.4)	$41.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Cash Flows for the period presented (in millions of dollars):

	Six Months Ended June 30, 2018 As Reported	Adjustments	Six Months Ended June 30, 2018 without Adoption of ASC 606
Net income	$46.4	$(3.4)	$43.0
Changes in operating assets and liabilities:
Contract assets	3.0	(3.0)	—
Inventories	(10.0)	8.0	(2.0)
Accrued liabilities	(10.8)	(1.6)	(12.4)
Net cash provided by operating activities	$84.0	$—	$84.0
9. Other (Expense) Income, Net
Other (expense) income, net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$—	$—	$0.1	$—
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.6)	(1.1)	(3.1)	(2.2)
Gain on removal of Union VEBA net assets	—	—	—	1.3
Realized gain on investments	1.5	0.7	3.1	1.4
All other (expense) income, net	(0.4)	0.3	(0.5)	0.2
Other (expense) income, net	$(0.5)	$(0.1)	$(0.4)	$0.7
10. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Domestic	$7.5	$1.9	$13.1	$20.1
Foreign	0.3	0.3	0.6	0.6
Total	$7.8	$2.2	$13.7	$20.7
The income tax provision for the quarters ended June 30, 2018 and June 30, 2017 was $7.8 million and $2.2 million, respectively, reflecting an effective tax rate of 27.5% and 31.7%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2018 was primarily due to: (i) an increase of $0.6 million (or 2.1% of taxable income) related to non-deductible compensation expense; (ii) an increase of $0.3 million (or 1.2% of taxable income) to the valuation allowance for certain state net operating losses; (iii) an increase of $0.2 million (or 0.7% of taxable income) for the sequestration of AMT credits, partially offset by a decrease of $0.3 million (or 0.9% of taxable income) for the recognition of excess tax benefits from stock-based compensation.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2017 was due to: (i) a decrease of $0.1 million (or 1.5% of taxable income) for the recognition of excess tax benefits from stock-based compensation; (ii) a decrease of $0.1 million (or 1.4% of taxable income) to the valuation allowance for certain

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

state net operating losses; and (iii) a decrease of $0.2 million (or 3.0% of taxable income) related to unrecognized tax benefits, including interest and penalties.
The income tax provision for the six months ended June 30, 2018 and June 30, 2017 was $13.7 million and $20.7 million, respectively, reflecting an effective tax rate of 22.8% and 33.8% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2018 was due to: (i) a decrease of $2.0 million (or 3.4% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.5 million (or 0.8% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by (i) an increase of $1.2 million (or 2.0% of taxable income) related to non-deductible compensation expense and (ii) an increase of 0.4 million (or 0.6% of taxable income) for the sequestration of AMT credits.
The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2017 was due to: (i) a decrease of $1.7 million (or 2.7% of taxable income) for the recognition of excess tax benefits from stock-based compensation; (ii) a decrease of $0.5 million (or 0.9% of taxable income) to the valuation allowance for certain state net operating losses; and (iii) a decrease of $0.2 million (or 0.3% of taxable income) related to unrecognized tax benefits, including interest and penalties.
Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million at both June 30, 2018 and December 31, 2017, of which, $0.4 million would be recorded through our income tax provision and thus impact the effective tax rate at both June 30, 2018 and December 31, 2017 if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
The Tax Cuts and Jobs Act ("The Tax Act") was enacted on December 22, 2017. The Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act. Our accounting for the Tax Act is incomplete, as noted at year-end. However, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at December 31, 2017 associated with the reduction of the US federal corporate tax rate, the deemed repatriation transition tax and IRC Section 162(m). During the six months ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017, and have not completed our accounting for all of the tax effects of the Tax Act. We are awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where we file tax returns. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
11. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2018 and June 30, 2017, which in all periods was more dilutive than the two-class method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table sets forth the computation of basic and diluted net income per share for periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$20.7	$4.7	$46.4	$40.7
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,685	17,003	16,696	17,193
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares	220	198	266	225
Diluted	16,905	17,201	16,962	17,418

Net income per common share, Basic:	$1.24	$0.28	$2.78	$2.37
Net income per common share, Diluted:	$1.22	$0.27	$2.74	$2.34
The following securities were excluded from the weighted-average diluted shares computation for the periods presented as their inclusion would have been anti-dilutive (in thousands of shares):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-vested common shares, restricted stock units and performance shares	2	55	1	56
Total excluded	2	55	1	56
Dividends. During the six months ended June 30, 2018 and June 30, 2017, we paid a total of approximately $19.3 million and $17.9 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
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
Repurchases of our common stock pursuant to the stock repurchase program is recorded as Treasury stock and consisted of the following for each period presented:

	Six Months Ended
	June 30,
	2018	2017
Number of common shares repurchased	185,700	787,986
Weighted-average repurchase price (dollars per share)	$104.67	$80.26
Total cost of repurchased common shares (in millions of dollars)	$19.4	$63.2
At June 30, 2018, $91.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

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
12. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2018	2017
	(In millions of dollars)
Interest paid	$10.7	$10.4
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$5.1	$4.1
Stock repurchases not yet settled	$0.6	$0.6
Acquisition of property and equipment through capital leasing arrangements	$0.3	$0.3

	June 30, 2018	June 30, 2017
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$164.0	$57.1
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	14.5	13.0
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$178.8	$70.4
____________________

[1]
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers' compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Segment and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment. At June 30, 2018, approximately 62% of our employees were covered by collective bargaining agreements and none of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from June 30, 2018.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following tables provide financial information by reporting segment and business unit for each period or as of each period end, as applicable (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Fabricated Products	$415.4	$356.3	$803.4	$711.6
Segment operating income (loss):
Fabricated Products	$48.3	$25.6	$97.8	$96.2
All Other	(13.6)	(13.1)	(26.0)	(24.4)
Total operating income	34.7	12.5	71.8	71.8
Interest expense	(5.7)	(5.5)	(11.3)	(11.1)
Other (expense) income, net	(0.5)	(0.1)	(0.4)	0.7
Income before income taxes	$28.5	$6.9	$60.1	$61.4
Depreciation and amortization:
Fabricated Products	$10.8	$9.4	$21.1	$18.8
All Other	0.1	0.1	0.3	0.3
Total depreciation and amortization	$10.9	$9.5	$21.4	$19.1
Capital expenditures:
Fabricated Products	$16.0	$24.8	$35.6	$39.4
All Other	0.1	0.1	0.2	0.3
Total capital expenditures	$16.1	$24.9	$35.8	$39.7

	June 30, 2018	December 31, 2017
Assets:
Fabricated Products	$1,097.6	$1,046.8
All Other[1]	326.2	338.4
Total assets	$1,423.8	$1,385.2
____________________

[1]	Assets in All Other represent primarily all of our cash, cash equivalents and restricted cash, short-term investments, deferred compensation program assets and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by end market applications and by timing of transfer for the Fabricated Products segment were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Aero/HS products	$185.0	$165.5	$355.2	$333.0
Automotive Extrusions	67.3	55.9	127.8	108.9
GE products	147.9	122.0	291.2	245.2
Other products	15.2	12.9	29.2	24.5
Total net sales	$415.4	$356.3	$803.4	$711.6

Timing of revenue recognition – Note 8:
Products transferred at a point in time	$140.8	n/a	$297.4	n/a
Products transferred over time	274.6	n/a	506.0	n/a
Total net sales	$415.4		$803.4
Geographic information for income taxes paid was as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income taxes paid:
Fabricated Products –
Domestic	$0.7	$0.3	$0.9	$0.4
Foreign	2.0	—	2.0	0.1
Total income taxes paid	$2.7	$0.3	$2.9	$0.5
Concentrations. For the quarter ended June 30, 2018, one customer represented 27% and another represented 11% of Fabricated Products Net sales. For the quarter ended June 30, 2017, one customer represented 28% and another represented 12% of Fabricated Products Net Sales. For the six months ended June 30, 2018, one customer represented 27% and another represented 12% of Fabricated Products Net sales. For the six months ended June 30, 2017, one customer represented 29% and another represented 11% of Fabricated Products Net Sales.
At June 30, 2018, one individual customer accounted for 22% and another individual customer accounted for 15% of Trade receivables, net. One individual customer accounted for 22% and another individual customer accounted for 14% of Trade receivables, net at December 31, 2017.
Information for delivery of our primary aluminum supply from our major suppliers was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	83%	80%	82%	80%
Supply from our largest supplier	35%	24%	37%	25%
Supply from our second and third largest suppliers combined	34%	35%	30%	33%

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
The following condensed consolidating financial information as of June 30, 2018 and December 31, 2017, and for the quarters and six months ended June 30, 2018 and June 30, 2017 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$161.0	$3.0	$—	$164.0
Short-term investments	—	71.9	—	—	71.9
Receivables:
Trade receivables, net	—	183.5	7.7	—	191.2
Intercompany loans receivable	65.6	0.1	1.5	(67.2)	—
Other	—	18.5	0.4	—	18.9
Contract assets	—	49.4	3.2	—	52.6
Inventories	—	169.6	7.6	—	177.2
Prepaid expenses and other current assets	0.1	28.4	0.9	(0.4)	29.0
Total current assets	65.7	682.4	24.3	(67.6)	704.8
Investments in and advances to subsidiaries	1,071.4	50.0	—	(1,121.4)	—
Property, plant and equipment, net	—	554.6	29.6	—	584.2
Long-term intercompany loans receivable	—	—	10.5	(10.5)	—
Deferred tax assets, net	—	46.8	—	4.7	51.5
Intangible assets, net	—	24.3	—	—	24.3
Goodwill	—	18.8	—	—	18.8
Other assets	—	40.2	—	—	40.2
Total	$1,137.1	$1,417.1	$64.4	$(1,194.8)	$1,423.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3.3	$119.8	$8.9	$—	$132.0
Intercompany loans payable	—	67.1	0.1	(67.2)	—
Accrued salaries, wages and related expenses	—	30.7	1.5	—	32.2
Other accrued liabilities	2.8	30.6	0.1	(3.6)	29.9
Total current liabilities	6.1	248.2	10.6	(70.8)	194.1
Net liabilities of Salaried VEBA	—	31.8	—	—	31.8
Deferred tax liabilities	—	—	4.3	—	4.3
Long-term intercompany loans payable	—	10.5	—	(10.5)	—
Long-term liabilities	—	60.5	2.1	—	62.6
Long-term debt	370.0	—	—	—	370.0
Total liabilities	376.1	351.0	17.0	(81.3)	662.8

Total stockholders' equity	761.0	1,066.1	47.4	(1,113.5)	761.0
Total	$1,137.1	$1,417.1	$64.4	$(1,194.8)	$1,423.8

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$404.7	$37.1	$(26.4)	$415.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	335.6	32.9	(25.1)	343.4
Depreciation and amortization	—	10.4	0.5	—	10.9
Selling, general, administrative, research and development	1.6	23.7	2.3	(1.2)	26.4
Total costs and expenses	1.6	369.7	35.7	(26.3)	380.7
Operating (loss) income	(1.6)	35.0	1.4	(0.1)	34.7
Other (expense) income:
Interest expense	(5.3)	(0.6)	—	0.2	(5.7)
Other expense, net	—	(0.3)	—	(0.2)	(0.5)
(Loss) income before income taxes	(6.9)	34.1	1.4	(0.1)	28.5
Income tax provision	—	(9.2)	(0.3)	1.7	(7.8)
Earnings in equity of subsidiaries	27.6	1.1	—	(28.7)	—
Net income	$20.7	$26.0	$1.1	$(27.1)	$20.7

Comprehensive income	$27.1	$32.4	$1.1	$(33.5)	$27.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$347.0	$29.8	$(20.5)	$356.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	—	283.5	25.7	(19.6)	289.6
Depreciation and amortization	—	9.0	0.5	—	9.5
Selling, general, administrative, research and development[2]	1.5	22.8	2.5	(0.5)	26.3
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	1.5	333.7	28.7	(20.1)	343.8
Operating (loss) income	(1.5)	13.3	1.1	(0.4)	12.5
Other (expense) income:
Interest expense	(4.6)	(0.9)	—	—	(5.5)
Other (expense) income, net	—	(0.3)	0.2	—	(0.1)
(Loss) income before income taxes	(6.1)	12.1	1.3	(0.4)	6.9
Income tax provision	—	(4.2)	(0.3)	2.3	(2.2)
Earnings in equity of subsidiaries	10.8	0.6	—	(11.4)	—
Net income	$4.7	$8.5	$1.0	$(9.5)	$4.7

Comprehensive income	$5.8	$9.6	$1.0	$(10.6)	$5.8
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$782.6	$69.6	$(48.8)	$803.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	645.0	62.0	(46.9)	660.1
Depreciation and amortization	—	20.3	1.1	—	21.4
Selling, general, administrative, research and development	2.7	45.0	4.2	(1.9)	50.0
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	2.7	710.4	67.3	(48.8)	731.6
Operating (loss) income	(2.7)	72.2	2.3	—	71.8
Other (expense) income:
Interest expense	(10.5)	(1.1)	—	0.3	(11.3)
Other (expense) income, net	—	(0.2)	0.1	(0.3)	(0.4)
(Loss) income before income taxes	(13.2)	70.9	2.4	—	60.1
Income tax provision	—	(16.3)	(0.6)	3.2	(13.7)
Earnings in equity of subsidiaries	59.6	1.8	—	(61.4)	—
Net income	$46.4	$56.4	$1.8	$(58.2)	$46.4

Comprehensive income	$44.5	$54.5	$1.8	$(56.3)	$44.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$693.8	$59.1	$(41.3)	$711.6
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	—	541.0	51.0	(39.7)	552.3
Depreciation and amortization	—	18.0	1.1	—	19.1
Selling, general, administrative, research and development[2]	2.4	43.7	4.9	(1.0)	50.0
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	2.4	621.1	57.0	(40.7)	639.8
Operating (loss) income	(2.4)	72.7	2.1	(0.6)	71.8
Other (expense) income:
Interest expense	(10.3)	(0.8)	—	—	(11.1)
Other income, net	—	0.5	0.2	—	0.7
(Loss) income before income taxes	(12.7)	72.4	2.3	(0.6)	61.4
Income tax provision	—	(25.0)	(0.5)	4.8	(20.7)
Earnings in equity of subsidiaries	53.4	1.2	—	(54.6)	—
Net income	$40.7	$48.6	$1.8	$(50.4)	$40.7

Comprehensive income	$43.1	$51.0	$1.8	$(52.8)	$43.1
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$87.9	$96.3	$(0.2)	$(100.0)	$84.0
Cash flows from investing activities:
Capital expenditures	—	(35.2)	(0.6)	—	(35.8)
Purchase of available for sale securities	—	(24.0)	—	—	(24.0)
Purchase of equity securities	—	(0.9)	—	—	(0.9)
Proceeds from disposition of available for sale securities	—	136.6	—	—	136.6
Intercompany loans receivable	(42.8)	—	1.1	41.7	—
Net cash (used in) provided by investing activities	(42.8)	76.5	0.5	41.7	75.9
Cash flows from financing activities:
Repayment of capital lease	—	(0.3)	—	—	(0.3)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(18.9)	—	—	—	(18.9)
Cash dividends paid to Parent	—	(100.0)	—	100.0	—
Cash dividends and dividend equivalents paid	(19.3)	—	—	—	(19.3)
Intercompany loans payable	—	41.7	—	(41.7)	—
Net cash used in financing activities	(45.1)	(58.6)	—	58.3	(45.4)
Net increase in cash, cash equivalents and restricted cash during the period	—	114.2	0.3	—	114.5
Cash, cash equivalents and restricted cash at beginning of period	—	61.3	3.0	—	64.3
Cash, cash equivalents and restricted cash at end of period	$—	$175.5	$3.3	$—	$178.8

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
15. Subsequent Events
Dividend Declaration. On July 16, 2018, we announced that our Board of Directors declared a cash dividend of $0.55 per common share. As such, we expect to pay approximately $9.2 million (including dividend equivalents) on or about August 15, 2018 to stockholders of record and the holders of certain restricted stock units at the close of business on July 26, 2018.

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
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended June 30, 2018;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
In the discussion of operating results below, we refer to certain items as "non-run-rate items." For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of operating income (loss) excluding non-run-rate items to operating income (loss), see "Results of Operations - Segment and Business Unit Information" below.

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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales for the six months ended June 30, 2018 totaled $803.4 million on 335.0 million pounds shipped from these 12 focused facilities. We employed approximately 2,800 people at June 30, 2018.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 50% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 50% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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
Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by government regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Highlights of the quarter ended June 30, 2018 include:

•	Record shipments in the quarter ended June 30, 2018 driven by strong demand and incremental capacity from recent investments;

•	Moderating aerospace supply chain destocking;

•	Compressed margins due to higher metal and freight costs;

•	Favorable price spreads for scrap raw material purchases;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $527.8 million as of June 30, 2018;

•	Cash dividend and dividend equivalents payment of $9.3 million; and

•	Repurchase of 127,545 shares of our common stock for $13.4 million at a weighted average price of $104.74.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $415.4 million and $356.3 million for the quarters ended June 30, 2018 and June 30, 2017, respectively, reflecting: (i) a 6% increase in shipment volume facilitated by strong demand and incremental capacity from recent investments and (ii) an increase of 10% in average realized sales price per pound. The shipment volume increase reflected: (i) a 4.4 million pound, or 6%, increase in GE products reflecting the continued solid underlying demand for our GE applications; (ii) a 2.9 million pound, or 11%, increase in Automotive Extrusions driven by higher shipments for bumper programs; and (iii) a 1.2 million pound, or 2%, increase in Aero/HS products. The increase in average realized sales price per pound reflected a $0.26/lb, or 27%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.03/lb, or 2%, decrease in average value added revenue per pound as we were not able to fully pass increased metal costs through to customers. See the table in "Segment and Business Unit Information" below for further details.
Net sales totaled $803.4 million and $711.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively, reflecting a 4% increase in shipment volume and a 9% increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 7.5 million pound, or 5%, increase in GE products reflecting the continued solid underlying demand for our GE applications and (ii) a 4.1 million pound, or 8%, increase in Automotive Extrusions primarily related to significantly higher bumper shipments, partially offset by a 1.8 million pound, or 2%, decrease in Aero/HS products. The increase in average realized sales price per pound reflected a $0.23/lb, or 24%, increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.03/lb, or 2%, decrease in average value added revenue per pound as we were not able to fully pass increased metal costs through to customers. See the table in "Segment and Business Unit Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items ("Cost of Products Sold") for the quarter ended June 30, 2018 totaled $343.4 million, or 83% of Net sales, compared to $289.6 million, or 81% of Net sales, for the quarter ended June 30, 2017. The increase of $53.8 million reflected: (i) a $51.1 million increase in Hedged Cost of Alloyed Metal; (ii) a favorable impact of $6.4 million related to our adoption of ASU 2017-12; and (iii) a $9.1 million increase in net manufacturing conversion and other costs. Of the $51.1 million increase in Hedged Cost of Alloyed Metal, $42.0 million was due to higher hedged metal prices and $9.1 million was due to higher shipment volume, as discussed in "Net Sales" above. The $6.4 million favorable impact reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive loss, net of tax. The increase in net manufacturing conversion and other costs reflected: (i) a $6.9 million increase in costs related to higher shipment volume and (ii) $2.4 million of higher freight spending, partially offset by a $0.2 million reduction in other costs. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the quarters ended June 30, 2018 and June 30, 2017.
Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2018 totaled $660.1 million, or 82% of Net sales, compared to $552.3 million, or 78% of Net sales, for the six months ended June 30, 2017. The increase of $107.8 million was comprised of: (i) an $85.2 million increase in Hedged Cost of Alloyed Metal; (ii) an unfavorable impact of $15.0 million related to our adoption of ASU 2017-12, as discussed above; and (iii) a $7.6 million increase in net manufacturing conversion and other costs. Of the $85.2 million increase in Hedged Cost of Alloyed Metal, $74.0 million was due to higher hedged metal prices and $11.2 million was due to higher shipment volume, as discussed in "Net Sales" above. The increase in net manufacturing conversion and other costs reflected a $10.8 million increase in costs related to higher shipment volume and $4.9 million of higher freight spending, partially offset by: (i) a $2.4 million favorable impact due to attractive price spreads on scrap raw material purchases; (ii) $2.1 million of lower energy pricing; and (iii) a $3.6 million reduction in other costs. See "Segment and Business Unit Information" below for a further discussion of the comparative results of operations for the six months ended June 30, 2018 and June 30, 2017.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $26.4 million and $26.3 million for the quarters ended June 30, 2018 and June 30, 2017, respectively, and $50.0 million for each of the six months ended June 30, 2018 and June 30, 2017.
Goodwill Impairment. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.7 million and $5.5 million for the quarters ended June 30, 2018 and June 30, 2017, respectively, net of $0.4 million and $0.7 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $11.3 million and $11.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively, net of $0.9 million and $1.2 million of interest expense capitalized as part of construction in progress, respectively.
Other (Expense) Income, Net. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for details.
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
Fabricated Products
The table below provides selected operational and financial information for our Fabricated Products segment for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment operating income	$48.3	$25.6	$97.8	$96.2
Impact to segment operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(3.3)	(1.5)	2.4	(1.9)
Mark-to-market (loss) gain on derivative instruments[2]	(5.5)	(11.9)	(11.8)	3.2
Workers' compensation (cost) benefit due to discounting	—	(0.1)	0.4	(0.2)
Goodwill impairment	—	(18.4)	—	(18.4)
Non-cash asset impairment charge	—	—	(0.1)	—
Environmental expenses[3]	(0.2)	—	(0.5)	—
Total non-run-rate items	(9.0)	(31.9)	(9.6)	(17.3)
Segment operating income excluding non-run-rate items	$57.3	$57.5	$107.4	$113.5
____________________

[1]
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[2]
For the quarter and six months ended June 30, 2018, this line item represented the reversal of unrealized gain that was recognized before January 1, 2018 on cash flow hedges that settled during the period and were non-designated hedges prior to our adoption of ASU 2017-12 on January 1, 2018.

[3]
Non-run-rate environmental expenses within Fabricated Products are related to legacy activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

As noted above, segment operating income excluding non-run-rate items for the quarter ended June 30, 2018 was $0.2 million lower than segment operating income excluding such items for the quarter ended June 30, 2017. Record quarterly shipment volume and attractive price spreads for scrap raw material purchases provided year-over-year benefits of $5.4 million and $2.3 million, respectively. More than offsetting these benefits, however, were a $4.1 million adverse sales impact from higher metal costs, $2.4 million of higher freight costs and $1.4 million of increased depreciation expense.
Segment operating income excluding non-run-rate items for the six months ended June 30, 2018 was $6.1 million lower than segment operating income excluding such items for the six months ended June 30, 2017 primarily due to: (i) an $8.9 million unfavorable sales impact from higher metal costs; (ii) $4.9 million of higher freight costs; and (iii) $2.3 million of higher depreciation expense, partially offset by: (i) a $4.8 million net benefit from higher shipment volume and mix; (ii) a $2.4 million benefit from attractive price spreads on scrap raw material purchases; and (iii) a $2.1 million benefit from favorable energy pricing.

The table below provides our Fabricated Products segment shipment and value added revenue information (in millions of dollars, except shipments and value added revenue per pound) by end market applications for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Aero/HS Products:
Shipments (mmlbs)	60.2		59.0		117.6		119.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$185.0	$3.07	$165.5	$2.81	$355.2	$3.02	$333.0	$2.79
Less: Hedged Cost of Alloyed Metal	(71.2)	(1.18)	(55.3)	(0.94)	(134.7)	(1.14)	(110.9)	(0.93)
Value added revenue	$113.8	$1.89	$110.2	$1.87	$220.5	$1.88	$222.1	$1.86

Automotive Extrusions:
Shipments (mmlbs)	28.8		25.9		55.5		51.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$67.3	$2.34	$55.9	$2.16	$127.8	$2.30	$108.9	$2.12
Less: Hedged Cost of Alloyed Metal	(35.7)	(1.24)	(25.6)	(0.99)	(66.0)	(1.19)	(49.1)	(0.96)
Value added revenue	$31.6	$1.10	$30.3	$1.17	$61.8	$1.11	$59.8	$1.16

GE Products:
Shipments (mmlbs)	72.2		67.8		146.5		139.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$147.9	$2.05	$122.0	$1.80	$291.2	$1.99	$245.2	$1.76
Less: Hedged Cost of Alloyed Metal	(88.7)	(1.23)	(66.4)	(0.98)	(171.7)	(1.17)	(132.6)	(0.95)
Value added revenue	$59.2	$0.82	$55.6	$0.82	$119.5	$0.82	$112.6	$0.81

Other Products:
Shipments (mmlbs)	7.7		6.8		15.4		13.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$15.2	$1.97	$12.9	$1.90	$29.2	$1.90	$24.5	$1.84
Less: Hedged Cost of Alloyed Metal	(9.6)	(1.24)	(6.8)	(1.00)	(18.2)	(1.19)	(12.9)	(0.97)
Value added revenue	$5.6	$0.73	$6.1	$0.90	$11.0	$0.71	$11.6	$0.87

Total:
Shipments (mmlbs)	168.9		159.5		335.0		323.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$415.4	$2.46	$356.3	$2.23	$803.4	$2.40	$711.6	$2.20
Less: Hedged Cost of Alloyed Metal	(205.2)	(1.22)	(154.1)	(0.96)	(390.6)	(1.17)	(305.5)	(0.94)
Value added revenue	$210.2	$1.24	$202.2	$1.27	$412.8	$1.23	$406.1	$1.26
For the quarter ended June 30, 2018, Net sales of Fabricated Products increased by 17% to $415.4 million, as compared to the quarter ended June 30, 2017, reflecting a 6% increase in Fabricated Products segment shipment volume and a 10% increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."
For the six months ended June 30, 2018, Net sales of Fabricated Products increased by 13% to $803.4 million, as compared to the six months ended June 30, 2017, reflecting a 4% increase in Fabricated Products segment shipment volume and a 9% increase in average realized sales price per pound, as discussed in further detail above in "Consolidated Results of Operations."

Outlook
Our positive outlook remains unchanged from what we provided in our Annual Report on Form 10-K for the year ended December 31, 2017. Demand for our Automotive Extrusions and GE products remains strong, and we anticipate improving demand for our Aero/HS products as the supply chain destocking continues to moderate and as airframe manufacturers continue to ramp-up build rates to address the large nine-year order backlog. In addition, the increased U.S. defense spending and increased demand from U.S. allies strengthens the outlook for the F-35 Joint Strike Fighter, the F/A-18 Super Hornet and other military applications.
We anticipate the full benefit of the second quarter price increases to be realized in the third quarter. However, the margin benefit from price realization compared to the second quarter will be largely offset by higher planned major maintenance expense during the second half 2018, including costs related to a one-week outage for maintenance on the hot line and large stretcher at our Trentwood facility planned for the fourth quarter.
For the full year 2018, we anticipate mid-single-digit growth in shipments and value added revenue. As the year continues to progress, we expect to achieve continued improvement in manufacturing cost efficiency as we further realize benefits from our recent capital investments.
All Other
All Other provides support for our operations and incurs general and administrative expenses that are not allocated to the Fabricated Products segment. All Other is not considered a reportable segment. Operating loss of $13.6 million for the quarter ended June 30, 2018 within All Other was $0.5 million higher than the same period in 2017. Operating loss of $26.0 million for the six months ended June 30, 2018 within All Other was $1.6 million higher than the same period in 2017 primarily due to increases in salaries and benefits, consulting fees, information technology expense, directors' fees and advertising.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity at the dates presented (in millions of dollars):

	June 30, 2018	December 31, 2017
Available cash and cash equivalents	$164.0	$51.1
Short-term investments	71.9	183.7
Net borrowing availability under Revolving Credit Facility after letters of credit	291.9	291.9
Total liquidity	$527.8	$526.7
Cash equivalents consist primarily of investment grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less. We place our cash in bank deposits and money market funds with high credit quality financial institutions, which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements and U.S. government agency notes. Short-term investments represent holdings in investment-grade commercial paper with a maturity at the time of purchase of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $14.8 million at June 30, 2018 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 12 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 5 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2018, or as of December 31, 2017.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2018	2017
Total cash provided by (used in):
Operating activities:
Fabricated Products	$134.5	$128.7
All Other	(50.5)	(55.6)
Total cash provided by operating activities	$84.0	$73.1
Investing activities:
Fabricated Products	$(35.7)	$(39.5)
All Other	111.6	56.0
Total cash provided by investing activities	$75.9	$16.5
Financing activities:
Fabricated Products	$(0.3)	$(0.1)
All Other	(45.1)	(86.8)
Total cash used in financing activities	$(45.4)	$(86.9)
Operating Activities
Fabricated Products – For the six months ended June 30, 2018, Fabricated Products segment operating activities provided $134.5 million of cash. Cash provided in the six months ended June 30, 2018 was primarily related to: (i) $97.8 million of operating income; (ii) depreciation and amortization of $21.1 million; (iii) an increase in accounts payable of $46.1 million driven predominantly by the timing of metal purchases and increase in metal price; (iv) a decrease in other non-cash changes in assets and liabilities of $14.4 million; and (v) a decrease of $3.0 million in contract assets. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivables of $26.7 million due primarily to the timing of sales and increase in metal price; (ii) an increase in inventory of $10.0 million; (iii) a decrease in accrued liabilities of $7.1 million; (iv) an increase in prepaid expenses and other current assets of $3.0 million; and (v) an increase in other long-term assets and liabilities, net of $0.4 million.
For the six months ended June 30, 2017, Fabricated Products segment operating activities provided $128.7 million of cash. Cash provided in the six months ended June 30, 2017 was primarily related to: (i) $96.2 million of operating income; (ii) adjustments for non-cash items and depreciation and amortization of $18.1 million; (iii) goodwill impairment of $18.4 million; and (iv) decrease in inventory of $1.7 million. Cash provided by operating activities was partially offset by an increase accounts receivable of $6.6 million.
For additional information regarding Fabricated Products operating income excluding non-run-rate items, see "Results of Operations – Segment and Business Unit Information" above.
All Other – Cash used in operating activities of $50.5 million during the six months ended June 30, 2018 consisted primarily of payments relating to: (i) general and administrative costs of $18.6 million; (ii) an annual variable cash contribution to the Salaried VEBA of $2.9 million with respect to 2017 and $12.8 million to the Union VEBA with respect to the nine months ended September 30, 2017; (iii) our short-term incentive program in the amount of $4.6 million; and (iv) interest on the Senior Notes and Revolving Credit Facility of $11.6 million.
Cash used in operating activities of $55.6 million during the six months ended June 30, 2017 consisted primarily of payments relating to: (i) general and administrative costs of $17.3 million; (ii) an annual variable cash contribution to the VEBAs of $20.0 million with respect to the 2016 year; (iii) our short-term incentive program in the amount of $6.7 million; and (iv) interest on the Senior Notes and Revolving Credit Facility of $11.6 million.

Investing Activities
Fabricated Products – Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2018 was $35.7 million, compared to $39.5 million of cash used during the six months ended June 30, 2017. Cash used during the six months ended June 30, 2018 and June 30, 2017 was primarily related to capital expenditures.
All Other – Cash provided by investing activities for All Other was $111.6 million during the six months ended June 30, 2018 and primarily consisted of proceeds from the disposition of available for sale securities of $136.6 million, partially offset by (i) purchases of available for sale securities of $24.0 million; (ii) purchase of equity securities of $0.6 million and capital expenditures of $0.4 million. Cash provided by investing activities for All Other was $56.0 million during the six months ended June 30, 2017 and primarily consisted of proceeds from the disposition of available for sale securities of $184.2 million, partially offset by purchases of available for sale securities of $127.9 million and capital expenditures of $0.3 million.
Financing Activities
Fabricated Products – Cash used in financing activities was insignificant during the six months ended June 30, 2018 and June 30, 2017.
All Other – Cash used in financing activities during the six months ended June 30, 2018 was $45.1 million, representing: (i) $19.3 million of cash dividends paid to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares; (ii) $18.9 million of cash used to repurchase our common stock under our stock repurchase program; and (iii) $6.9 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	July 23, 2018	June 30, 2018
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$300.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.0)	(8.1)
Net remaining borrowing availability	$292.0	$291.9
Borrowing rate (if applicable)[1]	5.25%	5.25%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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
Capital Expenditures and Investments
We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency and improving product quality which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment over the coming decade.
The Trentwood modernization initiative is a multi-year, $150.0 million capital investment project to further advance our cost and quality leadership position and to meet continued demand growth. The investments focus on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at the Trentwood facility. In addition, a significant portion of the investment is also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. As a byproduct of the efficiency improvements completed during 2017, we gained incremental manufacturing capacity to enable sales growth in 2018 and beyond. Although the majority of the major project work has been completed, during the next few years we will continue to work through smaller projects and implement practice changes to realize the full potential of the investments. As of June 30, 2018, approximately 40% of the total $150.0 million capital investment remained to be spent.
Total capital expenditures were $35.8 million and $39.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively. A significant portion of our capital spending related to the Trentwood modernization project. Additionally, in both of the six months ended June 30, 2018 and June 30, 2017, we invested to support our automotive growth initiative, including upgrades to existing extrusion presses at several of our automotive-focused facilities. The remainder of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
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
Dividends
See Note 11 and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the six months ended June 30, 2018 and June 30, 2017, and declared subsequent to June 30, 2018.

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
Repurchases of Common Stock
See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the six months ended June 30, 2018 and June 30, 2017 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
Participants of the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2018 and June 30, 2017, 68,124 and 56,195 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
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
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the six months ended June 30, 2018, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans. Additional awards are expected to be made in future years.
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
During the six months ended June 30, 2018 and June 30, 2017, settlements of derivative contracts covering 101.7 million pounds and 88.4 million pounds, respectively, hedged Fabricated Products shipments sold on pricing terms that created metal price risk for us. At June 30, 2018, we had derivative contracts with respect to approximately 80.0 million pounds, 62.4 million pounds, 17.6 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2018, 2019, 2020 and 2021, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of June 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $16.1 million and $16.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of June 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.3 million and $1.6 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of June 30, 2018, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of June 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.2 million, respectively. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of June 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million and $0.1 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of June 30, 2018. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.2 million and $3.6 million on June 30, 2018 and December 31, 2017, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of June 30, 2018 and December 31, 2017 would have resulted in an unrealized mark-to-market loss of $0.9 million and $0.7 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2018:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2018 - April 30, 2018	71	$101.48	35,232	$101.63	$100.9
May 1, 2018 - May 31, 2018	—	—	56,454	104.18	$95.0
June 1, 2018 - June 30, 2018	24	113.50	35,859	108.69	$91.1
Total	95	$104.52	127,545	$104.74	N/A
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

Date: July 27, 2018