Form 10-Q
period 2018-09-30
KAISER ALUMINUM CORP
filed 2018-10-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2018, there were 16,501,758 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$94.3	$51.1
Short-term investments	88.4	183.7
Receivables:
Trade receivables, net	194.5	165.0
Other	24.4	15.5
Contract assets	51.0	—
Inventories	196.2	207.9
Prepaid expenses and other current assets	24.2	33.4
Total current assets	673.0	656.6
Property, plant and equipment, net	595.4	571.4
Deferred tax assets, net	42.2	72.0
Intangible assets, net	33.0	25.0
Goodwill	43.4	18.8
Other assets	39.0	41.4
Total	$1,426.0	$1,385.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120.4	$90.0
Accrued salaries, wages and related expenses	35.1	42.6
Other accrued liabilities	37.0	40.5
Total current liabilities	192.5	173.1
Net liabilities of Salaried VEBA	31.8	31.9
Deferred tax liabilities	4.3	4.3
Long-term liabilities	64.7	60.0
Long-term debt	370.2	369.6
Total liabilities	663.5	638.9
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2018 and December 31, 2017; no shares were issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2018 and at December 31, 2017; 22,471,628 shares issued and 16,547,237 shares outstanding at September 30, 2018; 22,393,537 shares issued and 16,773,586 shares outstanding at December 31, 2017	0.2	0.2
Additional paid in capital	1,057.4	1,055.9
Retained earnings	135.6	85.5
Treasury stock, at cost, 5,924,391 shares at September 30, 2018 and 5,619,951 shares at December 31, 2017, respectively	(390.9)	(358.6)
Accumulated other comprehensive loss	(39.8)	(36.7)
Total stockholders' equity	762.5	746.3
Total	$1,426.0	$1,385.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions of dollars, except share and per share amounts)
Net sales	$393.1	$332.8	$1,196.5	$1,044.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	323.3	256.4	983.4	808.7
Depreciation and amortization	11.0	10.2	32.4	29.3
Selling, general, administrative, research and development[2]	23.9	24.7	73.9	74.7
Goodwill impairment	—	—	—	18.4
Other operating charges, net	—	—	0.1	—
Total costs and expenses	358.2	291.3	1,089.8	931.1
Operating income	34.9	41.5	106.7	113.3
Other income (expense):
Interest expense	(5.7)	(5.3)	(17.0)	(16.4)
Other income (expense), net – Note 10	0.7	(0.2)	0.3	0.5
Income before income taxes	29.9	36.0	90.0	97.4
Income tax provision	(8.2)	(16.1)	(21.9)	(36.8)
Net income	$21.7	$19.9	$68.1	$60.6

Net income per common share:
Basic	$1.31	$1.18	$4.09	$3.55
Diluted	$1.29	$1.16	$4.03	$3.49
Weighted-average number of common shares outstanding (in thousands):
Basic	16,573	16,834	16,654	17,072
Diluted	16,783	17,160	16,882	17,363

Dividends declared per common share	$0.55	$0.50	$1.65	$1.50
____________________

[1]
See Note 5 for discussion of our adoption of ASU 2017-12 (as defined in Note 1) and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Unrealized (gain) loss on derivative instruments and now included within Cost of products sold, excluding depreciation and amortization and other items.

[2]
See Note 1 for discussion of our adoption of ASU 2017-07 (as defined in Note 1) and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Selling, general, administrative, research and development and now included within Other income (expense).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions of dollars)
Net income	$21.7	$19.9	$68.1	$60.6
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	1.1	0.8	3.5	2.5
Available for sale securities	(0.2)	0.3	(0.5)	0.6
Cash flow hedges	(1.7)	0.4	(5.7)	0.7
Foreign currency translation	—	0.1	—	0.2
Other comprehensive (loss) income, net of tax	(0.8)	1.6	(2.7)	4.0
Comprehensive income	$20.9	$21.5	$65.4	$64.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment[1]	—	—	—	10.5	—	(0.4)	10.1
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.0	$(358.6)	$(37.1)	$756.4
Net income	—	—	—	68.1	—	—	68.1
Other comprehensive loss, net of tax	—	—	—	—	—	(2.7)	(2.7)
Issuance of non-vested shares to non-employee directors	9,009	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,954	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	135,294	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,166)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(304,440)	—	—	—	(32.3)	—	(32.3)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares	—	—	—	(28.5)	—	—	(28.5)
Amortization of unearned equity compensation	—	—	8.2	—	—	—	8.2
BALANCE, September 30, 2018	16,547,237	$0.2	$1,057.4	$135.6	$(390.9)	$(39.8)	$762.5

____________________

[1]	See Note 1 for discussion of our adoption of ASC 606 and ASU 2016-01 (as defined in Note 1).

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
	(In millions of dollars)
Cash flows from operating activities:
Net income	$68.1	$60.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	31.3	28.3
Amortization of definite-lived intangible assets	1.1	1.0
Amortization of debt discount and debt issuance costs	0.8	0.9
Deferred income taxes	27.4	38.6
Non-cash equity compensation	8.4	10.1
Gain on disposition of available for sale securities	(2.4)	(1.8)
Non-cash asset impairment charge	0.1	18.4
Gain on disposition of property, plant and equipment	(0.2)	(0.4)
Non-cash net periodic postretirement benefit cost relating to Salaried VEBA	4.6	3.4
Other non-cash changes in assets and liabilities	15.6	(14.8)
Changes in operating assets and liabilities:
Trade and other receivables	(35.7)	(4.0)
Contract assets	4.6	—
Inventories	(25.6)	(10.6)
Prepaid expenses and other current assets	(1.6)	(1.8)
Accounts payable	31.1	21.6
Accrued liabilities	(1.0)	0.9
Annual variable cash contributions to VEBAs	(15.7)	(20.0)
Long-term assets and liabilities, net	1.6	1.1
Net cash provided by operating activities[1]	112.5	131.5
Cash flows from investing activities[2]:
Capital expenditures	(53.1)	(56.1)
Purchase of available for sale securities	(111.9)	(196.0)
Purchase of equity securities	(0.9)	—
Proceeds from disposition of available for sale securities	208.7	237.2
Cash payment for acquisition of Imperial Machine & Tool Co., net of cash received	(43.3)	—
Proceeds from disposal of property, plant and equipment	0.6	0.6
Net cash provided by (used in) investing activities	0.1	(14.3)
Cash flows from financing activities[2]:
Repayment of capital lease	(0.5)	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	(4.5)
Repurchase of common stock	(31.9)	(66.7)
Cash dividends and dividend equivalents paid	(28.5)	(26.4)
Net cash used in financing activities	(67.8)	(97.8)
Net increase in cash, cash equivalents and restricted cash during the period	44.8	19.4
Cash, cash equivalents and restricted cash at beginning of period	64.3	67.7
Cash, cash equivalents and restricted cash at end of period	$109.1	$87.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) (CONTINUED)

____________________

[1]	See Note 9 for adjustments made to arrive at our Consolidated Balance Sheet as of January 1, 2018 upon adopting ASC 606 (as defined in Note 1).

[2]	See Note 13 for the supplemental disclosure on non-cash transactions.
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
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: aerospace and high strength ("Aero/HS products"), automotive applications ("Automotive Extrusions"), general engineering ("GE products") and other industrial ("Other products"). Our business is organized into one operating segment. See Note 14 for additional information regarding our business, product and geographical area information and concentration of risk.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2018 fiscal year. The financial information as of December 31, 2017 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the Statements of Consolidated Income, prior period presentation of Unrealized (gain) loss on derivative instruments is now contained within "Cost of products sold, excluding depreciation and amortization and other items." See Note 5 for additional details. See Note 14 for changes relating to the consolidation of the All Other business unit into the Fabricated Products reporting segment.
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
Financial assets and liabilities that we measure at fair value each period include our derivative instruments, equity investments related to our deferred compensation plan and debt investment securities classified as available for sale securities (see Note 4). Additionally, we measure at fair value once each year at December 31 the plan assets of the Salaried VEBA (defined in Note 4) and our Canadian defined benefit pension plan. We record our remaining financial assets and liabilities at carrying value.
For a majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See Note 3 for a discussion of our business

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

acquisition during the quarter ended September 30, 2018, as well as the goodwill impairment charge recorded during the quarter ended June 30, 2017 related to the operations at our Chandler, Arizona (Extrusion) facility.
None of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and nine months ended September 30, 2018.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At September 30, 2018 and December 31, 2017, the current cost of our inventory exceeded its stated LIFO value by $42.9 million and $24.3 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.4 million and $0.7 million during the quarters ended September 30, 2018 and September 30, 2017, respectively. The amount of interest expense capitalized as construction in progress was $1.3 million and $1.9 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 5). The fair value of hedges settling within one year is included in Prepaid expenses and other current assets or Other accrued liabilities. The fair value of hedges settling beyond one year is included in Other assets or Long-term liabilities.
Prior to our adoption of ASU 2017-12 (as defined below under "Adoption of New Accounting Standards"), we did not meet the documentation requirements for hedge (deferral) accounting related to our aluminum and energy derivatives. Accordingly, we recorded unrealized gain or loss associated with these hedges in the Statements of Consolidated Income. Subsequent to our adoption of ASU 2017-12 on January 1, 2018, our aluminum and energy derivatives qualified for hedge (deferral) accounting and, as such, we designated such hedges as cash flow hedges. Forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations are also designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax and reclassified to Cost of products sold, excluding depreciation and amortization and other items when such hedges settle (see Note 5).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $27.9 million and $24.8 million as of September 30, 2018 and December 31, 2017, respectively. However, we account for our workers' compensation accrued liability on a discounted basis, using a discount rate of 3.00% and 2.25% at September 30, 2018 and December 31, 2017, respectively. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.1 million and $3.5 million as of September 30, 2018 and December 31, 2017, respectively.
Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of September 30, 2018, we had a liability of $10.6 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the nine month performance period of our 2018 STI Plan.
Long-Term Incentive Programs ("LTI Programs"). Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan approved by stockholders on May 26, 2016 ("2016 Plan"). At September 30, 2018, 577,300 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
Adoption of New Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09, including its subsequent amendments as codified under Accounting Standards Codification Topic 606 ("ASC 606"), during the quarter ended March 31, 2018. Upon adoption under the modified retrospective method, we elected to apply the guidance only to contracts that were not completed at the date of initial application, which resulted in a cumulative-effect increase of $10.1 million (see Note 9) to our Retained earnings (net of a $3.3 million tax impact) on January 1, 2018. Comparative information in this report has not been adjusted and continues to be reported under previous revenue recognition guidance within Accounting Standards Codification Topic 605 ("ASC 605"). See Statement of Consolidated Stockholders' Equity and Note 9 for details of the significant changes and quantitative impacts of the changes, as well as our policy on revenue recognition.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), was issued in January 2016. The amendments in ASU 2016-01 require equity investments to be measured at fair value with changes in fair value recognized in net income. Equity investments related to our deferred compensation plan that had previously been accounted for as available for sale securities are now accounted for as equity investments with changes in fair value recorded within net income. As such, we recorded a cumulative-effect increase of $0.4 million to our Retained earnings (net of a $0.2 million tax impact) on January 1, 2018 to remove the balance of mark-to-market adjustments recorded within Accumulated other comprehensive income at December 31, 2017. See Note 4 for additional details on our deferred compensation plan, including the fair value of related equity investments.
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), was issued in March 2017. ASU 2017-07 amends the requirements related to the income statement presentation of the components of net periodic benefit cost for our defined benefit pension and other postretirement plans. Specifically, ASU 2017-07 requires us to: (i) disaggregate the current-service-cost component from the "other components" of net benefit cost and present it with other current compensation costs for related employees in the income statement and (ii) present the other components elsewhere in the income statement and outside of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

income from operations. As a result of our retrospective adoption of ASU 2017-07, we reclassified amounts that had previously been presented within Selling, general, administrative, research and development to Other income (expense), net in the Statements of Consolidated Income. See Note 4 for further discussion of our defined benefit pension and other postretirement plans.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued in August 2017. The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the related notes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. There was no cumulative effect adjustment to record as a result of early adopting ASU 2017-12 in the quarter ended March 31, 2018; however, we designated all of our outstanding commodity hedges as cash flow hedges beginning January 1, 2018. We therefore have significantly reduced the mark-to-market adjustments that have historically been recorded within the Statements of Consolidated Income. These adjustments have instead been recorded within Other comprehensive income, net of tax beginning in the quarter ended March 31, 2018. See Note 5 for further discussion of our derivatives and hedging programs.
There were no material impacts on our consolidated financial statements resulting from our adoption in the quarter ended March 31, 2018 of ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 was subsequently amended by three additional pronouncements: (i) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; (ii) ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and (iii) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2016-02 and its subsequent amendments (together "ASC 842") become effective for us in the first quarter of 2019. We are currently assessing the impact and expect the adoption of ASC 842 in 2019 to have a material impact on our consolidated financial statements. We plan to apply the optional transition method allowed by ASU 2018-11 upon adoption of ASC 842 in the first quarter of 2019.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. We are currently in the process of evaluating the impact of adopting ASU 2016-13 in 2020, but do not expect it to have a material impact on our consolidated financial statements.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract, are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We are currently in the process of evaluating the impact of adopting ASU 2018-15 in 2020, but do not expect it to have a material impact on our consolidated financial statements.
We do not anticipate any material impact on our consolidated financial statements upon the adoption of the following accounting pronouncements: (i) ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; (ii) ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made; (iii) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement; and (iv) ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. Supplemental Balance Sheet Information

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	September 30, 2018	December 31, 2017
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$23.2	$23.5
Commercial paper	71.1	27.6
Total	$94.3	$51.1

Trade Receivables, Net
Billed trade receivables	$194.2	$165.9
Unbilled trade receivables	1.5	0.3
Trade receivables, gross	195.7	166.2
Allowance for doubtful receivables	(1.2)	(1.2)
Trade receivables, net	$194.5	$165.0

Inventories
Finished products	$41.4	$63.8
Work-in-process	73.3	78.3
Raw materials	76.2	61.3
Operating supplies	5.3	4.5
Total	$196.2	$207.9

Property, Plant and Equipment, Net
Land and improvements	$21.4	$21.1
Buildings and leasehold improvements	96.4	92.1
Machinery and equipment	736.3	689.1
Construction in progress	38.1	35.1
Property, plant and equipment, gross	892.2	837.4
Accumulated depreciation	(298.4)	(267.9)
Assets held for sale	1.6	1.9
Property, plant and equipment, net	$595.4	$571.4

Other Accrued Liabilities
Uncleared cash disbursements	$5.6	$7.3
Accrued income taxes and taxes payable	8.2	6.8
Accrued annual contribution to VEBAs – Note 4	—	15.7
Accrued interest	8.4	2.9
Other	14.8	7.8
Total	$37.0	$40.5

	September 30, 2018	December 31, 2017
	(In millions of dollars)
Long-Term Liabilities
Workers' compensation accruals	$24.5	$22.6
Long-term environmental accrual – Note 7	14.4	15.8
Other long-term liabilities	25.8	21.6
Total	$64.7	$60.0

3. Business Combinations and Goodwill
Business Combinations. On September 19, 2018, we acquired Imperial Machine and Tool Co. ("IMT"), located in Columbia, New Jersey, for $43.3 million in cash, net of cash received. IMT specializes in multi-material additive manufacturing and machining technologies for demanding aerospace and defense, automotive, high-tech and general industrial applications. The acquisition allows us to gain further insights into the potentially disruptive additive manufacturing technology and enhances our ability to address customer needs by broadening our capability to provide innovative solutions for demanding applications. IMT has approximately 25 employees.
The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date (in millions of dollars):

Accounts receivable	$2.7
Inventory	3.4
Property, plant and equipment	4.1
Identifiable intangible assets with definite lives	9.1
Goodwill	24.6
Accounts payable and other current liabilities	(0.6)
Consideration paid, net of cash received	$43.3

Total acquisition-related costs were approximately $0.3 million, all of which were expensed during the nine months ended September 30, 2018 and were included in Selling, general, administrative, research and development in the Statements of Consolidated Income.
Goodwill. The following table presents the changes to goodwill during the nine months ended September 30, 2018 (in millions of dollars):

	December 31, 2017	Increases to Goodwill[1]	September 30, 2018
Goodwill	$37.2	$24.6	$61.8
Accumulated impairment loss	(18.4)	—	(18.4)
Carrying value	$18.8	$24.6	$43.4
____________________

[1]
The goodwill of $24.6 million arising from the acquisition of IMT after allocating the consideration paid, net of cash received, to all other identifiable assets is expected to be deductible for income tax purposes over the next 15 years.

Due to a reduction in our long-term demand assumption for hard alloy extruded shapes, we recorded an impairment charge of $18.4 million with respect to our Chandler, Arizona (Extrusion) facility for the quarter ended June 30, 2017 within Operating income in the Statements of Consolidated Income.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (ii) a non-qualified, unfunded, unsecured plan of deferred compensation (see "Deferred Compensation Plan" below); (iii) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC ("USW"), the International Association of Machinists and certain other unions at certain of our production facilities; and (iv) a defined benefit plan for salaried employees at our London, Ontario (Canada) facility.
Deferred Compensation Plan. We have a non-qualified, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. These assets are held in various investment funds at certain registered investment companies. Upon adoption of ASU 2016-01 on January 1, 2018 (see Note 1), these investments are now accounted for as equity investments with changes in fair value recorded within Other income (expense), net. During the quarter and nine months ended September 30, 2018, we recognized a $0.1 million loss and a $0.3 million gain, respectively, on equity securities still held at each respective reporting date related to the deferred compensation plan. Assets of our deferred compensation plan are classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2018 and December 31, 2017 was $10.9 million and $9.8 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Long-term liabilities.
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
The following tables present the total expense (income) related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Defined contribution plans[1]	$1.7	$1.4	$7.3	$7.5
Deferred compensation plan[1]	0.2	0.5	1.2	1.4
Multiemployer pension plans[1]	1.2	1.1	3.5	3.4
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.4	1.2	4.5	3.4
Loss (gain) on removal of Union VEBA net assets[2]	—	0.5	—	(0.8)
Total	$4.5	$4.7	$16.5	$14.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

____________________

[1]
Substantially all of the employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]
On January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As such, the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA is included within the Statements of Consolidated Income in SG&A and R&D for all periods presented. We reclassified all other components of Net periodic postretirement benefit cost relating to Salaried VEBA, as well as Loss (gain) on removal of Union VEBA net assets that had previously been presented within SG&A and R&D, to Other income (expense), net in the Statements of Consolidated Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with the Canadian defined benefit plan and the Salaried VEBA: (i) charges for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic benefit cost related to the Canadian defined benefit plan was not material for the quarters and nine months ended September 30, 2018 and September 30, 2017.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Salaried VEBA[1]:
Interest cost	$0.7	$0.8	$2.1	$2.3
Expected return on plan assets	(0.8)	(1.0)	(2.2)	(3.1)
Amortization of prior service cost[2]	1.3	1.2	4.0	3.6
Amortization of net actuarial loss	0.2	0.2	0.6	0.6
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.4	$1.2	$4.5	$3.4
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

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
Our derivative activities are overseen by a committee ("Hedging Committee"), which is composed of our chief executive officer, chief operating officer, chief financial officer, chief accounting officer, vice president of metal management, treasurer and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee's activities with our Board of Directors.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $3.1 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At both September 30, 2018 and December 31, 2017, we had no cash collateral posted from any of our customers. For more information about concentration risks concerning customers and suppliers, see Note 14.
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
Alloying Metals Hedges. We are exposed to risk of fluctuating prices for Alloying Metals used as raw materials in our fabrication operations. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our risk from price fluctuations in Alloying Metals.
Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at September 30, 2018:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	10/18 through 12/21	138.3
Fixed price sales contracts	10/18 through 11/19	2.1
Midwest premium swap contracts[1]	10/18 through 12/21	105.9

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	10/18 through 12/19	9.9

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	10/18 through 12/21	4,130,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/21	219,600

Euro[4]	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price purchase contracts	11/18	33,064
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of September 30, 2018, we had derivative and/or physical delivery commitments with energy companies for approximately 70% of the expected natural gas purchases for the remainder of 2018, 68% of the expected natural gas purchases for 2019, 67% of the expected natural gas purchases for 2020 and 63% of the expected natural gas purchases for 2021.

[3]
As of September 30, 2018, we had derivative and/or physical delivery commitments with energy companies for approximately 53% of our expected electricity purchases for the remainder of 2018, 54% of our expected electricity purchases for both 2019 and 2020 and 9% of our expected electricity purchases for 2021.

[4]
We use non-designated foreign currency forward contracts designed to line up with the timing and amounts of scheduled payments to foreign equipment manufacturers to mitigate our exposure to currency exchange rate fluctuations on these purchases.

Adoption of ASU 2017-12
Prior to our adoption of ASU 2017-12 on January 1, 2018, changes in the fair value of non-designated hedges (aluminum and energy) were recorded within Unrealized (gain) loss on derivative instruments in the Statements of Consolidated Income. Upon settlement, realized gain or loss was recorded within Cost of products sold, excluding depreciation and amortization and other items, with an offsetting reversal of previously recognized unrealized amounts recorded within Unrealized (gain) loss on derivative instruments.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(Gain) Loss
See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive income (loss) ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI when the associated hedged commodity purchases impact earnings.
The location and amount of (gain) loss included on the Statements of Consolidated Income associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
	Cost of products sold, excluding depreciation and amortization and other items[1]	Cost of products sold, excluding depreciation and amortization and other items[1]	Unrealized gain on derivative instruments	Cost of products sold, excluding depreciation and amortization and other items[1]	Cost of products sold, excluding depreciation and amortization and other items[1]	Unrealized (gain) loss on derivative instruments
Total amounts of income and expense line items presented in the statements of consolidated income in which the effects of hedges are recorded	$323.3	$267.2	$(10.8)	$983.4	$822.7	$(14.0)

Loss (gain) recognized in income related to cash flow hedges:
Aluminum	$2.1	$—	$—	$(1.2)	$—	$—
Alloying Metals	1.0	(0.3)	—	0.4	(0.2)	—
Natural gas	—	—	—	(0.1)	—	—
Total loss (gain) recognized in income	$3.1	$(0.3)	$—	$(0.9)	$(0.2)	$—

(Gain) loss recognized in income related to non-designated hedges:
Aluminum	$—	$(4.0)	$(10.6)	$—	$(13.8)	$(15.3)
Natural gas	—	0.2	(0.2)	—	0.3	1.3
Foreign exchange	—	(0.1)	—	—	(0.1)	—
Total gain recognized in income	$—	$(3.9)	$(10.8)	$—	$(13.6)	$(14.0)

____________________

[1]
Beginning with our adoption of ASU 2017-12 effective January 1, 2018, we no longer have Unrealized (gain) loss on derivative instruments on the Statements of Consolidated Income as all of our commodity hedges are designated as cash flow hedges. As such, all Unrealized (gain) loss on derivative instruments is reported in AOCI. For the quarter and nine months ended September 30, 2017, Unrealized (gain) loss on derivative instruments was reclassified to Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income to conform to the current period's presentation, for a combined total of $256.4 million and $808.7 million, respectively. The amounts comprising both line items are presented separately here for comparative purposes.

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
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	September 30, 2018			December 31, 2017
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$3.0	$(4.8)	$(1.8)	$—	$—	$—
Fixed price sales contracts	—	(0.1)	(0.1)	—	—	—
Midwest premium swap contracts	5.9	(0.1)	5.8	—	—	—
Alloying Metals – Fixed price purchase contracts	0.1	(1.4)	(1.3)	0.9	—	0.9
Natural gas – Fixed price purchase contracts	0.2	(0.6)	(0.4)	—	—	—
Electricity – Fixed price purchase contracts	—	(0.1)	(0.1)	—	—	—

Non-Designated Hedges:
Aluminum –
Fixed price purchase contracts	—	—	—	22.5	—	22.5
Fixed price sales contracts	—	—	—	—	(0.1)	(0.1)
Midwest premium swap contracts	—	—	—	1.7	(0.1)	1.6
Natural gas – Fixed price purchase contracts	—	—	—	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	—	—	—	—	(0.1)	(0.1)

Total	$9.2	$(7.1)	$2.1	$25.3	$(0.8)	$24.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the balance sheet location of derivative assets and liabilities as of the periods presented (in millions of dollars):

	September 30, 2018	December 31, 2017
Assets:
Prepaid expenses and other current assets	$8.1	$18.9
Other assets	1.1	6.4
Total assets	$9.2	$25.3

Liabilities:
Other accrued liabilities	$(4.6)	$(0.3)
Long-term liabilities	(2.5)	(0.5)
Total Liabilities	$(7.1)	$(0.8)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities and are presented as cash equivalents and short-term investments on our Consolidated Balance Sheets. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that use observable market data. At September 30, 2018, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At September 30, 2018 and December 31, 2017, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of September 30, 2018 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23.2	$71.1	$—	$94.3
Short-term investments	—	88.4	—	88.4
Total	$23.2	$159.5	$—	$182.7
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6. Debt and Credit Facility
Senior Notes
In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of September 30, 2018 was $4.8 million. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $5.7 million for each of the quarters ended September 30, 2018 and September 30, 2017. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $17.1 million for each of the nine months ended September 30, 2018 and September 30, 2017. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding Senior Notes, which are Level 1 liabilities, was approximately $383.6 million and $399.9 million at September 30, 2018 and December 31, 2017, respectively.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $300.0 million of borrowing availability under the Revolving Credit Facility at September 30, 2018, based on the borrowing base determination then in effect. At September 30, 2018, there were no borrowings under the Revolving Credit Facility and $8.0 million was being used to support outstanding letters of credit, leaving $292.0 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.50% at September 30, 2018.
7. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 5 and Note 6).
Environmental Contingencies. We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals. The status of these environmental contingencies are discussed below. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

At September 30, 2018, our environmental accrual of $17.2 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management's estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.6 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.
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
8. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of AOCI for each period presented (in millions of dollars):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(36.1)	$(35.4)	$(38.5)	$(37.1)
Amortization of net actuarial loss[1]	0.2	0.2	0.6	0.6
Amortization of prior service cost[1]	1.3	1.2	4.0	3.6
Less: income tax expense[2]	(0.4)	(0.5)	(1.1)	(1.6)
Net amortization reclassified from AOCI to Net income	1.1	0.9	3.5	2.6
Translation impact on Canadian pension plan AOCI balance	—	(0.1)	—	(0.1)
Other comprehensive income, net of tax	1.1	0.8	3.5	2.5
Ending balance	$(35.0)	$(34.6)	$(35.0)	$(34.6)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Available for Sale Securities:
Beginning balance	$0.6	$1.1	$0.9	$0.8
Unrealized gain on available for sale securities	1.3	1.0	3.6	3.1
Less: income tax expense	(0.3)	(0.4)	(0.9)	(1.2)
Net unrealized gain on available for sale securities	1.0	0.6	2.7	1.9
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.6)	(0.5)	(4.3)	(2.1)
Less: income tax benefit[2]	0.4	0.2	1.1	0.8
Net gain reclassified from AOCI to Net income	(1.2)	(0.3)	(3.2)	(1.3)
Other comprehensive (loss) income, net of tax	(0.2)	0.3	(0.5)	0.6
Ending balance	$0.4	$1.4	$0.4	$1.4

Cash Flow Hedges:
Beginning balance	$(3.5)	$0.1	$0.5	$(0.2)
Unrealized (loss) gain on cash flow hedges	(5.2)	1.0	(6.5)	1.2
Less: income tax benefit (expense)	1.2	(0.4)	1.6	(0.5)
Net unrealized (loss) gain on cash flow hedges	(4.0)	0.6	(4.9)	0.7
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges[4]	3.0	(0.3)	(1.0)	—
Less: income tax (expense) benefit[2]	(0.7)	0.1	0.2	—
Net loss (gain) reclassified from AOCI to Net income	2.3	(0.2)	(0.8)	—
Other comprehensive (loss) income, net of tax	(1.7)	0.4	(5.7)	0.7
Ending balance	$(5.2)	$0.5	$(5.2)	$0.5

Foreign Currency Translation:
Beginning balance	$—	$(0.1)	$—	$(0.2)
Other comprehensive income, net of tax	—	0.1	—	0.2
Ending balance	$—	$—	$—	$—

Total AOCI ending balance	$(39.8)	$(32.7)	$(39.8)	$(32.7)
____________________

[1]
Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other income (expense), net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

[3]
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other income (expense), net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of Cost of products sold, excluding depreciation and amortization and other items. As of September 30, 2018, we estimate a net mark-to-market loss before tax of $4.4 million in AOCI will be reclassified into Net income within the next 12 months.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the impact on our opening Consolidated Balance Sheet as of January 1, 2018 of adopting ASC 606 (in millions of dollars):

	December 31, 2017 As Reported	Cumulative-effect Adjustments[1]	January 1, 2018 As Adjusted
Contract assets	$—	$55.6	$55.6
Inventories	207.9	(40.7)	167.2
Total current assets	656.6	14.9	671.5
Deferred tax assets, net	72.0	(3.3)	68.7
Total assets	$1,385.2	$11.6	$1,396.8
Other accrued liabilities	40.5	1.5	42.0
Total current liabilities	173.1	1.5	174.6
Total liabilities	$638.9	$1.5	$640.4
Retained earnings	85.5	10.1	95.6
Total stockholders’ equity	746.3	10.1	756.4
Total liabilities and stockholders’ equity	$1,385.2	$11.6	$1,396.8
____________________

[1]	Included in the cumulative-effect adjustment was a charge of $5.0 million as a result of decrementing higher cost prior LIFO layers.
The following table presents the impact of adopting ASC 606 on our Consolidated Balance Sheet as of the period presented (in millions of dollars):

	September 30, 2018 As Reported	Adjustments	September 30, 2018 without Adoption of ASC 606
Contract assets	$51.0	$(51.0)	$—
Inventories	196.2	31.3	227.5
Total current assets	673.0	(19.7)	653.3
Deferred tax assets, net	42.2	3.3	45.5
Total assets	$1,426.0	$(16.4)	$1,409.6
Other accrued liabilities	37.0	(2.7)	34.3
Total current liabilities	192.5	(2.7)	189.8
Total liabilities	$663.5	$(2.7)	$660.8
Retained earnings	135.6	(13.7)	121.9
Total stockholders’ equity	762.5	(13.7)	748.8
Total liabilities and stockholders’ equity	$1,426.0	$(16.4)	$1,409.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Income for each period presented (in millions of dollars, except per share amounts):

	Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Net sales	$393.1	$1.6	$394.7	$1,196.5	$4.8	$1,201.3
Cost of products sold, excluding depreciation and amortization and other items[1]	323.3	1.9	325.2	983.4	9.5	992.9
Operating income	34.9	(0.3)	34.6	106.7	(4.7)	102.0
Income before income taxes	29.9	(0.3)	29.6	90.0	(4.7)	85.3
Income tax provision	(8.2)	0.1	(8.1)	(21.9)	1.1	(20.8)
Net income	$21.7	$(0.2)	$21.5	$68.1	$(3.6)	$64.5

Net income per common share:
Basic	$1.31	$(0.01)	$1.30	$4.09	$(0.21)	$3.88
Diluted	$1.29	$(0.01)	$1.28	$4.03	$(0.21)	$3.82
____________________

[1]
Included in the "as reported" amounts was the benefit of having decremented higher cost prior LIFO layers as part of the cumulative-effect adjustment of adopting ASC 606, as discussed in the opening balance sheet table above.

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Comprehensive Income for each period presented (in millions of dollars):

	Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Net income	$21.7	$(0.2)	$21.5	$68.1	$(3.6)	$64.5
Comprehensive income	$20.9	$(0.2)	$20.7	$65.4	$(3.6)	$61.8

The following table presents the impact of adopting ASC 606 on our Statements of Consolidated Cash Flows for the period presented (in millions of dollars):

	Nine Months Ended September 30, 2018 As Reported	Adjustments	Nine Months Ended September 30, 2018 without Adoption of ASC 606
Net income	$68.1	$(3.6)	$64.5
Changes in operating assets and liabilities:
Contract assets	4.6	(4.6)	—
Inventories	(25.6)	9.4	(16.2)
Accrued liabilities	(1.0)	(1.2)	(2.2)
Net cash provided by operating activities	$112.5	$—	$112.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. Other Income (Expense), Net
Other income (expense), net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$0.1	$—	$0.2	$—
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.4)	(1.2)	(4.5)	(3.4)
Gain on removal of Union VEBA net assets	—	(0.5)	—	0.8
Realized gain on investments	1.6	0.8	4.7	2.2
All other income (expense), net	0.4	0.7	(0.1)	0.9
Other income (expense), net	$0.7	$(0.2)	$0.3	$0.5

11. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Domestic	$7.5	$15.7	$20.5	$35.8
Foreign	0.7	0.4	1.4	1.0
Total	$8.2	$16.1	$21.9	$36.8

The income tax provision for the quarters ended September 30, 2018 and September 30, 2017 was $8.2 million and $16.1 million, respectively, reflecting an effective tax rate of 27.3% and 44.7%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2018 was primarily due to: (i) an increase of $0.6 million (or 1.9% of taxable income) related to non-deductible compensation expense; (ii) an increase of $0.3 million (or 1.0% of taxable income) for an Advance Pricing Agreement settlement with Canada; and (iii) an increase of $0.2 million (or 0.7% of taxable income) for the sequestration of AMT credits, partially offset by a decrease of $0.4 million (or 1.3% of taxable income) to the valuation allowance for certain state net operating losses.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2017 was due to an increase of $2.5 million (or 7.1% of taxable income) for the recognition of a deferred tax liability associated with earnings of our Canadian subsidiary that are no longer considered indefinitely reinvested. We determined our indefinite reinvestment assertion with respect to our Canadian foreign earnings was no longer applicable based primarily on expectations that productivity improvements will obviate the need to make sizable capital investments to increase capacity.
The income tax provision for the nine months ended September 30, 2018 and September 30, 2017 was $21.9 million and $36.8 million, respectively, reflecting an effective tax rate of 24.3% and 37.8% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2018 was due to: (i) a decrease of $2.0 million (or 2.3% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.9 million (or 1.0% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by; (i) an increase of $1.7 million (or 1.9% of taxable income) related to non-deductible compensation expense; (ii) an increase of 0.6 million (or 0.6% of taxable income) for the sequestration of AMT credits; and (iii) an increase of $0.3 million (or 0.3% of taxable income) for an Advance Pricing Agreement settlement with Canada.
The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2017 was due to: (i) a decrease of $1.7 million (or 1.7% of taxable income) for the recognition of excess tax benefits from stock-based compensation; (ii) a decrease of $0.5 million (or 0.6% of taxable income) to the valuation allowance for certain state net operating losses; (iii) a decrease of $0.2 million (or 0.2% of taxable income) related to unrecognized tax

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

benefits, including interest and penalties; and (iv) an increase of $2.5 million (or 2.6% of taxable income) for the recognition of a deferred tax liability associated with earnings of our Canadian subsidiary that are no longer indefinitely reinvested.
Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million at both September 30, 2018 and December 31, 2017, of which, $0.4 million would be recorded through our income tax provision and thus impact the effective tax rate at both September 30, 2018 and December 31, 2017 if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
The Tax Cuts and Jobs Act ("The Tax Act") was enacted on December 22, 2017. The Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act. Our accounting for the Tax Act is incomplete, as noted at year-end. However, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at December 31, 2017 associated with the reduction of the US federal corporate tax rate, the deemed repatriation transition tax and IRC Section 162(m). During the nine months ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017, and have not completed our accounting for all of the tax effects of the Tax Act. We are awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where we file tax returns. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
12. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters and nine months ended September 30, 2018 and September 30, 2017, which in all periods was more dilutive than the two-class method.
The following table sets forth the computation of basic and diluted net income per share for periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$21.7	$19.9	$68.1	$60.6
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,573	16,834	16,654	17,072
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	210	326	228	291
Diluted	16,783	17,160	16,882	17,363

Net income per common share, Basic:	$1.31	$1.18	$4.09	$3.55
Net income per common share, Diluted:	$1.29	$1.16	$4.03	$3.49
____________________

[1]
For both the quarter and nine months ended September 30, 2017, a total of three thousand non-vested common shares, restricted stock units and performance shares were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. There were no anti-dilutive securities during both the quarter and nine months ended September 30, 2018.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Dividends. During the nine months ended September 30, 2018 and September 30, 2017, we paid a total of approximately $28.5 million and $26.4 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and performance shares.
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
Repurchases of our common stock pursuant to the stock repurchase program are recorded as Treasury stock and consisted of the following for each period presented:

	Nine Months Ended
	September 30,
	2018	2017
Number of common shares repurchased	304,440	806,307
Weighted-average repurchase price (dollars per share)	$106.00	$80.60
Total cost of repurchased common shares (in millions of dollars)	$32.3	$64.9
During September 2018, our Board of Directors authorized an additional $100.0 million for repurchases of our common shares. At September 30, 2018, $178.3 million remained available to repurchase our common shares pursuant to the stock repurchase program.
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
13. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2018	2017
	(In millions of dollars)
Interest paid	$10.6	$10.0
Non-cash investing and financing activities:
Unpaid purchases of property and equipment (included in Accounts payable)	$5.8	$3.4
Stock repurchases not yet settled (included in Accounts payable)	$0.4	$—
Acquisition of property and equipment through capital leasing arrangements	$0.3	$0.3

	September 30, 2018	September 30, 2017
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$94.3	$73.9
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	14.5	12.9
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$109.1	$87.1

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

14. Business, Product and Geographical Area Information and Concentration of Risk
Our primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. Prior to 2018, we reported our consolidated financial statements based on one reportable segment, Fabricated Products (comprised primarily of our manufacturing operations), and presented the business unit All Other (comprised primarily of corporate general and administrative expenses) as a reconciling item between Fabricated Products and our consolidated financial statements. During the nine months ended September 30, 2018, we determined that the All Other business unit had decreased in materiality and relevance and was therefore immaterial to our consolidated financial statements. Therefore, we no longer separate All Other from Fabricated Products for all periods presented in this Report and on a prospective basis.
At September 30, 2018, approximately 61% of our employees were covered by collective bargaining agreements and none of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from September 30, 2018.
Net sales by end market applications and by timing of control transfer for each period presented were as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
Aero/HS products	$185.7	$150.2	$540.9	$483.2
Automotive Extrusions	56.1	52.7	183.9	161.6
GE products	133.9	115.9	425.1	361.1
Other products	17.4	14.0	46.6	38.5
Total net sales	$393.1	$332.8	$1,196.5	$1,044.4

Timing of revenue recognition – Note 9:
Products transferred at a point in time	$127.8	n/a	$425.2	n/a
Products transferred over time	265.3	n/a	771.3	n/a
Total net sales	$393.1		$1,196.5

Geographic information for income taxes paid for each period presented was as follows (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income taxes paid:
Domestic	$0.4	$0.3	$1.3	$0.7
Foreign	—	—	2.0	0.1
Total income taxes paid	$0.4	$0.3	$3.3	$0.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Concentrations. For the quarter ended September 30, 2018, one customer represented 26% and another represented 15% of Net sales. For the quarter ended September 30, 2017, one customer represented 27% and another represented 11% of Net sales. For the nine months ended September 30, 2018, one customer represented 26% and another represented 13% of Net sales. For the nine months ended September 30, 2017, one customer represented 28% and another represented 10% of Net sales.
At September 30, 2018, one individual customer accounted for 24% and another individual customer accounted for 15% of Trade receivables, net. One individual customer accounted for 22% and another individual customer accounted for 14% of Trade receivables, net at December 31, 2017.
Information for delivery of our primary aluminum supply from our major suppliers for each period presented was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	83%	86%	82%	86%
Supply from our largest supplier	33%	35%	36%	36%
Supply from our second and third largest suppliers combined	36%	35%	32%	33%

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
The following condensed consolidating financial information as of September 30, 2018 and December 31, 2017, and for the quarters and nine months ended September 30, 2018 and September 30, 2017 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor Subsidiaries on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$90.4	$3.9	$—	$94.3
Short-term investments	—	88.4	—	—	88.4
Receivables:
Trade receivables, net	—	188.7	5.8	—	194.5
Intercompany loans receivable	43.0	0.5	1.8	(45.3)	—
Other	—	20.1	4.3	—	24.4
Contract assets	—	48.2	2.8	—	51.0
Inventories	—	183.9	12.3	—	196.2
Prepaid expenses and other current assets	0.1	23.7	0.4	—	24.2
Total current assets	43.1	643.9	31.3	(45.3)	673.0
Investments in and advances to subsidiaries	1,101.5	93.9	—	(1,195.4)	—
Property, plant and equipment, net	—	561.4	34.0	—	595.4
Long-term intercompany loans receivable	—	—	12.4	(12.4)	—
Deferred tax assets, net	—	37.5	—	4.7	42.2
Intangible assets, net	—	23.9	9.1	—	33.0
Goodwill	—	18.8	24.6	—	43.4
Other assets	—	39.0	—	—	39.0
Total	$1,144.6	$1,418.4	$111.4	$(1,248.4)	$1,426.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3.6	$106.3	$10.5	$—	$120.4
Intercompany loans payable	—	44.9	0.4	(45.3)	—
Accrued salaries, wages and related expenses	—	33.6	1.5	—	35.1
Other accrued liabilities	8.3	33.1	0.4	(4.8)	37.0
Total current liabilities	11.9	217.9	12.8	(50.1)	192.5
Net liabilities of Salaried VEBA	—	31.8	—	—	31.8
Deferred tax liabilities	—	—	4.3	—	4.3
Long-term intercompany loans payable	—	12.4	—	(12.4)	—
Long-term liabilities	—	61.7	3.0	—	64.7
Long-term debt	370.2	—	—	—	370.2
Total liabilities	382.1	323.8	20.1	(62.5)	663.5

Total stockholders' equity	762.5	1,094.6	91.3	(1,185.9)	762.5
Total	$1,144.6	$1,418.4	$111.4	$(1,248.4)	$1,426.0

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$385.9	$33.7	$(26.5)	$393.1
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	317.9	31.5	(26.1)	323.3
Depreciation and amortization	—	10.5	0.5	—	11.0
Selling, general, administrative, research and development	1.0	22.8	0.5	(0.4)	23.9
Total costs and expenses	1.0	351.2	32.5	(26.5)	358.2
Operating (loss) income	(1.0)	34.7	1.2	—	34.9
Other (expense) income:
Interest expense	(5.4)	(0.4)	—	0.1	(5.7)
Other expense, net	—	0.6	0.2	(0.1)	0.7
(Loss) income before income taxes	(6.4)	34.9	1.4	—	29.9
Income tax provision	—	(9.0)	(0.8)	1.6	(8.2)
Earnings in equity of subsidiaries	28.1	0.6	—	(28.7)	—
Net income	$21.7	$26.5	$0.6	$(27.1)	$21.7

Comprehensive income	$20.9	$25.7	$0.6	$(26.3)	$20.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$325.9	$26.3	$(19.4)	$332.8
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	—	250.8	24.0	(18.4)	256.4
Depreciation and amortization	—	9.7	0.5	—	10.2
Selling, general, administrative, research and development[2]	1.0	23.5	0.8	(0.6)	24.7
Total costs and expenses	1.0	284.0	25.3	(19.0)	291.3
Operating (loss) income	(1.0)	41.9	1.0	(0.4)	41.5
Other (expense) income:
Interest expense	(5.0)	(0.4)	—	0.1	(5.3)
Other (expense) income, net	—	(0.4)	0.3	(0.1)	(0.2)
(Loss) income before income taxes	(6.0)	41.1	1.3	(0.4)	36.0
Income tax provision	—	(18.0)	(0.4)	2.3	(16.1)
Earnings in equity of subsidiaries	25.9	0.6	—	(26.5)	—
Net income	$19.9	$23.7	$0.9	$(24.6)	$19.9

Comprehensive income	$21.5	$25.3	$0.9	$(26.2)	$21.5

____________________

[1]
See Note 5 for discussion of our adoption of ASU 2017-12 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Unrealized (gain) loss on derivative instruments and now included within Cost of products sold, excluding depreciation and amortization and other items.

[2]
See Note 1 for discussion of our adoption of ASU 2017-07 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Selling, general, administrative, research and development and now included within Other income (expense).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,168.5	$103.3	$(75.3)	$1,196.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	962.9	93.5	(73.0)	983.4
Depreciation and amortization	—	30.8	1.6	—	32.4
Selling, general, administrative, research and development	3.7	67.8	4.7	(2.3)	73.9
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	3.7	1,061.6	99.8	(75.3)	1,089.8
Operating (loss) income	(3.7)	106.9	3.5	—	106.7
Other (expense) income:
Interest expense	(15.9)	(1.5)	—	0.4	(17.0)
Other income, net	—	0.4	0.3	(0.4)	0.3
(Loss) income before income taxes	(19.6)	105.8	3.8	—	90.0
Income tax provision	—	(25.3)	(1.4)	4.8	(21.9)
Earnings in equity of subsidiaries	87.7	2.4	—	(90.1)	—
Net income	$68.1	$82.9	$2.4	$(85.3)	$68.1

Comprehensive income	$65.4	$80.2	$2.4	$(82.6)	$65.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,019.7	$85.4	$(60.7)	$1,044.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	—	791.8	75.0	(58.1)	808.7
Depreciation and amortization	—	27.7	1.6	—	29.3
Selling, general, administrative, research and development[2]	3.4	67.2	5.7	(1.6)	74.7
Goodwill impairment	—	18.4	—	—	18.4
Total costs and expenses	3.4	905.1	82.3	(59.7)	931.1
Operating (loss) income	(3.4)	114.6	3.1	(1.0)	113.3
Other (expense) income:
Interest expense	(15.3)	(1.2)	—	0.1	(16.4)
Other income, net	—	0.1	0.5	(0.1)	0.5
(Loss) income before income taxes	(18.7)	113.5	3.6	(1.0)	97.4
Income tax provision	—	(43.0)	(0.9)	7.1	(36.8)
Earnings in equity of subsidiaries	79.3	1.8	—	(81.1)	—
Net income	$60.6	$72.3	$2.7	$(75.0)	$60.6

Comprehensive income	$64.6	$76.3	$2.7	$(79.0)	$64.6
____________________

[1]
See Note 5 for discussion of our adoption of ASU 2017-12 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Unrealized (gain) loss on derivative instruments and now included within Cost of products sold, excluding depreciation and amortization and other items.

[2]
See Note 1 for discussion of our adoption of ASU 2017-07 and the related reclassification of amounts previously presented in the Statements of Consolidated Income within Selling, general, administrative, research and development and now included within Other income (expense).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$87.5	$78.5	$46.5	$(100.0)	$112.5
Cash flows from investing activities:
Capital expenditures	—	(51.9)	(1.2)	—	(53.1)
Purchase of available for sale securities	—	(111.9)	—	—	(111.9)
Purchase of equity securities	—	(0.9)	—	—	(0.9)
Proceeds from disposition of available for sale securities	—	208.7	—	—	208.7
Cash payment for acquisition of Imperial Machine & Tool Co., net of cash received	—	—	(43.3)	—	(43.3)
Proceeds from disposal of property, plant and equipment	—	0.6	—	—	0.6
Intercompany loans receivable	(20.2)	(0.4)	(1.1)	21.7	—
Net cash (used in) provided by investing activities	(20.2)	44.2	(45.6)	21.7	0.1
Cash flows from financing activities:
Repayment of capital lease	—	(0.5)	—	—	(0.5)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(31.9)	—	—	—	(31.9)
Cash dividends paid to Parent	—	(100.0)	—	100.0	—
Cash dividends and dividend equivalents paid	(28.5)	—	—	—	(28.5)
Intercompany loans payable	—	21.4	0.3	(21.7)	—
Net cash (used in) provided by financing activities	(67.3)	(79.1)	0.3	78.3	(67.8)
Net increase in cash, cash equivalents and restricted cash during the period	—	43.6	1.2	—	44.8
Cash, cash equivalents and restricted cash at beginning of period	—	61.3	3.0	—	64.3
Cash, cash equivalents and restricted cash at end of period	$—	$104.9	$4.2	$—	$109.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12.8)	$137.4	$6.9	$—	$131.5
Cash flows from investing activities:
Capital expenditures	—	(55.7)	(0.4)	—	(56.1)
Purchase of available for sale securities	—	(196.0)	—	—	(196.0)
Proceeds from disposition of available for sale securities	—	237.2	—	—	237.2
Proceeds from disposal of property, plant, and equipment	—	0.6	—	—	0.6
Intercompany loans receivable	110.4	—	(5.6)	(104.8)	—
Net cash provided by (used in) investing activities	110.4	(13.9)	(6.0)	(104.8)	(14.3)
Cash flows from financing activities:
Repayment of capital lease	—	(0.2)	—	—	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.5)	—	—	—	(4.5)
Repurchase of common stock	(66.7)	—	—	—	(66.7)
Cash dividends and dividend equivalents paid	(26.4)	—	—	—	(26.4)
Intercompany loans payable	—	(104.8)	—	104.8	—
Net cash used in financing activities	(97.6)	(105.0)	—	104.8	(97.8)
Net increase in cash, cash equivalents and restricted cash during the period	—	18.5	0.9	—	19.4
Cash, cash equivalents and restricted cash at beginning of period	—	65.1	2.6	—	67.7
Cash, cash equivalents and restricted cash at end of period	$—	$83.6	$3.5	$—	$87.1

16. Subsequent Events
Dividend Declaration. On October 15, 2018, we announced that our Board of Directors declared a cash dividend of $0.55 per common share. As such, we expect to pay approximately $9.2 million (including dividend equivalents) on or about November 15, 2018 to stockholders of record and the holders of certain restricted stock units at the close of business on October 25, 2018.

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
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended September 30, 2018;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
In the discussion of operating results below, we refer to certain items as "non-run-rate items." For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of operating income excluding non-run-rate items to operating income, see "Results of Operations - Selected Operational and Financial Information" below.

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
Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi-fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as "value added revenue," which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, "Hedged Cost of Alloyed Metal" is the cost of our metal inputs at the Midwest Transaction Price of aluminum ("Midwest Price") plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The Midwest Price reflects supply and demand dynamics for primary aluminum in North America. For a reconciliation of value added revenue to Net sales, see "Results of Operations - Selected Operational and Financial Information" below.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our consolidated Net sales for the nine months ended September 30, 2018 totaled $1,196.5 million on 493.8 million pounds shipped from these 12 focused facilities. Additionally, on September 19, 2018, we acquired Imperial Machine & Tool Co. ("IMT"), which has a multi-material additive manufacturing and machining facility in the United States. See Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for acquisition details. We employed approximately 2,800 people at September 30, 2018.
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
Highlights of the quarter ended September 30, 2018 include:

•	Moderating headwinds from aerospace supply chain destocking;

•	Full realization of price increases implemented during the quarter ended June 30, 2018;

•	Temporary tariff costs incurred from internal cross-border transactions;

•	Completion of the installation of material handling equipment for thin gauge plate at Trentwood;

•	Acquisition of IMT, a leader in multi-material additive manufacturing;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $474.7 million as of September 30, 2018;

•	Cash dividend and dividend equivalents payment of $9.2 million; and

•	Repurchase of 118,740 shares of our common stock for $12.8 million at a weighted average price of $108.07.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $393.1 million and $332.8 million for the quarters ended September 30, 2018 and September 30, 2017, respectively, reflecting: (i) a 9.2 million pound (6%) increase in shipment volume and (ii) a $0.26/lb (12%) increase in average realized sales price per pound. The shipment volume increase primarily reflected a 9.3 million pound (17%) increase in Aero/HS products due to solid underlying demand, moderating aerospace supply chain destocking and the benefit of incremental capacity from recent investments at Trentwood. The increase in average realized sales price per pound reflected a $0.22/lb (23%) increase in average Hedged Cost of Alloyed Metal prices per pound and a $0.04/lb (3%) increase in average value added revenue per pound due to a favorable shift in product mix and the full realization of price increases implemented during the quarter ended June 30, 2018. See the table in "Selected Operational and Financial Information" below for further details.

Net sales totaled $1,196.5 million and $1,044.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in Net Sales reflected a 21.1 million pound (4%) increase in shipment volume and a $0.21/lb (10%) increase in average realized sales price per pound caused by a $0.21/lb (22%) increase in average Hedged Cost of Alloyed Metal prices per pound. The shipment volume increase reflected: (i) a 7.5 million pound (4%) increase in Aero/HS products as supply chain destocking continued to moderate; (ii) a 6.1 million pound (3%) increase in GE products reflecting the continued solid underlying demand for our GE applications; (iii) a 3.7 million pound (5%) increase in Automotive Extrusions primarily driven by higher crash management system shipments; and (iv) a 3.8 million pound (18%) increase in Other Products. See the table in "Selected Operational and Financial Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items ("Cost of Products Sold") for the quarter ended September 30, 2018 totaled $323.3 million, or 82% of Net sales, compared to $256.4 million, or 77% of Net sales, for the quarter ended September 30, 2017. The increase of $66.9 million reflected: (i) a $41.6 million increase in Hedged Cost of Alloyed Metal; (ii) an unfavorable impact of $13.7 million related to our adoption of ASU 2017-12; and (iii) an $11.6 million increase in net manufacturing conversion and other costs. Of the $41.6 million increase in Hedged Cost of Alloyed Metal, $32.6 million was due to higher hedged metal prices and $9.0 million was due to higher shipment volume, as discussed in "Net Sales" above. The $13.7 million unfavorable impact reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive loss, net of tax. Of the $11.6 million increase in net manufacturing conversion and other costs, $8.7 million was due to higher shipment volume, as discussed in "Net Sales" above, and $2.9 million was due to higher tariff, major maintenance and other costs. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the quarters ended September 30, 2018 and September 30, 2017.
Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2018 totaled $983.4 million, or 82% of Net sales, compared to $808.7 million, or 77% of Net sales, for the nine months ended September 30, 2017. The increase of $174.7 million was comprised of: (i) a $126.8 million increase in Hedged Cost of Alloyed Metal; (ii) an unfavorable impact of $28.7 million related to our adoption of ASU 2017-12, as discussed above; and (iii) a $19.2 million increase in net manufacturing conversion and other costs. Of the $126.8 million increase in Hedged Cost of Alloyed Metal, $106.7 million was due to higher hedged metal prices and $20.1 million was due to higher shipment volume, as discussed in "Net Sales" above. The $28.7 million unfavorable impact reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive loss, net of tax. Of the $19.2 million increase in net manufacturing conversion and other costs, $13.4 million was due to higher shipment volume, as discussed in "Net Sales" above, and $5.8 million was due to higher tariff, major maintenance and other costs. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the nine months ended September 30, 2018 and September 30, 2017.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $23.9 million and $24.7 million for the quarters ended September 30, 2018 and September 30, 2017, respectively, and $73.9 million and $74.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease for the quarter and nine months ended September 30, 2018 compared with September 30, 2017 was due primarily to a decrease in incentive compensation expense based on performance factors and modifiers.
Goodwill Impairment. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.7 million and $5.3 million for the quarters ended September 30, 2018 and September 30, 2017, respectively, net of $0.4 million and $0.7 million of interest expense capitalized as part of construction in progress, respectively.
Interest expense was $17.0 million and $16.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, net of $1.3 million and $1.9 million of interest expense capitalized as part of construction in progress, respectively.
Other (Expense) Income, Net. See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for details.

Income Tax Provision. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our income tax provision.
Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1. "Financial Statements" of this Report. Interim results are not necessarily indicative of those for a full year.
The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income	$34.9	$41.5	$106.7	$113.3
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	2.2	(2.0)	4.6	(3.9)
Mark-to-market (loss) gain on derivative instruments[2]	(2.9)	10.8	(14.7)	14.0
Workers' compensation benefit (cost) due to discounting	0.2	0.1	0.6	(0.1)
Goodwill impairment	—	—	—	(18.4)
Non-cash asset impairment charge	—	—	(0.1)	—
Environmental expenses[3]	(1.0)	(0.2)	(1.5)	(0.2)
Total non-run-rate items	(1.5)	8.7	(11.1)	(8.6)
Operating income excluding non-run-rate items	$36.4	$32.8	$117.8	$121.9
____________________

[1]
We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]
For the quarter and nine months ended September 30, 2018, this line item represented the reversal of unrealized gain that was recognized before January 1, 2018 on cash flow hedges that settled during the period and were non-designated hedges prior to our adoption of ASU 2017-12 on January 1, 2018.

[3]
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

As noted above, operating income excluding non-run-rate items for the quarter ended September 30, 2018 was $3.6 million higher than operating income excluding such items for the quarter ended September 30, 2017 due to a $10.4 million favorable sales impact driven by higher shipments and improved pricing, partially offset by: (i) $6.0 million of higher tariff, major maintenance and other costs and (ii) $0.8 million of increased depreciation and amortization expense.
Operating income excluding non-run-rate items for the nine months ended September 30, 2018 was $4.1 million lower than operating income excluding such items for the nine months ended September 30, 2017 due to a $4.6 million favorable sales impact driven by higher shipments that was more than offset by: (i) $5.6 million of higher tariff, major maintenance, and other costs and (ii) $3.1 million of increased depreciation and amortization expense.

The table below provides our shipment and value added revenue information (in millions of dollars, except shipments and value added revenue per pound) by end market applications for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Aero/HS Products:
Shipments (mmlbs)	62.7		53.4		180.3		172.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$185.7	$2.96	$150.2	$2.81	$540.9	$3.00	$483.2	$2.80
Less: Hedged Cost of Alloyed Metal	(73.2)	(1.17)	(51.8)	(0.97)	(207.9)	(1.15)	(162.7)	(0.95)
Value added revenue	$112.5	$1.79	$98.4	$1.84	$333.0	$1.85	$320.5	$1.85

Automotive Extrusions:
Shipments (mmlbs)	24.1		24.5		79.6		75.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$56.1	$2.33	$52.7	$2.15	$183.9	$2.31	$161.6	$2.13
Less: Hedged Cost of Alloyed Metal	(28.6)	(1.19)	(23.8)	(0.97)	(94.6)	(1.19)	(72.9)	(0.96)
Value added revenue	$27.5	$1.14	$28.9	$1.18	$89.3	$1.12	$88.7	$1.17

GE Products:
Shipments (mmlbs)	62.7		64.1		209.2		203.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$133.9	$2.14	$115.9	$1.81	$425.1	$2.03	$361.1	$1.78
Less: Hedged Cost of Alloyed Metal	(75.5)	(1.21)	(63.3)	(0.99)	(247.2)	(1.18)	(195.9)	(0.97)
Value added revenue	$58.4	$0.93	$52.6	$0.82	$177.9	$0.85	$165.2	$0.81

Other Products:
Shipments (mmlbs)	9.3		7.6		24.7		20.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$17.4	$1.87	$14.0	$1.84	$46.6	$1.89	$38.5	$1.84
Less: Hedged Cost of Alloyed Metal	(10.8)	(1.16)	(7.4)	(0.97)	(29.0)	(1.18)	(20.3)	(0.97)
Value added revenue	$6.6	$0.71	$6.6	$0.87	$17.6	$0.71	$18.2	$0.87

Total:
Shipments (mmlbs)	158.8		149.6		493.8		472.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$393.1	$2.48	$332.8	$2.22	$1,196.5	$2.42	$1,044.4	$2.21
Less: Hedged Cost of Alloyed Metal	(188.1)	(1.19)	(146.3)	(0.97)	(578.7)	(1.17)	(451.8)	(0.96)
Value added revenue	$205.0	$1.29	$186.5	$1.25	$617.8	$1.25	$592.6	$1.25

Outlook
For the full year 2018, we continue to anticipate mid-single-digit growth in shipments and value added revenue. We expect continued underlying demand strength in the fourth quarter of 2018 with moderating destocking in the aerospace supply chain and normal seasonality in industrial demand. Planned major maintenance expense in the fourth quarter of 2018 is expected to be similar to the third quarter of 2018; however, the one week of planned downtime for maintenance on the hot line and large stretcher at Trentwood that was previously planned for the fourth quarter of 2018 has been re-scheduled for mid-2019.
As we begin to look to 2019, we expect demand across our end markets to be strong. Although sales margins have improved, they remain at historical lows. We will continue to monitor market conditions to determine timing for further price increases to restore our sales margins to a level more reflective of the strong overall demand climate.
Longer-term, we remain well-positioned in our served markets to capitalize on the secular demand growth for our aerospace and automotive applications and are encouraged by the growing demand for our general engineering products. In addition, we expect to continue to achieve steady improvement in manufacturing cost efficiency to further drive value for all of our stakeholders.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	September 30, 2018	December 31, 2017
Available cash and cash equivalents	$94.3	$51.1
Short-term investments	88.4	183.7
Net borrowing availability under Revolving Credit Facility after letters of credit	292.0	291.9
Total liquidity	$474.7	$526.7
We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents consist primarily of investment-grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less. Short-term investments represent holdings in investment-grade commercial paper with a maturity at the time of purchase of greater than 90 days.
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $14.8 million at September 30, 2018 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 13 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of September 30, 2018, or as of December 31, 2017.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Nine Months Ended September 30,
	2018	2017
Total cash provided by (used in):
Operating activities	$112.5	$131.5
Investing activities	$0.1	$(14.3)
Financing activities	$(67.8)	$(97.8)
Cash provided by operating activities for the nine months ended September 30, 2018 included: (i) an increase in accounts payable of $31.1 million driven predominantly by the timing of metal purchases and increase in metal price; (ii) a $15.6 million change in other non-cash changes in assets and liabilities due primarily to a $14.7 million unfavorable impact which reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Interim Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive loss, net of tax; (iii) an increase in trade and other receivables of $35.7 million reflecting timing and mix of sales with extended terms and an increase in metal price; and (iv) an increase in inventory of $25.6 million due primarily to higher inventory pounds to satisfy increased demand.
Cash provided by operating activities for the nine months ended September 30, 2017 reflected: (i) an increase in accounts payable of $21.6 million driven predominantly by the timing of metal purchases and increase in metal price and (ii) an increase in inventory of $10.6 million due primarily to higher inventory pounds to satisfy increased demand.
See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and September 30, 2017.
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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	October 22, 2018	September 30, 2018
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$300.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.0)	(8.0)
Net remaining borrowing availability	$292.0	$292.0
Borrowing rate (if applicable)[1]	5.50%	5.50%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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
See Note 3 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our acquisition of IMT on September 19, 2018 for $43.3 million, net of cash received.
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
Total capital expenditures were $53.1 million and $56.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. A significant portion of our capital spending related to the Trentwood modernization project. Additionally, in both of the nine months ended September 30, 2018 and September 30, 2017, we invested to support our automotive growth initiative, including upgrades to existing extrusion presses at several of our automotive-focused facilities. The remainder of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
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

Dividends
See Note 12 and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the nine months ended September 30, 2018 and September 30, 2017, and declared subsequent to September 30, 2018.
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
Repurchases of Common Stock
See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the nine months ended September 30, 2018 and September 30, 2017 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program. In September 2018, our Board of Directors authorized an additional $100.0 million for share repurchases under our share repurchase program.
Participants of the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine months ended September 30, 2018 and September 30, 2017, 68,166 and 56,195 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2018, we granted additional stock-based awards to certain members of management and our non-employee directors under our equity incentive plans. Additional awards are expected to be made in future years.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas and electricity, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 5 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
During the nine months ended September 30, 2018 and September 30, 2017, settlements of derivative contracts covering 154.8 million pounds and 136.7 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At September 30, 2018, we had derivative contracts with respect to approximately 41.9 million pounds, 75.7 million pounds, 17.6 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2018, 2019, 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of September 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $13.6 million and $16.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of September 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.1 million and $1.6 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of September 30, 2018, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of September 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.2 million, respectively. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of September 30, 2018 and December 31, 2017, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.1 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of September 30, 2018. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.1 million and $3.6 million on September 30, 2018 and December 31, 2017, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of September 30, 2018 and December 31, 2017 would have resulted in an unrealized mark-to-market loss of $1.1 million and $0.7 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2018:

	Amended and Restated 2016 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2018 - July 31, 2018	—	$—	40,887	$107.67	$86.7
August 1, 2018 - August 31, 2018	—	—	39,000	108.98	$82.5
September 1, 2018 - September 30, 2018	42	106.13	38,853	107.59	$178.3
Total	42	$106.13	118,740	$108.07	N/A
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

[2]
In April 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. The September 2018 authorization was in addition to the share repurchase amount authorized in April 2017. Neither authorization has an expiration date.

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

Date: October 25, 2018