Form 10-Q
period 2019-03-31
KAISER ALUMINUM CORP
filed 2019-04-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2019, there were 16,123,168 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$115.3	$125.6
Short-term investments	22.3	36.7
Receivables:
Trade receivables, net	195.8	179.8
Other	22.4	25.6
Contract assets	58.4	54.9
Inventories	233.9	215.1
Prepaid expenses and other current assets	23.0	18.9
Total current assets	671.1	656.6
Property, plant and equipment, net	610.9	611.8
Operating lease assets	27.4	—
Deferred tax assets, net	22.4	35.9
Intangible assets, net	31.7	32.4
Goodwill	44.0	44.0
Other assets	40.3	38.6
Total	$1,447.8	$1,419.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.4	$121.4
Accrued salaries, wages and related expenses	28.2	40.1
Other accrued liabilities	51.6	44.0
Total current liabilities	204.2	205.5
Long-term portion of operating lease liabilities	26.6	—
Net liabilities of Salaried VEBA	32.5	32.4
Deferred tax liabilities	4.2	4.2
Long-term liabilities	61.8	66.4
Long-term debt	370.6	370.4
Total liabilities	699.9	678.9
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2019 and December 31, 2018; no shares were issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2019 and at December 31, 2018; 22,547,626 shares issued and 16,134,547 shares outstanding at March 31, 2019; 22,471,705 shares issued and 16,234,603 shares outstanding at December 31, 2018	0.2	0.2
Additional paid in capital	1,056.7	1,059.3
Retained earnings	168.0	150.2
Treasury stock, at cost, 6,413,079 shares at March 31, 2019 and 6,237,102 shares at December 31, 2018, respectively	(437.9)	(420.5)
Accumulated other comprehensive loss	(39.1)	(48.8)
Total stockholders' equity	747.9	740.4
Total	$1,447.8	$1,419.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2019	2018
	(In millions of dollars, except share and per share amounts)
Net sales	$395.2	$388.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	315.1	316.7
Depreciation and amortization	11.9	10.5
Selling, general, administrative, research and development	25.2	23.6
Other operating charges, net	—	0.1
Total costs and expenses	352.2	350.9
Operating income	43.0	37.1
Other income (expense):
Interest expense	(5.7)	(5.6)
Other income, net – Note 9	0.5	0.1
Income before income taxes	37.8	31.6
Income tax provision	(9.8)	(5.9)
Net income	$28.0	$25.7

Net income per common share:
Basic	$1.74	$1.54
Diluted	$1.71	$1.51
Weighted-average number of common shares outstanding (in thousands):
Basic	16,108	16,707
Diluted	16,372	17,031

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2019	2018
	(In millions of dollars)
Net income	$28.0	$25.7
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	1.1	1.2
Available for sale securities	(0.2)	(0.2)
Cash flow hedges	8.8	(9.3)
Other comprehensive income (loss), net of tax	9.7	(8.3)
Comprehensive income	$37.7	$17.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

Quarter Ended March 31, 2019

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	28.0	—	—	28.0
Other comprehensive income, net of tax	—	—	—	—	—	9.7	9.7
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	122,309	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(46,388)	—	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(175,977)	—	—	—	(17.4)	—	(17.4)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[1]	—	—	—	(10.2)	—	—	(10.2)
Amortization of unearned equity compensation	—	—	2.4	—	—	—	2.4
BALANCE, March 31, 2019	16,134,547	$0.2	$1,056.7	$168.0	$(437.9)	$(39.1)	$747.9

____________________

[1]	Dividends declared per common share were $0.60 during the quarter ended March 31, 2019.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2018

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment	—	—	—	10.5	—	(0.4)	10.1
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.0	$(358.6)	$(37.1)	$756.4
Net income	—	—	—	25.7	—	—	25.7
Other comprehensive loss, net of tax	—	—	—	—	—	(8.3)	(8.3)
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	135,134	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,029)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(58,155)	—	—	—	(6.1)	—	(6.1)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[1]	—	—	—	(10.0)	—	—	(10.0)
Amortization of unearned equity compensation	—	—	2.8	—	—	—	2.8
BALANCE, March 31, 2018	16,782,536	$0.2	$1,051.8	$111.7	$(364.7)	$(45.4)	$753.6
____________________

[1]	Dividends declared per common share were $0.55 during the quarter ended March 31, 2018.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended
	March 31,
	2019	2018
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$28.0	$25.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	11.2	10.1
Amortization of definite-lived intangible assets	0.7	0.4
Amortization of debt discount and debt issuance costs	0.3	0.3
Deferred income taxes	10.4	7.9
Non-cash equity compensation	2.4	2.8
Gain on disposition of available for sale securities	(0.3)	(1.1)
Non-cash asset impairment charge	—	0.1
Other non-cash changes in assets and liabilities	3.6	8.1
Changes in operating assets and liabilities:
Trade and other receivables	(12.8)	(23.0)
Contract assets	(3.5)	(1.9)
Inventories	(18.8)	(9.6)
Prepaid expenses and other current assets	(3.4)	(2.2)
Accounts payable	7.4	32.0
Accrued liabilities	(0.4)	(7.3)
Annual variable cash contributions to VEBAs	(2.1)	(15.7)
Long-term assets and liabilities, net	0.1	(0.5)
Net cash provided by operating activities	22.8	26.1
Cash flows from investing activities[1]:
Capital expenditures	(13.6)	(19.7)
Purchase of available for sale securities	(18.1)	—
Proceeds from disposition of available for sale securities	32.7	100.3
Net cash provided by investing activities	1.0	80.6
Cash flows from financing activities[1]:
Repayment of finance lease	(0.3)	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(5.0)	(6.9)
Repurchase of common stock	(18.5)	(5.7)
Cash dividends and dividend equivalents paid	(10.2)	(10.0)
Net cash used in financing activities	(34.0)	(22.8)
Net increase in cash, cash equivalents and restricted cash during the period	(10.2)	83.9
Cash, cash equivalents and restricted cash at beginning of period	139.6	64.3
Cash, cash equivalents and restricted cash at end of period	$129.4	$148.2

____________________

[1]	See Note 12 for supplemental cash flow information.
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTES INDEX

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: aerospace and high strength ("Aero/HS products"), automotive ("Automotive Extrusions"), general engineering ("GE products") and other industrial ("Other products"). Our business is organized into one operating segment. See Note 13 for additional information regarding our business, product and geographical area information and concentration of risk.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2019 fiscal year. The financial information as of December 31, 2018 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Financial assets and liabilities that we measure at fair value each period include our derivative instruments, equity investments related to our deferred compensation plan and debt investment securities classified as available for sale securities (see Note 4). Additionally, we measure at fair value once each year at December 31 our Canadian defined benefit pension plan and the plan assets of the Salaried VEBA (defined in Note 4). We record our remaining financial assets and liabilities at carrying value.
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
None of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter ended March 31, 2019.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At March 31, 2019 and December 31, 2018, the current cost of our inventory exceeded its stated LIFO value by $17.2 million and $31.7 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.5 million during each of the quarters ended March 31, 2019 and March 31, 2018, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Finance lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term.
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
Our aluminum and energy derivatives qualify for hedge (deferral) accounting and, as such, we designate such hedges as cash flow hedges. Forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations are also designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax, and reclassified to Cost of products sold, excluding depreciation and amortization and other items ("COGS") when such hedges settle (see Note 5).
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $28.1 million and $27.6 million as of March 31, 2019 and December 31, 2018, respectively. However, we accounted for our workers' compensation accrued liabilities on a discounted basis (see Note 2), using a discount rate of 2.50% and 3.00% at March 31, 2019 and December 31, 2018, respectively. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.4 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2019, we had a liability of $3.9 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2019 STI Plan.
Long-Term Incentive Programs. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan approved by stockholders on May 26, 2016 ("2016 Plan"). At March 31, 2019, 503,379 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
Adoption of New Accounting Pronouncements
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016 (with amendments issued in 2018) and requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to operating leases under the previous guidance) while finance leases will result in a front-loaded expense pattern (similar to capital leases under the previous guidance). We adopted ASU 2016-02 and its subsequent amendments (together "ASC 842") during the quarter ended March 31, 2019 using the transition approach provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allowed us to apply the new lease standard as of January 1, 2019, rather than the beginning of the earliest period presented. We elected the package of practical expedients, which permitted us to: (i) not reassess whether any of our contracts contained leases; (ii) carry forward the historical lease classification of our existing leases; and (iii) not reassess initial direct costs for our existing leases. We did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. Due to our adoption of ASC 842, we recorded an operating lease right-of-use asset of $29.0 million, a current operating lease liability of $4.1 million and a long-term operating lease liability of $27.4 million on our Consolidated Balance Sheets as of January 1, 2019. There was no cumulative-effect adjustment to Retained earnings required. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Comparative information in this Report has not been adjusted and continues to be reported under the previous lease accounting rules. See Note 3 for details of the significant changes and quantitative impacts of the changes, as well as other required disclosures related to our adoption of ASC 842.
There were no material impacts on our consolidated financial statements resulting from our adoption in the quarter ended March 31, 2019 of: (i) ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting and (ii) ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.
Accounting Pronouncements Issued But Not Yet Adopted
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. Supplemental Balance Sheet Information

	March 31, 2019	December 31, 2018
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$29.3	$22.9
Commercial paper	86.0	102.7
Total	$115.3	$125.6

Trade Receivables, Net
Billed trade receivables	$196.6	$179.5
Unbilled trade receivables	—	1.1
Trade receivables, gross	196.6	180.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$195.8	$179.8

Inventories
Finished products	$47.1	$48.0
Work-in-process	104.9	85.6
Raw materials	74.8	75.0
Operating supplies	7.1	6.5
Total	$233.9	$215.1

Property, Plant and Equipment, Net
Land and improvements	$21.4	$21.4
Buildings and leasehold improvements	97.8	97.0
Machinery and equipment	766.9	755.6
Construction in progress	41.8	43.6
Property, plant and equipment, gross	927.9	917.6
Accumulated depreciation	(318.6)	(307.4)
Assets held for sale	1.6	1.6
Property, plant and equipment, net	$610.9	$611.8

Other Accrued Liabilities
Uncleared cash disbursements	$6.6	$4.8
Accrued income taxes and taxes payable	9.9	6.5
Accrued annual contribution to Salaried VEBA	—	2.1
Accrued interest	8.4	2.9
Other – Note 5	26.7	27.7
Total	$51.6	$44.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2019	December 31, 2018
	(In millions of dollars)
Long-Term Liabilities
Workers' compensation accruals	$25.5	$24.6
Long-term environmental accrual – Note 7	13.1	14.3
Other long-term liabilities	23.2	27.5
Total	$61.8	$66.4

3. Leases
We determine if an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of one year to 15 years, some of which may include options to extend the lease for up to 20 years, and some of which may include options to terminate the lease within one year. None of our options to extend or terminate are reasonably certain of being exercised, and are therefore not included in our determination of lease assets and liabilities. Short-term leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets.
As most of our leases do not provide an implicit rate, we use information available at the lease commencement date in determining an incremental borrowing rate when calculating our operating lease assets and operating lease liabilities. In determining the inputs to the incremental borrowing rate calculation, we make judgments about the value of the leased asset, our credit rating and the lease term including the probability of our exercising options to extend or terminate the underlying lease. Additionally, we make judgments around contractual asset substitution rights in determining whether a contract contains a lease.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have applied the practical expedient within ASU 2016-02 to not separate lease and non-lease components to only our embedded supply system equipment leases and have therefore accounted for both lease and non-lease components in determining the lease assets and liabilities.
Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.
The following table presents lease terms and discount rates as of March 31, 2019:

	Finance Leases	Operating Leases
Weighted-average lease term (in years):	6.1	10.9
Weighted-average discount rate:	4.7%	5.8%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes the classification of lease assets and lease liabilities in our Consolidated Balance Sheet at March 31, 2019 (in millions of dollars):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$27.4
Finance lease assets	Property, plant and equipment, net	6.7
Total lease assets		$34.1

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$3.5
Finance lease liabilities	Other accrued liabilities	1.3
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	26.6
Finance lease liabilities	Long-term liabilities	5.4
Total lease liabilities		$36.8

The following table summarizes the components of lease cost in our Statements of Consolidated Income during the quarter ended March 31, 2019 (in millions of dollars):

Lease Cost	Quarter Ended March 31, 2019
Operating lease cost	$2.0
Short-term lease cost	0.3
Finance lease cost:
Amortization of leased assets	0.4
Interest on lease liabilities	0.1
Total lease cost	$2.8

The following table presents the maturity of our lease liabilities as of March 31, 2019 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2019	$1.2	$3.7
2020	1.4	4.7
2021	1.2	4.1
2022	1.1	3.6
2023	1.0	3.4
2024	0.6	3.3
2025 and thereafter	1.2	18.7
Total minimum lease payments	$7.7	$41.5

Less: interest	(1.0)	(11.4)
Present value	$6.7	$30.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents minimum rental commitments at December 31, 2018 (in millions of dollars):

Year Ended December 31,	Finance Leases	Operating Leases
2019	$1.7	$6.1
2020	1.4	3.7
2021	1.2	2.8
2022	1.1	2.4
2023	1.0	2.2
2024 and thereafter	1.8	20.8
Total minimum lease payments	$8.2	$38.0

Less: interest	(1.2)
Present value[1]	$7.0
_________________________

1.
Of the $7.0 million in finance lease obligations as of December 31, 2018, $1.4 million was included in Other accrued liabilities and $5.6 million was included in Long-term liabilities. Assets recorded under finance leases and the accumulated amortization thereon were $8.3 million and $1.3 million, respectively, as of December 31, 2018.

4. Employee Benefits

Pension and Similar Benefit Plans. We provide contributions to: (i) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (ii) a non-qualified, unfunded, unsecured plan of deferred compensation (see "Deferred Compensation Plan" below); (iii) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, the International Association of Machinists and certain other unions at certain of our production facilities; and (iv) a defined benefit pension plan for salaried employees at our London, Ontario (Canada) facility.
Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other income, net. During the quarter ended March 31, 2019, we recognized a $0.5 million gain on equity securities still held at March 31, 2019 related to our deferred compensation plan. For the quarter ended March 31, 2018, the corresponding amount was immaterial. Assets of our deferred compensation plan are classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2019 and December 31, 2018 was $11.0 million and $9.8 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.
Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make annual variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We paid $2.1 million with respect to 2018 during the quarter ended March 31, 2019. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
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
The following tables present the total expense related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Defined contribution plans[1]	$3.9	$4.3
Deferred compensation plan[1]	0.7	0.1
Multiemployer pension plans[1]	1.2	1.2
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.7	1.5
Total	$7.5	$7.1
____________________

[1]	Substantially all of the expense related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]
The current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA is included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income, net in our Statements of Consolidated Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of prior service costs associated with plan amendments, net gains or losses on assets and actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarters ended March 31, 2019 and March 31, 2018.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Salaried VEBA[1]:
Interest cost	$0.8	$0.7
Expected return on plan assets	(0.6)	(0.7)
Amortization of prior service cost[2]	1.4	1.3
Amortization of net actuarial loss	0.1	0.2
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.7	$1.5
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5. Derivatives, Hedging Programs and Other Financial Instruments
Overview
In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations and (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $6.0 million and $12.6 million at March 31, 2019 and December 31, 2018, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had $0.2 million cash collateral posted from our customers as of December 31, 2018. Cash collateral posted from our customers as of March 31, 2019 was immaterial. For more information about concentration risks concerning customers and suppliers, see Note 13.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at March 31, 2019:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/19 through 12/21	117.1
Fixed price sales contracts	4/19 through 11/19	0.5
Midwest premium swap contracts[1]	4/19 through 12/21	89.4

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/19 through 12/20	10.5

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	4/19 through 12/24	8,530,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/21	307,080
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 69% of the expected natural gas purchases for the remainder of 2019, 66% of the expected natural gas purchases for both 2020 and 2021, 37% of the expected natural gas purchases for both 2022 and 2023 and 31% of the expected natural gas purchases for 2024.

[3]
As of March 31, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 54% of our expected electricity purchases for both the remainder of 2019 and 2020 and 27% of our expected electricity purchases for 2021.

Loss (Gain)
See Note 8 for the total amount of loss (gain) on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive income ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI when the associated hedged commodity purchases impact earnings.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The amount of loss (gain) included on our Statements of Consolidated Income (all within COGS) associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2019	2018
Total amounts of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded	$315.1	$316.7

Loss (gain) recognized in income related to cash flow hedges:
Aluminum	$4.2	$0.3
Alloying metals	0.1	(0.4)
Natural gas	(0.1)	—
Total loss (gain) recognized in income	$4.2	$(0.1)

Fair Values of Derivative Contracts
The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	March 31, 2019			December 31, 2018
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.6	$(7.9)	$(7.3)	$0.1	$(13.2)	$(13.1)
Fixed price sales contracts	—	—	—	0.1	—	0.1
Midwest premium swap contracts	2.8	(0.2)	2.6	3.2	(0.5)	2.7
Alloying Metals – Fixed price purchase contracts	0.9	(0.3)	0.6	—	(1.7)	(1.7)
Natural gas – Fixed price purchase contracts	0.4	(0.8)	(0.4)	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	2.0	—	2.0	0.7	—	0.7

Total	$6.7	$(9.2)	$(2.5)	$4.3	$(15.9)	$(11.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the balance sheet location of derivative assets and liabilities as of the periods presented (in millions of dollars):

	March 31, 2019	December 31, 2018
Assets:
Prepaid expenses and other current assets	$4.1	$3.4
Other assets	2.6	0.9
Total assets	$6.7	$4.3

Liabilities:
Other accrued liabilities	$(8.1)	$(13.2)
Long-term liabilities	(1.1)	(2.7)
Total liabilities	$(9.2)	$(15.9)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities and are presented as cash equivalents and short-term investments on our Consolidated Balance Sheets. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that use observable market data. At March 31, 2019, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At March 31, 2019 and December 31, 2018, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of March 31, 2019 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29.3	$86.0	$—	$115.3
Short-term investments	—	22.3	—	22.3
Total	$29.3	$108.3	$—	$137.6
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6. Debt and Credit Facility
Senior Notes
In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of March 31, 2019 was $4.4 million. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $5.7 million for each of the quarters ended March 31, 2019 and March 31, 2018. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding Senior Notes, which are Level 1 liabilities, was approximately $387.1 million and $369.9 million at March 31, 2019 and December 31, 2018, respectively.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $300.0 million of borrowing availability under the Revolving Credit Facility at March 31, 2019, based on the borrowing base determination then in effect. At March 31, 2019, there were no borrowings under the Revolving Credit Facility and $8.0 million was being used to support outstanding letters of credit, leaving $292.0 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.75% at March 31, 2019.
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
 During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. In the fourth quarter of 2018, we submitted our remedial investigation study to the OEPA, which is subject to their review and approval. Following OEPA approval of the remedial investigational study, we will then prepare the final feasibility study and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 9 months.
At March 31, 2019, our environmental accrual of $17.1 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

8. Accumulated Other Comprehensive Loss
The following table presents the changes in the accumulated balances for each component of AOCI for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(35.6)	$(38.5)
Amortization of net actuarial loss[1]	0.1	0.2
Amortization of prior service cost[1]	1.4	1.3
Less: income tax expense[2]	(0.4)	(0.3)
Net amortization reclassified from AOCI to Net income	1.1	1.2
Other comprehensive income, net of tax	1.1	1.2
Ending balance	$(34.5)	$(37.3)

Available for Sale Securities:
Beginning balance	$0.3	$0.9
Unrealized gain on available for sale securities	1.0	1.0
Less: income tax expense	(0.3)	(0.2)
Net unrealized gain on available for sale securities	0.7	0.8
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.2)	(1.5)
Less: income tax benefit[2]	0.3	0.5
Net gain reclassified from AOCI to Net income	(0.9)	(1.0)
Other comprehensive loss, net of tax	(0.2)	(0.2)
Ending balance	$0.1	$0.7

Cash Flow Hedges:
Beginning balance	$(13.4)	$0.5
Unrealized gain (loss) on cash flow hedges	7.4	(12.2)
Less: income tax (expense) benefit	(1.8)	3.0
Net unrealized gain (loss) on cash flow hedges	5.6	(9.2)
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges[4]	4.2	(0.1)
Less: income tax expense[2]	(1.0)	—
Net loss (gain) reclassified from AOCI to Net income	3.2	(0.1)
Other comprehensive income (loss), net of tax	8.8	(9.3)
Ending balance	$(4.6)	$(8.8)

Foreign Currency Translation:
Beginning balance	$(0.1)	$—
Other comprehensive income, net of tax	—	—
Ending balance	$(0.1)	$—

Total AOCI ending balance	$(39.1)	$(45.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

____________________

[1]	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other income, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

[3]
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other income, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of COGS. As of March 31, 2019, we estimate a net mark-to-market loss before tax of $7.4 million in AOCI will be reclassified into Net income within the next 12 months.

9. Other Income, Net
Other income, net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Interest income	$0.2	$0.1
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.6)	(1.5)
Realized gain on investments	1.2	1.6
All other income (expense), net	0.7	(0.1)
Other income, net	$0.5	$0.1

10. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Domestic	$9.5	$5.6
Foreign	0.3	0.3
Total	$9.8	$5.9

The income tax provision for the quarters ended March 31, 2019 and March 31, 2018 was $9.8 million and $5.9 million, respectively, reflecting an effective tax rate of 26% and 19%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2019 was primarily due to: (i) an increase of $0.4 million (1% of taxable income) related to non-deductible compensation expense and (ii) an increase of $0.7 million (2% of taxable income) related to the valuation allowance for certain state net operating losses, partially offset by a decrease of $0.5 million (1% of taxable income) for the recognition of excess tax benefits from stock-based compensation.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2018 was primarily due to: (i) a decrease of $1.8 million (6% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.8 million (3% of taxable income) related to the valuation allowance for certain state net operating losses, partially offset by an increase of $0.6 million (2% of taxable income) related to non-deductible compensation expense.
Our gross unrecognized benefits relating to uncertain tax positions were $1.5 million at both March 31, 2019 and December 31, 2018. If and when the gross unrecognized tax benefits are recognized, $0.4 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters ended March 31, 2019 and March 31, 2018, which in both periods was more dilutive than the two-class method.
The following table sets forth the computation of basic and diluted net income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended
	March 31,
	2019	2018
Numerator:
Net income	$28.0	$25.7
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,108	16,707
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	264	324
Diluted	16,372	17,031

Net income per common share, Basic:	$1.74	$1.54
Net income per common share, Diluted:	$1.71	$1.51
____________________

[1]
During the quarter ended March 31, 2019 a total of four thousand securities were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. There were no anti-dilutive securities during the quarter ended March 31, 2018.

Dividends. During the quarters ended March 31, 2019 and March 31, 2018, we paid a total of approximately $10.2 million and $10.0 million, respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of certain restricted stock units and performance shares.
Treasury Stock. Repurchases of our common stock pursuant to the stock repurchase program is recorded as Treasury stock and consisted of the following for each period presented:

	Quarter Ended
	March 31,
	2019	2018
Number of common shares repurchased	175,977	58,155
Weighted-average repurchase price (dollars per share)	$98.55	$104.50
Total cost of repurchased common shares (in millions of dollars)	$17.4	$6.1
At March 31, 2019, $131.3 million remained available to repurchase our common shares pursuant to the stock repurchase program.
Preferred Stock. In connection with a tax asset protection rights plan, our Board of Directors declared a dividend, payable April 22, 2016, of one right for each outstanding share of our common stock. In general, if the rights become exercisable, each right would allow its holder to purchase one one-hundredth of a share of our Series A Preferred Stock. The tax asset protection rights plan, including the rights to exercise, expired on April 7, 2019.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2019	2018
	(In millions of dollars)
Interest paid	$0.3	$0.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$4.7	$5.2
Stock repurchases not yet settled	$0.2	$0.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$0.5	n/a
Cash paid for amounts included in the measurement of operating lease liabilities	$0.9	n/a

	March 31, 2019	March 31, 2018
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$115.3	$135.0
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	13.8	12.9
Total cash, cash equivalents and restricted cash shown in our Statements of Consolidated Cash Flows	$129.4	$148.2

____________________

[1]
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers' compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Business, Product and Geographical Area Information and Concentration of Risk
Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. Prior to September 2018, we reported our consolidated financial statements based on one reportable segment, Fabricated Products (comprised primarily of our manufacturing operations), and presented the business unit All Other (comprised primarily of corporate general and administrative expenses) as a reconciling item between Fabricated Products and our consolidated financial statements. During the nine months ended September 30, 2018, we determined that the All Other business unit had decreased in materiality and relevance and was therefore immaterial to our consolidated financial statements. Therefore, we no longer separate All Other from Fabricated Products for all periods presented in this Report and on a prospective basis.
At March 31, 2019, approximately 62% of our employees were covered by collective bargaining agreements and approximately 1% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from March 31, 2019.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by end market applications and by timing of control transfer for each period presented were as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Net sales:
Aero/HS products	$198.5	$170.2
Automotive Extrusions	53.0	60.5
GE products	130.0	143.3
Other products	13.7	14.0
Total net sales	$395.2	$388.0

Timing of revenue recognition:
Products transferred at a point in time	$131.8	$156.6
Products transferred over time	263.4	231.4
Total net sales	$395.2	$388.0

Geographic information for income taxes paid for each period presented was as follows (in millions of dollars):

	Quarter Ended
	March 31,
	2019	2018
Income taxes paid:
Domestic	$0.1	$0.2
Foreign	0.8	—
Total income taxes paid	$0.9	$0.2

Concentrations. For the quarter ended March 31, 2019, one customer represented 24% and another represented 14% of Net sales. For the quarter ended March 31, 2018, one customer represented 27% and another represented 13% of Net sales.
At March 31, 2019, one individual customer accounted for 29% and another individual customer accounted for 13% of the accounts receivable balance. One individual customer accounted for 31% and another individual customer accounted for 11% of the accounts receivable balance at December 31, 2018.
Information about primary aluminum supply from our major suppliers for each period presented was as follows:

	Quarter Ended
	March 31,
	2019	2018
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	71%	81%
Supply from our largest supplier	20%	39%
Supply from our second and third largest suppliers combined	28%	27%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

14. Condensed Guarantor and Non-Guarantor Financial Information
During the quarter ended June 30, 2016, we issued $375.0 million aggregate principal amount of our Senior Notes. The Senior Notes were issued by Kaiser Aluminum Corporation ("Parent") pursuant to an indenture dated May 12, 2016 ("Indenture") with Wells Fargo Bank, National Association, as trustee. The obligations of the Parent under the Indenture are guaranteed by Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, ("Guarantor Subsidiaries"). All Guarantor Subsidiaries are 100% owned by Parent. The guarantees are full and unconditional and joint and several but have customary releases in the following situations: (i) the sale of the Guarantor Subsidiary or all of its assets; (ii) the declaration of a Guarantor Subsidiary as an unrestricted subsidiary under the Indenture; (iii) the termination or release of the Guarantor Subsidiary's guarantee of certain other indebtedness; or (iv) our exercise of legal defeasance or covenant defeasance or the discharge of our obligations under the Indenture.
The following condensed consolidating financial information as of March 31, 2019 and December 31, 2018, and for the quarters ended March 31, 2019 and March 31, 2018 present: (i) the financial position, results of operation and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor subsidiaries of Parent other than the Guarantor Subsidiaries ("Non-Guarantor Subsidiaries") on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with our consolidated financial statements herein.
The Non-Guarantor Subsidiaries include Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Canada Limited, Trochus Insurance Company, Kaiser Aluminum France, S.A.S., Kaiser Aluminum Beijing Trading Company, Imperial Machine & Tool, Co. and Solid Innovations, LLC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$111.2	$4.1	$—	$115.3
Short-term investments	—	22.3	—	—	22.3
Receivables:
Trade receivables, net	—	190.3	5.5	—	195.8
Intercompany loans receivable	106.7	0.3	4.4	(111.4)	—
Other	—	20.8	1.6	—	22.4
Contract assets	—	53.8	4.6	—	58.4
Inventories	—	220.0	13.9	—	233.9
Prepaid expenses and other current assets	0.1	22.5	0.4	—	23.0
Total current assets	106.8	641.2	34.5	(111.4)	671.1
Investments in and advances to subsidiaries	1,021.3	95.5	0.2	(1,117.0)	—
Property, plant and equipment, net	—	576.9	34.0	—	610.9
Operating lease assets	—	27.4	—	—	27.4
Long-term intercompany loans receivable	—	—	7.2	(7.2)	—
Deferred tax assets, net	—	19.4	—	3.0	22.4
Intangible assets, net	—	23.2	8.5	—	31.7
Goodwill	—	18.7	25.3	—	44.0
Other assets	—	40.3	—	—	40.3
Total	$1,128.1	$1,442.6	$109.7	$(1,232.6)	$1,447.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.3	$115.6	$7.5	$—	$124.4
Intercompany loans payable	—	111.3	0.1	(111.4)	—
Accrued salaries, wages and related expenses	—	26.5	1.7	—	28.2
Other accrued liabilities	8.3	44.4	0.4	(1.5)	51.6
Total current liabilities	9.6	297.8	9.7	(112.9)	204.2
Long-term portion of operating lease liabilities	—	26.6	—	—	26.6
Net liabilities of Salaried VEBA	—	32.5	—	—	32.5
Deferred tax liabilities	—	—	4.2	—	4.2
Long-term intercompany loans payable	—	7.2	—	(7.2)	—
Long-term liabilities	—	58.8	3.0	—	61.8
Long-term debt	370.6	—	—	—	370.6
Total liabilities	380.2	422.9	16.9	(120.1)	699.9

Total stockholders' equity	747.9	1,019.7	92.8	(1,112.5)	747.9
Total	$1,128.1	$1,442.6	$109.7	$(1,232.6)	$1,447.8

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$385.7	$28.9	$(19.4)	$395.2
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	309.0	25.0	(18.9)	315.1
Depreciation and amortization	—	10.9	1.0	—	11.9
Selling, general, administrative, research and development	1.1	22.2	2.4	(0.5)	25.2
Total costs and expenses	1.1	342.1	28.4	(19.4)	352.2
Operating (loss) income	(1.1)	43.6	0.5	—	43.0
Other (expense) income:
Interest expense	(5.2)	(0.6)	—	0.1	(5.7)
Other expense, net	—	0.3	0.3	(0.1)	0.5
(Loss) income before income taxes	(6.3)	43.3	0.8	—	37.8
Income tax provision	—	(11.0)	(0.3)	1.5	(9.8)
Earnings in equity of subsidiaries	34.3	0.5	—	(34.8)	—
Net income	$28.0	$32.8	$0.5	$(33.3)	$28.0

Comprehensive income	$37.7	$42.5	$0.5	$(43.0)	$37.7

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3.3)	$27.2	$(1.1)	$—	$22.8
Cash flows from investing activities:
Capital expenditures	—	(13.3)	(0.3)	—	(13.6)
Purchase of available for sale securities	—	(18.1)	—	—	(18.1)
Proceeds from disposition of available for sale securities	—	32.7	—	—	32.7
Intercompany loans receivable	37.0	(0.2)	2.5	(39.3)	—
Net cash provided by (used in) investing activities	37.0	1.1	2.2	(39.3)	1.0
Cash flows from financing activities:
Repayment of finance lease	—	(0.3)	—	—	(0.3)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(18.5)	—	—	—	(18.5)
Cash dividends and dividend equivalents paid	(10.2)	—	—	—	(10.2)
Intercompany loans payable	—	(39.3)	—	39.3	—
Net cash used in financing activities	(33.7)	(39.6)	—	39.3	(34.0)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	—	(11.3)	1.1	—	(10.2)
Cash, cash equivalents and restricted cash at beginning of period	—	136.3	3.3	—	139.6
Cash, cash equivalents and restricted cash at end of period	$—	$125.0	$4.4	$—	$129.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Quarter Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$99.7	$25.6	$0.8	$(100.0)	$26.1
Cash flows from investing activities:
Capital expenditures	—	(19.4)	(0.3)	—	(19.7)
Proceeds from disposition of available for sale securities	—	100.3	—	—	100.3
Intercompany loans receivable	(77.1)	—	0.1	77.0	—
Net cash (used in) provided by investing activities	(77.1)	80.9	(0.2)	77.0	80.6
Cash flows from financing activities:
Repayment of finance lease	—	(0.2)	—	—	(0.2)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.9)	—	—	—	(6.9)
Repurchase of common stock	(5.7)	—	—	—	(5.7)
Cash dividends paid to Parent	—	(100.0)	—	100.0	—
Cash dividends and dividend equivalents paid	(10.0)	—	—	—	(10.0)
Intercompany loans payable	—	77.0	—	(77.0)	—
Net cash used in financing activities	(22.6)	(23.2)	—	23.0	(22.8)
Net increase in cash, cash equivalents and restricted cash during the period	—	83.3	0.6	—	83.9
Cash, cash equivalents and restricted cash at beginning of period	—	61.3	3.0	—	64.3
Cash, cash equivalents and restricted cash at end of period	$—	$144.6	$3.6	$—	$148.2

15. Subsequent Events
Dividend Declaration. On April 15, 2019, we announced that our Board of Directors declared a cash dividend of $0.60 per common share. As such, we expect to pay approximately $9.8 million (including dividend equivalents) on or about May 15, 2019 to stockholders of record and the holders of certain restricted stock units at the close of business on April 25, 2019.
Section 232 Tariff. In July and September 2018, we filed a total of three requests for exclusion from certain import duties, as instituted in the Presidential Proclamation 9704 of March 8, 2018 (also known as "Section 232 Tariff"), with the Bureau of Industry and Security ("BIS"), an agency within the Department of Commerce, for recovery of approximately $3.1 million, which represents Section 232 Tariff related duties paid from the dates of filing the exclusion requests through March 31, 2019. On April 25, 2019, we were notified that two of the three requests for exclusions were denied by the BIS and we believe the third request for exclusion is not probable. No amounts of recovery were assumed in the financial results for the quarter ended March 31, 2019 for the possible collection of a refund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates," or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management's strategies and decisions; (ii) general economic and business conditions, including cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2018 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2019;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and our consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018.
This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles ("GAAP") in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used within this presentation are value added revenue ("VAR"), adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.
In the discussion of operating results below, we refer to certain items as "non-run-rate items." For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net income, see "Results of Operations - Selected Operational and Financial Information" below.
A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as "metal price neutrality." We purchase primary and scrap, or recycled, aluminum, our main raw material, at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of metal through to our customers so that we remain neutral to metal pricing. However, for some of our higher VAR products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when metal prices increase, and a favorable impact to us when metal prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us, which we mitigate through a hedging program with an objective to remain metal price neutral.
Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi-fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, "Hedged Cost of Alloyed Metal" is the cost of our metal inputs at the average Midwest Transaction Price of aluminum plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Transaction Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see "Results of Operations - Selected Operational and Financial Information" below.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired on September 19, 2018, is located in Columbia, New Jersey and focuses on multi-material additive manufacturing "3D Printing" and machining technologies for aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the quarter ended March 31, 2019 totaled $395.2 million on 162.6 million pounds shipped from these 13 focused facilities. We employed approximately 2,875 people at March 31, 2019.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 53% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 47% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
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
Demand for Automotive Extrusions is driven by factors that include automotive build rates in North America, aluminum content and the success and customer acceptance of automotive platforms our products are produced for, which may be significantly different than overall automotive build rates. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
Highlights of the quarter ended March 31, 2019 include:

•
Increased Adjusted EBITDA reflecting strong Aero/HS demand, moderating aerospace supply chain destocking and improved non-contract value added pricing, partially offset by unplanned equipment downtime at our Trentwood facility;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $429.6 million as of March 31, 2019;

•	Cash dividend and dividend equivalents payment of $10.2 million; and

•	Repurchase of 175,977 shares of our common stock for $17.4 million at a weighted average price of $98.55.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $395.2 million and $388.0 million for the quarters ended March 31, 2019 and March 31, 2018, respectively, reflecting a $0.09/lb (4%) increase in average realized sales price per pound, partially offset by a 3.5 million pound (2%) decrease in shipment volume. The increase in average realized sales price per pound reflected a $0.12/lb (10%) increase in VAR per pound due primarily to the full realization of higher pricing on non-contract sales, partially offset by a $0.03/lb (3%) decrease in average Hedged Cost of Alloyed Metal prices per pound. The shipment volume decrease primarily reflected: (i) an 11.3 million pound (15%) decrease in GE products as a portion of our capacity for GE products production had been reallocated to address strong Aero/HS products demand and (ii) a 1.1 million pound (4%) decrease in Automotive

Extrusions, partially offset by a 9.6 million pound (17%) increase in Aero/HS products due to solid underlying demand and moderating aerospace supply chain destocking. See the table in "Selected Operational and Financial Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2019 totaled $315.1 million, or 80% of Net sales, compared to $316.7 million, or 82% of Net sales, for the quarter ended March 31, 2018. The decrease of $1.6 million reflected an $8.7 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $7.1 million increase in net manufacturing conversion and other costs. Of the $8.7 million decrease in Hedged Cost of Alloyed Metal, $4.8 million was due to lower hedged metal prices and $3.9 million was due to lower shipment volume, as discussed above in "Net Sales". The $7.1 million increase in net manufacturing conversion and other costs reflected higher costs at our Trentwood facility associated with unplanned downtime and purchased rolling ingot necessitated by planned casting furnace rebuilds. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2019 and March 31, 2018.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $25.2 million and $23.6 million for the quarters ended March 31, 2019 and March 31, 2018, respectively. The increase for the quarter ended March 31, 2019 compared with March 31, 2018 was due primarily to an increase of $2.4 million related to salaries, discrete severance payments and related benefits, partially offset by a decrease in incentive compensation expense based on performance factors and modifiers.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.7 million and $5.6 million for the quarters ended March 31, 2019 and March 31, 2018, respectively, each net of $0.5 million of interest expense capitalized as part of construction in progress.
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

The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2019	2018
Net income	$28.0	$25.7
Interest expense	5.7	5.6
Other income, net	(0.5)	(0.1)
Income tax provision	9.8	5.9
Depreciation and amortization	11.9	10.5
Non-run-rate items:
Adjustments to plant-level LIFO[1]	(1.8)	(5.7)
Mark-to-market loss on derivative instruments[2]	2.4	6.3
Workers' compensation cost (benefit) due to discounting	0.3	(0.4)
Non-cash asset impairment charge	—	0.1
Environmental expenses[3]	0.4	0.3
Total non-run-rate items	1.3	0.6
Adjusted EBITDA	$56.2	$48.2
____________________

[1]
We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]
Mark-to-market loss on derivative instruments represents the reversal of mark-to-market gain on hedges entered into prior to our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") on January 1, 2018 and settled in the periods presented above. Adjusted EBITDA reflects the realized loss (gain) of such settlements.

[3]
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended March 31, 2019 was $8.0 million higher than Adjusted EBITDA for the quarter ended March 31, 2018 due to a $15.8 million increase in VAR, as discussed in "Net Sales" above, partially offset by higher costs at our Trentwood facility associated with unplanned downtime and purchased rolling ingot necessitated by planned casting furnace rebuilds.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Quarter Ended March 31,
	2019		2018
Aero/HS Products:
Shipments (mmlbs)	67.0		57.4
	$	$ / lb	$	$ / lb
Net sales	$198.5	$2.96	$170.2	$2.97
Less: Hedged Cost of Alloyed Metal	(73.6)	(1.10)	(63.6)	(1.11)
Value added revenue	$124.9	$1.86	$106.6	$1.86

Automotive Extrusions:
Shipments (mmlbs)	25.6		26.7
	$	$ / lb	$	$ / lb
Net sales	$53.0	$2.07	$60.5	$2.27
Less: Hedged Cost of Alloyed Metal	(27.3)	(1.07)	(30.2)	(1.14)
Value added revenue	$25.7	$1.00	$30.3	$1.13

GE Products:
Shipments (mmlbs)	63.0		74.3
	$	$ / lb	$	$ / lb
Net sales	$130.0	$2.06	$143.3	$1.93
Less: Hedged Cost of Alloyed Metal	(68.5)	(1.08)	(83.0)	(1.12)
Value added revenue	$61.5	$0.98	$60.3	$0.81

Other Products:
Shipments (mmlbs)	7.0		7.7
	$	$ / lb	$	$ / lb
Net sales	$13.7	$1.96	$14.0	$1.82
Less: Hedged Cost of Alloyed Metal	(7.4)	(1.06)	(8.6)	(1.12)
Value added revenue	$6.3	$0.90	$5.4	$0.70

Total:
Shipments (mmlbs)	162.6		166.1
	$	$ / lb	$	$ / lb
Net sales	$395.2	$2.43	$388.0	$2.34
Less: Hedged Cost of Alloyed Metal	(176.8)	(1.09)	(185.4)	(1.12)
Value added revenue	$218.4	$1.34	$202.6	$1.22

Outlook
The recent reduction in Boeing 737-MAX build rates has introduced uncertainty for commercial aerospace industry demand. While it is likely that the reduced build rates will eventually lead to some level of supply chain destocking, the amount and timing are uncertain until the situation is resolved. Meanwhile, demand for military aircraft continues to increase for the new generation F35 Joint Strike Fighter and the modernized F-15X Super-fighter and F/A-18E/F Super Hornet fighter aircraft.
While facing some demand uncertainty this year in Aero/HS and Automotive Extrusions, we are focused on executing our strategic initiatives to capture the full efficiency and capacity benefits from our recent investments at our Trentwood facility and to position us for expected strong Automotive Extrusions shipments growth in 2020 and 2021.
As we have previously discussed, significant maintenance activity and equipment downtime is scheduled to occur in the second quarter of 2019 for the casting complex, hot line and large stretcher at our Trentwood facility. We estimate a one-time Adjusted EBITDA impact in the quarter of approximately $15.0 million related to operating inefficiencies, maintenance costs and lost production and sales compared to steady-state operations.
Overall, while we continue to monitor the 737-MAX situation, at this time, we have no specific information to warrant a change in our full year 2019 outlook for Adjusted EBITDA margin (Adjusted EBITDA as a percentage of VAR) above 25% and low to mid-single digit percent year-over-year increase in both shipments and VAR.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	March 31, 2019	December 31, 2018
Available cash and cash equivalents	$115.3	$125.6
Short-term investments	22.3	36.7
Borrowing availability under Revolving Credit Facility, net of letters of credit	292.0	292.0
Total liquidity	$429.6	$454.3
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
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $14.1 million at March 31, 2019 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 12 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2019, or as of December 31, 2018.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2019	2018
Total cash provided by (used in):
Operating activities	$22.8	$26.1
Investing activities	$1.0	$80.6
Financing activities	$(34.0)	$(22.8)
Cash provided by operating activities for the quarter ended March 31, 2019 reflected: (i) an increase in inventory of $18.8 million due partially to the unplanned downtime in our Trentwood facility, as well as the transition of automotive programs and our preparation for furnace rebuilds at some of our extrusion facilities; (ii) an increase in trade and other receivables of $12.8 million reflecting a higher ratio of international shipments; and (iii) an increase in accounts payable of $7.4 million driven predominantly by the timing of metal purchases.
Cash provided by operating activities for the quarter ended March 31, 2018 reflected: (i) an increase in accounts payable of $32.0 million driven predominantly by the timing of metal purchases and increase in metal price and (ii) an $8.1 million change in other non-cash changes in assets and liabilities due primarily to a $6.3 million unfavorable impact from the reversal of mark-to-market gain on hedges entered into prior to our adoption of ASU 2017-12 on January 1, 2018 and settled in the quarter ended March 31, 2018. Cash provided by operating activities was partially offset by: (i) an increase in accounts receivables of $23.0 million due primarily to the timing of sales and increase in metal price and (ii) an increase in inventory of $9.6 million due primarily to higher inventory pounds to satisfy increased demand.
See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended March 31, 2019 and March 31, 2018.
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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	April 22, 2019	March 31, 2019
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$300.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.0)	(8.0)
Remaining borrowing availability	$292.0	$292.0
Borrowing rate (if applicable)[1]	5.75%	5.75%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 for mandatory principal and cash interest payments on the outstanding borrowings.
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
Total capital expenditures were $13.6 million and $19.7 million for the quarters ended March 31, 2019 and March 31, 2018, respectively. A significant portion of our capital spending over the past several years related to the Trentwood modernization project, which has focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment has also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. As a byproduct of the efficiency improvements completed during 2017, we gained incremental manufacturing capacity to enable sales growth in 2018 and beyond. The remainder of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve product quality, expand capacity or enhance operational security.
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

Dividends
We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
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
See Note 11 and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2019 and March 31, 2018, and declared subsequent to March 31, 2019.
Repurchases of Common Stock
From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to, among other things, internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding repurchases of common stock made during the quarters ended March 31, 2019 and March 31, 2018 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
Participants of the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2019 and March 31, 2018, 46,388 and 68,029 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our in our Annual Report on Form 10-K for the year ended December 31, 2018, to preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes, we: (i) adopted a tax asset protection rights plan ("Tax Asset Rights Plan"), which is designed to deter transfers of our stock that could result in an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986 ("Code") and (ii) implemented stock transfer restrictions ("Transfer Restrictions"), which restrict transfers of our common stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382 of the Code. The Tax Asset Rights Plan expired in accordance with its terms on April 7, 2019, and the Transfer Restrictions will expire in accordance with their terms on May 26, 2019.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the quarter ended March 31, 2019, we granted additional stock-based awards to certain members of management under our equity incentive plans. Additional awards are expected to be made in future years.
Except as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2018.
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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 1 of Notes to Interim Consolidated Financial Statements included in this Report. We discuss our critical accounting estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 1 for a discussion of changes to our accounting policies as a result of adopting Accounting Standards Update No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification during the quarter ended March 31, 2019.
There have been no other material changes in our critical accounting estimates and policies since December 31, 2018.
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
During the quarters ended March 31, 2019 and March 31, 2018, settlements of derivative contracts covering 53.0 million pounds and 48.6 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At March 31, 2019, we had derivative contracts with respect to approximately 93.3 million pounds, 22.3 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2019, 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of March 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $11.7 million and $13.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of March 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million and $1.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of March 31, 2019, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of March 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.7 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of March 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.3 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of March 31, 2019. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $8.5 million and $4.0 million on March 31, 2019 and December 31, 2018, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of March 31, 2019 and December 31, 2018 would have resulted in an unrealized mark-to-market loss of $1.5 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2018.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2019:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2019 - January 31, 2019	58	$95.09	103,470	$95.15	$138.8
February 1, 2019 - February 28, 2019	838	109.48	46,714	102.71	$134.0
March 1, 2019 - March 31, 2019	45,492	108.79	25,793	104.65	$131.3
Total	46,388	$108.79	175,977	$98.55	N/A
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

See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1	2019 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

10.2
2019 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

10.3
2019 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

10.4	2019-2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

10.5
Separation Agreement and General Release between the Company and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on February 28, 2019, File No. 001-09447).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Neal West
Neal West
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer Huey
Jennifer Huey
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 25, 2019