Form 10-Q
period 2019-06-30
KAISER ALUMINUM CORP
filed 2019-07-26
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________________ to _________________________________

Commission File Number: 1-09447

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		94-3030279
(State of incorporation)		(I.R.S. Employer Identification No.)

27422 Portola Parkway,	Suite 200
Foothill Ranch,	California	92610-2831
(Address of principal executive offices)		(Zip Code)
(949) 614-1740
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	KALU	Nasdaq Global Select Market
As of July 22, 2019, there were 16,003,045 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$122.4	$125.6
Short-term investments	24.4	36.7
Receivables:
Trade receivables, net	178.1	179.8
Other	25.1	25.6
Contract assets	46.9	54.9
Inventories	231.1	215.1
Prepaid expenses and other current assets	21.7	18.9
Total current assets	649.7	656.6
Property, plant and equipment, net	613.8	611.8
Operating lease assets	26.8	—
Deferred tax assets, net	15.5	35.9
Intangible assets, net	31.0	32.4
Goodwill	44.0	44.0
Other assets	41.3	38.6
Total	$1,422.1	$1,419.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101.3	$121.4
Accrued salaries, wages and related expenses	30.4	40.1
Other accrued liabilities	47.2	44.0
Total current liabilities	178.9	205.5
Long-term portion of operating lease liabilities	26.0	—
Net liabilities of Salaried VEBA	32.6	32.4
Deferred tax liabilities	4.2	4.2
Long-term liabilities	63.2	66.4
Long-term debt	370.9	370.4
Total liabilities	675.8	678.9
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2019 and December 31, 2018; no shares were issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2019 and at December 31, 2018; 22,549,931 shares issued and 16,028,675 shares outstanding at June 30, 2019; 22,471,705 shares issued and 16,234,603 shares outstanding at December 31, 2018	0.2	0.2
Additional paid in capital	1,059.2	1,059.3
Retained earnings	177.3	150.2
Treasury stock, at cost, 6,521,256 shares at June 30, 2019 and 6,237,102 shares at December 31, 2018, respectively	(448.1)	(420.5)
Accumulated other comprehensive loss	(42.3)	(48.8)
Total stockholders' equity	746.3	740.4
Total	$1,422.1	$1,419.3

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions of dollars, except share and per share amounts)
Net sales	$375.3	$415.4	$770.5	$803.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	303.5	343.4	618.6	660.1
Depreciation and amortization	12.1	10.9	24.0	21.4
Selling, general, administrative, research and development	27.2	26.4	52.4	50.0
Other operating charges, net	0.1	—	0.1	0.1
Total costs and expenses	342.9	380.7	695.1	731.6
Operating income	32.4	34.7	75.4	71.8
Other (expense) income:
Interest expense	(5.8)	(5.7)	(11.5)	(11.3)
Other (expense) income, net – Note 9	(0.1)	(0.5)	0.4	(0.4)
Income before income taxes	26.5	28.5	64.3	60.1
Income tax provision	(7.3)	(7.8)	(17.1)	(13.7)
Net income	$19.2	$20.7	$47.2	$46.4

Net income per common share:
Basic	$1.19	$1.24	$2.93	$2.78
Diluted	$1.18	$1.22	$2.89	$2.74
Weighted-average number of common shares outstanding (in thousands):
Basic	16,063	16,685	16,085	16,696
Diluted	16,240	16,905	16,298	16,962

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions of dollars)
Net income	$19.2	$20.7	$47.2	$46.4
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	1.1	1.2	2.2	2.4
Available for sale securities	(0.1)	(0.1)	(0.3)	(0.3)
Cash flow hedges	(4.2)	5.3	4.6	(4.0)
Other comprehensive (loss) income, net of tax	(3.2)	6.4	6.5	(1.9)
Comprehensive income	$16.0	$27.1	$53.7	$44.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	28.0	—	—	28.0
Other comprehensive income, net of tax	—	—	—	—	—	9.7	9.7
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	122,309	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(46,388)	—	(5.0)	—	—	—	(5.0)
Repurchase of common stock[1]	(175,977)	—	—	—	(17.4)	—	(17.4)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[2]	—	—	—	(10.2)	—	—	(10.2)
Amortization of unearned equity compensation	—	—	2.4	—	—	—	2.4
BALANCE, March 31, 2019	16,134,547	$0.2	$1,056.7	$168.0	$(437.9)	$(39.1)	$747.9
Net income	—	—	—	19.2	—	—	19.2
Other comprehensive loss, net of tax	—	—	—	—	—	(3.2)	(3.2)
Issuance of non-vested shares to non-employee directors	11,850	—	—	—	—	—	—
Issuance of common shares to non-employee directors	2,850	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(12,395)	—	(1.2)	—	—	—	(1.2)
Repurchase of common stock[1]	(108,177)	—	—	—	(10.2)	—	(10.2)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[2]	—	—	—	(9.9)	—	—	(9.9)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, June 30, 2019	16,028,675	$0.2	$1,059.2	$177.3	$(448.1)	$(42.3)	$746.3

____________________

[1]
Weighted-average repurchase price (dollars per share) for the quarters ended March 31, 2019 and June 30, 2019 was $98.55 and $95.00, respectively. At June 30, 2019, $121.0 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[2]	Dividends declared per common share were $0.60 during each of the quarters ended March 31, 2019 and June 30, 2019.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2018

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment	—	—	—	10.5	—	(0.4)	10.1
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.0	$(358.6)	$(37.1)	$756.4
Net income	—	—	—	25.7	—	—	25.7
Other comprehensive loss, net of tax	—	—	—	—	—	(8.3)	(8.3)
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	135,134	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,029)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock[1]	(58,155)	—	—	—	(6.1)	—	(6.1)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[2]	—	—	—	(10.0)	—	—	(10.0)
Amortization of unearned equity compensation	—	—	2.8	—	—	—	2.8
BALANCE, March 31, 2018	16,782,536	$0.2	$1,051.8	$111.7	$(364.7)	$(45.4)	$753.6
Net income	—	—	—	20.7	—	—	20.7
Other comprehensive income, net of tax	—	—	—	—	—	6.4	6.4
Issuance of non-vested shares to non-employee directors	9,009	—	—	—	—	—	—
Issuance of common shares to non-employee directors	1,954	—	0.2	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	82	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(95)	—	—	—	—	—	—
Repurchase of common stock[1]	(127,545)	—	—	—	(13.3)	—	(13.3)
Cash dividends on common stock and restricted shares and dividend equivalents on restricted stock units and performance shares[2]	—	—	—	(9.3)	—	—	(9.3)
Amortization of unearned equity compensation	—	—	2.7	—	—	—	2.7
BALANCE, June 30, 2018	16,665,941	$0.2	$1,054.7	$123.1	$(378.0)	$(39.0)	$761.0
____________________

[1]	Weighted-average repurchase price (dollars per share) for the quarters ended March 31, 2018 and June 30, 2018 was $104.50 and $104.74, respectively.

[2]	Dividends declared per common share were $0.55 during each of the quarters ended March 31, 2018 and June 30, 2018.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$47.2	$46.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	22.6	20.7
Amortization of definite-lived intangible assets	1.4	0.7
Amortization of debt discount and debt issuance costs	0.6	0.5
Deferred income taxes	18.3	17.8
Non-cash equity compensation	6.1	5.7
Gain on disposition of available for sale securities	(0.4)	(1.5)
Non-cash asset impairment charge	0.1	0.1
(Gain) loss on disposition of property, plant and equipment	(0.2)	0.1
Other non-cash changes in assets and liabilities	6.1	15.7
Changes in operating assets and liabilities:
Trade and other receivables	2.2	(29.6)
Contract assets	8.0	3.0
Inventories	(16.0)	(10.0)
Prepaid expenses and other current assets	(4.3)	(3.0)
Accounts payable	(13.4)	43.9
Accrued liabilities	(6.6)	(10.8)
Annual variable cash contributions to VEBAs	(2.1)	(15.7)
Long-term assets and liabilities, net	0.9	—
Net cash provided by operating activities	70.5	84.0
Cash flows from investing activities[1]:
Capital expenditures	(29.9)	(35.8)
Purchase of available for sale securities	(33.0)	(24.0)
Purchase of equity securities	(0.7)	(0.9)
Proceeds from disposition of available for sale securities	45.7	136.6
Proceeds from disposition of property, plant and equipment	0.2	—
Net cash (used in) provided by investing activities	(17.7)	75.9
Cash flows from financing activities[1]:
Repayment of finance lease	(0.6)	(0.3)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.2)	(6.9)
Repurchase of common stock	(28.6)	(18.9)
Cash dividends and dividend equivalents paid	(20.1)	(19.3)
Net cash used in financing activities	(55.5)	(45.4)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(2.7)	114.5
Cash, cash equivalents and restricted cash at beginning of period	139.6	64.3
Cash, cash equivalents and restricted cash at end of period	$136.9	$178.8

____________________

[1]	See Note 12 for supplemental cash flow information.
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
Financial assets and liabilities that we measure at fair value each period include our derivative instruments, equity investments related to our deferred compensation plan and debt investment securities classified as available for sale securities (see Note 4 and Note 5). Additionally, we measure at fair value once each year at December 31 our Canadian defined benefit pension plan and the plan assets of the Salaried VEBA (defined in Note 4). We record our remaining financial assets and liabilities at carrying value.
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
None of our non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities for the quarter and six months ended June 30, 2019.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. At June 30, 2019 and December 31, 2018, the current cost of our inventory exceeded its stated LIFO value by $12.8 million and $31.7 million, respectively. Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the current operating cycle.
Property, Plant and Equipment, Net. Property, plant and equipment, net is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $0.4 million for each of the quarters ended June 30, 2019 and June 30, 2018. The amount of interest expense capitalized as construction in progress was $0.9 million for each of the six months ended June 30, 2019 and June 30, 2018.
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
We designate our aluminum and energy derivatives as well as our forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to Cost of products sold, excluding depreciation and amortization and other items ("COGS") when such hedges settle (see Note 5).
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $27.2 million and $27.6 million as of June 30, 2019 and December 31, 2018, respectively. However, we accounted for our workers' compensation accrued liabilities on a discounted basis (see Note 2), using a discount rate of 2.00% and 3.00% at June 30, 2019 and December 31, 2018, respectively. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.3 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of June 30, 2019, we had a liability of $5.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2019 STI Plan.
Long-Term Incentive Programs. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan approved by stockholders on May 26, 2016 ("2016 Plan"). At June 30, 2019, 481,924 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
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
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We are currently in the process of evaluating the impact of adopting ASU 2018-15 in 2020, but do not expect it to have a material impact on our consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. Supplemental Balance Sheet Information

	June 30, 2019	December 31, 2018
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$32.2	$22.9
Commercial paper	90.2	102.7
Total	$122.4	$125.6

Trade Receivables, Net
Billed trade receivables	$178.9	$179.5
Unbilled trade receivables	—	1.1
Trade receivables, gross	178.9	180.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$178.1	$179.8

Inventories
Finished products	$44.2	$48.0
Work-in-process	98.5	85.6
Raw materials	81.0	75.0
Operating supplies	7.4	6.5
Total	$231.1	$215.1

Property, Plant and Equipment, Net
Land and improvements	$21.4	$21.4
Buildings and leasehold improvements	98.7	97.0
Machinery and equipment	783.6	755.6
Construction in progress	38.1	43.6
Property, plant and equipment, gross	941.8	917.6
Accumulated depreciation	(329.6)	(307.4)
Assets held for sale	1.6	1.6
Property, plant and equipment, net	$613.8	$611.8

Other Accrued Liabilities
Uncleared cash disbursements	$3.5	$4.8
Accrued income taxes and taxes payable	7.8	6.5
Accrued annual contribution to Salaried VEBA	—	2.1
Accrued interest	2.9	2.9
Other – Note 5	33.0	27.7
Total	$47.2	$44.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30, 2019	December 31, 2018
	(In millions of dollars)
Long-Term Liabilities
Workers' compensation accruals	$25.9	$24.6
Long-term environmental accrual – Note 7	12.6	14.3
Other long-term liabilities	24.7	27.5
Total	$63.2	$66.4

3. Leases
We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of one to 15 years, some of which may include options to extend the lease for up to 20 years, and some of which may include options to terminate the lease within one year. None of our options to extend or terminate are reasonably certain of being exercised, and are therefore not included in our determination of lease assets and liabilities. Short-term leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets.
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
We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have, however, applied the practical expedient within ASU 2016-02 to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non-lease components in determining the lease assets and liabilities.
Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.
The following table presents lease terms and discount rates as of June 30, 2019:

	Finance Leases	Operating Leases
Weighted-average lease term (in years):	6.4	10.8
Weighted-average discount rate:	4.4%	5.8%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes the classification of lease assets and lease liabilities in our Consolidated Balance Sheet at June 30, 2019 (in millions of dollars):

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$26.8
Finance lease assets	Property, plant and equipment, net	6.9
Total lease assets		$33.7

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$3.6
Finance lease liabilities	Other accrued liabilities	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	26.0
Finance lease liabilities	Long-term liabilities	5.7
Total lease liabilities		$36.5

The following table summarizes the components of lease cost in our Statements of Consolidated Income for the periods presented (in millions of dollars):

Lease Cost	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1.8	$3.8
Short-term lease cost	0.2	0.5
Finance lease cost:
Amortization of leased assets	0.3	0.7
Interest on lease liabilities	0.1	0.2
Total lease cost	$2.4	$5.2

The following table presents the maturity of our lease liabilities as of June 30, 2019 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2019	$0.8	$2.6
2020	1.4	4.9
2021	1.2	4.2
2022	1.1	3.6
2023	1.1	3.4
2024	0.8	3.3
2025 and thereafter	1.6	18.6
Total minimum lease payments	$8.0	$40.6

Less: interest	(1.1)	(11.0)
Present value	$6.9	$29.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents minimum rental commitments at December 31, 2018 (in millions of dollars):

Year Ended December 31,	Finance Leases	Operating Leases
2019	$1.7	$6.1
2020	1.4	3.7
2021	1.2	2.8
2022	1.1	2.4
2023	1.0	2.2
2024 and thereafter	1.8	20.8
Total minimum lease payments	$8.2	$38.0

Less: interest	(1.2)
Present value[1]	$7.0
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
Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Assets of our deferred compensation plan are classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2019 and December 31, 2018 was $12.0 million and $10.5 million, respectively, and are included in Other assets. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.
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
The following tables present the total expense related to all benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Defined contribution plans[1]	$1.7	$1.3	$5.6	$5.6
Deferred compensation plan[1]	0.3	0.9	1.0	1.0
Multiemployer pension plans[1]	1.2	1.1	2.4	2.3
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.6	1.6	3.3	3.1
Total	$4.8	$4.9	$12.3	$12.0
____________________

[1]	Substantially all of the expense related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]
The current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA is included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income, net in our Statements of Consolidated Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of prior service costs associated with plan amendments, net gains or losses on assets and actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarters and six months ended June 30, 2019 and June 30, 2018.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Salaried VEBA[1]:
Interest cost	$0.8	$0.7	$1.6	$1.4
Expected return on plan assets	(0.7)	(0.7)	(1.3)	(1.4)
Amortization of prior service cost[2]	1.4	1.4	2.8	2.7
Amortization of net actuarial loss	0.1	0.2	0.2	0.4
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.6	$1.6	$3.3	$3.1
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities, or both. The aggregate fair value of our derivative instruments that were in a net liability position was $10.9 million and $12.6 million at June 30, 2019 and December 31, 2018, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. Cash collateral posted from our customers was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. For more information about concentration risks concerning customers and suppliers, see Note 13.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at June 30, 2019:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/19 through 12/21	100.4
Fixed price sales contracts	11/19 through 11/19	0.4
Midwest premium swap contracts[1]	7/19 through 12/21	73.6

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/19 through 12/20	13.5

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	7/19 through 12/24	8,230,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/21	350,880
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of June 30, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 68% of the expected natural gas purchases for the remainder of 2019, 66% of the expected natural gas purchases for both 2020 and 2021, 80% of the expected natural gas purchases for both 2022 and 2023 and 75% of the expected natural gas purchases for 2024.

[3]
As of June 30, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 54% of our expected electricity purchases for the remainder of 2019, 55% of our expected electricity purchases for 2020 and 36% of our expected electricity purchases for 2021.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The amount of loss (gain) included on our Statements of Consolidated Income (all within COGS) associated with all derivative contracts consisted of the following for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total amounts of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded	$303.5	$343.4	$618.6	$660.1

Loss (gain) recognized in income related to cash flow hedges:
Aluminum	$4.5	$(3.6)	$8.7	$(3.3)
Alloying metals	0.1	(0.2)	0.2	(0.6)
Natural gas	0.1	(0.1)	—	(0.1)
Total loss (gain) recognized in income	$4.7	$(3.9)	$8.9	$(4.0)

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
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	June 30, 2019			December 31, 2018
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.1	$(10.4)	$(10.3)	$0.1	$(13.2)	$(13.1)
Fixed price sales contracts	—	—	—	0.1	—	0.1
Midwest premium swap contracts	1.8	(0.1)	1.7	3.2	(0.5)	2.7
Alloying Metals – Fixed price purchase contracts	—	(1.5)	(1.5)	—	(1.7)	(1.7)
Natural gas – Fixed price purchase contracts	0.2	(1.5)	(1.3)	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	1.9	—	1.9	0.7	—	0.7
Total	$4.0	$(13.5)	$(9.5)	$4.3	$(15.9)	$(11.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the balance sheet location of derivative assets and liabilities as of the periods presented (in millions of dollars):

	June 30, 2019	December 31, 2018
Assets:
Prepaid expenses and other current assets	$1.8	$3.4
Other assets	2.2	0.9
Total assets	$4.0	$4.3

Liabilities:
Other accrued liabilities	$(12.0)	$(13.2)
Long-term liabilities	(1.5)	(2.7)
Total liabilities	$(13.5)	$(15.9)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities and are presented as cash equivalents and short-term investments on our Consolidated Balance Sheets. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that use observable market data. At June 30, 2019, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At June 30, 2019 and December 31, 2018, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table presents our other financial assets, classified under the appropriate level of the fair value hierarchy, as of June 30, 2019 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32.2	$90.2	$—	$122.4
Short-term investments	—	24.4	—	24.4
Total	$32.2	$114.6	$—	$146.8
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

6. Debt and Credit Facility
Senior Notes
In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2019 was $4.1 million. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $5.7 million for each of the quarters ended June 30, 2019 and June 30, 2018. Interest expense, including amortization of debt issuance costs, relating to the Senior Notes was $11.4 million for each of the six months ended June 30, 2019 and June 30, 2018. A portion of the interest relating to the Senior Notes was capitalized as construction in progress. The effective interest rate of the Senior Notes is approximately 6.1% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding Senior Notes, which are Level 1 liabilities, was approximately $390.1 million and $369.9 million at June 30, 2019 and December 31, 2018, respectively.
Revolving Credit Facility
Our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $300.0 million funding commitment through December 2020. We had $300.0 million of borrowing availability under the Revolving Credit Facility at June 30, 2019, based on the borrowing base determination then in effect. At June 30, 2019, there were no borrowings under the Revolving Credit Facility and $8.0 million was being used to support outstanding letters of credit, leaving $292.0 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.75% at June 30, 2019.
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
 During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. In the fourth quarter of 2018, we submitted our remedial investigation study to the OEPA, which is subject to their review and approval. Following OEPA approval of the remedial investigational study, we will then prepare the final feasibility study and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next six to 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

At June 30, 2019, our environmental accrual of $16.7 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
8. Accumulated Other Comprehensive Loss
The following table presents the changes in the accumulated balances for each component of AOCI for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(34.5)	$(37.3)	$(35.6)	$(38.5)
Amortization of net actuarial loss[1]	0.1	0.2	0.2	0.4
Amortization of prior service cost[1]	1.4	1.4	2.8	2.7
Less: income tax expense[2]	(0.4)	(0.4)	(0.8)	(0.7)
Net amortization reclassified from AOCI to Net income	1.1	1.2	2.2	2.4
Other comprehensive income, net of tax	1.1	1.2	2.2	2.4
Ending balance	$(33.4)	$(36.1)	$(33.4)	$(36.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Available for Sale Securities:
Beginning balance	$0.1	$0.7	$0.3	$0.9
Unrealized gain on available for sale securities	0.7	1.3	1.7	2.3
Less: income tax expense	(0.1)	(0.4)	(0.4)	(0.6)
Net unrealized gain on available for sale securities	0.6	0.9	1.3	1.7
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.9)	(1.2)	(2.1)	(2.7)
Less: income tax benefit[2]	0.2	0.2	0.5	0.7
Net gain reclassified from AOCI to Net income	(0.7)	(1.0)	(1.6)	(2.0)
Other comprehensive loss, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Ending balance	$—	$0.6	$—	$0.6

Cash Flow Hedges:
Beginning balance	$(4.6)	$(8.8)	$(13.4)	$0.5
Unrealized (loss) gain on cash flow hedges	(10.1)	10.9	(2.7)	(1.3)
Less: income tax benefit (expense)	2.4	(2.6)	0.6	0.4
Net unrealized (loss) gain on cash flow hedges	(7.7)	8.3	(2.1)	(0.9)
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges[4]	4.7	(3.9)	8.9	(4.0)
Less: income tax (expense) benefit[2]	(1.2)	0.9	(2.2)	0.9
Net loss (gain) reclassified from AOCI to Net income	3.5	(3.0)	6.7	(3.1)
Other comprehensive (loss) income, net of tax	(4.2)	5.3	4.6	(4.0)
Ending balance	$(8.8)	$(3.5)	$(8.8)	$(3.5)

Foreign Currency Translation:
Beginning balance	$(0.1)	$—	$(0.1)	$—
Other comprehensive income, net of tax	—	—	—	—
Ending balance	$(0.1)	$—	$(0.1)	$—

Total AOCI ending balance	$(42.3)	$(39.0)	$(42.3)	$(39.0)
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

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of COGS. As of June 30, 2019, we estimate a net mark-to-market loss before tax of $11.9 million in AOCI will be reclassified into Net income within the next 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

9. Other (Expense) Income, Net
Other (expense) income, net, consisted of the following for each period presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$0.1	$—	$0.3	$0.1
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.6)	(1.6)	(3.3)	(3.1)
Realized gain on available for sale securities	1.2	1.5	2.4	3.1
Unrealized (loss) gain on equity securities	—	(0.4)	0.5	(0.4)
All other income (expense), net	0.2	—	0.5	(0.1)
Other (expense) income, net	$(0.1)	$(0.5)	$0.4	$(0.4)

10. Income Tax Matters
The provision for income taxes for each period presented consisted of the following (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Domestic	$6.8	$7.5	$16.3	$13.1
Foreign	0.5	0.3	0.8	0.6
Total	$7.3	$7.8	$17.1	$13.7

The income tax provision for the quarters ended June 30, 2019 and June 30, 2018 was $7.3 million and $7.8 million, respectively, reflecting an effective tax rate of 27% and 28%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2019 was primarily due to: (i) an increase of $0.5 million (2% of taxable income) related to non-deductible compensation expense and (ii) an increase of $0.2 million (1% of taxable income) related to unrecognized tax benefits, including interest and penalties.
The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2018 was primarily due to: (i) an increase of $0.6 million (2% of taxable income) related to non-deductible compensation expense; (ii) an increase of $0.3 million (1% of taxable income) to the valuation allowance for certain state net operating losses; (iii) an increase of $0.2 million (or 1% of taxable income) for the sequestration of AMT credits, partially offset by a decrease of $0.3 million (1% of taxable income) for the recognition of excess tax benefits from stock-based compensation.
The income tax provision for the six months ended June 30, 2019 and June 30, 2018 was $17.1 million and $13.7 million, respectively, reflecting an effective tax rate of 27% and 23% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2019 was primarily due to: (i) an increase of $0.9 million (or 2% of taxable income) related to non-deductible compensation expense; (ii) an increase of $0.8 million (or 1% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by (i) a decrease of $0.5 million (or 1% of taxable income) for the recognition of excess tax benefits from stock-based compensation.
The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2018 was due to: (i) a decrease of $2.0 million (or 3% of taxable income) for the recognition of excess tax benefits from stock-based compensation and (ii) a decrease of $0.5 million (or 1% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by: (i) an increase of $1.2 million (or 2% of taxable income) related to non-deductible compensation expense and (ii) an increase of $0.4 million (or 1% of taxable income) for the sequestration of AMT credits.
Our gross unrecognized benefits relating to uncertain tax positions were $1.7 million and $1.5 million at June 30, 2019 and December 31, 2018, respectively, of which, $0.6 million and $0.4 million would be recorded through our income tax provision

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

and thus impact the effective tax rate at June 30, 2019 and December 31, 2018, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
11. Net Income Per Share and Stockholders' Equity
Net Income Per Share. Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2019 and June 30, 2018, which in all periods was more dilutive than the two-class method.
The following table sets forth the computation of basic and diluted net income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$19.2	$20.7	$47.2	$46.4
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,063	16,685	16,085	16,696
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	177	220	213	266
Diluted	16,240	16,905	16,298	16,962

Net income per common share, Basic:	$1.19	$1.24	$2.93	$2.78
Net income per common share, Diluted:	$1.18	$1.22	$2.89	$2.74
____________________

[1]
During the quarter and six months ended June 30, 2019, a total of nine thousand and five thousand securities were excluded, respectfully, from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. During the quarter and six months ended June 30, 2018, a total of two thousand and one thousand securities were excluded, respectfully, from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2019	2018
	(In millions of dollars)
Interest paid	$10.7	$10.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$2.4	$5.1
Stock repurchases not yet settled	$0.3	$0.6

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$0.9	n/a
Cash paid for amounts included in the measurement of operating lease liabilities	$1.8	n/a
Finance lease liabilities arising from obtaining finance lease assets	$0.5	$0.3

	June 30, 2019	June 30, 2018
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$122.4	$164.0
Restricted cash included in Prepaid expenses and other current assets[1]	0.3	0.3
Restricted cash included in Other assets[1]	14.2	14.5
Total cash, cash equivalents and restricted cash shown in our Statements of Consolidated Cash Flows	$136.9	$178.8

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
At June 30, 2019, approximately 62% of our employees were covered by collective bargaining agreements and approximately 1% of our employees were covered by collective bargaining agreements with expiration dates occurring within one year from June 30, 2019.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Net sales by end market applications and by timing of control transfer for each period presented were as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales:
Aero/HS products	$189.4	$185.0	$387.9	$355.2
Automotive Extrusions	45.5	67.3	98.5	127.8
GE products	128.2	147.9	258.2	291.2
Other products	12.2	15.2	25.9	29.2
Total net sales	$375.3	$415.4	$770.5	$803.4

Timing of revenue recognition:
Products transferred at a point in time	$131.0	$140.8	$262.8	$297.4
Products transferred over time	244.3	274.6	507.7	506.0
Total net sales	$375.3	$415.4	$770.5	$803.4

Geographic information for income taxes paid for each period presented was as follows (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income taxes paid:
Domestic	$1.8	$0.7	$1.9	$0.9
Foreign	0.4	2.0	1.2	2.0
Total income taxes paid	$2.2	$2.7	$3.1	$2.9

Concentrations. For the quarter ended June 30, 2019, one customer represented 26% and another represented 14% of Net sales. For the quarter ended June 30, 2018, one customer represented 27% and another represented 11% of Net sales. For the six months ended June 30, 2019, one customer represented 25% and another represented 14% of Net sales. For the six months ended June 30, 2018, one customer represented 27% and another represented 12% of Net sales.
At June 30, 2019, one individual customer accounted for 23% and another individual customer accounted for 13% of the accounts receivable balance. One individual customer accounted for 31% and another individual customer accounted for 11% of the accounts receivable balance at December 31, 2018.
Information about primary aluminum supply from our major suppliers for each period presented was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Percentage of total primary aluminum supply (lbs):
Supply from our top five major suppliers	74%	83%	72%	82%
Supply from our largest supplier	21%	35%	21%	37%
Supply from our second and third largest suppliers combined	33%	34%	31%	30%

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
The following condensed consolidating financial information as of June 30, 2019 and December 31, 2018, and for the quarters and six months ended June 30, 2019 and June 30, 2018 present: (i) the financial position, results of operations and cash flows for each of (a) Parent, (b) the Guarantor Subsidiaries on a combined basis and (c) the Non-Guarantor subsidiaries of Parent other than the Guarantor Subsidiaries ("Non-Guarantor Subsidiaries") on a combined basis; (ii) the "Consolidating Adjustments," which represent the adjustments necessary to eliminate the investments in our subsidiaries, other intercompany balances and other intercompany sales and cost of sales among Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (iii) the resulting totals, reflecting information for us on a consolidated basis, as reported. The condensed consolidating financial information should be read in conjunction with our consolidated financial statements herein.
The Non-Guarantor Subsidiaries include Kaiser Aluminum Mill Products, Inc., Kaiser Aluminum Canada Limited, Trochus Insurance Company, Kaiser Aluminum France, S.A.S., Kaiser Aluminum Beijing Trading Company, Imperial Machine & Tool, Co. and Solid Innovations, LLC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions of dollars)
June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$120.8	$1.6	$—	$122.4
Short-term investments	—	24.4	—	—	24.4
Receivables:
Trade receivables, net	—	173.0	5.1	—	178.1
Intercompany loans receivable	74.0	0.5	4.5	(79.0)	—
Other	—	24.2	0.9	—	25.1
Contract assets	—	44.8	2.1	—	46.9
Inventories	—	216.3	14.8	—	231.1
Prepaid expenses and other current assets	—	21.1	0.6	—	21.7
Total current assets	74.0	625.1	29.6	(79.0)	649.7
Investments in and advances to subsidiaries	1,047.7	95.2	0.2	(1,143.1)	—
Property, plant and equipment, net	—	579.8	34.0	—	613.8
Operating lease assets	—	26.8	—	—	26.8
Long-term intercompany loans receivable	—	—	10.4	(10.4)	—
Deferred tax assets, net	—	12.4	—	3.1	15.5
Intangible assets, net	—	22.9	8.1	—	31.0
Goodwill	—	18.8	25.2	—	44.0
Other assets	—	41.3	—	—	41.3
Total	$1,121.7	$1,422.3	$107.5	$(1,229.4)	$1,422.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1.7	$95.1	$4.5	$—	$101.3
Intercompany loans payable	—	78.8	0.2	(79.0)	—
Accrued salaries, wages and related expenses	—	28.7	1.7	—	30.4
Other accrued liabilities	2.8	46.7	0.8	(3.1)	47.2
Total current liabilities	4.5	249.3	7.2	(82.1)	178.9
Long-term portion of operating lease liabilities	—	26.0	—	—	26.0
Net liabilities of Salaried VEBA	—	32.6	—	—	32.6
Deferred tax liabilities	—	—	4.2	—	4.2
Long-term intercompany loans payable	—	10.4	—	(10.4)	—
Long-term liabilities	—	59.7	3.5	—	63.2
Long-term debt	370.9	—	—	—	370.9
Total liabilities	375.4	378.0	14.9	(92.5)	675.8

Total stockholders' equity	746.3	1,044.3	92.6	(1,136.9)	746.3
Total	$1,121.7	$1,422.3	$107.5	$(1,229.4)	$1,422.1

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Quarter Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$366.9	$23.7	$(15.3)	$375.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	296.0	22.5	(15.0)	303.5
Depreciation and amortization	—	11.1	1.0	—	12.1
Selling, general, administrative, research and development	1.4	25.6	0.5	(0.3)	27.2
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.4	332.8	24.0	(15.3)	342.9
Operating (loss) income	(1.4)	34.1	(0.3)	—	32.4
Other (expense) income:
Interest expense	(5.4)	(0.5)	—	0.1	(5.8)
Other (expense) income, net	—	(0.1)	0.1	(0.1)	(0.1)
(Loss) income before income taxes	(6.8)	33.5	(0.2)	—	26.5
Income tax provision	—	(9.0)	—	1.7	(7.3)
Earnings (loss) in equity of subsidiaries	26.0	(0.2)	—	(25.8)	—
Net income (loss)	$19.2	$24.3	$(0.2)	$(24.1)	$19.2

Comprehensive income (loss)	$16.0	$21.1	$(0.2)	$(20.9)	$16.0

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions of dollars)
Six Months Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$752.6	$52.6	$(34.7)	$770.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	—	605.0	47.5	(33.9)	618.6
Depreciation and amortization	—	22.0	2.0	—	24.0
Selling, general, administrative, research and development	2.5	47.8	2.9	(0.8)	52.4
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	2.5	674.9	52.4	(34.7)	695.1
Operating (loss) income	(2.5)	77.7	0.2	—	75.4
Other (expense) income:
Interest expense	(10.6)	(1.1)	—	0.2	(11.5)
Other income, net	—	0.2	0.4	(0.2)	0.4
(Loss) income before income taxes	(13.1)	76.8	0.6	—	64.3
Income tax provision	—	(20.0)	(0.3)	3.2	(17.1)
Earnings in equity of subsidiaries	60.3	0.3	—	(60.6)	—
Net income	$47.2	$57.1	$0.3	$(57.4)	$47.2

Comprehensive income	$53.7	$63.6	$0.3	$(63.9)	$53.7

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions of dollars)
Six Months Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14.8)	$85.0	$0.3	$—	$70.5
Cash flows from investing activities:
Capital expenditures	—	(29.0)	(0.9)	—	(29.9)
Purchase of available for sale securities	—	(33.0)	—	—	(33.0)
Purchase of equity securities	—	(0.7)	—	—	(0.7)
Proceeds from disposition of available for sale securities	—	45.7	—	—	45.7
Proceeds from disposal of property, plant and equipment	—	0.2	—	—	0.2
Intercompany loans receivable	69.7	(0.4)	(0.8)	(68.5)	—
Net cash provided by (used in) investing activities	69.7	(17.2)	(1.7)	(68.5)	(17.7)
Cash flows from financing activities:
Repayment of finance lease	—	(0.6)	—	—	(0.6)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.2)	—	—	—	(6.2)
Repurchase of common stock	(28.6)	—	—	—	(28.6)
Cash dividends and dividend equivalents paid	(20.1)	—	—	—	(20.1)
Intercompany loans payable	—	(68.6)	0.1	68.5	—
Net cash (used in) provided by financing activities	(54.9)	(69.2)	0.1	68.5	(55.5)
Net decrease in cash, cash equivalents and restricted cash during the period	—	(1.4)	(1.3)	—	(2.7)
Cash, cash equivalents and restricted cash at beginning of period	—	136.3	3.3	—	139.6
Cash, cash equivalents and restricted cash at end of period	$—	$134.9	$2.0	$—	$136.9

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

15. Subsequent Events
Dividend Declaration. On July 15, 2019, we announced that our Board of Directors declared a cash dividend of $0.60 per common share. As such, we expect to pay approximately $9.7 million (including dividend equivalents) on or about August 15, 2019 to stockholders of record and the holders of certain restricted stock units at the close of business on July 25, 2019.

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
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended June 30, 2019;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired on September 19, 2018, is located in Columbia, New Jersey and focuses on multi-material additive manufacturing "3D Printing"

and machining technologies for aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the six months ended June 30, 2019 totaled $770.5 million on 318.3 million pounds shipped from these 13 focused facilities. We employed approximately 2,875 people at June 30, 2019.
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
Highlights of the quarter ended June 30, 2019 include:

•	Excellent execution of the planned outage at our Trentwood facility;

•
Continued strength in Aero/HS products shipments despite our Trentwood facility planned outage, offset by reduced general engineering plate shipments to accommodate aerospace customer commitments and reduced Automotive Extrusions shipments reflecting end-of-life programs not yet replaced by new programs;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility of approximately $438.8 million as of June 30, 2019;

•	Cash dividend and dividend equivalents payment of $9.9 million; and

•	Repurchase of 108,177 shares of our common stock for $10.2 million at a weighted average price of $95.00.

Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $375.3 million and $415.4 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, reflecting a 13.2 million pound (8%) decrease in shipment volume and a $0.05/lb (2%) decrease in average realized sales price per pound. The shipment volume decrease primarily reflected: (i) a 9.5 million pound (13%) decrease in GE products primarily due to the reallocation of a portion of our heat-treat plate capacity from general engineering to aerospace plate in order to meet aerospace customer commitments, as well as temporary plate capacity constraints related to the planned outage at our Trentwood facility and (ii) a 6.1 million pound (21%) decrease in Automotive Extrusions reflecting the transition from end-of-life automotive programs to new programs, partially offset by a 3.8 million pound (6%) increase in Aero/HS products due to solid demand for our products. The decrease in average realized sales price per pound reflected a $0.15/lb (12%) decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.10/lb (8%) increase in VAR per pound due to the recognition of price increases on non-contract sales. See the table in "Selected Operational and Financial Information" below for further details.
Net sales totaled $770.5 million and $803.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, reflecting a 16.7 million pound (5%) decrease in shipment volume, partially offset by a $0.02/lb (1%) increase in average realized sales price per pound. The shipment volume decrease primarily reflected: (i) a 20.8 million pound (14%) decrease in GE products primarily due to the reallocation of a portion of our capacity for heat-treat plate from general engineering to aerospace plate in order to meet aerospace customer commitments, as well as temporary plate capacity constraints related to the planned outage at our Trentwood facility and (ii) a 7.2 million pound (13%) decrease in Automotive Extrusions reflecting the transition from end-of-life automotive programs to new programs, partially offset by a 13.4 million pound (11%) increase in Aero/HS products due to solid demand for our products. The increase in average realized sales price per pound reflected an $0.11/lb (9%) increase in VAR per pound due primarily to strength in demand for our Aero/HS products and higher pricing on non-contract sales of GE products, partially offset by a $0.09/lb (8%) decrease in average Hedged Cost of Alloyed Metal prices per pound. See the table in "Selected Operational and Financial Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2019 totaled $303.5 million, or 81% of Net sales, compared to $343.4 million, or 83% of Net sales, for the quarter ended June 30, 2018. The decrease of $39.9 million reflected a $39.1 million decrease in Hedged Cost of Alloyed Metal and a $0.8 million decrease in net manufacturing conversion and other costs. Of the $39.1 million decrease in Hedged Cost of Alloyed Metal, $23.0 million was due to lower hedged metal prices and $16.1 million was due to lower shipment volume, as discussed above in "Net Sales." The $0.8 million decrease in net manufacturing conversion and other costs was due primarily to a decrease of $9.4 million related to lower shipment volume, partially offset by $8.6 million in costs related to: (i) the planned downtime at our Trentwood facility and (ii) manufacturing inefficiencies due to lower Automotive Extrusions shipments. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the quarters ended June 30, 2019 and June 30, 2018.
Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2019 totaled $618.6 million, or 80% of Net sales, compared to $660.1 million, or 82% of Net sales, for the six months ended June 30, 2018. The decrease of $41.5 million reflected a $47.8 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $6.3 million increase in net manufacturing conversion and other costs. Of the $47.8 million decrease in Hedged Cost of Alloyed Metal, $28.3 million was due to lower hedged metal prices and $19.5 million was due to lower shipment volume, as discussed above in "Net Sales." The $6.3 million increase in net manufacturing conversion and other costs reflected $17.4 million of higher costs associated with: (i) planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, and (ii) cost inefficiencies related to lower auto shipments, partially offset by a decrease of $11.1 million related to lower shipment volume. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the six months ended June 30, 2019 and June 30, 2018.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $27.2 million and $26.4 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $52.4 million and $50.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase for the quarter ended June 30, 2019 compared with June 30, 2018 was due primarily to an increase of $0.8 million in selling expenses. The increase for the six months ended June 30, 2019 compared with June 30, 2018 was due primarily to: (i) an increase of $1.5 million in selling expenses and (ii) an increase of $1.0 million in expenses related to salaries and wages.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 5.875% unsecured senior notes due May 15, 2024 ("Senior Notes") and our revolving credit facility, net of capitalized interest. Interest expense was $5.8 million and $5.7 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, net of $0.4 million of interest expense capitalized as part of construction in progress for each period, respectively.
Interest expense was $11.5 million and $11.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively, net of $0.9 million of interest expense capitalized as part of construction in progress for each period, respectively.
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
The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$19.2	$20.7	$47.2	$46.4
Interest expense	5.8	5.7	11.5	11.3
Other expense (income), net	0.1	0.5	(0.4)	0.4
Income tax provision	7.3	7.8	17.1	13.7
Depreciation and amortization	12.1	10.9	24.0	21.4
Non-run-rate items:
Adjustments to plant-level LIFO[1]	1.0	3.3	(0.8)	(2.4)
Mark-to-market loss on derivative instruments[2]	1.5	5.5	3.9	11.8
Workers' compensation cost (benefit) due to discounting	0.4	—	0.7	(0.4)
Non-cash asset impairment charge	0.1	—	0.1	0.1
Environmental expenses[3]	—	0.2	0.4	0.5
Total non-run-rate items	3.0	9.0	4.3	9.6
Adjusted EBITDA	$47.5	$54.6	$103.7	$102.8
____________________

[1]
We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]
Mark-to-market loss on derivative instruments represents the reversal of mark-to-market gain on hedges entered into prior to our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") on January 1, 2018 and settled in the periods presented above. Adjusted EBITDA reflects the realized loss of such settlements.

[3]
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended June 30, 2019 was $7.1 million lower than Adjusted EBITDA for the quarter ended June 30, 2018. The decrease reflected: (i) a $10.2 million impact relating to maintenance costs, operating inefficiencies and lost production and shipments associated with the planned downtime at our Trentwood facility and (ii) improved pricing on non-contract sales, partially offset by lower automotive shipments and other cost inefficiencies.
Adjusted EBITDA for the six months ended June 30, 2019 was $0.9 million higher than Adjusted EBITDA for the six months ended June 30, 2018 due to a $14.8 million increase in VAR, as discussed in "Net Sales" above, partially offset by the negative impact associated with both planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, and lower Automotive Extrusions shipments.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Aero/HS Products:
Shipments (mmlbs)	64.0		60.2		131.0		117.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$189.4	$2.96	$185.0	$3.07	$387.9	$2.96	$355.2	$3.02
Less: Hedged Cost of Alloyed Metal	(68.7)	(1.07)	(71.2)	(1.18)	(142.3)	(1.09)	(134.7)	(1.14)
Value added revenue	$120.7	$1.89	$113.8	$1.89	$245.6	$1.87	$220.5	$1.88

Automotive Extrusions:
Shipments (mmlbs)	22.7		28.8		48.3		55.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$45.5	$2.00	$67.3	$2.34	$98.5	$2.04	$127.8	$2.30
Less: Hedged Cost of Alloyed Metal	(23.9)	(1.05)	(35.7)	(1.24)	(51.2)	(1.06)	(66.0)	(1.19)
Value added revenue	$21.6	$0.95	$31.6	$1.10	$47.3	$0.98	$61.8	$1.11

GE Products:
Shipments (mmlbs)	62.7		72.2		125.7		146.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$128.2	$2.04	$147.9	$2.05	$258.2	$2.05	$291.2	$1.99
Less: Hedged Cost of Alloyed Metal	(67.0)	(1.06)	(88.7)	(1.23)	(135.5)	(1.07)	(171.7)	(1.17)
Value added revenue	$61.2	$0.98	$59.2	$0.82	$122.7	$0.98	$119.5	$0.82

Other Products:
Shipments (mmlbs)	6.3		7.7		13.3		15.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$12.2	$1.94	$15.2	$1.97	$25.9	$1.95	$29.2	$1.90
Less: Hedged Cost of Alloyed Metal	(6.5)	(1.04)	(9.6)	(1.24)	(13.9)	(1.05)	(18.2)	(1.19)
Value added revenue	$5.7	$0.90	$5.6	$0.73	$12.0	$0.90	$11.0	$0.71

Total:
Shipments (mmlbs)	155.7		168.9		318.3		335.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$375.3	$2.41	$415.4	$2.46	$770.5	$2.42	$803.4	$2.40
Less: Hedged Cost of Alloyed Metal	(166.1)	(1.07)	(205.2)	(1.22)	(342.9)	(1.08)	(390.6)	(1.17)
Value added revenue	$209.2	$1.34	$210.2	$1.24	$427.6	$1.34	$412.8	$1.23

Outlook
Although timing of the Boeing 737-MAX resolution is uncertain, our second half of 2019 Aero/HS products order book is strong with solid visibility well into 2020. We expect our new Automotive Extrusions programs will continue to gather momentum in the second half of 2019 with increased year-over-year shipments and we remain very optimistic for strong Automotive Extrusions content growth in 2020 through 2021. Industrial demand also remains strong, but is moderating, and we anticipate normal seasonal demand weakness in the second half of 2019.
Our outlook for the full year 2019 remains unchanged. Despite the drag on first half of 2019 results from planned and unplanned downtime at our Trentwood facility, we continue to anticipate an EBITDA margin (Adjusted EBITDA as a percentage of VAR) above 25% and a low- to mid-single digit percent year-over-year increase in both shipments and VAR.
Liquidity and Capital Resources
Summary
The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	June 30, 2019	December 31, 2018
Available cash and cash equivalents	$122.4	$125.6
Short-term investments	24.4	36.7
Borrowing availability under Revolving Credit Facility, net of letters of credit	292.0	292.0
Total liquidity	$438.8	$454.3
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
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $14.5 million at June 30, 2019 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 12 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2019, or as of December 31, 2018.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2019	2018
Total cash provided by (used in):
Operating activities	$70.5	$84.0
Investing activities	$(17.7)	$75.9
Financing activities	$(55.5)	$(45.4)

Cash provided by operating activities for the six months ended June 30, 2019 reflected: (i) a reduction in contract assets of $8.0 million driven primarily by timing of shipments related to revenue on products recognized over-time; (ii) an increase in inventory of $16.0 million due partially to the planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, as well as the transition to new Automotive Extrusions programs; and (iii) a decrease in accounts payable of $13.4 million driven predominantly by the timing of metal purchases.
Cash provided by operating activities for the six months ended June 30, 2018 reflected: (i) an increase in accounts payable of $43.9 million driven predominantly by the timing of metal purchases and increase in metal price and (ii) $15.7 million in other non-cash changes in assets and liabilities due primarily to an $11.8 million unfavorable impact from the reversal of mark-to-market gain on hedges entered into prior to our adoption of ASU 2017-12 on January 1, 2018 and settled in the quarter ended June 30, 2018. Cash provided by operating activities was partially offset by: (i) an increase in trade and other receivables of $29.6 million due primarily to the timing of sales and increase in metal price and (ii) an increase in inventory of $10.0 million.
See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and June 30, 2018.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements for at least the next twelve months, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	July 22, 2019	June 30, 2019
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$300.0	$300.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.0)	(8.0)
Remaining borrowing availability	$292.0	$292.0
Borrowing rate (if applicable)[1]	5.75%	5.75%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
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
Total capital expenditures were $29.9 million and $35.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. A significant portion of our capital spending over the past several years related to the Trentwood modernization project, which has focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment has also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. As a byproduct of the efficiency improvements completed during 2017, we gained incremental manufacturing capacity to enable sales growth in 2018 and beyond. The remainder of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve product quality, expand capacity or enhance operational security.
We anticipate our capital spending in 2019 will be approximately $75.0 million to $80.0 million and include continued spending on the Trentwood modernization and spending at multiple locations for efficiency improvements and operational security. Capital investments will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
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
See our Statements of Consolidated Stockholders' Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters and six months ended June 30, 2019 and June 30, 2018, and declared subsequent to June 30, 2019.

Repurchases of Common Stock
From time to time, we repurchase shares pursuant to a stock repurchase program authorized by our Board of Directors. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to, among other things, internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified or terminated by our Board of Directors at any time. See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding repurchases of common stock made during the quarters and six months ended June 30, 2019 and June 30, 2018 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.
Participants of the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the six months ended June 30, 2019 and June 30, 2018, 58,783 and 68,124 common shares, respectively, were withheld and canceled for this purpose. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our in our Annual Report on Form 10-K for the year ended December 31, 2018, to preserve our ability to fully use our net operating loss carryforwards and other significant tax attributes, we: (i) adopted a tax asset protection rights plan ("Tax Asset Rights Plan"), which is designed to deter transfers of our stock that could result in an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986 ("Code") and (ii) implemented stock transfer restrictions ("Transfer Restrictions"), which restrict transfers of our common stock by any person who owns, or would become an owner of, 4.99% or more of our stock as determined under Section 382 of the Code. The Tax Asset Rights Plan expired in accordance with its terms on April 7, 2019, and the Transfer Restrictions expired in accordance with their terms on May 26, 2019.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the six months ended June 30, 2019, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.
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
During the quarters ended June 30, 2019 and June 30, 2018, settlements of derivative contracts covering 100.1 million pounds and 101.7 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At June 30, 2019, we had derivative contracts with respect to approximately 66.5 million pounds, 32.5 million pounds and 1.0 million pounds to hedge sales to be made in the remainder of 2019, 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of June 30, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $10.0 million and $13.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of June 30, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.7 million and $1.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of June 30, 2019, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of June 30, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of June 30, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.5 million and $0.3 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of June 30, 2019. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $8.2 million and $4.0 million on June 30, 2019 and December 31, 2018, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of June 30, 2019 and December 31, 2018 would have resulted in an unrealized mark-to-market loss of $1.8 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2019:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2019 - April 30, 2019	—	$—	14,379	$103.88	$129.8
May 1, 2019 - May 31, 2019	—	—	50,100	93.61	$125.1
June 1, 2019 - June 30, 2019	12,395	92.24	43,698	93.68	$121.0
Total	12,395	$92.24	108,177	$95.00	N/A
____________________

[1]
Under our equity incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares. All such shares withheld by us were canceled on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In April 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. In September 2018, our Board of Directors authorized us to repurchase an additional indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. Neither authorization has an expiration date.

See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Neal E. West
Neal E. West
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer Huey
Jennifer Huey
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 26, 2019