Form 10-K
period 2019-12-31
KAISER ALUMINUM CORP
filed 2020-02-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019) was approximately $1.5 billion.
As of February 14, 2020, there were 15,854,182 shares of the Common Stock of the registrant outstanding.
Documents Incorporated by Reference. Certain portions of the registrant's definitive proxy statement related to the registrant's 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and we undertake no obligation to update or revise any information contained in this Report or to publicly release any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Report except as required by law.
Item 1. Business
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and statements, and other information with the Securities and Exchange Commission ("SEC"). You may obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC are made available free of charge on our website at http://www.kaiseraluminum.com as soon as reasonably practicable after we file or furnish the materials with the SEC. News releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community, and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website. Information on our website is not incorporated into this Report unless expressly noted.
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
Similarly, in the areas of extruded and drawn aluminum mill products, we focus on demanding Aero/HS products, Automotive Extrusions and GE products that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. We primarily serve North American demand for extruded and drawn aluminum mill products.

Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired on September 19, 2018, is located in Columbia, New Jersey and focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control ("CNC") machining, additive manufacturing ("3D Printing"), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. In 2019, our consolidated Net sales totaled $1.5 billion on 625.0 million pounds shipped from our facilities. We employed approximately 2,820 people at December 31, 2019.
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
We strive to strengthen our competitive position through strategic capital investments aimed at increasing our capacity and expanding our manufacturing capabilities. Over the past decade, we have made significant organic investments at our Trentwood rolling mill to more than triple our capacity and have expanded our capabilities to capitalize on the demand growth for heat treat plate in our end markets for Aero/HS products and GE products. We have also made significant investments to expand capacity and enhance our capabilities across our automotive platform to facilitate sales growth in Automotive Extrusions. In addition, we have invested, and continue to invest, to enhance manufacturing cost efficiency, to improve product quality and to promote operational security across our platform.
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
Because we recognize that we operate in cyclical markets, another key component of our business model is to maintain financial strength and flexibility through the business and economic cycles to continue to support our strategic growth initiatives and return cash to shareholders. We manage and monitor our financial strength through routine analysis of our liquidity position under scenarios of varying business and economic cycles.
Kaiser Aluminum was founded by Henry J. Kaiser in 1946 with the lease and eventual purchase of three aluminum facilities from the United States government. Over the ensuing decades, Kaiser Aluminum grew to become a fully-integrated aluminum company involved in all aspects of the aluminum industry. From 2000 to 2010, as a result of a strategic reassessment of our competitive positions in the upstream and downstream portions of the aluminum industry, we divested or closed our non-strategic bauxite mining, alumina refining and primary aluminum operations and focused on downstream operations where we had a competitive advantage. Consequently, we no longer participate in commodity segments within the aluminum industry and focus solely on the production of semi-fabricated specialty aluminum products for major suppliers and manufacturers for applications in our chosen aerospace/high strength, automotive, general engineering and other industrial end market applications.
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
Automotive Extrusions. Automotive Extrusions consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, crash management systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. In recent years, automotive original equipment manufacturers ("OEMs") and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States' Corporate Average Fuel Economy ("CAFE") or equivalent state regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.
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
Other Products. Other products consist of extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. Demand for Other products tends to mirror broad economic patterns and industrial activity in North America. We continue to exit these non-core applications and redirect our resources and production capacity to focus on strategic Aero/HS products, Automotive Extrusions and GE products.
Manufacturing Processes
We use two main processes, flat rolling and extrusion/drawing, to produce our fabricated products in the desired forms and dimensions and with the desired physical properties. Both processes start by heating aluminum, a rolling ingot or extrusion billet to an elevated temperature at which the metal is malleable and then applying pressure in a manner that both forces the metal into a desired shape and begins the "working" of the metal to enhance its strength and related properties.
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
Extrusion/Drawing. Our extrusion process begins with a cast billet, which is an aluminum cylinder of varying length and diameter cut from a cast log. After heating the billet to make the metal malleable, it is placed into an extrusion press and squeezed (extruded) through a die that gives the material the desired two-dimensional cross section. The material can be quenched as it leaves the press, or processed through a post-extrusion heat treatment cycle, to control the material's physical properties. The extrusion is straightened, typically by stretching, and then cut to length before being hardened in aging ovens. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The primary purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. Extruded and drawn semi-fabricated products are manufactured in a variety of alloys and a range of tempers.
Additionally, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion. To produce the ingot or log, we purchase primary aluminum, recycled scrap aluminum segregated by alloys and other metals (including copper, zinc and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular alloy. When the desired chemical composition of the molten metal has been achieved, it is poured into a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; Newark, Ohio and Sherman, Texas produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood facility casts rolling ingot for its own consumption.
On September 19, 2018, we acquired Imperial Machine & Tool Co. ("IMT"), a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding and fabrication for aerospace and defense, automotive, high tech and general industrial applications.

A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2019 is shown below:

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
Raw Materials
To make our fabricated products, we purchase primary aluminum and scrap, or recycled, aluminum from third party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average Midwest Transaction Price ("Midwest Price"), which reflects the primary aluminum supply/demand dynamics in North America. The average Midwest Price is comprised of the average London Metal Exchange ("LME") plus average Midwest premium. The average LME and the average Midwest premium for 2019, 2018 and 2017 were $0.81 + $0.18, $0.96 + $0.19 and $0.89 + $0.09, respectively. Scrap aluminum is typically purchased at a discount to the Midwest Price but can require additional processing.
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
Pricing, Metal Price Risk Management and Hedging
As noted above, we purchase primary and scrap, or recycled, aluminum, our principal raw material, on a floating price basis typically based on the average Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuation through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. A majority of our customers for GE products and some of our customers for Aero/HS products pay a product price that incorporates the spot price of primary aluminum (Midwest Price) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we generally can pass metal price risk through to customers. For some of our higher value added revenue products sold on a spot basis, however, the pass through of metal price movements can lag by several months (the timing of which depends in part on market conditions), with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of metal price swings for these higher value added revenue products.

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

•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 182.4, 200.6 and 185.6 during 2019, 2018 and 2017, respectively.

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
Sales, Marketing and Distribution
Industry sales for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, Western Europe and China and by independent sales agents in other regions of Asia, Latin America and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS products, Automotive Extrusions and GE products.
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
Customers
In 2019, we had over 730 customers, of which, our two largest customers were Reliance Steel & Aluminum Co. ("Reliance") and The Boeing Company ("Boeing"). While the loss of Reliance or Boeing as customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing either as a customer is remote. See Note 16 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.
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
The acquisition of IMT with its facility in Columbia, New Jersey provides us with significant technology and intellectual property that complements our metallurgical and application engineering expertise to further advance our capability to deliver highly engineered solutions for our customers. IMT's multi-material expertise in aluminum, titanium, tantalum, molybdenum, nickel alloys, tungsten, cobalt chromium and stainless steel offers a differentiated approach by combining traditional machining know-how and related technical capabilities with additive manufacturing expertise to drive innovative solutions over the longer term.
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
Employees
At December 31, 2019, we employed approximately 2,820 people, of which approximately 2,760 were employed in our manufacturing locations and approximately 60 were employed in our corporate office in Foothill Ranch, California.
The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2019. As indicated in the table, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW"), International Association of Machinists ("IAM") and International Brotherhood of Teamsters ("Teamsters"). See Note 16 of Notes to Consolidated Financial Statements in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2021
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2020
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2021
London, Ontario (Canada)	USW Canada	Feb 2022
Los Angeles, California	Teamsters	Apr 2022
Newark, Ohio	USW	Sep 2025
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2020/Nov 2020
Sherman, Texas	IAM	Apr 2022
Spokane, Washington (Trentwood)	USW	Sep 2025
Environmental Matters
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such environmental laws and regulations and to potential claims and litigation based upon such laws and regulations.
We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in this Report.
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

•
Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company, which directly holds the assets and liabilities associated with our manufacturing operations (excluding those assets and liabilities associated with our Columbia, New Jersey and London, Ontario facilities and certain of the assets and liabilities associated with our operations in the State of Washington) and owns 100% of the ownership interest of:

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

WE ARE SUBJECT TO CHANGES IN DEMAND FOR OUR PRODUCTS.
We operate in a highly competitive industry.
We compete with others in the fabricated products segment of the aluminum industry based upon quality, availability, price, customer service and delivery performance. Some of our competitors are substantially larger than we are, have greater financial resources than we do, operate more facilities than we do, are geographically closer to our customers than we are, employ more efficient or advanced technologies than we do, or have other strategic advantages. Additionally, new parties may become capable of manufacturing similar products and qualifying them with our customers, which could lead to further competitive pressure. Competitors' facilities located in certain other countries may have a manufacturing cost advantage compared to our facilities, which are located in the United States and Canada. Such foreign competitors may sell products similar to our products at lower prices as a result of having lower manufacturing costs or due to currency exchange rates that periodically favor foreign competition. Some foreign competitors may also dump their products in the United States and Canada in violation of existing trade laws. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. Additionally, we may not be able to reduce our cost structure and our selling prices to be competitive with others, and tariffs introduced to protect manufacturers in the United States and Canada from foreign price competition may not be fully effective. Increased competition could cause a reduction in demand for our products and our shipment volumes, our product pricing or both shipment volumes and product pricing, which could have an adverse effect on our financial position, results of operations and cash flows.
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
Sensitivity to fuel prices, an increased preference for environmentally friendly alternatives and other consumer preferences can influence consumer demand for motor vehicles that have a higher content of the aluminum Automotive Extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.

WE ARE SUBJECT TO SALES-RELATED RISKS.
We depend on a core group of significant customers.
In 2019, Reliance and Boeing were our two largest customers, representing approximately 25% and 17%, respectively, of our net sales. Our five largest customers in total accounted for approximately 55% of our 2019 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.
We experience fluctuation in certain costs that we cannot pass through to our customers and face pressure from our customers on pricing.
We are unable to pass fluctuations of certain costs through to our customers, including the cost of energy, certain raw materials and freight. Further, cost cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient productivity improvements and cost savings in the future to offset reductions in our selling prices and increases in our costs that we cannot pass through to our customers, our financial position, results of operations and cash flows could be adversely affected.

WE OPERATE GLOBALLY AND ARE SUBJECT TO GEO-POLITICAL RISKS.
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

WE ARE VULNERABLE TO PRODUCT AND MANUFACTURING-RELATED RISKS.
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
The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions and supply interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at our Trentwood facility where our production of plate and sheet is concentrated, could significantly compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows could be adversely affected by such events.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR STRATEGIC TRANSACTIONS AND INITIATIVES.
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

WE ARE SUBJECT TO COMMODITY-RELATED PRICE FLUCTUATIONS.
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

WE ARE SUBJECT TO RISKS RELATED TO OUR INDEBTEDNESS.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our 4.625% Senior Notes due 2028 ("4.625% Senior Notes") contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
A breach of the covenants or restrictions under our revolving credit facility or under the indenture governing the 4.625% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our revolving credit facility or our indenture for our 4.625% Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
More detailed descriptions of our revolving credit facility and the indenture governing our 4.625% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.
Restrictive covenants in our debt instruments contain significant qualifications and exceptions.
While our revolving credit facility and the indenture governing the 4.625% Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made or incremental debt incurred in compliance with these limitations could be substantial.
As indicated above, more detailed descriptions of our revolving credit facility and the indenture governing our 4.625% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the 4.625% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and holders of the 4.625% Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.
We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our 4.625% Senior Notes or our revolving credit facility. Accordingly, repayments of our 4.625% Senior Notes and amounts due under our revolving credit facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment or otherwise. Our subsidiaries that are not guarantors of our revolving credit facility or the 4.625% Senior Notes have no obligation to pay amounts due on the revolving credit facility or the 4.625% Senior Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on our revolving credit facility, the 4.625% Senior Notes or other indebtedness.
Our inability to receive distributions from our subsidiaries, otherwise generate sufficient cash flows to satisfy our debt obligations or refinance our indebtedness on commercially reasonable terms, or at all, would adversely affect our financial position and results of operations.

WE ARE SUBJECT TO RISKS RELATED TO OUR COLLECTIVE BARGAINING AGREEMENTS.
Our failure to maintain satisfactory labor relations could adversely affect our business.
At December 31, 2019, approximately 62% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark, Ohio facilities are represented by the USW under a single contract that extends through September 2025. The USW also represents employees at five other facilities, two of which have contracts expiring in 2020. As part of any labor negotiation, the future wages, healthcare benefits and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all or result in strikes, work stoppages or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
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
Pursuant to agreements we have with the USW, the USW has the right, subject to certain limitations, to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2025. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2025.

WE ARE SUBJECT TO ENVIRONMENTAL-RELATED RISKS.
Environmental compliance, clean up and damage claims may decrease our cash flow and adversely affect our business.
We are subject to numerous environmental laws and regulations with respect to, among other things: air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. In addition to environmental laws and regulations, environmental activists, lobbyists and consumers have targeted corporations for the purported impact of their operations on the environment. Compliance with these environmental laws or the implications of any actions by third parties are and will continue to be costly.
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

WE ARE SUBJECT TO CYBERSECURITY AND PRIVACY RISKS.
We are subject to risks relating to our information technology systems.
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
A breach in cyber security could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption of our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cyber security, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Additionally, a breach could expose us, our customers, our suppliers and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means.
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

WE ARE SUBJECT TO RISKS RELATED TO TAX REGULATIONS.
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
Furthermore, our tax returns for certain past years are still subject to examination by taxing authorities, and the use of net operating loss carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination. After our net operating loss carryforwards and other significant tax attributes are fully utilized or if they become unavailable to us before we fully utilize them, our future income will not be shielded from federal and state income taxation and the funds otherwise available for general corporate purposes would be reduced.
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

WE MAY ENGAGE IN ACTIVITIES THAT AFFECT OUR COMMON STOCK.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restrictions.
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements. Additionally, our revolving credit facility and the indenture for our 4.625% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

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

•	the exertion of influence over us, individually or collectively, by a few entities with concentrated ownership of our stock;

•	failure to meet the expectations of investors, including recent environmental, sustainability and governance expectations and other factors that are beyond the control of an individual company;

•
disputes, legal proceedings or investigations, whether meritorious or not, with respect to a variety of matters, including matters related to personal injury, employees, taxes, contracts and product liability;

•	taxation by multiple jurisdictions and the impact of such taxation on effective tax rate and the amount of taxes paid;

•	changes in tax laws and regulations; and

•	compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the potential impact of compliance failures.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding the location, size and ownership of our principal production facilities as of December 31, 2019 is below:

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
Holders
As of February 14, 2020, there were approximately 493 holders of record of our common stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the S&P SmallCap 600 Index; (ii) the Russell 2000 Index; and (iii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2014 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the S&P SmallCap 600 Index,
the Russell 2000 Index, and the S&P SmallCap 600 Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Kaiser Aluminum Corporation
S&P SmallCap 600 Index
Russell 2000 Index
S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities
The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2019:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2019 - October 31, 2019	—	$—	28,152	$98.63	$106.1
November 1, 2019 - November 30, 2019	—	—	3,500	108.99	$105.7
December 1, 2019 - December 31, 2019	—	—	1,000	108.32	$105.6
Total	—	$—	32,652	$100.04	N/A
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

Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report (in millions of dollars, except shipments and per share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Shipments (mm lbs)	625.0	652.4	625.7	614.3	615.4
Net sales	$1,514.1	$1,585.9	$1,397.5	$1,330.6	$1,391.9
Net income (loss)[1]	$62.0	$91.7	$45.4	$91.7	$(236.6)
Net income (loss) per share - Basic	$3.88	$5.53	$2.67	$5.15	$(13.76)
Net income (loss) per share - Diluted	$3.83	$5.43	$2.63	$5.09	$(13.76)
Cash dividends declared per common share	$2.40	$2.20	$2.00	$1.80	$1.60
Capital expenditures	$60.2	$74.1	$75.5	$76.1	$63.1
Depreciation and amortization expense	$49.1	$43.9	$39.7	$36.0	$32.4

_____________________

1.
Net income for 2019 included goodwill impairment and debt restructuring charges (see Note 4 and Note 9, respectively, of Notes to Consolidated Financial Statements included in this Report for further details). Net income for 2017 included goodwill impairment and the impact of the Tax Cuts and Jobs Act (see Note 4 and Note 13, respectively, of Notes to Consolidated Financial Statements included in this Report for further details). Net loss for 2015 included the impact of removing the net assets of the voluntary employees' beneficiary association that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents ("Union VEBA") and related deferred tax liabilities from our Consolidated Balance Sheets (see Note 5 of Notes to Consolidated Financial Statements included in this Report for further details).

	December 31,
	2019	2018	2017	2016	2015
Assets:
Total assets[1]	$1,526.2	$1,419.3	$1,385.2	$1,443.5	$1,246.9
Cash and short-term investments	$343.0	$162.3	$234.8	$286.2	$102.5
Long-term borrowings (at face value), including amounts due within one year	$500.0	$375.0	$375.0	$375.0	$197.8
_____________________

1.	The 2015 Total assets reflected the removal of the Union VEBA net assets from our Consolidated Balance Sheets during the first quarter of 2015.
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

•	Management Review of 2019 and Outlook for the Future;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements;

•	Critical Accounting Estimates and Policies; and

•	New Accounting Pronouncements.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Report. For detailed discussion of items impacting the year ended December 31, 2017, as well as a year-to-year comparison of our financial position and results of operations for the years ended December 31, 2018 and December 31, 2017, refer to Part II, Item 7. "Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.
This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles ("GAAP") in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are value added revenue ("VAR"), earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items ("Adjusted EBITDA") and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

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
Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi-fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, "Hedged Cost of Alloyed Metal" is the cost of our metal inputs at the average Midwest Transaction Price ("Midwest Price") of aluminum plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see "Results of Operations - Selected Operational and Financial Information" below.
Management Review of 2019 and Outlook for the Future
Review
For the full year 2019, results were driven by increased aerospace and high strength products ("Aero/HS products") shipments and strong value added pricing, partially offset by lower general engineering ("GE products") and automotive ("Automotive Extrusions") shipments. Strong aerospace demand was driven by growing military airframe builds and restocking in the commercial aerospace supply chain. The strong demand provided a favorable environment for non-contract pricing on our Aero/HS products and GE products. Results were negatively impacted by heat treat plate capacity constraints at our Spokane, Washington ("Trentwood") facility due to planned and unplanned downtime during the first half of 2019. Lower shipments of our GE products resulted primarily from allocating a portion of our heat treat plate capacity to meet the strong aerospace demand during the year. In addition, demand for general engineering and industrial applications began to slow in the second half of 2019, and supply chain destocking resulted in additional pressure on demand for our products. Automotive Extrusions shipments reflected lower build rates, a significant number of automotive model changeovers and new program delays, in addition to the impact of the General Motors strike in the latter part of 2019.
Adjusted EBITDA for the full year 2019 reflected an approximately $15.0 million impact related to the Trentwood downtime, $5.0 million related to the General Motor's strike, and other costs and inefficiencies due to the transition of a number of automotive extrusion programs to new vehicle platforms, as previously noted. Non-recurring charges of $20.3 million associated with refinancing our $375.0 million, 5.875% senior notes and a non-cash goodwill impairment of $25.2 million related to the 2018 acquisition of Imperial Machine & Tool Co., were reflected in our reported Net income. The goodwill impairment was driven by a change in valuation of the additive manufacturing business which was determined to have a longer term horizon for development and acceptance than anticipated at the time of acquisition.
We also proactively took several actions to enhance our financial and operational position during the year. Capitalizing on attractive credit markets, we successfully completed two new debt financings that increased liquidity. This enhanced financial flexibility will support our strategic investment initiatives, ensuring our continued financial strength throughout the business and economic cycles. In addition, we recently finalized a new labor agreement for our two largest facilities in Trentwood and Newark, Ohio ("Newark") that extends through 2025. Our continued confidence in the long-term outlook for our business is reflected in our decision to increase our quarterly dividend by 12% to $0.67 per share, up from the 9% increase in early 2019, marking the ninth consecutive year we have increased the quarterly dividend.
Outlook
Looking forward, we expect that the impact of the Boeing 737 MAX situation on our Aero/HS products shipments will be offset by higher GE products and Automotive Extrusions shipments than in 2019, resulting in a low-single-digit year-over-year increase in both total shipments and VAR. With a market environment continuing to support strong value added pricing and with expected efficiency gains in both our automotive operations and at our Trentwood facility, we expect to achieve an EBITDA margin (Adjusted EBITDA as a percentage of VAR) above 26% for the full year.
Our Aero/HS products order book for 2020 is strengthened by increased defense spending and demand for the F35 Joint Strike Fighter, the F/A-18 Super Hornet, and other military applications. For the full year 2020, we expect a single-digit reduction in Aero/HS products shipments and VAR compared to the full year 2019. We also anticipate North American automotive build rates in 2020 to be similar to 2019 and expect double-digit year-over-year growth in our Automotive Extrusions shipments as new programs continue to come on stream. GE products demand is expected to be driven by strong semi-conductor demand and relief from the supply chain destocking that suppressed demand in the second half of 2019. Our shipments of non-core applications are expected to decline significantly in 2020 as capacity is allocated to more strategic applications.
Commencing in 2020, we will launch a $375.0 million, multi-year expansion and operational security investment project at our Trentwood facility. The Trentwood facility has consistently operated at capacity since 2004 and we expect this to continue in 2020. While the 737 MAX situation has short-term demand implications, we expect that the result will be pent-up long-term demand for commercial aerospace applications in addition to growing long-term demand for our heat treat plate products. The long-term fundamentals for strong secular growth in aerospace applications remain intact and the strategic investment and expansion project will further position us to capitalize on demand growth throughout the next decade and beyond.
The initial project at our Trentwood facility is a new $145.0 million heavy gauge plate stretcher that will relieve the load on our existing plate stretcher, which has operated at far greater production rates than anticipated when it was installed in 2008. The new stretcher will provide redundancy, efficiency and operational security for a critical operation in our process flow. Timing of other investment modules of the $375.0 million project will depend upon market conditions, although we currently expect to complete the full expansion project by 2025. Expected benefits include an increase in heat treat plate production capacity of approximately 25% in addition to enhanced quality, and cost and inventory efficiency.
Results of Operations
Fiscal 2019 Summary

•	For the year ended December 31, 2019 we reported Operating income of $125.7 million, VAR of $855.5 million and Adjusted EBITDA of $212.7 million.

•
Our liquidity was approximately $695.9 million as of December 31, 2019, comprised of our cash balances, short-term investments and net borrowing availability under our revolving credit facility (on which there were no outstanding borrowings).

•
We invested $60.2 million in capital spending for further capacity expansion, manufacturing cost efficiency, product quality and operational security. See "Liquidity and Capital Resources - Capital Expenditures and Investments" below.

•
In December 2019, we completed a new five-year Master Labor Agreement for our Trentwood and Newark facilities with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW") that commences in October 2020 and expires in September 2025.

•
In October 2019, we entered into a revolving credit facility ("Revolving Credit Facility"), which replaced the previously existing Revolving Credit Facility that was due to mature in December 2020. The new Revolving Credit Facility provides us with a $375.0 million funding commitment through October 30, 2024.

•
In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 2028 ("4.625% Senior Notes"), resulting in proceeds of $492.5 million, net of $7.5 million of transaction fees.

•
Using the proceeds received from our 4.625% Senior Notes, in December 2019, we redeemed all of our outstanding 5.875% unsecured senior notes due May 2024 ("5.875% Senior Notes"), resulting in a cash outflow for principal, redemption premium and accrued interest of $393.5 million.

•
We paid a total of approximately $39.4 million, or $2.40 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units.

•	We repurchased 445,421 shares of common stock in 2019 for an aggregate cost of $42.9 million pursuant to a stock repurchase program authorized by our Board of Directors.
Consolidated Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. "Financial Statements and Supplementary Data" of this Report.
Net Sales. We reported Net sales for 2019 of $1,514.1 million, compared to $1,585.9 million for 2018. The decrease in Net sales during 2019 compared to 2018 reflected a 27.4 million pound (4%) decrease in shipment volume and an $0.11/lb (9%) decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.10 (8%) increase in VAR per pound due primarily to a higher mix of Aero/HS products and higher non-contract pricing on both Aero/HS products and GE products. The shipment volume decrease reflected: (i) a 30.6 million pound (11%) decrease in GE products that resulted primarily from allocating a portion of our heat treat plate capacity to meet the strong demand for Aero/HS products during the year; (ii) an 11.5 million pound (36%) decrease in Other products as we continue to redirect our resources and production capacity to focus on our primary end market applications; (iii) a 10.1 million pound (10%) decrease in Automotive Extrusions reflecting lower build rates, model changeovers, program delays and the General Motors strike in the second half of 2019; and (iv) heat treat plate capacity constraints related to the planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, partially offset by a 24.8 million pound (10%) increase in Aero/HS products due restocking in the commercial aerospace supply chain and growing military airframe builds. See the table in "Selected Operational and Financial Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2019 totaled $1,215.2 million, or 80% of Net sales, compared to $1,300.7 million, or 82% of Net sales, in 2018. The decrease during 2019 compared to 2018 of $85.5 million reflected a $99.4 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $13.9 million increase in net manufacturing conversion and other costs. Of the $99.4 million decrease in Hedged Cost of Alloyed Metal, $67.5 million was due to lower hedged metal prices and $31.9 million was due to lower shipment volume, as discussed above in "Net Sales." The $13.9 million increase in net manufacturing conversion and other costs reflected $23.6 million of higher costs associated with: (i) planned and unplanned downtime at our Trentwood facility and (ii) cost inefficiencies related to lower Automotive Extrusions shipments, partially offset by a decrease of $9.7 million related to lower shipment volume. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for 2019 and 2018.
Depreciation and Amortization. Depreciation and amortization for 2019 was $49.1 million compared to $43.9 million for 2018. The increase in Depreciation and amortization of $5.2 million in 2019 compared to 2018 was due to various construction-in-progress projects being placed in service related primarily to the Trentwood modernization initiative and other manufacturing cost efficiency and product quality initiatives, as well as our acquisition of Imperial Machine & Tool Co. ("IMT") in September 2018.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $98.0 million in 2019 compared to $96.3 million in 2018. The increase during 2019 was due primarily to: (i) a $2.9 million increase in salaries and benefits, including consulting costs; (ii) a $1.3 million increase in miscellaneous selling and marketing costs; and (iii) a $0.8 million increase in miscellaneous corporate costs, partially offset by: (i) a $3.3 million decrease in incentive compensation expense based on performance factors and modifiers.
Goodwill Impairment. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Revolving Credit Facility, our 4.625% Senior Notes and our 5.875% Senior Notes, net of capitalized interest. The 5.875% Senior Notes were redeemed on December 18, 2019 (see Note 9 of Notes to Consolidated Financial Statements included in this Report). Interest expense was $24.6 million and $22.7 million for 2019 and 2018, respectively, net of $1.6 million and $1.7 million of interest expense capitalized as part of construction-in-progress, respectively, for both periods.
Other Expense, Net. See Note 12 of Notes to Consolidated Financial Statements included in this Report for details.
Income Tax Provision. The income tax provision for 2019 was $18.4 million, resulting in an effective tax rate of 22.9%. The difference between the effective tax rate and the projected blended statutory tax rate for 2019 was primarily due to a decrease of $7.7 million (10% of taxable income) for cumulative R&D credits recognized for the tax years 2010 through 2019, partially offset by: (i) an increase in unrecognized tax benefits, including interest and penalties, of $2.7 million (3% of taxable income); (ii) an increase of $1.7 million (2% of taxable income) for certain executive compensation; and (iii) an increase of $1.5 million (2% of taxable income) in the valuation allowance for federal and certain state net operating losses.
There was no material difference between the effective tax rate and the projected blended statutory tax rate for 2018.
Selected Operational and Financial Information
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Report.

The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Year Ended December 31,
	2019	2018
Net income	$62.0	$91.7
Interest expense	24.6	22.7
Other expense, net	20.7	0.9
Income tax provision	18.4	28.3
Depreciation and amortization	49.1	43.9
Non-run-rate items:
Adjustments to plant-level LIFO[1]	3.4	(3.1)
Mark-to-market loss on derivative instruments[2]	5.8	17.7
Workers' compensation cost (benefit) due to discounting	0.8	(0.5)
Goodwill impairment[3]	25.2	—
Non-cash asset impairment charges	0.9	1.4
Net periodic post retirement service cost relating to Salaried VEBA	0.1	0.1
Environmental expenses[4]	1.7	1.7
Total non-run-rate items	37.9	17.3
Adjusted EBITDA	$212.7	$204.8
_____________________

1.
We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

2.
Mark-to-market loss (gain) on derivative instruments for 2019 and 2018 represents the reversal of mark-to-market loss (gain) on hedges entered into prior to the adoption of Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") (see Note 1 of Notes to Consolidated Financial Statements included in this Report) and settled in 2019 and 2018. Adjusted EBITDA reflects the realized loss (gain) of such settlements.

3.	See Note 4 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the impairment of goodwill in 2019.

4.
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 10 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for 2019 was $7.9 million higher than Adjusted EBITDA for 2018 due to strong aerospace demand for our products and higher pricing on our non-contract business, as discussed in "Net Sales" above, partially offset by the negative impact associated with: (i) both planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively; (ii) the General Motors strike in the second half of 2019; and (iii) costs and related inefficiencies associated with transitioning our Automotive Extrusions from end-of-life to new program launches, as discussed in "Management Review of 2019 and Outlook for the Future" above.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Year Ended December 31,
	2019		2018
Aero/HS Products:
Shipments (mmlbs)	273.6		248.8
	$	$ / lb	$	$ / lb
Net sales	$803.2	$2.94	$739.4	$2.97
Less: Hedged Cost of Alloyed Metal	(292.0)	(1.07)	(284.4)	(1.14)
VAR	$511.2	$1.87	$455.0	$1.83

Automotive Extrusions:
Shipments (mmlbs)	94.3		104.4
	$	$ / lb	$	$ / lb
Net sales	$190.5	$2.02	$239.3	$2.29
Less: Hedged Cost of Alloyed Metal	(97.2)	(1.03)	(122.6)	(1.17)
VAR	$93.3	$0.99	$116.7	$1.12

GE Products:
Shipments (mmlbs)	236.3		266.9
	$	$ / lb	$	$ / lb
Net sales	$480.1	$2.03	$546.0	$2.05
Less: Hedged Cost of Alloyed Metal	(248.1)	(1.05)	(313.5)	(1.18)
VAR	$232.0	$0.98	$232.5	$0.87

Other Products:
Shipments (mmlbs)	20.8		32.3
	$	$ / lb	$	$ / lb
Net sales	$40.3	$1.94	$61.2	$1.89
Less: Hedged Cost of Alloyed Metal	(21.3)	(1.03)	(37.5)	(1.16)
VAR	$19.0	$0.91	$23.7	$0.73

Total:
Shipments (mmlbs)	625.0		652.4
	$	$ / lb	$	$ / lb
Net sales	$1,514.1	$2.42	$1,585.9	$2.43
Less: Hedged Cost of Alloyed Metal	(658.6)	(1.05)	(758.0)	(1.16)
VAR	$855.5	$1.37	$827.9	$1.27

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	December 31, 2019	December 31, 2018
Available cash and cash equivalents	$264.3	$125.6
Short-term investments	78.7	36.7
Borrowing availability under Revolving Credit Facility, net of letters of credit	352.9	292.0
Total liquidity	$695.9	$454.3
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
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $14.3 million at December 31, 2019 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 15 of Notes to Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a Revolving Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (see Note 9 of Notes to Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of December 31, 2019 or December 31, 2018.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Year Ended December 31,
	2019	2018
Total cash provided by (used in):
Operating activities	$232.3	$150.2
Investing activities	$(101.8)	$31.1
Financing activities	$8.5	$(106.0)
Cash provided by operating activities for the year ended December 31, 2019 included: (i) a decrease in inventory of $37.5 million to better align with operations; (ii) a decrease in trade and other receivables of $20.2 million driven primarily by improved collection efforts and a lower metal price; and (iii) a decrease in accounts payable of $24.5 million driven by reductions in the quantity and price of metal purchases.
Cash provided by operating activities for the year ended December 31, 2018 included: (i) an increase in accounts payable of $29.2 million driven predominantly by the timing of metal purchases and increase in metal price; (ii) a $21.9 million change in other non-cash changes in assets and liabilities due primarily to a $17.7 million unfavorable impact which reflected our adoption of ASU 2017-12 (see Note 1 of Notes to Consolidated Financial Statements included in this Report) as unrealized gain or loss on derivative instruments beginning January 1, 2018 was recognized within Other comprehensive income (loss), net of tax; (iii) an increase in trade and other receivables of $22.3 million driven primarily by timing and mix of sales with extended terms and an increase in metal price; and (iv) an increase in inventory of $45.0 million due primarily to higher inventory pounds to satisfy increased demand.
See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and December 31, 2018.

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
The table below summarizes recent availability and usage of our Revolving Credit Facility (in millions of dollars except for borrowing rate):

	February 14, 2020	December 31, 2019
Revolving Credit Facility borrowing commitment	$375.0	$375.0

Borrowing base availability	$331.1	$360.9
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.0)	(8.0)
Remaining borrowing availability	$323.1	$352.9
Borrowing rate (if applicable)[1]	5.00%	5.00%
_______________________

1.	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 9 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements - Contractual Obligations and Commercial Commitments" below for mandatory principal and cash interest payments on the outstanding borrowings under the 4.625% Senior Notes. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the 4.625% Senior Notes and the redemption of our 5.875% Senior Notes.
We do not believe that covenants in the indenture governing the 4.625% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
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
See Note 4 of Notes to Consolidated Financial Statements included in this Report for a discussion of our acquisition of IMT on September 19, 2018 for $43.2 million, net of cash received.

Total capital expenditures were $60.2 million and $74.1 million for 2019 and 2018, respectively. A significant portion of our capital spending over the past several years related to the Trentwood modernization project, which has focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment has also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. As a byproduct of the efficiency improvements completed during 2017, we gained incremental manufacturing capacity to enable sales growth in 2018 and beyond. The remainder of our capital spending for both years was allocated among our manufacturing locations on projects expected to reduce operating costs, improve product quality, expand capacity or enhance operational security.
We anticipate our capital spending in 2020 will be approximately $100.0 million to $125.0 million, primarily related to investment in a new heavy gauge plate stretcher at our Trentwood facility in addition to ongoing sustaining capital spending. Capital investments will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our 4.625% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
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
See our Statements of Consolidated Stockholders' Equity and Note 18 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends declared during 2019 and 2018 and subsequent to December 31, 2019.
Repurchases of Common Stock
See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding repurchases of common stock in 2019 and 2018 and the amounts authorized and available for future repurchases of common stock under our stock repurchase program.
See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during 2019 and 2018 in connection with the vesting of non-vested shares, restricted stock units and performance shares.
Environmental Commitments and Contingencies
See Note 10 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
The following table and discussion provide a summary of our significant contractual obligations and commercial commitments at December 31, 2019 (in millions of dollars):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
On-Balance Sheet:
Principal and interest on 4.625% Senior Notes	691.1	17.7	46.2	46.2	581.0
Standby letters of credit	8.0	6.9	1.1	—	—
Uncertain tax liabilities	1.2	—	—	—	—
Deferred compensation plan liability	8.1	—	—	—	—
Operating leases	39.3	5.4	8.4	6.8	18.7
Finance leases	7.5	1.6	2.7	1.9	1.3
Salaried VEBA variable contributions	2.9	2.9	—	—	—
Off-Balance Sheet:
VEBA administrative fees	1.8	0.3	0.6	0.6	0.3
Purchase obligations	274.3	227.5	46.7	0.1	—
Commitment fees on Revolving Credit Facility	4.5	0.9	1.8	1.8	—
Total contractual obligations	$1,038.7	$263.2	$107.5	$57.4	$601.3
Principal and Interest on 4.625% Senior Notes. Cash outlays related to our 4.625% Senior Notes consist of our principal obligations and interest obligations based on scheduled interest payments.
Standby Letters of Credit. The $8.0 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in October 2024.
Uncertain Tax Liabilities. At December 31, 2019, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2020 is contingent on the tax authorities' assessment, it is not practical to present annual payment information.
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
Finance Leases. Finance lease spending represents non-cancelable capital commitments as of December 31, 2019. We expect finance leases to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.
Salaried VEBA Variable Contributions. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information regarding our variable cash contributions to the voluntary employees' beneficiary association ("VEBA") that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents ("Salaried VEBA").
VEBA administrative fees. We are required to pay $0.3 million in annual administrative fees related to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents through September 2025.

Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase primary aluminum, recycled scrap aluminum, other metals, energy and equipment. We have various contracts with suppliers of metals that require us to purchase minimum quantities of these metals in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum required purchase quantities at the metal price at December 31, 2019. We believe the minimum required purchase quantities are lower than our current requirements for these metals. Actual quantities and actual metal prices at the time of purchase could be different. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in electricity and natural gas prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.
Commitment Fees on Revolving Credit Facility. Future commitment fees on our Revolving Credit Facility are estimated based on the amount of unused credit under the facility at December 31, 2019 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in October 2024. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2019.
Other Off-Balance Sheet Arrangements
In addition to our off-balance sheet items discussed in the "Contractual Obligations and Commercial Commitments" section above:

•	See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.

•
See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our long-term employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2020 and future years.

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

Revenue Recognition.

We decide at the outset of entering into contracts with customers whether our performance obligations as specified in these contracts are satisfied over time or at a point in time. To recognize revenue over time means that we will need to synchronize revenue recognition with progress toward completion of the performance obligation.

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

Approximately 60% of our business is recognized at a point in time with the remaining 40% recognized over time.

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

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.4 million to Net income for the year ended December 31, 2019.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $0.8 million to Net income for the year ended December 31, 2019.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2019, we do not believe any of our reporting units are at risk of failing the goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material. For further details on goodwill and intangible assets, see Note 4 of Notes to Consolidated Financial Statements included in this Report.

New Accounting Pronouncements
For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas and electricity, and also depend to a significant degree upon the volume and mix of products sold to customers. As discussed more fully in Note 8 of Notes to Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.
Aluminum
See Note 8 of Notes to Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
In 2019 and 2018, settlements of derivative contracts covering 182.4 million pounds and 200.6 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At December 31, 2019, we had derivative contracts with respect to approximately 81.2 million pounds and 23.3 million pounds to hedge sales to be made in 2020 and 2021, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of December 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $10.4 million and $13.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of December 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million and $1.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of December 31, 2019, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 8 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of December 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.0 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper as of December 31, 2019 and December 31, 2018, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.3 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of December 31, 2019.
We estimate that a $1.00 per mmbtu decrease in natural gas prices as of December 31, 2019 and December 31, 2018 would have resulted in an unrealized mark-to-market loss of $8.6 million and $4.0 million, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of December 31, 2019 and December 31, 2018, would have resulted in an unrealized mark-to-market loss of $2.4 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency
Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2019 and December 31, 2018 would have resulted in an annual operating cost impact of $1.8 million and $1.9 million, respectively.
Additionally, as of December 31, 2019, we had cash commitments outstanding for equipment purchases denominated in euros, of which we have hedged our exposure to currency exchange rate fluctuations by entering into foreign currency forward contracts with settlement dates designed to line up with the timing of scheduled payments to the foreign equipment manufacturers. Our foreign currency derivative instruments are non-designated hedges; therefore, periodic gains and losses related to market value adjustments are recorded within Other expense, net. See Note 8 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these foreign currency forward contracts. As of December 31, 2019, we hedged our equipment purchase transactions denominated in euros using forward contracts with settlement dates through January 2020. We estimate that a 10% decrease in the December 31, 2019 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.1 million.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kaiser Aluminum Corporation
Foothill Ranch, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and Subsidiary Companies (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition–Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue as it fulfills their performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, a majority of the Company’s revenue for Aero/HS products and Automotive Extrusions are recognized over time, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin. As of December 31, 2019, net sales were $1,514.1 million, of which $647.2 million was recognized over time.

Given the volume of contracts that are recognized over time and the complexity of the determination of over time revenue, we identified revenue for over time contracts as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognized over time, included the following, among others:

•	We tested management’s controls over revenue recognized over time, including those over cost incurred to date and estimates of reasonable margin.

•	We tested the mathematical accuracy of management’s calculation of revenue recognized over time.

•	We selected a sample of contracts with customers and performed the following:

◦	We evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.

◦	We tested that control transfer occurred as progress was made toward fulfilling the performance obligation.

◦	We evaluated the estimates of reasonable margin by developing a range of independent estimates and comparing our estimates to those used by management.

•	We evaluated management’s ability to accurately estimate reasonable margins by comparing actual margins to management’s historical estimates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Environmental Contingencies–Refer to Notes 1 and 10 to the consolidated financial statements
Critical Audit Matter Description
The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. The Company records an environmental loss contingency whenever a contingency is probable and reasonably estimable.
At December 31, 2019, the Company’s $17.0 million accrual for expected environmental costs is included in other accrued liabilities and long-term liabilities and represents the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and its assessment of the likely remediation actions to be taken.
An inherent risk exists that actual costs could significantly exceed accrued amounts, and expenditures could occur sooner than anticipated, which could adversely affect the Company’s financial position, results of operations and cash flows. Auditing management’s estimate of the costs reasonably expected to be incurred for environmental contingencies involved especially subjective judgment and an increased extent of audit procedures, including the need to involve environmental specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimate of the costs reasonably expected to be incurred for environmental contingencies included the following, among others:

•	We tested management’s controls over environmental contingencies, including controls over the estimates of costs expected to be incurred.

•	We evaluated management’s ability to accurately estimate the costs expected to be incurred by comparing actual costs incurred to historical estimates.

•	With the assistance of our environmental specialists, we evaluated the reasonableness of management’s estimates of costs reasonably expected to be incurred by comparing the estimates to:

◦	Information obtained directly from the Company’s external environmental specialists.

◦
Communications and feasibility studies the Company received from its regulators and other environmental associations, including Washington State Department of Ecology and Ohio Environmental Protection Agency.

◦	Information obtained directly from public domain searches.

◦	Actual costs incurred to date and the progress of management’s remediation activities.

Goodwill–Imperial Machine and Tool Co. (“IMT”) Reporting Unit–Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the market approach and discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. During the fourth quarter of fiscal 2019, the Company determined that the fair value of the IMT reporting unit, acquired on September 19, 2018, was lower than its carrying value, which resulted in a write-off of the total $25.2 million goodwill balance for the year ended December 31, 2019.

Given the significant judgments made by management to estimate the fair value of IMT, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue and operating margins of IMT required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures applied to the discount rate and forecasts of future revenue and operating margins used by management to estimate the fair value of IMT included the following, among others:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

•
We tested management’s controls over its impairment evaluation, including those over the determination of the fair value of IMT, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margins.

•
We assessed the reasonableness of management’s forecasts of future revenue and operating margins by comparing the projections to certain peer companies, third-party industry forecasts, and internal communications to management and the board of directors.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate utilized, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•	We evaluated management’s ability to accurately forecast future revenue and operating margins by comparing actual results to management’s historical forecasts.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 25, 2020

We have served as the Company's auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$264.3	$125.6
Short-term investments	78.7	36.7
Receivables:
Trade receivables, net	167.1	179.8
Other	18.1	25.6
Contract assets	54.6	54.9
Inventories	177.6	215.1
Prepaid expenses and other current assets	19.4	18.9
Total current assets	779.8	656.6
Property, plant and equipment, net	622.0	611.8
Operating lease assets	25.8	—
Deferred tax assets, net	11.8	35.9
Intangible assets, net	29.6	32.4
Goodwill	18.8	44.0
Other assets	38.4	38.6
Total	$1,526.2	$1,419.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92.0	$121.4
Accrued salaries, wages and related expenses	34.4	40.1
Other accrued liabilities	44.0	44.0
Total current liabilities	170.4	205.5
Long-term portion of operating lease liabilities	25.2	—
Net liabilities of Salaried VEBA	32.6	32.4
Deferred tax liabilities	4.5	4.2
Long-term liabilities	67.0	66.4
Long-term debt	492.6	370.4
Total liabilities	792.3	678.9
Commitments and contingencies – Note 10
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2019 and December 31, 2018; no shares were issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2019 and December 31, 2018; 22,550,827 shares issued and 15,868,304 shares outstanding at December 31, 2019; 22,471,705 shares issued and 16,234,603 shares outstanding at December 31, 2018	0.2	0.2
Additional paid in capital	1,062.9	1,059.3
Retained earnings	172.8	150.2
Treasury stock, at cost, 6,682,523 shares at December 31, 2019 and 6,237,102 shares at December 31, 2018	(463.4)	(420.5)
Accumulated other comprehensive loss	(38.6)	(48.8)
Total stockholders' equity	733.9	740.4
Total	$1,526.2	$1,419.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions of dollars, except share and per share amounts)
Net sales	$1,514.1	$1,585.9	$1,397.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items[1]	1,215.2	1,300.7	1,085.9
Depreciation and amortization	49.1	43.9	39.7
Selling, general, administrative, research and development	98.0	96.3	97.5
Goodwill impairment	25.2	—	18.4
Other operating charges, net	0.9	1.4	0.8
Total costs and expenses	1,388.4	1,442.3	1,242.3
Operating income	125.7	143.6	155.2
Other expense:
Interest expense	(24.6)	(22.7)	(22.2)
Other expense, net – Note 12	(20.7)	(0.9)	—
Income before income taxes	80.4	120.0	133.0
Income tax provision	(18.4)	(28.3)	(87.6)
Net income	$62.0	$91.7	$45.4

Net income per common share:
Basic	$3.88	$5.53	$2.67
Diluted	$3.83	$5.43	$2.63
Weighted-average number of common shares outstanding (in thousands):
Basic	15,997	16,585	16,996
Diluted	16,203	16,874	17,259

_____________________

1.
See Note 8 for discussion of our adoption of ASU 2017-12 (as defined in Note 1) in 2018 and the related reclassification of amounts in 2017 that were presented in the Statements of Consolidated Income within Unrealized (gain) loss on derivative instruments and are now presented within Cost of products sold, excluding depreciation and amortization and other items ("Cost of products sold").

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions of dollars)
Net income	$62.0	$91.7	$45.4
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit pension plan and Salaried VEBA	2.4	2.9	(1.4)
Available for sale securities	—	(0.6)	0.5
Cash flow hedges	7.8	(13.9)	0.7
Foreign currency translation	—	(0.1)	0.2
Other comprehensive income (loss), net of tax	10.2	(11.7)	—
Comprehensive income	$72.2	$80.0	$45.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2016	17,651,461	$0.2	$1,047.4	$75.2	$(281.4)	$(36.7)	$804.7
Net income	—	$—	$—	$45.4	$—	$—	$45.4
Common shares issued (including impacts from Long-Term Incentive programs)	117,751	—	0.2	—	—	—	0.2
Cancellation of employee non-vested shares	(451)	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(56,495)	—	(4.5)	—	—	—	(4.5)
Tax effect of cumulative-effect adjustment related to prior year adoption of ASU 2016-09	—	—	—	0.3	—	—	0.3
Repurchase of common stock[1]	(938,680)	—	—	—	(77.8)	—	(77.8)
Cancellation of treasury stock	—	—	(0.2)	(0.4)	0.6	—	—
Cash dividends declared[2]	—	—	—	(35.0)	—	—	(35.0)
Amortization of unearned equity compensation	—	—	13.0	—	—	—	13.0
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment[3]	—	—	—	10.7	—	(0.4)	10.3
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.2	$(358.6)	$(37.1)	$756.6
Net income	—	$—	$—	91.7	—	—	91.7
Other comprehensive loss, net of tax	—	—	—	—	—	(11.7)	(11.7)
Common shares issued (including impacts from Long-Term Incentive programs)	146,363	—	0.2	—	—	—	0.2
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,195)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock[1]	(617,151)	—	—	—	(61.9)	—	(61.9)
Cash dividends declared[2]	—	—	—	(37.7)	—	—	(37.7)
Amortization of unearned equity compensation	—	—	10.1	—	—	—	10.1
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	62.0	—	—	62.0
Other comprehensive income, net of tax	—	—	—	—	—	10.2	10.2
Common shares issued (including impacts from Long-Term Incentive programs)	137,905	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(58,783)	—	(6.2)	—	—	—	(6.2)
Repurchase of common stock[1]	(445,421)	—	—	—	(42.9)	—	(42.9)
Cash dividends declared[2]	—	—	—	(39.4)	—	—	(39.4)
Amortization of unearned equity compensation	—	—	9.5	—	—	—	9.5
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9

_____________________

1.
Weighted-average repurchase price (dollars per share) for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $96.18, $100.28 and $82.97, respectively. At December 31, 2019, $105.6 million remained available to repurchase our common shares pursuant to the stock repurchase program.

2.	Dividends declared per common share were $2.40, $2.20 and $2.00 during 2019, 2018 and 2017, respectively.

3.	Cumulative-effect adjustment relates to our adoption of ASC 606 and ASU 2016-01 (each as defined in Note 1).

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions of dollars)
Cash flows from operating activities:
Net income	$62.0	$91.7	$45.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	46.3	42.1	38.3
Amortization of definite-lived intangible assets	2.8	1.8	1.4
Amortization of debt discount and debt issuance costs	1.2	1.0	1.2
Deferred income taxes	21.1	36.7	89.0
Non-cash equity compensation	9.8	10.3	13.3
Non-cash asset impairment charges	26.1	1.4	19.2
Loss on extinguishment of debt	20.3	—	—
Gain on disposition of property, plant and equipment	—	(0.2)	(0.5)
Gain on disposition of short-term investments	(0.9)	(2.9)	(2.3)
Non-cash defined benefit net periodic postretirement benefit cost	7.0	6.6	4.8
Other non-cash changes in assets and liabilities	8.6	21.9	(15.5)
Changes in operating assets and liabilities:
Trade and other receivables	20.2	(22.3)	(30.9)
Contract assets	0.3	0.7	—
Inventories	37.5	(45.0)	(6.3)
Prepaid expenses and other current assets	(1.7)	(0.4)	(1.7)
Accounts payable	(24.5)	29.2	13.0
Accrued liabilities	(7.5)	(2.6)	(4.7)
Annual variable cash contributions to VEBAs	(2.1)	(15.7)	(20.0)
Long-term assets and liabilities, net	5.8	(4.1)	(2.2)
Net cash provided by operating activities	232.3	150.2	141.5
Cash flows from investing activities[1]:
Capital expenditures	(60.2)	(74.1)	(75.5)
Purchase of short-term investments	(132.2)	(135.2)	(247.5)
Purchase of equity securities	(0.7)	(0.9)	—
Proceeds from disposition of short-term investments	91.1	283.9	296.9
Cash payment for acquisition of Imperial Machine & Tool Co., net of cash received	—	(43.2)	—
Proceeds from disposal of property, plant and equipment	0.2	0.6	0.6
Net cash (used in) provided by investing activities	(101.8)	31.1	(25.5)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 5.875% Senior Notes	(391.5)	—	—
Issuance of 4.625% Senior Notes	500.0	—	—
Cash paid for debt issuance costs	(8.8)	—	—
Repayment of finance lease	(1.4)	(0.7)	(0.4)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(6.2)	(6.9)	(4.5)
Repurchase of common stock	(44.2)	(60.7)	(79.5)
Cash dividends and dividend equivalents paid	(39.4)	(37.7)	(35.0)
Net cash provided by (used in) financing activities	8.5	(106.0)	(119.4)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	139.0	75.3	(3.4)
Cash, cash equivalents and restricted cash at beginning of period	139.6	64.3	67.7
Cash, cash equivalents and restricted cash at end of period	$278.6	$139.6	$64.3
_____________
1 See Note 15 for supplemental disclosure on non-cash transactions.

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
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Intercompany balances and transactions are eliminated. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the Statements of Consolidated Income, prior period presentation of Unrealized (gain) loss on derivative instruments is now contained within Cost of products sold (see Note 8 for additional details).
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
Financial assets and liabilities that we measure at fair value each period include our derivative instruments, equity investments related to our deferred compensation plan and debt investment securities classified as available for sale securities (see Note 5 and Note 8). Prior to our adoption of Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), equity investments related to our deferred compensation plan were accounted for as available for sale securities. Subsequent to our adoption of ASU 2016-01 on January 1, 2018, changes in the fair value of these equity investments are recorded within Other expense, net (see Note 5 and Note 12). Additionally, we measure at fair value once each year at December 31 our Canadian defined benefit pension plan and the plan assets of the Salaried VEBA (defined in Note 5). In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. We record our remaining financial assets and liabilities at carrying value.
Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for a discussion of our business acquisition in 2018 and the goodwill impairment charges we recorded during 2019 and 2017.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See "Property, Plant and Equipment, Net" below for a discussion of impairment charges on idled assets recorded during 2019, 2018 and 2017.
Cash and Cash Equivalents. We consider only those short-term, highly liquid investments which, when purchased, have maturities of 90 days or less to be cash equivalents. Our cash equivalents consist primarily of funds in commercial paper, money market funds and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy with the exception of commercial paper, which is classified within Level 2 of the fair value hierarchy (see Note 8).
Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers' compensation and other agreements. We account for such deposits as restricted cash (see Note 15). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
Available for Sale Securities. We account for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see Note 8), with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive loss as a component of Stockholders' equity. Realized gains and losses from the sale of marketable debt securities, if any, are determined on a specific identification basis. Debt investment securities with an original maturity of 90 days or less are classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days are presented as Short-term investments on the Consolidated Balance Sheets. In addition to debt investment securities, we also hold assets in various investment funds managed by a third-party trust in connection with our deferred compensation program (see Note 5).
Trade Receivables and Allowance for Doubtful Accounts. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where we are aware of a specific customer's inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2019, 2018 and 2017 were immaterial to the consolidated financial statements.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out ("LIFO") basis. During the year ended December 31, 2019, we decremented a prior year, higher cost LIFO layer which resulted in a charge of $3.6 million. At December 31, 2019 and December 31, 2018, the current cost of our inventory exceeded its stated LIFO value by $11.9 million and $31.7 million, respectively. The stated LIFO value of our inventory represented its net realizable value (less a normal profit margin). Other inventories are stated on the first-in, first-out basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).
Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the first-in, first-out basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the next 12 months.
Property, Plant and Equipment, Net. Property, plant and equipment, net, is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $1.6 million, $1.7 million and $2.2 million during 2019, 2018 and 2017, respectively.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Finance lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The estimated useful lives are as follows:

	Range (in years)
Land improvements	3	-	25
Buildings and leasehold improvements	5	-	45
Machinery and equipment	1	-	22
Finance lease assets	2	-	15
Depreciation expense is not included in Cost of products sold, but is included in Depreciation and amortization.
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
We recorded impairment charges of $0.9 million, $1.4 million and $0.8 million in 2019, 2018 and 2017, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating charges, net, in the Statements of Consolidated Income.
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
We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets (see Note 8). The fair value of hedges settling within one year is included in Prepaid expenses and other current assets or Other accrued liabilities. The fair value of hedges settling beyond one year is included in Other assets or Long-term liabilities. Cash flows related to all of our derivative instruments are reported in the Statements of Consolidated Cash Flows within the same category as the items being hedged.
Prior to our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), we did not meet the requirements for hedge (deferral) accounting related to our aluminum and energy derivatives. Accordingly, we recorded unrealized gain or loss associated with these hedges in the Statements of Consolidated Income. Our adoption of ASU 2017-12 on January 1, 2018 has allowed our aluminum and energy derivatives to qualify for hedge (deferral) accounting and, as such, we designated such hedges as cash flow hedges. Forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations are also designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive loss, net of tax and reclassified to Cost of products sold when such hedges settle (see Note 8).
From time to time, we enter into foreign currency forward contracts to protect the value of anticipated foreign currency expenses associated with cash commitments for equipment purchases. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, we did not meet the requirements for hedge (deferral) accounting related to foreign currency derivatives and, as such, gains and losses (both unrealized and realized) related to our foreign currency forward contracts have been reflected as an increase or reduction in Other expense, net.
Self Insurance of Workers' Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers' compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers' compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Our undiscounted workers' compensation liabilities were estimated at $29.2 million and $27.6 million at December 31, 2019 and December 31, 2018, respectively. However, we account for our workers' compensation accrued liability on a discounted basis (see Note 2), using a discount rate of 1.75% at December 31, 2019 and 3.00% at December 31, 2018. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.5 million and $3.6 million at December 31, 2019 and December 31, 2018, respectively.
Debt Issuance Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 9).
Conditional Asset Retirement Obligations ("CAROs"). We have CAROs at several of our manufacturing facilities. Our CAROs can be separated into two primary categories: (i) legal obligations related to the removal and disposal of asbestos and (ii) asset retirement obligations related to future lease terminations. The majority of our CAROs relate to the first category and consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roof, piping or equipment insulation) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. We estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discount the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, we use probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in our consolidated financial statements (see Note 10).
Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 10). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold in the Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, general, administrative, research and development ("SG&A and R&D") in the Statements of Consolidated Income.
Revenue Recognition. We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 ("ASC 606") on January 1, 2018 using the modified retrospective method. The reported results for the years ended December 31, 2019 and December 31, 2018 reflect the application of ASC 606 guidance while the reported results for the periods prior to January 1, 2018 were prepared under the guidance of FASB ASC 605, Revenue Recognition ("ASC 605"). Subsequent to our adoption, we recognize revenue as we fulfill our performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For products that have no alternative use and for which we have an enforceable right to payment (including a reasonable profit) throughout the production process, we recognize revenue over time. In general, a majority of our Aero/HS products and our Automotive Extrusions are recognized over time, with the remainder of our products recognized at a point in time.
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
Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2019, 2018 and 2017 were $0.4 million, $0.3 million and $0.7 million, respectively.
Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2019, 2018 and 2017 were $10.5 million, $9.8 million and $10.0 million, respectively.
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
We also grant performance-based awards to executive officers and other key employees. The methodology used to value these performance-based awards is based on the nature of the performance conditions within those awards. Awards that are subject to performance conditions pertaining to total shareholder return are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Awards with performance conditions pertaining to our cost performance and awards with performance conditions pertaining to our economic value added performance are valued based on our stock price at the date of grant. Holders of performance-based awards receive a one-time payment at the time of issuance of vested shares based on the total dividends they would have received if the vested shares had been held of record from the date of grant through the date of issuance. For more information on our stock-based compensation, see Note 7.
The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. Adjustments to expense related to forfeitures are recorded in the period in which they occur. For performance shares with performance conditions pertaining to our cost performance and economic value added performance, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 7).
Adoption of New Accounting Pronouncements
ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02"), was issued in February 2016 (with amendments issued in 2018) and requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense (similar to operating leases under the previous guidance) while finance leases result in a front-loaded expense pattern (similar to capital leases under the previous guidance). We adopted ASU 2016-02 and its subsequent amendments (together "ASC 842") during the quarter ended March 31, 2019 using the

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transition approach provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allowed us to apply the new lease standard as of January 1, 2019, rather than the beginning of the earliest period presented. We elected the package of practical expedients, which permitted us to: (i) not reassess whether any of our contracts contained leases; (ii) carry forward the historical lease classification of our existing leases; and (iii) not reassess initial direct costs for our existing leases. We did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. Due to our adoption of ASC 842, we recorded an operating lease right-of-use asset of $29.0 million, a current operating lease liability of $4.1 million and a long-term operating lease liability of $27.4 million on our Consolidated Balance Sheets as of January 1, 2019. There was no cumulative-effect adjustment to Retained earnings required. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Comparative information in this Report has not been adjusted and continues to be reported under the previous lease accounting rules. See Note 3 for details of the significant changes and quantitative impacts of the changes, as well as other required disclosures related to our adoption of ASC 842.
There were no material impacts on our consolidated financial statements resulting from our adoption during the year ended December 31, 2019 of: (i) ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; (ii) ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made; (iii) ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement; (iv) ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans; and (v) ASU No. 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. We will adopt ASU 2016-13 in 2020 using the modified retrospective transition approach and do not expect it to have a material impact on our consolidated financial statements.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We will adopt ASU 2018-15 in 2020 using the prospective transition approach and do not expect it to have a material impact on our consolidated financial statements.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. We are currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but do not expect it to have a material impact on our consolidated financial statements.
2. Supplemental Balance Sheet Information

	December 31, 2019	December 31, 2018
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$28.2	$22.9
Commercial paper	236.1	102.7
Total	$264.3	$125.6

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019	December 31, 2018
	(In millions of dollars)
Trade Receivables, net
Billed trade receivables	$168.5	$179.5
Unbilled trade receivables	—	1.1
Trade receivables, gross	168.5	180.6
Allowance for doubtful receivables	(1.4)	(0.8)
Trade receivables, net	$167.1	$179.8

Inventories
Finished products	$42.6	$48.0
Work-in-process	63.5	85.6
Raw materials	65.0	75.0
Operating supplies	6.5	6.5
Total	$177.6	$215.1

Property, Plant and Equipment, net
Land and improvements	$21.4	$21.4
Buildings and leasehold improvements	104.5	97.0
Machinery and equipment	813.5	755.6
Construction in progress	33.2	43.6
Property, plant and equipment, gross	972.6	917.6
Accumulated depreciation	(352.2)	(307.4)
Assets held for sale	1.6	1.6
Property, plant and equipment, net	$622.0	$611.8

Other Accrued Liabilities
Uncleared cash disbursements	$4.2	$4.8
Accrued income taxes and other taxes payable	6.2	6.5
Accrued annual contribution to VEBAs – Note 5	2.9	2.1
Accrued interest	2.3	2.9
Short-term environmental accrual – Note 10	5.5	2.6
Other – Note 3 and Note 8	22.9	25.1
Total	$44.0	$44.0

Long-Term Liabilities
Workers' compensation accruals	$27.7	$24.6
Long-term environmental accrual – Note 10	11.5	14.3
Other long-term liabilities	27.8	27.5
Total	$67.0	$66.4

3. Leases
We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of approximately one to 14 years, some of which may include options to extend the lease for up to 20 years, and some of which may include options to terminate the

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease within one year. None of our options to extend or terminate are reasonably certain of being exercised, and are therefore not included in our determination of lease assets and liabilities. Short-term leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.
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
The following table presents lease terms and discount rates as of December 31, 2019:

	Finance Leases	Operating Leases
Weighted-average lease term (in years):	5.8	10.4
Weighted-average discount rate:	4.5%	5.8%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheet as of the period presented (in millions of dollars):

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$25.8
Finance lease assets	Property, plant and equipment, net	6.6
Total lease assets		$32.4

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$3.9
Finance lease liabilities	Other accrued liabilities	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	25.2
Finance lease liabilities	Long-term liabilities	5.4
Total lease liabilities		$35.7

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of lease cost on our Statements of Consolidated Income for the period presented (in millions of dollars):

Lease Cost	December 31, 2019
Operating lease cost	$7.5
Short-term lease cost	1.2
Finance lease cost:
Amortization of leased assets	1.5
Interest on lease liabilities	0.3
Total lease cost	$10.5

Total lease cost was $8.2 million and $7.9 million for the years ended December 31, 2018 and December 31, 2017, respectively.
The following table presents the maturity of our lease liabilities as of December 31, 2019 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
2020	$1.6	$5.4
2021	1.4	4.6
2022	1.3	3.8
2023	1.2	3.5
2024	0.7	3.3
2025 and thereafter	1.3	18.7
Total minimum lease payments	$7.5	$39.3

Less: interest	(0.9)	(10.2)
Present value	$6.6	$29.1

Minimum rental commitments at December 31, 2018 were as follows (in millions of dollars):

Year Ended December 31,	Finance Leases	Operating Leases
2019	$1.7	$6.1
2020	1.4	3.7
2021	1.2	2.8
2022	1.1	2.4
2023	1.0	2.2
2024 and thereafter	1.8	20.8
Total minimum lease payments	$8.2	$38.0

Less: interest	(1.2)
Present value[1]	$7.0
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

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Business Combinations, Goodwill and Intangible Assets
Business Combinations. On September 19, 2018, we acquired Imperial Machine & Tool Co. ("IMT"), located in Columbia, New Jersey, for $43.2 million in cash, net of cash received. IMT specializes in multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control ("CNC") machining, additive manufacturing ("3D Printing"), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. The acquisition enhances our ability to address customer needs by broadening our capability to provide innovative solutions for demanding applications.
2019 Goodwill Impairment. In conjunction with our acquisition of IMT, we added $25.2 million of goodwill after allocating the consideration paid, net of cash received, to all other identifiable assets. The goodwill recorded reflected the value we expected from IMT's 3D Printing line of business. However, due to recent indications that opportunities for this type of disruptive technology are extending over a longer-term horizon than initially valued, during the fourth quarter of 2019, we made the strategic decision to prioritize our focus on IMT's subtractive (machining) business opportunities while the 3D Printing market continues to mature. Based on our revised strategy, we tested for goodwill impairment using Level 3 inputs and a combination of an income approach using the estimated discounted cash flow and a market-based valuation methodology. Having determined that the carrying value of IMT exceeded its fair value as of November 30, 2019, we recognized an impairment charge of $25.2 million for the year ended December 31, 2019 within Operating income in the Statements of Consolidated Income. As this goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.
2017 Goodwill Impairment. Due to a reduction in our long-term demand assumption for hard alloy extruded shapes, we recorded an impairment charge with respect to our Chandler, Arizona (Extrusion) facility of $18.4 million during the quarter ended June 30, 2017 within Operating income in the Statements of Consolidated Income.
Goodwill activity was as follows for each period presented (in millions of dollars):

	December 31, 2018	Add: Impairment of IMT Goodwill	December 31, 2019
Goodwill	$62.4	$—	$62.4
Accumulated impairment loss	(18.4)	(25.2)	(43.6)
Carrying value	$44.0	$(25.2)	$18.8

	December 31, 2017	Add: Goodwill from IMT Acquisition	December 31, 2018
Goodwill	$37.2	$25.2	$62.4
Accumulated impairment loss	(18.4)	—	(18.4)
Carrying value	$18.8	$25.2	$44.0

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets. Information regarding our intangible assets consisted of the following as of the periods presented (in millions of dollars, except amortization periods):

	Weighted-Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
December 31, 2019
Customer relationships	24	$36.1	$(12.7)	$23.4
Trade name	10	2.4	(0.3)	2.1
Non-compete agreement	5	5.4	(1.3)	4.1
Total		$43.9	$(14.3)	$29.6

December 31, 2018
Customer relationships	24	$36.1	$(11.1)	$25.0
Trade name	10	2.4	(0.1)	2.3
Non-compete agreement	5	5.4	(0.3)	5.1
Total		$43.9	$(11.5)	$32.4

We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2019, December 31, 2018 or December 31, 2017.
Amortization expense relating to definite-lived intangible assets was $2.8 million for 2019, $1.8 million for 2018, and $1.4 million for 2017. The expected amortization of intangible assets for each of the next five calendar years is as follows (in millions of dollars):

2020	$2.8
2021	2.8
2022	2.8
2023	2.6
2024	1.8
Thereafter	16.8
Total	$29.6

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Employee Benefits
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

•
A defined benefit pension plan for salaried employees at our London, Ontario facility, with annual contributions based on each salaried employee's age and years of service. At December 31, 2019, approximately 62% of the plan assets were invested in equity securities, 36% were invested in fixed income securities and 2% were invested in short-term and other securities. Our investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities, 35% in fixed income securities and 5% in short-term securities. The plan assets of our Canadian pension plan are managed by advisors selected by us, with the investment portfolio subject to periodic review and evaluation by our investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.

•
A non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986 ("Code"). Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies (see "Fair Value of Plan Assets" below) and are at all times subject to the claims of our general creditors. No participant has a claim to any assets of the trust; however, participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities. Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 12).

•
An employment agreement with our chief executive officer extending through July 15, 2022. We also provide certain members of senior management, including each of our named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the executive officer with good reason.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We determined that in the first quarter of 2020, we will pay approximately

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2.9 million with respect to 2019. Such amount was recorded within Other accrued liabilities as of December 31, 2019 (see Note 2). We paid $2.1 million with respect to 2018 during the first quarter of 2019. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
Union VEBA Postretirement Obligation. Certain other eligible retirees represented by certain unions, along with their surviving spouses and eligible dependents, participate in a separate VEBA ("Union VEBA"). During the first quarter of 2018, we made a $12.8 million cash contribution to the Union VEBA with respect to the nine months ended September 30, 2017. This was our final contribution. We have no ongoing obligation to make further variable cash contributions to the Union VEBA.
Key Assumptions. The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to our Canadian pension plan and the Salaried VEBA. We use a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of the periods presented were as follows:

	Canadian Pension Plan		Salaried VEBA
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Discount rate	3.10%	3.90%	2.95%	3.90%
Expected long-term return on plan assets	4.45%	4.45%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	—	—

Key assumptions made in computing the net obligation of the Salaried VEBA and in total include:
With respect to Salaried VEBA assets:

•	Based on the information received from the Salaried VEBA at December 31, 2019 and at December 31, 2018, the Salaried VEBA assets were invested in various managed proprietary funds.

•	Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at December 31 for actuarial purposes.
With respect to Salaried VEBA obligations:

•	The accumulated postretirement benefit obligation ("APBO") for the Salaried VEBA was computed based on the level of benefits being provided by it at December 31, 2019 and December 31, 2018.

•
Since the Salaried VEBA was paying a fixed annual amount to its participants at both December 31, 2019 and December 31, 2018, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic postretirement benefit cost for the years ended December 31 were:

	Canadian Pension Plan			Salaried VEBA
	2019	2018	2017	2019	2018	2017
Discount rate	3.90%	3.40%	3.80%	3.90%	3.20%	3.60%
Expected long-term return on plan assets[1]	4.45%	4.45%	4.45%	5.50%	5.50%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—
_____________________

1.	The expected long-term rate of return assumption for the Salaried VEBA is based on the targeted investment portfolios provided to us by the trustee of the Salaried VEBA.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our Canadian pension plan and the Salaried VEBA as of December 31, 2019 and December 31, 2018 and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA
	2019	2018	2019	2018
Change in benefit obligation:
Obligation at beginning of year	$7.3	$8.5	$85.6	$90.0
Foreign currency translation adjustment	0.3	(0.7)	—	—
Service cost	0.3	0.3	0.1	0.1
Interest cost	0.3	0.3	3.2	2.7
Prior service cost[1]	—	—	2.5	6.9
Actuarial loss (gain)[2]	1.1	(0.6)	6.4	(6.8)
Plan participants contributions	—	0.1	—	—
Benefits paid by Company	(0.5)	(0.6)	—	—
Benefits paid by Salaried VEBA	—	—	(7.6)	(7.3)
Obligation at end of year[3]	8.8	7.3	90.2	85.6

Change in plan assets:
Fair market value of plan assets at beginning of year	6.5	7.3	53.2	58.1
Foreign currency translation adjustment	0.3	(0.6)	—	—
Actual return on assets	1.0	(0.2)	9.1	0.3
Plan participants contributions	—	0.1	—	—
Company contributions	0.5	0.5	2.9	2.1
Benefits paid by Company	(0.5)	(0.6)	—	—
Benefits paid by Salaried VEBA	—	—	(7.6)	(7.3)
Fair market value of plan assets at end of year	7.8	6.5	57.6	53.2
Net funded status[4]	$(1.0)	$(0.8)	$(32.6)	$(32.4)

_____________________________

1.
The prior service cost relating to the Salaried VEBA in both 2019 and 2018 resulted from increases in the annual healthcare reimbursement benefit starting in 2019 and 2018, respectively, for plan participants.

2.
The actuarial gain relating to the Salaried VEBA in 2019 was comprised of: (i) a $6.8 million loss due to a change in the discount rate; (ii) a $0.1 million loss due to changes in census information; offset by (iii) a $0.5 million gain due to a change in the projected utilization rate.

The actuarial gain relating to the Salaried VEBA in 2018 was comprised of: (i) a $5.1 million gain due to a change in the discount rate; (ii) a $2.2 million gain due to a change in the projected utilization rate; offset by (iii) a $0.5 million loss due to changes in census information.

3.	For the Canadian pension plan, the benefit obligation is the projected benefit obligation. For the Salaried VEBA, the benefit obligation is the APBO.

4.	Net funded status relating to the Salaried VEBA at December 31, 2019 and December 31, 2018, respectively, was presented as Net liabilities of Salaried VEBA on the Consolidated Balance Sheet.
The accumulated benefit obligation for the Canadian pension plan was $7.6 million and $6.4 million at December 31, 2019 and December 31, 2018, respectively. We expect to contribute $0.5 million to the Canadian pension plan in 2020.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the net benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions of dollars):

	Benefit Payments Due by Period
	2020	2021	2022	2023	2024	2025-2029
Canadian pension plan benefit payments	$0.3	$0.3	$0.3	$0.3	$0.3	$2.0
Salaried VEBA benefit payments[1]	7.9	7.6	7.4	7.1	6.8	29.1
Total net benefits	$8.2	$7.9	$7.7	$7.4	$7.1	$31.1
__________________________________

1.	Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA.
The amount of loss included in the Consolidated Balance Sheets (within Accumulated other comprehensive loss) associated with our Canadian pension plan and the Salaried VEBA (before tax) that had not yet been reflected in net periodic postretirement benefit cost was as follows at December 31 (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA
	2019	2018	2019	2018
Accumulated net actuarial loss	$(1.9)	$(1.5)	$(12.1)	$(12.5)
Prior service cost	—	—	(41.1)	(44.2)
Cumulative loss reflected in Accumulated other comprehensive loss	$(1.9)	$(1.5)	$(53.2)	$(56.7)

Fair Value of Plan Assets. The plan assets of our Canadian pension plan and the Salaried VEBA are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. Valuation of certain Canadian pension plan and Salaried VEBA assets are based on the net asset value ("NAV") of shares held by the plans at year end using the NAV practical expedient.
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
In addition to the Canadian pension plan and Salaried VEBA, we also hold assets in various investment funds at certain registered investment companies in connection with our deferred compensation program. Such assets are presented within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of plan assets, classified under the appropriate level of the fair value hierarchy, as of the periods presented (in millions of dollars):

	Level 1	Level 2	Level 3	Total
December 31, 2019:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Cash and money market investments	$0.9	$—	$—	$0.9
Diversified investment funds in registered investment companies[1]	7.1	—	—	7.1
Total Salaried VEBA assets in the fair value hierarchy	8.0	—	—	8.0
Deferred compensation program – Diversified investment funds in registered investment companies[1]	—	8.1	—	8.1
Total plan assets in the fair value hierarchy	$8.0	$8.1	$—	$16.1

Plan Assets Measured at NAV [2]:
Salaried VEBA – Fixed income investment funds in registered investment companies[3]				$21.9
Salaried VEBA – Equity investment funds in registered investment companies[4]				24.8
Canadian pension plan – Diversified investment funds in registered investment companies[1]				7.8
Total plan assets at fair value				$70.6

December 31, 2018:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Cash and money market investments	$0.9	$—	$—	$0.9
Diversified investment funds in registered investment companies[1]	8.7	—	—	8.7
Total Salaried VEBA assets in the fair value hierarchy	9.6	—	—	9.6
Deferred compensation program – Diversified investment funds in registered investment companies[1]	—	10.5	—	10.5
Total plan assets in the fair value hierarchy	$9.6	$10.5	$—	$20.1

Plan Assets Measured at NAV [2]:
Salaried VEBA – Fixed income investment funds in registered investment companies[3]				$21.2
Salaried VEBA – Equity investment funds in registered investment companies[4]				20.3
Canadian pension plan – Diversified investment funds in registered investment companies[1]				6.5
Total plan assets at fair value				$68.1
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

3.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest primarily in bonds (including Eurodollar and Yankee bonds), debentures, notes, securities with equity and fixed-income characteristics (such as bonds with warrants attached, convertible bonds, hybrids and certain preferred securities), cash equivalents, securities backed by mortgages and other assets, loans, pooled or collective investment vehicles made up of fixed-income securities, and other fixed-income obligations of banks, corporations and governmental authorities.

4.
This category represents investments in equity funds that invest in portfolios comprised primarily of equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations.

The following tables present the total expense related to all benefit plans for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Canadian pension plan[1]	$0.4	$0.4	$0.3
Defined contribution plans[1]	8.8	8.8	8.9
Deferred compensation plan[1]	1.6	1.0	1.8
Multiemployer pension plans[2]	5.0	4.7	4.6
Net periodic postretirement benefit cost relating to Salaried VEBA[3]	6.6	6.1	4.5
Total	$22.4	$21.0	$20.1
___________________________

1.	Substantially all of these charges related to employee benefits are in Cost of products sold with the remaining balance in SG&A and R&D.

2.	See Note 6 for more information on our multiemployer defined benefit pension plans.

3.
The current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA is included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other expense, net, in our Statements of Consolidated Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; and (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. The following table presents the components of Net periodic postretirement benefit cost for the years ended December 31 (in millions of dollars):

	Canadian Pension Plan			Salaried VEBA
	2019	2018	2017	2019	2018	2017
Service cost	$0.3	$0.3	$0.3	$0.1	$0.1	$—
Interest cost	0.3	0.3	0.3	3.2	2.7	3.0
Expected return on plan assets	(0.3)	(0.3)	(0.3)	(2.7)	(2.9)	(4.1)
Amortization of prior service cost[1]	—	—	—	5.6	5.4	4.7
Amortization of net actuarial loss	0.1	0.1	—	0.4	0.8	0.9
Net periodic postretirement benefit cost	$0.4	$0.4	$0.3	$6.6	$6.1	$4.5
__________________________

1.	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Multiemployer Pension Plans
Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2019, approximately 51% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $3.0 million to $5.0 million per year through 2020.
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

Our participation in multiemployer pension plans for the year ended December 31, 2019 is outlined in the table below:

Pension Fund	Employer Identification Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented in 2019[2]	Contributions of the Company			Surcharge Imposed in 2019	Expiration Date of Collective-Bargaining Agreements
					2019	2018	2017
		2019	2018		(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	23-6648508	Green	Green	No	$3.8	$3.6	$3.5	No	Mar 2020	-	Sep 2025
Other Funds[4]					1.2	1.1	1.1
					$5.0	$4.7	$4.6
________________

1.
The most recent Pension Protection Act zone status available in 2019 and 2018 for the Steelworkers Pension Trust is for the plan's year end at December 31, 2018 and December 31, 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80% funded.

2.
The "FIP/RP Status Pending/Implemented" column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

3.
We are party to three collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC ("USW") that require contributions to the Steelworkers Pension Trust. As of December 31, 2019, USW collective bargaining agreements covering employees at our Newark, Ohio ("Newark") and Spokane, Washington ("Trentwood") facilities covered 87% of our USW-represented employees and expire in September 2025. Our monthly contributions per hour worked by each bargaining unit employee at our Newark and Trentwood facilities are (in whole dollars) $1.75 in 2019. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 10% and 3% of our USW-represented employees, respectively, and expire in November 2020 and March 2020, respectively.

4.	Other Funds consists of plans that are not individually significant.
We were not listed in any of the plans' Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2019, financial statements and Forms 5500 were not available for the plan years ending in 2019. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Incentive Plans
Short-Term Incentive Plans ("STI Plans")
We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of December 31, 2019, we had a liability of $8.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2019 STI Plans.
Long-Term Incentive Programs ("LTI Programs")
General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan"). The 2016 Plan was approved by stockholders on May 26, 2016 and replaced and succeeded in its entirety the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2019, 486,023 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.
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
The following table presents a summary of the activity with respect to RSAs and RSUs for the year ended December 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	219,513	$80.99
Granted	65,731	97.52
Vested	(78,712)	89.22
Forfeited	(8,530)	93.78
Outstanding at December 31, 2019	198,002	$95.28

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

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at grant date of our TSR-Based Performance Shares were as follows:

	Year Ended December 31,
	2019	2018	2017
Grant date fair value	$134.72	$127.41	$97.88
Grant date stock price	$108.79	$101.66	$79.69
Expected volatility of Kaiser Aluminum[1]	27.35%	24.86%	22.74%
Expected volatility of peer companies[1]	39.08%	44.74%	44.19%
Risk-free interest rate	2.51%	2.37%	1.54%
Dividend yield	2.21%	2.16%	2.50%
_____________________

1.	Expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.
The following table presents a summary of the activity with respect to performance shares for the year ended December 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	426,360	$93.72
Granted [1]	118,808	124.10
Vested	(77,606)	87.87
Forfeited [1]	(11,679)	102.61
Canceled [1]	(75,870)	87.87
Outstanding at December 31, 2019	380,013	$100.69
_____________________

1.
The number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
RSAs and RSUs	$6.1	$5.8	$5.4
Performance shares	3.6	4.3	7.7
Total non-cash compensation expense	$9.7	$10.1	$13.1

Recognized tax benefits relating to non-cash compensation expense were $2.4 million, $2.5 million and $4.9 million for 2019, 2018 and 2017, respectively.
The aggregate fair value of awards that vested was $16.4 million, $19.4 million and $12.0 million for 2019, 2018 and 2017, respectively, which represents the market value of our common stock on the date that the awards vested.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data by type of award as of December 31, 2019:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$8.4	2.3
Performance shares	$5.4	1.9

The weighted-average grant-date fair value per share for shares granted by type of award was as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
RSAs and RSUs	$97.52	$96.40	$77.35
Performance shares	$124.10	$109.38	$86.97

Participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of RSAs, RSUs and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The withholding of common shares by us could be deemed a purchase of the common shares.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was $7.2 million and $12.6 million at December 31, 2019 and December 31, 2018, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At December 31, 2019, we had $0.2 million cash collateral posted from our customers. For more information about concentration risks concerning customers and suppliers, see Note 16.

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
Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at December 31, 2019:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/20 through 12/21	105.2
Fixed price sales contracts	2/20 through 11/21	0.7
Midwest premium swap contracts[1]	1/20 through 12/21	87.8

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/20 through 12/21	16.3

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/20 through 12/24	8,580,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/20 through 12/22	482,280

Euro[4]	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price purchase contracts	1/20	889,155
_________________________

1.	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

2.
As of December 31, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 80% of the expected natural gas purchases for 2020, 78% of the expected natural gas purchases for 2021, 83% of the expected natural gas purchases for each of the years ended 2022 and 2023 and 77% of the expected natural gas purchases for 2024.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
As of December 31, 2019, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 55% of the expected electricity purchases for each of the years 2020 and 2021 and 9% of the expected electricity purchases for 2022.

4.
We are exposed to foreign currency exchange risk related to firm-price agreements for equipment purchases from foreign manufacturers. We use non-designated foreign currency forward contracts designed to line up with the timing and amounts of scheduled payments to the foreign equipment manufacturers to mitigate our exposure to currency exchange rate fluctuations on these purchases.

Loss (Gain)
See Note 11 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI when the associated hedged commodity purchases impact earnings.
The amount of loss (gain) included on the Statements of Consolidated Income associated with all derivative contracts consisted of the following for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
	Cost of products sold[1]	Cost of products sold[1]	Cost of products sold[1]	Unrealized (gain) loss on derivative instruments
Total amounts of income and expense line items presented in the Statements of Consolidated Income in which the effects of hedges are recorded	$1,215.2	$1,300.7	$1,105.3	$(19.4)

Loss (gain) recognized in income related to cash flow hedges:
Aluminum	$18.4	$2.1	$—	$—
Alloying Metals	1.1	1.0	(0.9)	—
Natural gas	0.2	(0.3)	—	—
Total loss (gain) recognized in income related to cash flow hedges	$19.7	$2.8	$(0.9)	$—

(Gain) loss recognized in income related to non-designated hedges:
Aluminum	$—	$—	$(20.4)	$(20.9)
Natural gas	—	—	0.7	1.4
Foreign exchange	—	—	(0.1)	—
Electricity	—	—	—	0.1
Total gain recognized in income related to non-designated hedges	$—	$—	$(19.8)	$(19.4)

____________________

[1]
Beginning with our adoption of ASU 2017-12 effective January 1, 2018, we no longer have Unrealized (gain) loss on derivative instruments on the Statements of Consolidated Income as all of our commodity hedges are designated as cash flow hedges. As such, all Unrealized (gain) loss on derivative instruments is reported in Accumulated other comprehensive loss ("AOCI"). For the year ended December 31, 2017, Unrealized (gain) loss on derivative instruments was reclassified to Cost of products sold in the Statements of Consolidated Income to conform to the current period's presentation, for a combined total of $1,085.9 million. The amounts comprising both line items are presented separately here for comparative purposes.

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
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on the Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	December 31, 2019			December 31, 2018
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$1.0	$(4.1)	$(3.1)	$0.1	$(13.2)	$(13.1)
Fixed price sales contracts	—	—	—	0.1	—	0.1
Midwest premium swap contracts	—	(1.2)	(1.2)	3.2	(0.5)	2.7
Alloying Metals – Fixed price purchase contracts	0.4	(1.5)	(1.1)	—	(1.7)	(1.7)
Natural gas – Fixed price purchase contracts	—	(2.8)	(2.8)	0.2	(0.5)	(0.3)
Electricity – Fixed price purchase contracts	2.6	(1.6)	1.0	0.7	—	0.7

Total	$4.0	$(11.2)	$(7.2)	$4.3	$(15.9)	$(11.6)

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

	December 31, 2019	December 31, 2018
Derivative assets:
Prepaid expenses and other current assets	$2.1	$3.4
Other assets	1.9	0.9
Total derivative assets	$4.0	$4.3

Derivative liabilities:
Other accrued liabilities	$(7.6)	$(13.2)
Long-term liabilities	(3.6)	(2.7)
Total derivative liabilities	$(11.2)	$(15.9)

Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities and are presented as cash equivalents and short-term investments on our Consolidated Balance Sheets. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that use observable market data. At December 31, 2019, all of our short-term investments had maturity dates within 12 months. We review our debt investment portfolio for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. At December 31, 2019 and December 31, 2018, the total unrealized loss, net of tax, included in AOCI was immaterial and was not other-than-temporarily impaired. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table classifies our other financial assets under the appropriate level of the fair value hierarchy as of December 31, 2019 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.2	$236.1	$—	$264.3
Short-term investments	—	78.7	—	78.7
Total	$28.2	$314.8	$—	$343.0

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
9. Debt and Credit Facility
Senior Notes
4.625% Senior Notes. In November 2019, we issued $500.0 million aggregate principal amount of our 4.625% unsecured senior notes due March 2028 ("4.625% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs relating to the 4.625% Senior Notes as of December 31, 2019 was $7.5 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $2.4 million for the year ended December 31, 2019. Interest accrues on the 4.625% Senior Notes beginning November 26, 2019 at a rate of 4.625% per annum and is payable semiannually on March 1 and September 1 of each year. A portion of the interest relating to the 4.625% Senior Notes was capitalized as construction in progress. The effective interest rate of the 4.625% Senior Notes is approximately 4.8% per annum, taking into account the amortization of debt issuance costs.
The 4.625% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $513.5 million at December 31, 2019.
The 4.625% Senior Notes are unsecured obligations and are guaranteed by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the revolving credit facility (see Revolving Credit Facility below).
The indenture governing the 4.625% Senior Notes ("indenture") places limitations on our and our restricted subsidiaries' ability to, among other things: (i) incur liens; (ii) consolidate, merge or sell all or substantially all of our and our restricted subsidiaries' assets; (iii) incur or guarantee additional indebtedness; (iv) enter into transactions with affiliates; and (v) make "restricted payments" (as defined in the indenture to include certain loans, investments, dividend payments, share repurchases and prepayments, redemptions and repurchases of certain indebtedness). Certain types and amounts of restricted payments are allowed by various provisions of the indenture. In particular, the indenture provisions permit us to make restricted payments in any amount if, after giving effect to such restricted payments, our "consolidated net debt ratio" (as defined in the indenture) equals or is less than 2.75:1.00.
We may redeem the 4.625% Senior Notes at our option in whole or part at any time on or after March 1, 2023 at redemption prices (expressed as percentages of principal amount) of 102.313%, declining to 101.156% and 100% on or after March 1, 2024 and March 1, 2025, respectively, in each case plus any accrued and unpaid interest to the applicable redemption date. At any time prior to March 1, 2023, we may also redeem some or all of the 4.625% Senior Notes at a redemption price equal to 100% of the principal amount of the 4.625% Senior Notes redeemed, plus the "applicable premium" (as defined in the indenture) as of the redemption date and any accrued and unpaid interest thereon. In addition, subject to the conditions set forth in the indenture,

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at any time prior to March 1, 2023, we may also redeem up to 40.0% of the 4.625% Senior Notes using the net proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount plus any accrued and unpaid interest.
Holders of the 4.625% Senior Notes have the right to require us to repurchase the 4.625% Senior Notes at a price in cash equal to 101% of the aggregate principal amount plus any accrued and unpaid interest following the occurrence of both: (i) a change of control and (ii) a "ratings decline" (as defined in the indenture). A change of control includes: (i) the sale, lease or transfer of all or substantially all of our assets; (ii) certain ownership changes; (iii) certain recapitalizations, mergers and dispositions; and (iv) stockholder approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the 4.625% Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset sales.
5.875% Senior Notes. In May 2016, we issued $375.0 million aggregate principal amount of 5.875% unsecured senior notes due May 2024 ("5.875% Senior Notes") at 100% of the principal amount. On December 18, 2019, we redeemed in full the $375.0 million aggregate principal balance of our 5.875% Senior Notes at a redemption price of 104.406% of the principal amount plus $2.0 million of accrued interest for a total net cash outflow of $393.5 million. Upon redemption of the 5.875% Senior Notes, we recorded a loss on extinguishment of debt of $20.3 million within Other expense, net on our Statements of Consolidated Income, which included the premium payment of $16.5 million and a write-off of the remaining unamortized debt issuance costs of $3.8 million (see Note 12 for details). The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $22.0 million for the year ended December 31, 2019 and $22.9 million for each of the years ended December 31, 2018 and December 31, 2017. A portion of the interest relating to the 5.875% Senior Notes was capitalized as construction in progress.
At December 31, 2018, the fair value of the outstanding 5.875% Senior Notes, which were Level 1 liabilities calculated based on trading prices around the balance sheet date, was approximately $369.9 million.
Revolving Credit Facility
In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility"). The Revolving Credit Facility provides us with a $375.0 million funding commitment through October 30, 2024. Joining us as borrowers ("Co-Borrowers") under the Revolving Credit Facility are three of our wholly owned domestic operating subsidiaries: Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC. The Revolving Credit Facility replaces the previously existing facility that was due to mature in December 2020.
The Revolving Credit Facility is secured by a first priority lien on substantially all of the Co-borrowers' accounts receivable, inventory, cash or cash equivalents and certain other related assets and proceeds, as well as certain machinery and equipment. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $375.0 million and a borrowing base comprised of: (i) 90% of eligible accounts receivable in which the account debtor is an investment-grade domestic account debtor; (ii) 85% of eligible accounts receivable in which the account debtor is a domestic account debtor, but not an investment-grade domestic account debtor; (iii) the lesser of (a) 85% of eligible accounts receivable in which the account debtor is not a domestic account debtor and (b) an amount equal to 25% of the lesser of (a) the maximum revolver amount or (b) the borrowing base; (iv) the lesser of (a) the product of 75% multiplied by the value of eligible inventory and (b) the product of 85% multiplied by the net recovery percentage identified in the most recent acceptable appraisal of inventory, multiplied by the value of eligible inventory; (v) certain eligible machinery and equipment supporting up to $71.5 million of borrowing availability; and (vi) at our option, 100% of eligible cash, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $20.0 million of availability under the Revolving Credit Facility may be utilized for letters of credit.
At maturity, all principal amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The initial LIBOR applicable margin is 125 basis points. We will also pay a monthly commitment fee equal to 0.25% per annum multiplied by the result of the aggregate amount of revolver commitments, less the average revolver usage during the immediately preceding month. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $575.0 million, subject to certain conditions and the agreement of lenders thereunder.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had $360.9 million of total borrowing availability under the Revolving Credit Facility at December 31, 2019 based on the borrowing base determination then in effect. At December 31, 2019, there were no borrowings under the Revolving Credit Facility and $8.0 million was used to support outstanding letters of credit, leaving $352.9 million of net borrowing availability. The unamortized amount of debt issuance costs relating to the Revolving Credit Facility as of December 31, 2019 was $1.5 million. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.00% at December 31, 2019.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on our ability and the ability of certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, enter into sale and leaseback transactions, make investments, undertake transactions with affiliates, prepay certain debt, pay dividends and repurchase shares. We are allowed to prepay debt, pay dividends and repurchase shares in any amount if, in accordance with terms as defined in the Revolving Credit Facility, no "default" or "event of default" has occurred and is continuing or would result after giving effect to such action and, after giving effect to such proposed action, "excess availability" calculated on a pro forma basis is greater than a defined minimum level. A lower minimum level applies if the "fixed charge coverage ratio," calculated on a pro forma basis after giving effect to such proposed action for the period of four consecutive fiscal quarters ending on the last day of the most recently ended fiscal quarter for which financial statements have been delivered, is greater than 1.10:1.0.
In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.0:1.0 if borrowing availability under the Revolving Credit Facility is less than a defined minimum level. At December 31, 2019, we were in compliance with all covenants contained in the Revolving Credit Facility.
10. Commitments and Contingencies
Commitments. We have a variety of financial commitments, including leases, purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3, Note 8 and Note 9).
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
The following table summarizes the activity relating to our CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$6.3	$5.9	$5.5
Liabilities settled during the period	(0.2)	—	—
Accretion expense	0.5	0.4	0.4
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	(0.1)	—	—
Ending balance	$6.5	$6.3	$5.9
_________________________

1.	The adjustments in 2019 had a $0.01 impact on both the basic and diluted net income per share for 2019.
The estimated fair value of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.7% at both December 31, 2019 and December 31, 2018. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.
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
We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls ("PCBs") at our Trentwood facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology ("Washington State Ecology"), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. As we have finished a number of sections of the work plan, we have received approval from Washington State Ecology on satisfactory completion of those sections. Additionally, in cooperation with Washington State Ecology, to determine the treatability and evaluate the feasibility of removing PCBs from ground water under our Trentwood facility, we constructed an experimental treatment facility and began treatment operations in 2016. As the long-term success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long-term results become available.
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
The following table presents the changes in our environmental accrual, which was primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$16.9	$16.6	$17.2
Additional accruals	1.8	1.7	0.3
Less: expenditures	(1.7)	(1.4)	(0.9)
Ending balance	$17.0	$16.9	$16.6

At December 31, 2019, our environmental accrual of $17.0 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in the accumulated balances for each component of AOCI for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Defined Benefit Pension Plan and VEBAs:
Beginning balance	$(35.6)	$(38.5)	$(37.1)
Actuarial (loss) gain arising during the period	(0.4)	4.4	(0.3)
Less: income tax benefit (expense)	0.1	(1.1)	0.1
Net actuarial (loss) gain arising during the period	(0.3)	3.3	(0.2)
Prior service cost arising during the period	(2.5)	(6.9)	(7.3)
Less: income tax benefit	0.6	1.7	2.7
Net prior service cost arising during the period	(1.9)	(5.2)	(4.6)
Amortization of net actuarial loss[1]	0.5	0.9	0.9
Amortization of prior service cost[1]	5.6	5.4	4.7
Less: income tax expense[2]	(1.4)	(1.5)	(2.1)
Net amortization and reclassification from AOCI to Net income	4.7	4.8	3.5
Translation impact on Canadian pension plan AOCI balance	(0.1)	—	(0.1)
Other comprehensive income (loss), net of tax	2.4	2.9	(1.4)
Ending balance	$(33.2)	$(35.6)	$(38.5)

Available for Sale Securities:
Beginning balance[3]	$0.3	$0.9	$0.8
Unrealized gain on available for sale securities	4.4	4.7	4.0
Less: income tax expense	(1.1)	(1.1)	(1.5)
Net unrealized gain on available for sale securities	3.3	3.6	2.5
Reclassification of unrealized gain upon sale of available for sale securities[4]	(4.4)	(5.4)	(3.2)
Less: income tax benefit[2]	1.1	1.2	1.2
Net gain reclassified from AOCI to Net income	(3.3)	(4.2)	(2.0)
Other comprehensive (loss) income, net of tax	—	(0.6)	0.5
Ending balance	$0.3	$0.3	$1.3

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Cash Flow Hedges:
Beginning balance	$(13.4)	$0.5	$(0.2)
Unrealized (loss) gain on cash flow hedges	(9.5)	(21.2)	1.8
Less: income tax benefit (expense)	2.3	5.3	(0.7)
Net unrealized (loss) gain on cash flow hedges	(7.2)	(15.9)	1.1
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges[5]	19.7	2.7	(0.6)
Less: income tax (expense) benefit[2]	(4.7)	(0.7)	0.2
Net loss (gain) reclassified from AOCI to Net income	15.0	2.0	(0.4)
Other comprehensive income (loss), net of tax	7.8	(13.9)	0.7
Ending balance	$(5.6)	$(13.4)	$0.5

Foreign Currency Translation:
Beginning balance	$(0.1)	$—	$(0.2)
Other comprehensive (loss) income, net of tax	—	(0.1)	0.2
Ending balance	$(0.1)	$(0.1)	$—

Total AOCI ending balance	$(38.6)	$(48.8)	$(36.7)
____________

1.	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

2.	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.

3.
The beginning unrealized gain within Available for sale securities as of January 1, 2018 includes a $0.4 million cumulative-effect adjustment from our adoption of ASU 2016-01, which required us to remove cumulative gains on equity investments related to our deferred compensation plan as they are no longer accounted for as available for sale securities (see Note 1 and Note 5 for additional details).

4.
Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of AOCI.

5.
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of Cost of products sold. As of December 31, 2019, we estimate a net mark-to-market loss before tax of $5.5 million in AOCI will be reclassified into Net income within the next 12 months.

12. Other Expense, Net
Other expense, net, consisted of the following for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Interest income	$0.6	$0.3	$0.2
Net periodic postretirement benefit cost relating to Salaried VEBA	(6.5)	(6.0)	(4.5)
Realized gain on available for sale securities[1]	4.4	5.4	3.2
Unrealized gain (loss) on equity securities	0.7	(1.0)	—
Loss on extinguishment of debt	(20.3)	—	—
All other, net	0.4	0.4	1.1
Other expense, net	$(20.7)	$(0.9)	$—

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________

1.
2017 includes a $0.3 million realized gain related to equity investments. Beginning in 2018 upon our adoption of ASU 2016-01, realized gains and losses on equity investments are no longer accounted for as available for sale securities (see Note 1 and Note 5 for additional details).

13. Income Tax Matters
The following table presents Income before income taxes by geographic area for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Domestic	$76.3	$114.6	$127.9
Foreign	4.1	5.4	5.1
Income before income taxes	$80.4	$120.0	$133.0

Tax Provision. Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
Income tax provision consisted of the following for the periods presented (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2019
Current	$5.7	$(1.1)	$(1.8)	$2.8
Deferred	(19.6)	(0.3)	(4.5)	(24.4)
Benefit (expense) applied to decrease (increase) Retained earnings/Other comprehensive income	2.7	(0.1)	0.6	3.2
Income tax provision	$(11.2)	$(1.5)	$(5.7)	$(18.4)
Year Ended December 31, 2018
Current	$11.9	$(1.9)	$(1.5)	$8.5
Deferred	(34.7)	0.1	(1.4)	(36.0)
Expense applied to increase Retained earnings/ Other comprehensive loss	(0.7)	—	(0.1)	(0.8)
Income tax provision	$(23.5)	$(1.8)	$(3.0)	$(28.3)
Year Ended December 31, 2017
Current	$3.1	$(0.8)	$(1.0)	$1.3
Deferred	(82.0)	(1.0)	(5.7)	(88.7)
Expense applied to increase Retained earnings/Other comprehensive income	(0.1)	(0.1)	—	(0.2)
Income tax provision	$(79.0)	$(1.9)	$(6.7)	$(87.6)

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to Income before income taxes for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Amount of federal income tax provision based on the statutory rate	$(16.9)	$(25.2)	$(46.5)
(Increase) decrease in federal valuation allowances	(0.1)	1.7	0.5
Non-deductible compensation expense	(1.7)	(0.6)	(2.3)
Non-deductible benefit (expense)	0.1	(1.5)	—
State income tax provision, net of federal benefit [1]	(4.5)	(2.5)	(4.3)
Research and development credit	7.7	—	—
Gross increases for tax positions from current year	(0.3)	—	—
Gross increases for tax positions from prior years	(2.4)	—	—
Foreign income tax expense	(0.1)	(0.5)	(0.1)
Foreign undistributed (earnings) loss	(0.2)	0.4	(5.9)
Tax rate change	—	(0.1)	(29.0)
Income tax provision	$(18.4)	$(28.3)	$(87.6)
___________________________

1.
State income taxes were $3.8 million in 2019, decreased by a $0.7 million due to lower tax rate true-ups in various states and increased by a $1.4 million change in the valuation allowance relating to certain state net operating losses. The state income taxes were $4.5 million in 2018, increased by a $0.9 million due to higher tax rate true-ups in various states, offset by a $2.9 million decrease in the valuation allowance relating to certain state net operating losses. The state income taxes were $4.0 million in 2017, increased by a $2.5 million change in tax rates, offset by a $2.2 million decrease in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets as of the periods presented (in millions of dollars):

	December 31,
	2019	2018
Deferred income tax assets:
Loss and credit carryforwards	$48.7	$48.7
Salaried VEBA (see Note 5)	8.7	8.0
Other assets	30.1	27.2
Leased asset	7.1	—
Inventories	9.4	20.0
Valuation allowances	(9.9)	(8.4)
Total deferred income tax assets	94.1	95.5
Deferred income tax liabilities:
Property, plant and equipment	(78.5)	(62.0)
Leased liability	(6.3)	—
Undistributed foreign earnings	(2.0)	(1.8)
Total deferred income tax liabilities	(86.8)	(63.8)
Net deferred income tax assets [1]	$7.3	$31.7

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________________________

1.
Of the total net deferred income tax assets of $7.3 million, $11.8 million was presented as Deferred tax assets, net, and $4.5 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2019. Of the total net deferred income tax assets of $31.7 million, $35.9 million was presented as Deferred tax assets, net, and $4.2 million was presented as Deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2018.

Tax Attributes. At December 31, 2019, we had $121.3 million of net operating loss ("NOL") carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act ("Tax Act"), allows net operating losses generated prior to December 31, 2017 (including our NOL carryforwards) to be fully deducted against 100% of taxable income until fully utilized or expired. Our NOL carryforwards expire periodically through 2030.
We also had $5.7 million of alternative minimum tax ("AMT") credit carryforwards available to offset regular federal income tax requirements. Since the corporate AMT has been repealed in the Tax Act for tax years beginning after December 31, 2017, our AMT credit carryforwards that have not yet been used are refundable in future years. We will use AMT credits to offset any regular income tax liability in years 2019 and 2020, with 50% of remaining AMT credits refunded in each of the 2019 and 2020 tax years and all remaining credits refunded in tax year 2021.
In addition, we had $7.7 million of federal research and development ("R&D") credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2039.
In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was an increase in the valuation allowance of $1.5 million in 2019. There was a decrease in the valuation allowance of $4.6 million and $2.7 million in 2018 and 2017, respectively.
The increase in the valuation allowance for 2019 was primarily due to unutilized state NOL carryforwards and Federal Separate Return Limitation Year losses that were expected to expire. The decrease in the valuation allowance for 2018 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances and the expiration of a capital loss carryforward. The decrease in the valuation allowance for 2017 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances and the utilization of capital losses.
Other. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.
Our tax returns for certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
In 2018, we made an accounting policy election to treat global intangible low-taxed income ("GILTI") as a period cost.
We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits at beginning of period	$1.5	$1.5	$1.8
Gross increases for tax positions of current year	0.3	—	—
Gross increases for tax positions of prior years	2.3	—	—
Gross decreases for tax positions of prior years	—	—	(0.3)
Gross unrecognized tax benefits at end of period	$4.1	$1.5	$1.5

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If and when the $4.1 million of gross unrecognized tax benefits at December 31, 2019 are recognized, $0.9 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.
In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.3 million and $0.2 million accrued for interest and penalties at December 31, 2019 and December 31, 2018, respectively. Of these amounts, none were considered current and, as such, were included in Long-term liabilities on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018. We recognized an increase in interest and penalty of $0.1 million in our tax provision in 2019. We recognized an increase in interest and penalty of $0.1 million in our tax provision in 2018. We recognized a decrease in interest and penalty of $0.1 million in our tax provision in 2017.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
14. Net Income Per Share
Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for 2019, 2018 and 2017, which in all years was more dilutive than the two-class method.
The following table sets forth the computation of basic and diluted net income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$62.0	$91.7	$45.4
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,997	16,585	16,996
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	206	289	263
Diluted	16,203	16,874	17,259

Net income per common share, Basic:	$3.88	$5.53	$2.67
Net income per common share, Diluted:	$3.83	$5.43	$2.63

____________

1.
A total of 52,000 non-vested RSAs, RSUs and performance shares for the year ended December 31, 2017 were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. None were excluded for the years ended December 31, 2019 and December 31, 2018.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
	(in millions of dollars)
Interest paid	$23.6	$21.6	$21.1
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$4.5	$7.0	$7.4
Stock repurchases not yet settled	$—	$1.3	$0.1

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1.8	n/a	n/a
Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	n/a	n/a
Finance lease liabilities arising from obtaining finance lease assets	$1.0	$6.5	$1.2

	December 31,
	2019	2018	2017
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$264.3	$125.6	$51.1
Restricted cash included in Prepaid expenses and other current assets	0.3	0.3	0.3
Restricted cash included in Other assets	14.0	13.7	12.9
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$278.6	$139.6	$64.3

16. Business, Product and Geographical Area Information and Concentration of Risk
Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: Aero/HS products, Automotive Extrusions, GE products and Other products. We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. At December 31, 2019, approximately 62% of our employees were covered by collective bargaining agreements and 8% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2019.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Net sales by end market applications and by timing of control transfer for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018		2017
Net sales:
Aero/HS products	$803.2	$739.4		$653.7
Automotive Extrusions	190.5	239.3		217.3
GE products	480.1	546.0		476.2
Other products	40.3	61.2		50.3
Total net sales	$1,514.1	$1,585.9		$1,397.5

Timing of revenue recognition:
Products transferred at a point in time	$866.9	$912.7	[1]	n/a
Products transferred over time	647.2	673.2	[1]	n/a
Total net sales	$1,514.1	$1,585.9

__________________

1.	As corrected from $543.0 million of products transferred at a point in time and $1,042.9 million of products transferred over time.
The following table presents geographic information for net sales based on country of origin, income taxes paid and long-lived assets for the periods presented (in millions of dollars):

	Year Ended December 31,
	2019	2018	2017
Net sales to unaffiliated customers:
Domestic	$1,461.4	$1,509.6	$1,337.3
Foreign[1]	52.7	76.3	60.2
Total net sales	$1,514.1	$1,585.9	$1,397.5
Income taxes paid:
Domestic	$3.5	$1.6	$1.2
Foreign	2.0	2.0	0.1
Total income taxes paid	$5.5	$3.6	$1.3

	December 31,
	2019	2018	2017
Long-lived assets:[2]
Domestic	$592.9	$581.7	$541.2
Foreign[1]	29.1	30.1	30.2
Total long-lived assets	$622.0	$611.8	$571.4
__________________

1.	Foreign reflects our London, Ontario production facility.

2.	Long-lived assets represent Property, plant and equipment, net.
The aggregate foreign currency transaction gain (loss) included in determining net income were immaterial for 2019, 2018 and 2017.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, one customer represented 25%, 25% and 27%, respectively, of Net sales and a second customer represented 17%, 15% and 12%, respectively, of Net sales.
One individual customer accounted for 41% and another individual customer accounted for 10% of the accounts receivable balance at December 31, 2019. One individual customer accounted for 31% and another individual customer accounted for 11% of the accounts receivable balance at December 31, 2018.
The following table presents information about export sales and primary aluminum supply from our major suppliers for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Percentage of Net sales:
Export sales	14%	15%	18%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	74%	81%	85%
Supply from our largest supplier	22%	22%	36%
Supply from our second and third largest suppliers combined	32%	38%	33%

17. Quarterly Financial Data (Unaudited)
The following tables present the unaudited financial data for each of the interim periods in 2019 and 2018 (in millions of dollars, except per share amounts):

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2019
Net sales	$395.2	$375.3	$374.9	$368.7
Cost of products sold	$315.1	$303.5	$298.6	$298.0
Gross profit	$80.1	$71.8	$76.3	$70.7
Operating income	$43.0	$32.4	$40.7	$9.6
Net income (loss)[1]	$28.0	$19.2	$25.4	$(10.6)
Net income (loss) per common share, Basic	$1.74	$1.19	$1.59	$(0.66)
Net income (loss) per common share, Diluted	$1.71	$1.18	$1.57	$(0.66)
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60
_____________________

1.	The quarter ended December 31, 2019 reflected a $25.2 million goodwill impairment charge (see Note 4) and a $20.3 million loss on extinguishment of debt (see Note 12).

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2018
Net sales	$388.0	$415.4	$393.1	$389.4
Cost of products sold	$316.7	$343.4	$323.3	$317.3
Gross profit	$71.3	$72.0	$69.8	$72.1
Operating income	$37.1	$34.7	$34.9	$36.9
Net income	$25.7	$20.7	$21.7	$23.6
Net income per common share, Basic	$1.54	$1.24	$1.31	$1.44
Net income per common share, Diluted	$1.51	$1.22	$1.29	$1.41
Dividends declared per common share	$0.55	$0.55	$0.55	$0.55

18. Subsequent Events
Dividend Declaration. On January 14, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.67 per common share, or approximately $10.8 million (including dividend equivalents), which was paid on February 14, 2020 to stockholders of record at the close of business on January 24, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2019 included in Item 8. "Financial Statements and Supplementary Data" of this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions "Executive Officers," "Proposals Requiring Your Vote – Proposal 1 – Election of Directors" and "Corporate Governance" in our proxy statement for the 2020 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions "Executive Compensation," "Director Compensation" and "Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation" in our proxy statement for the 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions "Equity Compensation Plan Information" and "Principal Stockholders and Management Ownership" in our proxy statement for the 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information included under the captions "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" in our proxy statement for the 2020 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption "Independent Public Accountants" in our proxy statement for the 2020 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
The following are contained in this 2019 Form 10-K Report:

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
4.1
Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on November 26, 2019, File No. 001-09447).

4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1).

*4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1
Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 4, 2019, File No. 001-09447).

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

10.9
Amended and Restated Director Designation Agreement dated December 12, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 16, 2019, File No. 001-09447).

**10.10
Form of Change in Control Severance Agreement for John M. Donnan and Keith A. Harvey (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 001-9447).

**10.11
Form of Amendment to the Change in Control Severance Agreement with John M. Donnan and Keith A. Harvey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.12
Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on May 26, 2016, File No. 001-09447).

Exhibit Number	Description
10.13
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on July 27, 2016, File No. 001-09447).

**10.14
2017 and 2018 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2017, File No. 001-09447).

**10.15
2017 and 2018 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2017, File No. 001-09447).

**10.16	Amended and Restated 2017-2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on July 28, 2017, File No. 001-09447).

**10.17
Description of 2017 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 21, 2017, File No. 001-09447).

**10.18	2018-2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2018, File No. 001-09447).

**10.19	2019 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

**10.20
2019 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

**10.21
2019 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

**10.22	2019-2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

**10.23
Separation Agreement and General Release between the Company and Daniel J. Rinkenberger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on February 28, 2019, File No. 001-09447).

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by the Company on February 18, 2014, File No. 000-52105).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number	Description

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Label

*101.PRE	XBRL Taxonomy Extension Presentation

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
Chief Executive Officer and Chairman

Date: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 25, 2020
Jack A. Hockema

/s/ Neal E. West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2020
Neal E. West

/s/ Jennifer Huey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 25, 2020
Jennifer Huey

/s/ Carolyn Bartholomew	Director	Date: February 25, 2020
Carolyn Bartholomew

Director
David Foster

Director
Leo Gerard

Director
L. Patrick Hassey

/s/ Emily Liggett	Director	Date: February 25, 2020
Emily Liggett

/s/ Lauralee Martin	Director	Date: February 25, 2020
Lauralee Martin

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 25, 2020
Alfred E. Osborne, Jr., Ph.D.

/s/ Teresa Sebastian	Director	Date: February 25, 2020
Teresa Sebastian

Director
Donald J. Stebbins

/s/ Thomas M. Van Leeuwen	Director	Date: February 25, 2020
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 25, 2020
Brett E. Wilcox