Form 10-Q
period 2020-03-31
KAISER ALUMINUM CORP
filed 2020-04-21
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
As of April 13, 2020, there were 15,789,594 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$307.2	$264.3
Short-term investments	39.3	78.7
Receivables:
Trade receivables, net	175.2	167.1
Other	22.6	18.1
Contract assets	47.1	54.6
Inventories	194.6	177.6
Prepaid expenses and other current assets	20.4	19.4
Total current assets	806.4	779.8
Property, plant and equipment, net	630.9	622.0
Operating lease assets	28.8	25.8
Deferred tax assets, net	2.0	11.8
Intangible assets, net	28.9	29.6
Goodwill	18.8	18.8
Other assets	37.3	38.4
Total	$1,553.1	$1,526.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113.9	$92.0
Accrued salaries, wages and related expenses	28.3	34.4
Other accrued liabilities	56.9	44.0
Total current liabilities	199.1	170.4
Long-term portion of operating lease liabilities	27.8	25.2
Net liabilities of Salaried VEBA	32.5	32.6
Deferred tax liabilities	4.5	4.5
Long-term liabilities	75.3	67.0
Long-term debt	492.8	492.6
Total liabilities	832.0	792.3
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2020 and December 31, 2019; no shares were issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2020 and at December 31, 2019; 22,624,880 shares issued and 15,789,594 shares outstanding at March 31, 2020; 22,550,827 shares issued and 15,868,304 shares outstanding at December 31, 2019	0.2	0.2
Additional paid in capital	1,060.3	1,062.9
Retained earnings	190.6	172.8
Treasury stock, at cost, 6,835,286 shares at March 31, 2020 and 6,682,523 shares at December 31, 2019, respectively	(475.9)	(463.4)
Accumulated other comprehensive loss	(54.1)	(38.6)
Total stockholders' equity	721.1	733.9
Total	$1,553.1	$1,526.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2020	2019
	(In millions of dollars, except share and per share amounts)
Net sales	$369.3	$395.2
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	286.6	315.1
Depreciation and amortization	13.2	11.9
Selling, general, administrative, research and development	23.9	25.2
Total costs and expenses	323.7	352.2
Operating income	45.6	43.0
Other (expense) income:
Interest expense	(6.1)	(5.7)
Other (expense) income, net – Note 9	(0.8)	0.5
Income before income taxes	38.7	37.8
Income tax provision	(9.6)	(9.8)
Net income	$29.1	$28.0

Net income per common share:
Basic	$1.83	$1.74
Diluted	$1.81	$1.71
Weighted-average number of common shares outstanding (in thousands):
Basic	15,838	16,108
Diluted	16,008	16,372

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended
	March 31,
	2020	2019
	(In millions of dollars)
Net income	$29.1	$28.0
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	1.1	1.1
Available for sale securities	(0.2)	(0.2)
Cash flow hedges	(15.9)	8.8
Fair value hedges	(0.5)	—
Other comprehensive (loss) income, net of tax	(15.5)	9.7
Comprehensive income	$13.6	$37.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

Quarter Ended March 31, 2020

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	29.1	—	—	29.1
Other comprehensive loss, net of tax	—	—	—	—	—	(15.5)	(15.5)
Common shares issued (including impacts from Long-Term Incentive programs)[1]	119,598	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[2]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[3]	—	—	—	(11.3)	—	—	(11.3)
Amortization of unearned equity compensation	—	—	1.7	—	—	—	1.7
BALANCE, March 31, 2020	15,789,594	$0.2	$1,060.3	$190.6	$(475.9)	$(54.1)	$721.1

____________________

[1]	At March 31, 2020, 380,201 shares were available for awards under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan").

[2]
Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2020 was $81.94. At March 31, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share was $0.67 for the quarter ended March 31, 2020.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2019

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	28.0	—	—	28.0
Other comprehensive income, net of tax	—	—	—	—	—	9.7	9.7
Common shares issued (including impacts from Long-Term Incentive programs)	122,309	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(46,388)	—	(5.0)	—	—	—	(5.0)
Repurchase of common stock[1]	(175,977)	—	—	—	(17.4)	—	(17.4)
Cash dividends declared[2]	—	—	—	(10.2)	—	—	(10.2)
Amortization of unearned equity compensation	—	—	2.4	—	—	—	2.4
BALANCE, March 31, 2019	16,134,547	$0.2	$1,056.7	$168.0	$(437.9)	$(39.1)	$747.9
____________________

[1]	Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2019 was $98.55.

[2]	Dividends declared per common share were $0.60 for the quarter ended March 31, 2019.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended
	March 31,
	2020	2019
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$29.1	$28.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	12.5	11.2
Amortization of definite-lived intangible assets	0.7	0.7
Amortization of debt discount and debt issuance costs	0.3	0.3
Deferred income taxes	14.8	10.4
Non-cash equity compensation	1.7	2.4
Gain on disposition of short-term investments	(0.5)	(0.3)
Loss on disposition of property, plant and equipment	0.2	—
Other non-cash changes in assets and liabilities	1.8	3.6
Changes in operating assets and liabilities:
Trade and other receivables	(12.6)	(12.8)
Contract assets	7.5	(3.5)
Inventories	(17.0)	(18.8)
Prepaid expenses and other current assets	(2.8)	(3.4)
Accounts payable	21.7	7.4
Accrued liabilities	(2.3)	(0.4)
Annual variable cash contributions to Salaried VEBA	(2.9)	(2.1)
Long-term assets and liabilities, net	0.2	0.1
Net cash provided by operating activities	52.4	22.8
Cash flows from investing activities[1]:
Capital expenditures	(21.1)	(13.6)
Purchase of short-term investments	(39.1)	(18.1)
Proceeds from disposition of short-term investments	78.8	32.7
Net cash provided by investing activities	18.6	1.0
Cash flows from financing activities[1]:
Repayment of finance lease	(0.4)	(0.3)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.3)	(5.0)
Repurchase of common stock	(12.5)	(18.5)
Cash dividends and dividend equivalents paid	(11.3)	(10.2)
Net cash used in financing activities	(28.5)	(34.0)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	42.5	(10.2)
Cash, cash equivalents and restricted cash at beginning of period	278.6	139.6
Cash, cash equivalents and restricted cash at end of period	$321.1	$129.4

____________________

[1]	See Note 12 for supplemental cash flow information.
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTES INDEX

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to "Kaiser Aluminum Corporation," "we," "us," "our," "the Company" and "our Company" refer collectively to Kaiser Aluminum Corporation and its subsidiaries.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2020 fiscal year. The financial information as of December 31, 2019 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Adoption of New Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking "expected loss" model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 during the quarter ended March 31, 2020 using the modified retrospective transition approach did not result in a material impact on our consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our adoption of ASU 2018-15 during the quarter ended March 31, 2020 using the prospective transition approach did not result in a material impact on our consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740 Income Taxes. We are currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but do not expect it to have a material impact on our consolidated financial statements.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. Supplemental Balance Sheet Information

	March 31, 2020	December 31, 2019
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$199.6	$28.2
Commercial paper	107.6	236.1
Total	$307.2	$264.3

Trade Receivables, Net
Billed trade receivables	$176.6	$168.5
Allowance for doubtful receivables	(1.4)	(1.4)
Trade receivables, net	$175.2	$167.1

Inventories[1]
Finished products	$43.1	$42.6
Work-in-process	89.8	63.5
Raw materials	55.2	65.0
Operating supplies	6.5	6.5
Total	$194.6	$177.6

Property, Plant and Equipment, Net
Land and improvements	$20.8	$21.4
Buildings and leasehold improvements	106.8	104.5
Machinery and equipment	821.0	813.5
Construction in progress	44.0	33.2
Property, plant and equipment, gross	992.6	972.6
Accumulated depreciation	(364.0)	(352.2)
Assets held for sale	2.3	1.6
Property, plant and equipment, net	$630.9	$622.0

Other Accrued Liabilities
Uncleared cash disbursements	$5.7	$4.2
Accrued income taxes and taxes payable	10.3	6.2
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	2.0	2.3
Short-term environmental accrual – Note 7	4.7	5.5
Other – Note 3 and Note 5	34.2	22.9
Total	$56.9	$44.0

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2020	December 31, 2019
	(In millions of dollars)
Long-Term Liabilities
Workers' compensation accrual[2]	$28.5	$27.7
Long-term environmental accrual – Note 7	12.3	11.5
Other long-term liabilities	34.5	27.8
Total	$75.3	$67.0

____________________

[1]	At March 31, 2020 and December 31, 2019, the current cost of our inventory exceeded its stated LIFO value by $1.9 million and $11.9 million, respectively.

[2]
Our workers' compensation accrual was estimated using a discount rate of 1.00% and 1.75% at March 31, 2020 and December 31, 2019, respectively. The undiscounted workers' compensation liabilities were estimated at $29.0 million and $29.2 million as of March 31, 2020 and December 31, 2019, respectively.

3. Leases
We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of approximately one to 13 years, some of which may include options to extend the lease for up to 20 years, and some of which may include options to terminate the lease within one year. None of our options to extend or terminate are reasonably certain of being exercised, and are therefore not included in our determination of lease assets and liabilities. Short-term leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.
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
The following table presents lease terms and discount rates as of March 31, 2020:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	5.7	9.7
Weighted-average discount rate	4.5%	5.6%

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheet as of the periods presented (in millions of dollars):

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$28.8	$25.8
Finance lease assets	Property, plant and equipment, net	6.3	6.6
Total lease assets		$35.1	$32.4

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$4.5	$3.9
Finance lease liabilities	Other accrued liabilities	1.2	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	27.8	25.2
Finance lease liabilities	Long-term liabilities	5.1	5.4
Total lease liabilities		$38.6	$35.7

The following table summarizes the components of lease cost on our Statements of Consolidated Income for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
Lease Cost	2020	2019
Operating lease cost	$1.8	$2.0
Short-term lease cost	0.3	0.3
Finance lease cost:
Amortization of leased assets	0.4	0.4
Interest on lease liabilities	0.1	0.1
Total lease cost	$2.6	$2.8

The following table presents the maturity of our lease liabilities as of March 31, 2020 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2020	$1.2	$4.7
2021	1.4	5.5
2022	1.3	4.7
2023	1.2	4.3
2024	0.6	4.1
2025	0.6	2.2
2026 and thereafter	0.7	16.9
Total minimum lease payments	$7.0	$42.4

Less: interest	(0.7)	(10.1)
Present value	$6.3	$32.3

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

4. Employee Benefits
Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2020, we had a liability of $3.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2020 STI Plan.
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
Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Assets of our deferred compensation plan are included in Other assets, classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2020 and December 31, 2019 was $7.6 million and $8.1 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.
Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees' beneficiary association ("VEBA") that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits ("Salaried VEBA"). We have an ongoing obligation with no express termination date to make annual variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We paid $2.9 million with respect to 2019 during the quarter ended March 31, 2020. We account for the Salaried VEBA as a defined benefit plan in our financial statements.
The following table presents the total (benefit) expense related to all postretirement benefit plans for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Defined contribution plans[1]	$3.9	$3.9
Deferred compensation plan[1]	(0.4)	0.7
Multiemployer pension plans[1]	1.3	1.2
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.2	1.7
Total	$6.0	$7.5
____________________

[1]
Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items ("COGS") with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

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
Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarters ended March 31, 2020 and March 31, 2019.
The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Salaried VEBA[1]:
Interest cost	$0.6	$0.8
Expected return on plan assets	(0.7)	(0.6)
Amortization of prior service cost[2]	1.2	1.4
Amortization of net actuarial loss	0.1	0.1
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.2	$1.7
____________________

[1]	The service cost was insignificant for all periods presented.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
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
In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

instruments that were in a net liability position was $29.2 million and $7.2 million at March 31, 2020 and December 31, 2019, respectively, and we had no collateral posted as of those dates.
Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. Cash collateral posted from our customers was $2.1 million at March 31, 2020 and $0.2 million at December 31, 2019.
Cash Flow Hedges
We designate our aluminum and energy derivatives and our forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive loss ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.
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
Fair Value Hedges
We are exposed to foreign currency exchange risk related to firm-price commitments for equipment purchases from foreign manufacturers. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our exposure to currency exchange rate fluctuations on these purchases, and designate such hedging instruments as fair value hedges. Gain or loss related to components excluded from the assessment of effectiveness from these fair value hedges is first recognized in AOCI and subsequently reclassified to Depreciation and amortization on a straight-line basis over the term of the hedge. Gain or loss on the hedged item (e.g., equipment purchase firm commitments) and the remaining gain or loss on the fair value hedge is recorded within Depreciation and amortization in the period that the gain or loss occurs. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Notional Amount of Derivative Contracts
The following table summarizes our derivative positions at March 31, 2020:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/20 through 12/22	115.3
Fixed price sales contracts	4/20 through 11/21	0.8
Midwest premium swap contracts[1]	4/20 through 12/22	110.4

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/20 through 12/21	16.9

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	4/20 through 12/24	7,970,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	4/20 through 12/22	613,820

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	2/21 through 5/22	34,323,380
____________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

[2]
As of March 31, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 75% of the expected natural gas purchases for the remainder of 2020, 76% of the expected natural gas purchases for 2021, 80% of the expected natural gas purchases for both 2022 and 2023 and 75% of the expected natural gas purchases for 2024.

[3]
As of March 31, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 55% of our expected electricity purchases for both the remainder of 2020 and 2021 and 46% of our expected electricity purchases for 2022.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Loss (Gain)
The amount of loss (gain) included on our Statements of Consolidated Income associated with all derivative contracts consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended March 31,
	2020	2019
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of cash flow hedges are recorded	$286.6	$315.1

Loss (gain) recognized in income related to cash flow hedges:
Aluminum	5.7	4.2
Alloying metals	0.6	0.1
Natural gas	0.5	(0.1)
Electricity	0.2	—
Total loss recognized in income related to cash flow hedges	$7.0	$4.2

Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of fair value hedges are recorded	$13.2	$11.9

Loss (gain) recognized in income related to fair value hedges:
Foreign exchange contracts	0.2	—
Hedged item	(0.2)	—
Excluded component amortized from AOCI to income	0.2	—
Total loss recognized in income related to fair value hedges	$0.2	$—

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
All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	March 31, 2020			December 31, 2019
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(14.2)	$(14.2)	$1.0	$(4.1)	$(3.1)
Fixed price sales contracts	0.1	—	0.1	—	—	—
Midwest premium swap contracts	—	(4.3)	(4.3)	—	(1.2)	(1.2)
Alloying Metals – Fixed price purchase contracts	—	(5.5)	(5.5)	0.4	(1.5)	(1.1)
Natural gas – Fixed price purchase contracts	0.1	(3.0)	(2.9)	—	(2.8)	(2.8)
Electricity – Fixed price purchase contracts	1.6	(2.8)	(1.2)	2.6	(1.6)	1.0

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	March 31, 2020			December 31, 2019
	Derivative Assets	Derivative Liabilities	Net Amount	Derivative Assets	Derivative Liabilities	Net Amount
Fair Value Hedges:
Foreign currency – Fixed price forward contracts	—	(1.0)	(1.0)	—	—	—

Total	$1.8	$(30.8)	$(29.0)	$4.0	$(11.2)	$(7.2)
The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

	March 31, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$0.6	$2.1
Other assets	1.2	1.9
Total derivative assets	$1.8	$4.0

Derivative liabilities:
Other accrued liabilities	$(19.0)	$(7.6)
Long-term liabilities	(11.8)	(3.6)
Total derivative liabilities	$(30.8)	$(11.2)
Fair Value of Other Financial Instruments
Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.
Available for Sale Securities. We hold debt investment securities that are accounted for as available for sale securities and are presented as cash equivalents and short-term investments on our Consolidated Balance Sheets. The fair value of the debt investment securities, which consist of commercial paper, is determined based on valuation models that use observable market data. All of our short-term investments generally have maturity dates under 12 months, however, due to market conditions existing as of March 31, 2020, all short-term investments had maturity dates of less than 90 days. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. At March 31, 2020 and December 31, 2019, the total unrealized loss, net of tax, included in AOCI was immaterial. We believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. The fair value input of our available for sale securities, which are classified within Level 2 of the fair value hierarchy, is calculated based on broker quotes. The amortized cost for available for sale securities approximates their fair value.
The following table classifies our other financial assets under the appropriate level of the fair value hierarchy as of March 31, 2020 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$199.6	$107.6	$—	$307.2
Short-term investments	—	39.3	—	39.3
Total	$199.6	$146.9	$—	$346.5

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
6. Debt and Credit Facility
Senior Notes
4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 ("4.625% Senior Notes") at 100% of the principal amount. The unamortized amount of debt issuance costs as of March 31, 2020 was $7.2 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million for the quarter ended March 31, 2020, of which $0.3 million was capitalized as construction in progress. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $438.1 million and $513.5 million at March 31, 2020 and December 31, 2019, respectively.
5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. On December 18, 2019, we redeemed in full all outstanding 5.875% Senior Notes at a redemption price of 104.406% of the principal amount. The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million for the quarter ended March 31, 2019 net of $0.5 million capitalized as construction in progress.
Revolving Credit Facility
Our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $375.0 million funding commitment through October 2024.
The table below summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2020 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$349.2
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)
Remaining borrowing availability	$341.5
Borrowing rate (if applicable)[1]	3.50%
____________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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

During 2020, following issuance of information requests under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), to which we responded, United States Environmental Protection Agency ("USEPA") issued a general notice letter to us alleging that we are a potentially responsible party under CERCLA for response and other potential remedial actions concerning property owned by us near our former smelter site in Mead, Spokane County, Washington. On February 21, 2020, we responded to the General Notice letter and are in early discussions with USEPA regarding potential resolution of the matter.
At March 31, 2020, our environmental accrual of $17.0 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.
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
8. Accumulated Other Comprehensive Loss
The following table presents the changes in the accumulated balances for each component of AOCI for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(33.2)	$(35.6)
Amortization of net actuarial loss[1]	0.1	0.1
Amortization of prior service cost[1]	1.2	1.4
Less: income tax expense[2]	(0.3)	(0.4)
Net amortization reclassified from AOCI to Net income	1.0	1.1
Other comprehensive income, net of tax	1.1	1.1
Ending balance	$(32.1)	$(34.5)

Available for Sale Securities:
Beginning balance	$0.3	$0.3
Unrealized gain on available for sale securities	1.3	1.0
Less: income tax expense	(0.3)	(0.3)
Net unrealized gain on available for sale securities	1.0	0.7
Reclassification of unrealized gain upon sale of available for sale securities[3]	(1.5)	(1.2)
Less: income tax benefit[2]	0.3	0.3
Net gain reclassified from AOCI to Net income	(1.2)	(0.9)
Other comprehensive loss, net of tax	(0.2)	(0.2)
Ending balance	$0.1	$0.1

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	Quarter Ended
	March 31,
	2020	2019
Cash Flow Hedges:
Beginning balance	$(5.6)	$(13.4)
Unrealized (loss) gain on cash flow hedges	(27.9)	7.4
Less: income tax benefit (expense)	6.8	(1.8)
Net unrealized (loss) gain on cash flow hedges	(21.1)	5.6
Reclassification of unrealized loss upon settlement of cash flow hedges[4]	7.0	4.2
Less: income tax expense[2]	(1.8)	(1.0)
Net loss reclassified from AOCI to Net income	5.2	3.2
Other comprehensive (loss) income, net of tax	(15.9)	8.8
Ending balance	$(21.5)	$(4.6)

Fair Value Hedges:
Beginning balance	$—	$—
Unrealized loss on fair value hedges	(0.8)	—
Less: income tax benefit	0.2	—
Net unrealized loss on fair value hedges	(0.6)	—
Excluded component amortized from OCI to Net income[5]	0.2	—
Less: income tax expense[2]	(0.1)	—
Net loss reclassified from AOCI to Net income	0.1	—
Other comprehensive loss, net of tax	(0.5)	—
Ending balance	$(0.5)	$—

Foreign Currency Translation:
Beginning balance	$(0.1)	$(0.1)
Other comprehensive income, net of tax	—	—
Ending balance	$(0.1)	$(0.1)

Total AOCI ending balance	$(54.1)	$(39.1)
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

[4]
Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of COGS. As of March 31, 2020, we estimate a net mark-to-market loss before tax of $18.1 million in AOCI will be reclassified into Net income within the next 12 months.

[5]
Amounts reclassified out of AOCI relating to fair value hedges were included as a component of depreciation expense. As of March 31, 2020, we estimate a net mark-to-market loss before tax of $0.6 million in AOCI will be reclassified into Net income within the next 12 months.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

9. Other (Expense) Income, Net
Other (expense) income, net, consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Interest income	$0.1	$0.2
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.2)	(1.6)
Realized gain on available for sale securities	1.5	1.2
Unrealized (loss) gain on equity securities	(0.6)	0.5
All other (expense) income, net	(0.6)	0.2
Other (expense) income, net	$(0.8)	$0.5

10. Income Tax Matters
The provision for income taxes consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Domestic	$9.5	$9.5
Foreign	0.1	0.3
Total	$9.6	$9.8

The income tax provision for the quarters ended March 31, 2020 and March 31, 2019 was $9.6 million and $9.8 million, respectively, reflecting an effective tax rate of 25% and 26%, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2020.
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
Our gross unrecognized benefits relating to uncertain tax positions were $3.9 million and $4.1 million at March 31, 2020 and December 31, 2019, respectively, of which, $0.4 million and $0.9 million would be recorded through our income tax provision and thus impact the effective tax rate at March 31, 2020 and December 31, 2019, respectively, if the gross unrecognized tax benefits were to be recognized.
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the Coronavirus Disease 2019 outbreak. We are currently evaluating how provisions in the CARES Act will impact our consolidated financial statements.
11. Net Income Per Share
Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters ended March 31, 2020 and March 31, 2019, which in both periods was more dilutive than the two-class method.

Notes Index
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended
	March 31,
	2020	2019
Numerator:
Net income	$29.1	$28.0
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,838	16,108
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	170	264
Diluted	16,008	16,372

Net income per common share, Basic:	$1.83	$1.74
Net income per common share, Diluted:	$1.81	$1.71
____________________

[1]
During the quarters ended March 31, 2020 and March 31, 2019, a total of two thousand and four thousand shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2020	2019
	(In millions of dollars)
Interest paid	$6.1	$0.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$4.7	$4.7
Stock repurchases not yet settled	$—	$0.2

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$4.2	$0.5
Cash paid for amounts included in the measurement of operating lease liabilities	$1.1	$0.9
Finance lease liabilities arising from obtaining finance lease assets	$0.1	$—

	March 31, 2020	March 31, 2019
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$307.2	$115.3
Restricted cash included in Prepaid expenses and other current assets[1]	—	0.3
Restricted cash included in Other assets[1]	13.9	13.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$321.1	$129.4

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

13. Business, Product and Geographical Area Information
Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace and high strength ("Aero/HS products"), automotive ("Automotive Extrusions"), general engineering ("GE products") and other industrial ("Other products"). We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.
The following table presents Net sales by end market applications and by timing of control transfer for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Net sales:
Aero/HS products	$196.0	$198.5
Automotive Extrusions	47.4	53.0
GE products	121.7	130.0
Other products	4.2	13.7
Total net sales	$369.3	$395.2

Timing of revenue recognition:
Products transferred at a point in time	$215.6	$223.3	[1]
Products transferred over time	153.7	171.9	[1]
Total net sales	$369.3	$395.2

__________________

1.	As corrected from $131.8 million of products transferred at a point in time and $263.4 million of products transferred over time.
The following table presents geographic information for income taxes paid for the periods presented (in millions of dollars):

	Quarter Ended
	March 31,
	2020	2019
Income taxes paid:
Domestic	$—	$0.1
Foreign	0.1	0.8
Total income taxes paid	$0.1	$0.9

14. Subsequent Events
Dividend Declaration. On April 14, 2020, we announced that our Board of Directors declared a cash dividend of $0.67 per common share. As such, we expect to pay approximately $10.7 million (including dividend equivalents) on or about May 15, 2020 to stockholders of record and the holders of certain restricted stock units at the close of business on April 24, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item should be read in conjunction with Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q (this "Report").
This Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates," or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management's strategies and decisions; (ii) general economic and business conditions, including the impact of the global outbreak of Coronavirus Disease 2019 ("COVID-19") and governmental and other actions taken in response, cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. "Risk Factors" included in this Report and Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Highlights of the Quarter Ended March 31, 2020;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements" of this Report and our consolidated financial statements and related notes included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired in 2018, is located in Columbia, New Jersey and focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control ("CNC") machining, additive manufacturing ("3D Printing"), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the quarter ended March 31, 2020 totaled $369.3 million on 155.6 million pounds shipped from our facilities. We employed approximately 2,835 people at March 31, 2020.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Historically, approximately 48% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 52% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.
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
Beginning in March 2020, our industry, along with global economic conditions generally, have been significantly impacted by the outbreak of COVID-19. Though the impact of COVID-19 on our operations has varied by local conditions and applicable government mandates, a significant amount of automotive, aerospace and other customers have experienced serious reductions in sales and/or substantially curtailed their operations, decreasing demand for our products. The ultimate duration and impact of the COVID-19 outbreak on our and our customers' operations is presently unclear. Furthermore, the extent to which we or our customers may successfully mitigate the impact of COVID-19, if at all, is not presently ascertainable. However, we expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on global economic conditions. For additional risks relating to the COVID-19 outbreak, see Item 1A. Risk Factors in Part II of this Report.
Highlights of the quarter ended March 31, 2020 include:

•	Outbreak of COVID-19 resulted in automotive customers curtailing operations late in the quarter;

•
VAR for our aerospace applications during the quarter ended March 31, 2020 increased approximately 4% from the quarter ended March 31, 2019 on a 1% decrease in shipments, reflecting favorable pricing and mix;

•
VAR for our automotive extrusions declined approximately 7% during the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019 on a 5% decrease in shipments, reflecting the impact of automotive customer plant closures late in the quarter;

•	Both VAR and shipments for our general engineering applications were flat during the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019;

•	Combined cash and cash equivalents, short-term investments and net borrowing availability under our Revolving Credit Facility was approximately $688.0 million as of March 31, 2020;

•
We paid cash dividends and dividend equivalents of $11.3 million and repurchased 152,763 shares of our common stock for $12.5 million at a weighted average price of $81.94 during the quarter ended March 31, 2020;

•	We suspended our share repurchase program as of March 18, 2020 in response to the current economic conditions.
Results of Operations
Consolidated Results of Operations
Net Sales. Net sales totaled $369.3 million and $395.2 million for the quarters ended March 31, 2020 and March 31, 2019, respectively, reflecting a year-over-year 7.0 million pound (4%) decrease in shipment volume and a $0.06/lb (2%) decrease in average realized sales price per pound. The shipment volume decrease primarily reflected: (i) a 4.5 million pound (64%) decrease in Other products reflecting our planned exit from non-strategic applications; (ii) a 1.3 million pound (5%) decrease in Automotive Extrusions reflecting the impact of automotive plant closures; (iii) a 0.6 million pound (1%) decrease in GE products; and (iv) a 0.6 million pound (1%) decrease in Aero/HS products. The decrease in average realized sales price per pound reflected a $0.11/lb (10%) decrease in average Hedged Cost of Alloyed Metal price per pound, partially offset by a $0.05/lb (4%) increase in VAR per pound due to favorable pricing and mix of Aero/HS products shipments. See the table in "Selected Operational and Financial Information" below for further details.
Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2020 totaled $286.6 million, or 78% of Net sales, compared to $315.1 million, or 80% of Net sales, for the quarter ended March 31, 2019. The decrease of $28.5 million reflected a $24.2 million decrease in Hedged Cost of Alloyed Metal and a $4.3 million decrease in net manufacturing conversion and other costs. Of the $24.2 million decrease in Hedged Cost of Alloyed Metal, $16.6 million was due to lower hedged metal prices and $7.6 million was due to lower shipment volume, as discussed above in "Net Sales." The $4.3 million decrease in net manufacturing conversion and other costs was due primarily to the overall reduction in shipment volume of Other products due to the planned exit from non-strategic applications. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the quarters ended March 31, 2020 and March 31, 2019.
Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $23.9 million and $25.2 million for the quarters ended March 31, 2020 and March 31, 2019, respectively. The decrease during the quarter ended March 31, 2020 was due primarily to: (i) a $1.0 million reduction in salaries and benefits and (ii) a $0.6 million reduction in miscellaneous selling and marketing costs.
Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 4.625% unsecured senior notes due March 1, 2028, our 5.875% unsecured senior notes due May 15, 2024 and our revolving credit facility, net of capitalized interest. The 5.875% unsecured senior notes were redeemed on December 18, 2019 (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). Interest expense was $6.1 million and $5.7 million for the quarters ended March 31, 2020 and March 31, 2019, respectively, net of $0.3 million and $0.5 million of interest expense capitalized as part of construction in progress for the quarters ended March 31, 2020 and March 31, 2019, respectively.
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
The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2020	2019
Net income	$29.1	$28.0
Interest expense	6.1	5.7
Other expense (income), net	0.8	(0.5)
Income tax provision	9.6	9.8
Depreciation and amortization	13.2	11.9
Non-run-rate items:
Adjustments to plant-level LIFO[1]	(0.7)	(1.8)
Mark-to-market loss on derivative instruments[2]	0.1	2.4
Workers' compensation cost due to discounting	0.7	0.3
Environmental expenses[3]	0.5	0.4
Total non-run-rate items	0.6	1.3
Adjusted EBITDA	$59.4	$56.2
____________________

[1]
We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]
Mark-to-market loss on derivative instruments for 2020 and 2019 represents the reversal of mark-to-market loss (gain) on hedges entered into prior to the adoption of Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") and settled in the periods presented above. Adjusted EBITDA reflects the realized loss of such settlements.

[3]
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended March 31, 2020 was $3.2 million higher than Adjusted EBITDA for the quarter ended March 31, 2019 reflecting favorable aerospace pricing and mix and cost improvement despite inefficiencies from pandemic-related reductions in volume, and costs related to unplanned downtime at our Trentwood facility during the quarter ended March 31, 2019 that were not repeated in the quarter ended March 31, 2020.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Quarter Ended March 31,
	2020		2019
Aero/HS Products:
Shipments (mmlbs)	66.4		67.0
	$	$ / lb	$	$ / lb
Net sales	$196.0	$2.95	$198.5	$2.96
Less: Hedged Cost of Alloyed Metal	(65.9)	(0.99)	(73.6)	(1.10)
VAR	$130.1	$1.96	$124.9	$1.86

Automotive Extrusions:
Shipments (mmlbs)	24.3		25.6
	$	$ / lb	$	$ / lb
Net sales	$47.4	$1.95	$53.0	$2.07
Less: Hedged Cost of Alloyed Metal	(23.4)	(0.96)	(27.3)	(1.07)
VAR	$24.0	$0.99	$25.7	$1.00

GE Products:
Shipments (mmlbs)	62.4		63.0
	$	$ / lb	$	$ / lb
Net sales	$121.7	$1.95	$130.0	$2.06
Less: Hedged Cost of Alloyed Metal	(61.0)	(0.98)	(68.5)	(1.08)
VAR	$60.7	$0.97	$61.5	$0.98

Other Products:
Shipments (mmlbs)	2.5		7.0
	$	$ / lb	$	$ / lb
Net sales	$4.2	$1.68	$13.7	$1.96
Less: Hedged Cost of Alloyed Metal	(2.4)	(0.96)	(7.4)	(1.06)
VAR	$1.8	$0.72	$6.3	$0.90

Total:
Shipments (mmlbs)	155.6		162.6
	$	$ / lb	$	$ / lb
Net sales	$369.3	$2.37	$395.2	$2.43
Less: Hedged Cost of Alloyed Metal	(152.7)	(0.98)	(176.8)	(1.09)
VAR	$216.6	$1.39	$218.4	$1.34
Outlook
The quarter ended March 31, 2020 began with a strong performance and our operating results demonstrated strong demand for our products, however, the recent COVID-19 pandemic has introduced significant business and economic uncertainty, challenges and potential opportunities for the longer-term. At this time, we are focused on the health and safety of our employees, executing on our longstanding business cycle strategy and taking actions in response to the current environment. We do not know how long the pandemic will last, what implications it will have on our business or what type of economic recovery we will experience as we look forward. Furthermore, given the unprecedented nature of these events and related governmental actions, statements about future outlook that we previously provided, which did not take into account the existence or impact of the COVID-19 outbreak, no longer reflect our outlook for 2020 and should not be relied upon. However, for more than a decade, our business cycle strategy has served us well through a wide range of economic cycles and has prepared us to address the challenges and potential opportunities presented by the pandemic.
We continue to adjust the business in response to the pandemic economy, while also positioning for an economic rebound and potential opportunities to enhance our competitive position. Our focus is on preserving liquidity, which as of March 31, 2020, was $688.0 million. We suspended share repurchases in mid-March 2020, and we are flexing costs with changes in business activity and limiting capital spending to our critical sustaining capital projects. In addition, we will continue to monitor market conditions to determine timing of the various modules contained within the $375.0 million, multi-year expansion project at our Trentwood facility, including the initial $145.0 million planned investment in a new plate stretcher.
Our top priority has and continues to be focused on the health and safety of our employees. All of our facilities have continued to operate during shelter-in-place mandates due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and recognition as an essential business by state and local government authorities. We are working closely with our employees and local union officials to stress the importance of following Centers for Disease Control and Prevention ("CDC") guidelines to mitigate the risk of exposure to COVID-19. Where possible, our employees will continue working remotely until we return to normal operations. In addition, we have implemented additional health and safety protocols for all outside contractors and service providers required to enter our facilities and we have developed contingency plans at each of our facilities for responding to employees experiencing symptoms, those who may have been in close proximity to anyone displaying symptoms and any employees testing positive for the virus.
Since late February 2020, global air travel has slowed dramatically as a result of the COVID-19 pandemic and large commercial airframe companies and their customers, the airlines, have been significantly impacted. Commercial aerospace represents approximately 33% of our consolidated VAR under normal market conditions. The two largest airframe manufacturers have reduced their build rates and recently curtailed operations on a temporary basis. As a preferred strategic supplier, we are working in partnership with our customers to meet their current needs while also preparing for production levels to ramp up. At this time, we anticipate that our commercial aerospace VAR could be approximately 20% to 25% lower in 2020 compared to our 2019 VAR for these customers. We expect passenger traffic will recover as it has historically following other crises, and the subsequent growth in aircraft builds will continue, represented by a solid backlog for commercial aircraft.
Market conditions for our defense applications remain intact. We have a strong position on many legacy fighter programs in this market and we are a significant supplier to the F-35 fighter program. Demand for our defense business, which represents approximately 10% to 15% of consolidated VAR, is expected to remain strong through 2020.
Many of our automotive tier one suppliers and original equipment manufacturers have temporarily closed facilities and suspended operations in response to COVID-19. Although the general industrial business environment remained steady through March 2020, recent shutdowns of non-essential businesses served by this end market have shown indications of slowing demand. We believe we are well positioned with strong, longstanding customer relationships, and are flexing costs in response to changes in business activity while continuing to support these automotive and industrial customers.
Our strong supplier relationships are also critical to long-term success and we remain current on all of our supplier payment obligations. At this time, we have had no supply issues at any of our facilities, and our suppliers continue to meet all of our material requirements.
Until we have more clarity around the full economic impact of the COVID-19 pandemic, we will suspend providing a full year outlook for 2020.

Liquidity and Capital Resources
Summary
The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	March 31, 2020	December 31, 2019
Available cash and cash equivalents	$307.2	$264.3
Short-term investments	39.3	78.7
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	341.5	323.1
Total liquidity	$688.0	$666.1
____________________

[1]	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2020 and December 31, 2019.
We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents consist primarily of investment-grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less. Short-term investments represent holdings in investment-grade commercial paper with a maturity at the time of purchase of greater than 90 days. Due to the current economic situation, we have intentionally reduced our holdings in Short-term investments.
In addition to our unrestricted cash and cash equivalents described above, we had restricted cash of $13.9 million at March 31, 2020 that was pledged or held as collateral in connection with workers' compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 12 of Notes to Interim Consolidated Financial Statements included in this Report).
We and certain of our subsidiaries have a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of March 31, 2020, or as of December 31, 2019.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Quarter Ended March 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$52.4	$22.8
Investing activities	$18.6	$1.0
Financing activities	$(28.5)	$(34.0)
Cash provided by operating activities for the quarter ended March 31, 2020 reflected an increase in accounts payable of $21.7 million driven by increases in the quantity of metal purchases with an offsetting increase in inventory of $17.0 million partially to meet aerospace demand and partially due to our automotive customers temporarily curtailing operations late in the quarter.
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

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended March 31, 2020 and March 31, 2019.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity and that our Revolving Credit Facility and unsecured notes have covenants that allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements for at least the next twelve months, and while we also believe that alternative sources of liquidity will remain available in the event we seek to add liquidity for opportunistic or other reasons in the future, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. At April 13, 2020, there were no borrowings under the Revolving Credit Facility.
See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our Revolving Credit Facility.
Debt
See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 for mandatory principal and cash interest payments on the outstanding borrowings.
We do not believe that covenants in the indenture governing the unsecured senior notes are likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the Trentwood modernization project, which has focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment has also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth.
As a response to the COVID-19 pandemic and in order to preserve liquidity, at this time we are limiting capital spending to critical sustaining projects. Our spending outlook for the year is and will remain uncertain until we gain more clarity on the impacts of COVID-19 as well as post-pandemic economic conditions. Under normal circumstances, our sustaining capital expenditures over time would average $35.0 million to $40.0 million per year. However, with reduced activity levels, there is less wear on equipment, and we expect the level of sustaining capital expenditures will decline. Total capital expenditures were $21.1 million and $13.6 million for the quarters ended March 31, 2020 and March 31, 2019, respectively. The majority of our capital spending in both periods was allocated among our manufacturing locations on projects expected to reduce operating costs, improve product quality, expand capacity or enhance operational security.
With a view towards the longer-term demand growth of heat treat plate for applications in our aerospace and general engineering end markets, in February 2020 we announced a $375.0 million multi-year expansion project at our Trentwood facility that will provide increased capacity, redundancy, efficiency and operational security for key bottleneck operations in our process flow. We will continue to monitor market conditions to determine the timing of the various modules contained within this strategic project, including the initial $145.0 million investment in a new heavy gauge plate stretcher at our Trentwood facility. Capital investments will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our unsecured senior notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.
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
See our Statements of Consolidated Stockholders' Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2020 and March 31, 2019, and declared subsequent to March 31, 2020.
Repurchases of Common Stock
See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding repurchases of common stock made during the quarters ended March 31, 2020 and March 31, 2019 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.
See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2020 and March 31, 2019, in connection with the vesting of non-vested shares, restricted stock units and performance shares.
In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.
Environmental Commitments and Contingencies
See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
During the quarter ended March 31, 2020, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.
Except as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2019.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We discuss our critical accounting estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.
There have been no other material changes in our critical accounting estimates and policies since December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. As discussed more fully in Note 5 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.
Aluminum
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.
During the quarters ended March 31, 2020 and March 31, 2019, settlements of derivative contracts covering 43.3 million pounds and 53.0 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At March 31, 2020, we had derivative contracts with respect to approximately 69.7 million pounds, 23.8 million pounds and 21.0 million pounds to hedge sales to be made in the remainder of 2020, 2021 and 2022, respectively, on pricing terms that create metal price risk for us.
Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of March 31, 2020 and

December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $11.5 million and $10.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of March 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.1 million and $0.9 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.
Alloying Metals
We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of March 31, 2020, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of March 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.1 million and $1.0 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the Commodity Exchange, Inc. market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.6 million as of both March 31, 2020 and December 31, 2019, with corresponding changes to the net fair value of our Alloying Metals hedges.
Energy
We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.
See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of March 31, 2020. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $8.0 million and $8.6 million as of March 31, 2020 and December 31, 2019, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of March 31, 2020 and December 31, 2019 would have resulted in an unrealized mark-to-market loss of $3.1 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.
Foreign Currency
See Note 5 and Note 8 of Notes to Consolidated Financial Statements included in this Report for information relating to foreign currency forward contracts. As of March 31, 2020, we hedged our equipment purchase transactions denominated in euros using fair value contracts with settlement dates through May 2022. We estimate that a 10% decrease in the March 31, 2020 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $3.8 million with corresponding changes to the net fair value of our foreign currency derivative positions. As of December 31, 2019, we had an immaterial, non-designated hedge of a euro denominated firm-commitment to purchase equipment that settled in January 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2019.
Item 1A. Risk Factors
Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning risk factors. In addition to the risk factors discussed below, the impact of the Coronavirus Disease 2019 ("COVID-19") may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.
The COVID-19 outbreak has impacted and could in the future materially and adversely affect our business.
The novel strain of the coronavirus identified in China in late 2019 and now affecting the global community has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.
Furthermore, as a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers, have been and could continue to be negatively impacted as a result of disruption in demand, which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity, or capability to enable the manufacture of our products according to our schedule and specifications. Because of impacts to suppliers' operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.
The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of the COVID-19 pandemic, and we cannot predict whether these will continue or our facilities will experience more significant or frequent disruptions in the future. Furthermore, we may need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.
The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition and liquidity, it is currently unclear if and how we will benefit from the CARES Act.

The COVID-19 pandemic could cause downturns in the commercial aerospace industry and/or the automotive and ground transportation industries, which could adversely affect our business.
We derive a significant portion of our revenue from products sold to the aerospace and automotive and ground transportation industries. Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global travel patterns, negatively influencing demand for new commercial aircraft and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, which, in turn could adversely affect demand for our products. For example, several of our automotive customers have temporarily suspended operations in response to the COVID-19 pandemic and/or in accordance with governmental requirements. Despite existing backlogs, adverse developments resulting from the pandemic may lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2020:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2020 - January 31, 2020	—	$—	9,360	$103.25	$104.6
February 1, 2020 - February 29, 2020	—	—	11,676	102.07	$103.5
March 1, 2020 - March 31, 2020	45,545	93.22	131,727	78.64	$93.1
Total	45,545	$93.22	152,763	$81.94	N/A
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

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our Senior Notes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1
Kaiser Aluminum Fabricated Products 2020 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

10.2
2020 Form of Executive Officer Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

10.3
2020 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

10.4
Kaiser Aluminum Corporation 2020 - 2022 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

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

Date: April 20, 2020