Form 10-Q
period 2020-06-30
KAISER ALUMINUM CORP
filed 2020-07-28
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 20, 2020, there were 15,812,169 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$710.6	$264.3
Short-term investments	—	78.7
Receivables:
Trade receivables, net	126.4	167.1
Other	22.0	18.1
Contract assets	41.6	54.6
Inventories	181.4	177.6
Prepaid expenses and other current assets	25.7	19.4
Total current assets	1,107.7	779.8
Property, plant and equipment, net	627.1	622.0
Operating lease assets	28.0	25.8
Deferred tax assets, net	—	11.8
Intangible assets, net	28.1	29.6
Goodwill	18.8	18.8
Other assets	38.7	38.4
Total	$1,848.4	$1,526.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61.0	$92.0
Accrued salaries, wages and related expenses	34.9	34.4
Other accrued liabilities	54.5	44.0
Total current liabilities	150.4	170.4
Long-term portion of operating lease liabilities	27.0	25.2
Net liabilities of Salaried VEBA	32.5	32.6
Deferred tax liabilities	7.3	4.5
Long-term liabilities	75.3	67.0
Long-term debt	837.1	492.6
Total liabilities	1,129.6	792.3
Commitments and contingencies – Note 7
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2020 and December 31, 2019; no shares were issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2020 and at December 31, 2019; 22,647,455 shares issued and 15,812,169 shares outstanding at June 30, 2020; 22,550,827 shares issued and 15,868,304 shares outstanding at December 31, 2019	0.2	0.2
Additional paid in capital	1,063.3	1,062.9
Retained earnings	173.4	172.8
Treasury stock, at cost, 6,835,286 shares at June 30, 2020 and 6,682,523 shares at December 31, 2019, respectively	(475.9)	(463.4)
Accumulated other comprehensive loss	(42.2)	(38.6)
Total stockholders' equity	718.8	733.9
Total	$1,848.4	$1,526.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED (LOSS) INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions of dollars, except share and per share amounts)
Net sales	$275.7	$375.3	$645.0	$770.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	224.5	303.5	511.1	618.6
Depreciation and amortization	13.0	12.1	26.2	24.0
Selling, general, administrative, research and development	22.7	27.2	46.6	52.4
Restructuring costs	11.9	—	11.9	—
Other operating (income) charges, net	(1.1)	0.1	(1.1)	0.1
Total costs and expenses	271.0	342.9	594.7	695.1
Operating income	4.7	32.4	50.3	75.4
Other income (expense):
Interest expense	(10.5)	(5.8)	(16.6)	(11.5)
Other income (expense), net – Note 10	0.5	(0.1)	(0.3)	0.4
(Loss) income before income taxes	(5.3)	26.5	33.4	64.3
Income tax provision	(1.3)	(7.3)	(10.9)	(17.1)
Net (loss) income	$(6.6)	$19.2	$22.5	$47.2

Net (loss) income per common share:
Basic	$(0.41)	$1.19	$1.42	$2.93
Diluted	$(0.41)	$1.18	$1.41	$2.89
Weighted-average number of common shares outstanding (in thousands):
Basic	15,781	16,063	15,809	16,085
Diluted	15,781	16,240	15,929	16,298

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions of dollars)
Net (loss) income	$(6.6)	$19.2	$22.5	$47.2
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	0.9	1.1	2.0	2.2
Available for sale securities	(0.3)	(0.1)	(0.5)	(0.3)
Cash flow hedges	10.8	(4.2)	(5.1)	4.6
Fair value hedges	0.5	—	—	—
Other comprehensive income (loss), net of tax	11.9	(3.2)	(3.6)	6.5
Comprehensive income	$5.3	$16.0	$18.9	$53.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2020

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	29.1	—	—	29.1
Other comprehensive loss, net of tax	—	—	—	—	—	(15.5)	(15.5)
Common shares issued (including impacts from Long-Term Incentive programs)[1]	119,598	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[2]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[3]	—	—	—	(11.3)	—	—	(11.3)
Amortization of unearned equity compensation	—	—	1.7	—	—	—	1.7
BALANCE, March 31, 2020	15,789,594	$0.2	$1,060.3	$190.6	$(475.9)	$(54.1)	$721.1
Net loss	—	—	—	(6.6)	—	—	(6.6)
Other comprehensive income, net of tax	—	—	—	—	—	11.9	11.9
Common shares issued (including impacts from Long-Term Incentive programs)[1]	22,575	—	0.4	—	—	—	0.4
Cash dividends declared[3]	—	—	—	(10.6)	—	—	(10.6)
Amortization of unearned equity compensation	—	—	2.6	—	—	—	2.6
BALANCE, June 30, 2020	15,812,169	$0.2	$1,063.3	$173.4	$(475.9)	$(42.2)	$718.8

[1]	At June 30, 2020, 358,122 shares were available for awards under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan ("2016 Plan").
[2]

Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2020 was $81.94. There was no repurchase of common stock for the quarter ended June 30, 2020. At June 30, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share was $0.67 for each of the quarters ended March 31, 2020 and June 30, 2020.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	28.0	—	—	28.0
Other comprehensive income, net of tax	—	—	—	—	—	9.7	9.7
Common shares issued (including impacts from Long-Term Incentive programs)	122,309	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(46,388)	—	(5.0)	—	—	—	(5.0)
Repurchase of common stock[1]	(175,977)	—	—	—	(17.4)	—	(17.4)
Cash dividends declared[2]	—	—	—	(10.2)	—	—	(10.2)
Amortization of unearned equity compensation	—	—	2.4	—	—	—	2.4
BALANCE, March 31, 2019	16,134,547	$0.2	$1,056.7	$168.0	$(437.9)	$(39.1)	$747.9
Net income	—	—	—	19.2	—	—	19.2
Other comprehensive loss, net of tax	—	—	—	—	—	(3.2)	(3.2)
Common shares issued (including impacts from Long-Term Incentive programs)	14,700	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(12,395)	—	(1.2)	—	—	—	(1.2)
Repurchase of common stock[1]	(108,177)	—	—	—	(10.2)	—	(10.2)
Cash dividends declared[2]	—	—	—	(9.9)	—	—	(9.9)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, June 30, 2019	16,028,675	$0.2	$1,059.2	$177.3	$(448.1)	$(42.3)	$746.3

[1]	Weighted-average repurchase price (dollars per share) for the quarters ended March 31, 2019 and June 30, 2019 was $98.55 and $95.00.
[2]	Dividends declared per common share were $0.60 for each of the quarters ended March 31, 2019 and June 30, 2019.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$22.5	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	24.8	22.6
Amortization of definite-lived intangible assets	1.4	1.4
Amortization of debt premium and debt issuance costs	0.8	0.6
Deferred income taxes	15.8	18.3
Non-cash equity compensation	4.7	6.1
Gain on disposition of short-term investments	(0.7)	(0.4)
Non-cash asset impairment charge	—	0.1
Loss (gain) on disposition of property, plant and equipment	0.3	(0.2)
Other non-cash changes in assets and liabilities	3.1	6.1
Changes in operating assets and liabilities:
Trade and other receivables	36.5	2.2
Contract assets	13.0	8.0
Inventories	(3.8)	(16.0)
Prepaid expenses and other current assets	(7.6)	(4.3)
Accounts payable	(28.7)	(13.4)
Accrued liabilities	10.9	(6.6)
Annual variable cash contributions to Salaried VEBA	(2.9)	(2.1)
Long-term assets and liabilities, net	4.8	0.9
Net cash provided by operating activities	94.9	70.5
Cash flows from investing activities[1]:
Capital expenditures	(31.8)	(29.9)
Purchase of short-term investments	(39.1)	(33.0)
Purchase of equity securities	(0.5)	(0.7)
Proceeds from disposition of short-term investments	118.1	45.7
Proceeds from disposition of property, plant and equipment	—	0.2
Net cash provided by (used in ) investing activities	46.7	(17.7)
Cash flows from financing activities[1]:
Issuance of 6.50% Senior Notes	350.0	—
Cash paid for debt issuance costs	(6.1)	—
Repayment of finance lease	(0.8)	(0.6)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.3)	(6.2)
Repurchase of common stock	(12.5)	(28.6)
Cash dividends and dividend equivalents paid	(21.9)	(20.1)
Net cash provided by (used in) financing activities	304.4	(55.5)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	446.0	(2.7)
Cash, cash equivalents and restricted cash at beginning of period	278.6	139.6
Cash, cash equivalents and restricted cash at end of period	$724.6	$136.9

[1]	See Note 13 for supplemental cash flow information.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTES INDEX

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation, Economic Conditions and Recent Accounting Pronouncements

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

Coronavirus Disease 2019 ("COVID-19") Pandemic. Beginning in March 2020, the COVID-19 pandemic significantly impacted our industry, causing demand for our products, primarily in our aerospace and automotive end markets, to decline. We instituted operational measures in response to financial impacts caused by the reduced demand. In March 2020, we suspended repurchases of our common stock. During the quarter ended June 30, 2020, we: (i) began limiting capital spending to critical sustaining projects (see Note 2 for discussion of idled projects); (ii) early settled firm commitments with corresponding fair value hedges and reduced forecasts with respect to purchase transactions with corresponding cash flow hedges (see Note 5); (iii) settled all outstanding available for sale securities (see Note 5); (iv) issued $350.0 million of new unsecured senior notes (see Note 6); and (v) initiated a plan of restructuring (see Note 9). For additional discussion related to the COVID-19 pandemic, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors, both of which are included in this Report.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of our consolidated financial position and results of operations. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods.

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

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 during the quarter ended March 31, 2020 using the prospective transition approach. The implementation costs we capitalized during the six months ended June 30, 2020 were included in both Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets. The corresponding cash flows related to these arrangements were included in Net cash provided by operating activities in our Statements of Consolidated Cash Flows.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

2. Supplemental Balance Sheet Information

	June 30, 2020	December 31, 2019
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$710.6	$28.2
Commercial paper	—	236.1
Total	$710.6	$264.3

Trade Receivables, Net
Billed trade receivables	$127.5	$168.5
Allowance for doubtful receivables	(1.1)	(1.4)
Trade receivables, net	$126.4	$167.1

Inventories[1]
Finished products	$40.8	$42.6
Work-in-process	62.7	63.5
Raw materials	71.3	65.0
Operating supplies	6.6	6.5
Total	$181.4	$177.6

Property, Plant and Equipment, Net
Land and improvements	$21.6	$21.4
Buildings and leasehold improvements	110.2	104.5
Machinery and equipment	826.9	813.5
Construction in progress[2]	42.0	33.2
Property, plant and equipment, gross	1,000.7	972.6
Accumulated depreciation	(375.1)	(352.2)
Assets held for sale	1.5	1.6
Property, plant and equipment, net	$627.1	$622.0

Other Accrued Liabilities
Uncleared cash disbursements	$3.3	$4.2
Accrued income taxes and taxes payable	8.4	6.2
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	11.8	2.3
Short-term environmental accrual – Note 7	6.6	5.5
Other – Note 3 and Note 5	24.4	22.9
Total	$54.5	$44.0

Long-Term Liabilities
Workers' compensation accrual[3]	$29.6	$27.7
Long-term environmental accrual – Note 7	11.6	11.5
Other long-term liabilities	34.1	27.8
Total	$75.3	$67.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[1]

At June 30, 2020, the stated LIFO value of our inventory exceeded its current cost by $11.0 million. At December 31, 2019, the current cost of our inventory exceeded its stated LIFO value by $11.9 million.

[2]

Based on market conditions during the quarter ended June 30, 2020, we temporarily idled $23.9 million of Construction in progress as of June 30, 2020, all of which is expected to resume at a future date.

[3]

Our workers' compensation accrual was estimated using a discount rate of 1.00% and 1.75% at June 30, 2020 and December 31, 2019, respectively. The undiscounted workers' compensation liabilities were estimated at $30.3 million and $29.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

The following table presents lease terms and discount rates as of June 30, 2020:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	5.5	9.5
Weighted-average discount rate	4.6%	5.4%

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

Leases	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$28.0	$25.8
Finance lease assets	Property, plant and equipment, net	6.1	6.6
Total lease assets		$34.1	$32.4

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$4.5	$3.9
Finance lease liabilities	Other accrued liabilities	1.3	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	27.0	25.2
Finance lease liabilities	Long-term liabilities	4.8	5.4
Total lease liabilities		$37.6	$35.7

The following table summarizes the components of lease cost on our Statements of Consolidated (Loss) Income for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$1.8	$1.8	$3.6	$3.8
Short-term lease cost	0.3	0.2	0.6	0.5
Finance lease cost:
Amortization of leased assets	0.3	0.3	0.7	0.7
Interest on lease liabilities	0.1	0.1	0.2	0.2
Total lease cost	$2.5	$2.4	$5.1	$5.2

The following table presents the maturity of our lease liabilities as of June 30, 2020 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2020	$0.8	$3.1
2021	1.5	5.6
2022	1.2	4.8
2023	1.1	4.4
2024	0.7	4.1
2025	0.7	2.3
2026 and thereafter	0.9	16.9
Total minimum lease payments	$6.9	$41.2

Less: interest	(0.8)	(9.7)
Present value	$6.1	$31.5

4. Employee Benefits

Short-Term Incentive Plans ("STI Plans"). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

hourly and salaried employees. As of June 30, 2020, we had a liability of $3.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2020 STI Plan.

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

Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other income (expense), net (see Note 10). Assets of our deferred compensation plan are included in Other assets, classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2020 and December 31, 2019 was $8.8 million and $8.1 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

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

The following table presents the total expense related to all postretirement benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Defined contribution plans[1]	$1.7	$1.7	$5.6	$5.6
Deferred compensation plan[1]	0.8	0.3	0.4	1.0
Multiemployer pension plans[1]	1.2	1.2	2.5	2.4
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.2	1.6	2.4	3.3
Total	$4.9	$4.8	$10.9	$12.3

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items ("COGS") with the remaining balance in Selling, general, administrative, research and development ("SG&A and R&D").

[2]

The current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA is included within our Statements of Consolidated (Loss) Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income (expense), net, on our Statements of Consolidated (Loss) Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarters and six months ended June 30, 2020 and June 30, 2019.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Salaried VEBA[1]:
Interest cost	$0.7	$0.8	$1.3	$1.6
Expected return on plan assets	(0.7)	(0.7)	(1.4)	(1.3)
Amortization of prior service cost[2]	1.1	1.4	2.3	2.8
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.2	$1.6	$2.4	$3.3

[1]	The service cost was insignificant for all periods presented.
[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

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

In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was $14.4 million and $7.2 million at June 30, 2020 and December 31, 2019, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. Cash collateral posted from our customers was $0.5 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Cash Flow Hedges

We designate our aluminum and energy derivatives and our forward swap contracts for zinc and copper ("Alloying Metals") used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income (loss), net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive loss ("AOCI"), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Fair Value Hedges

We are exposed to foreign currency exchange risk related to firm-price commitments for equipment purchases from foreign manufacturers. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our exposure to currency exchange rate fluctuations on these purchases, and designate such hedging instruments as fair value hedges. Gain or loss related to components excluded from the assessment of effectiveness from these fair value hedges is first recognized in AOCI and subsequently reclassified to Depreciation and amortization on a straight-line basis over the term of the hedge. Gain or loss on the hedged item (e.g., equipment purchase firm commitments) and the remaining gain or loss on the fair value hedge is recorded within Depreciation and amortization in the period that the gain or loss occurs. Any difference between the change in the fair value of the excluded component and amounts recognized in income on a straight-line basis over the term of the hedge is recognized in AOCI.

Non-Designated Hedges of Operational Risks

From time-to-time, we enter into commodity and foreign currency exchange contracts that are not designated as hedging instruments to mitigate certain short-term commodity and currency impacts, as identified. For derivative instruments that are not designated as hedging instruments, the gain or loss on these derivatives is recognized within COGS or Other income (expense), net, depending on whether it relates to commodity risk or foreign currency risk, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2020:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/20 through 12/22	92.4
Fixed price sales contracts	7/20 through 11/21	0.9
Midwest premium swap contracts[1]	7/20 through 12/22	91.5

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/20 through 12/21	14.5
Fixed price sales contracts	7/20 through 12/21	5.8

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	7/20 through 12/24	7,490,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	7/20 through 12/22	570,140

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	9/20 through 1/21	711,324

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.
[2]

As of June 30, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 83% of the expected natural gas purchases for the remainder of 2020, 91% of the expected natural gas purchases for 2021, 95% of the expected natural gas purchases for 2022, 93% of the expected natural gas purchases for 2023, 85% of the expected natural gas purchases for 2024 and 25% of the expected natural gas purchases for both 2025 and 2026.

[3]

As of June 30, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 59% of our expected electricity purchases for the remainder of 2020, 58% of our expected electricity purchases for 2021 and 49% of our expected electricity purchases for 2022.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain)

The amount of loss (gain) included on our Statements of Consolidated (Loss) Income associated with all derivative contracts consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total of income and expense line items presented in our Statements of Consolidated (Loss) Income in which the effects of cash flow hedges are recorded	$224.5	$303.5	$511.1	$618.6

Loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges:
Aluminum	7.6	4.5	13.3	8.7
Alloying metals (effective hedges)	1.5	0.1	2.1	0.2
Alloying metals (reclassification due to forecasted transactions no longer probable of occurring)	0.7	—	0.7	—
Natural gas	0.4	0.1	0.9	—
Electricity	0.3	—	0.5	—
Total loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges	$10.5	$4.7	$17.5	$8.9

Total of income and expense line items presented in our Statements of Consolidated (Loss) Income in which the effects of fair value hedges are recorded	$13.0	$12.1	$26.2	$24.0

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to fair value hedges:
Foreign exchange contracts	(0.2)	—	—	—
Hedged item	0.2	—	—	—
Excluded component amortized from AOCI[1]	0.2	—	0.4	—
Reclassification from AOCI related to early termination of firm commitment[1]	(0.4)	—	(0.4)	—
Net settlement related to early termination of forward contracts	0.3	—	0.3	—
Total gain recognized in our Statements of Consolidated (Loss) Income related to fair value hedges	$0.1	$—	$0.3	$—

[1]	Included within Other income (expense), net in our Statements of Consolidated (Loss) Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	June 30, 2020			December 31, 2019
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.3	$(6.7)	$(6.4)	$1.0	$(4.1)	$(3.1)
Fixed price sales contracts	0.1	—	0.1	—	—	—
Midwest premium swap contracts	0.1	(2.7)	(2.6)	—	(1.2)	(1.2)
Alloying Metals –
Fixed price purchase contracts	0.2	(1.7)	(1.5)	0.4	(1.5)	(1.1)
Natural gas – Fixed price purchase contracts	0.2	(2.7)	(2.5)	—	(2.8)	(2.8)
Electricity – Fixed price purchase contracts	1.1	(2.6)	(1.5)	2.6	(1.6)	1.0
Total	$2.0	$(16.4)	$(14.4)	$4.0	$(11.2)	$(7.2)

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

	June 30, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$1.2	$2.1
Other assets	0.8	1.9
Total derivative assets	$2.0	$4.0

Derivative liabilities:
Other accrued liabilities	$(9.8)	$(7.6)
Long-term liabilities	(6.6)	(3.6)
Total derivative liabilities	$(16.4)	$(11.2)

Fair Value of Other Financial Instruments

Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.

Available for Sale Securities. Prior to June 30, 2020, we held commercial paper debt securities that were accounted for as available for sale securities and presented as either cash equivalents or short-term investments on our Consolidated Balance Sheets depending on their time-to-maturity upon initial investment. At December 31, 2019, the fair value input of our available for sale securities, which were classified within Level 2 of the fair value hierarchy, was calculated based on broker quotes. The amortized cost of available for sale securities approximated their fair value. When applicable, we review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. Based on market conditions during the quarter ended June 30, 2020, we settled all remaining outstanding available for sale securities upon maturity.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table classifies our other financial assets under the appropriate level of the fair value hierarchy as of June 30, 2020 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$710.6	$—	$—	$710.6
Total	$710.6	$—	$—	$710.6

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

6. Debt and Credit Facility

Senior Notes

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts ("6.50% Senior Notes"). The restrictions and covenants related to our 6.50% Senior Notes are similar to those governing our pre-existing 4.625% unsecured senior notes due March 1, 2028 ("4.625% Senior Notes"). The unamortized amount of debt issuance costs relating to the 6.50% Senior Notes as of June 30, 2020 was $5.9 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 6.50% Senior Notes was $4.2 million for the quarter and six months ended June 30, 2020. Interest accrues on the 6.50% Senior Notes beginning April 28, 2020 at a rate of 6.50% per annum and is payable semiannually on May 1 and November 1 of each year. The first interest payment date is November 1, 2020. The effective interest rate of the 6.50% Senior Notes is approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs.

The 6.50% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $365.5 million at June 30, 2020.

The 6.50% Senior Notes are unsecured obligations and are guaranteed by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the revolving credit facility (see Revolving Credit Facility below).

We may redeem the 6.50% Senior Notes at our option in whole or part at any time on or after May 1, 2022 at redemption prices (expressed as percentages of principal amount) of 103.250%, declining to 101.625% and 100.000% on or after May 1, 2023 and May 1, 2024, respectively, in each case plus any accrued and unpaid interest to the applicable redemption date. At any time prior to May 1, 2022, we may also redeem up to 40.0% of the 6.50% Senior Notes using the net proceeds from certain equity offerings at a redemption price equal to 106.500% of the principal amount plus any accrued and unpaid interest.

4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2020 was $7.0 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million and $12.0 million for the quarter and six months ended June 30, 2020, respectively. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $482.2 million and $513.5 million at June 30, 2020 and December 31, 2019, respectively.

5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 ("5.875% Senior Notes") at 100% of the principal amount. On December 18, 2019, we redeemed in full all outstanding

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

5.875% Senior Notes at a redemption price of 104.406% of the principal amount. The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million and $11.4 million for the quarter and six months ended June 30, 2019, respectively.

The amount of interest expense capitalized as construction in progress was $0.2 million and $0.4 million during the quarters ended June 30, 2020 and June 30, 2019, respectively. The amount of interest expense capitalized as construction in progress was $0.5 million and $0.9 million during the six months ended June 30, 2020 and June 30, 2019, respectively.

Revolving Credit Facility

Our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") provides us with a $375.0 million funding commitment through October 2024.

The table below summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2020 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$290.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)
Remaining borrowing availability	$282.3
Borrowing rate (if applicable)[1]	3.50%

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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

During 2013, at the request of the Ohio Environmental Protection Agency ("OEPA"), we initiated an investigational study of the Newark, Ohio ("Newark") facility related to historical on-site waste disposal. In the fourth quarter of 2018, we submitted our remedial investigation study to the OEPA, which is subject to their review and approval. Following OEPA approval of the remedial investigational study, we will then prepare the final feasibility study and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 to 24 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

During 2020, following the issuance of information requests under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), to which we responded, United States Environmental Protection Agency ("USEPA") issued a general notice letter to us alleging that we are a potentially responsible party under CERCLA for response and other potential remedial actions concerning property owned by us near our former smelter site in Mead, Spokane County, Washington. On February 21, 2020, we responded to the General Notice letter and we continue to have discussions with USEPA regarding potential resolution of the matter. Final resolution is not yet certain, however, based on currently available facts and our assessment of the likely remediation actions to be taken, we established a $1.9 million short-term environmental accrual during the six months ended June 30, 2020.

At June 30, 2020, our environmental accrual of $18.2 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us, including our property in Mead, Spokane County, Washington. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated balances for each component of AOCI for the periods presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(32.1)	$(34.5)	$(33.2)	$(35.6)
Amortization of net actuarial loss[1]	0.1	0.1	0.2	0.2
Amortization of prior service cost[1]	1.1	1.4	2.3	2.8
Less: income tax expense[2]	(0.3)	(0.4)	(0.6)	(0.8)
Net amortization reclassified from AOCI to Net (loss) income	0.9	1.1	1.9	2.2
Translation impact on Canadian pension plan AOCI balance	—	—	0.1	—
Other comprehensive income, net of tax	0.9	1.1	2.0	2.2
Ending balance	$(31.2)	$(33.4)	$(31.2)	$(33.4)

Available for Sale Securities:
Beginning balance	$0.1	$0.1	$0.3	$0.3
Unrealized gain on available for sale securities	0.1	0.7	1.4	1.7
Less: income tax expense	—	(0.1)	(0.3)	(0.4)
Net unrealized gain on available for sale securities	0.1	0.6	1.1	1.3
Reclassification of unrealized gain upon sale of available for sale securities[3]	(0.6)	(0.9)	(2.1)	(2.1)
Less: income tax benefit[2]	0.2	0.2	0.5	0.5
Net gain reclassified from AOCI to Net (loss) income	(0.4)	(0.7)	(1.6)	(1.6)
Other comprehensive loss, net of tax	(0.3)	(0.1)	(0.5)	(0.3)
Ending balance	$(0.2)	$—	$(0.2)	$—

Cash Flow Hedges:
Beginning balance	$(21.5)	$(4.6)	$(5.6)	$(13.4)
Unrealized gain (loss) on cash flow hedges	4.1	(10.1)	(23.8)	(2.7)
Less: income tax (expense) benefit	(0.9)	2.4	5.9	0.6
Net unrealized gain (loss) on cash flow hedges	3.2	(7.7)	(17.9)	(2.1)
Reclassification of unrealized loss upon settlement of cash flow hedges[4]	9.3	4.7	16.3	8.9
Reclassification due to forecasted sales no longer probable[4]	0.7	—	0.7	—
Less: income tax expense[2]	(2.4)	(1.2)	(4.2)	(2.2)
Net loss reclassified from AOCI to Net (loss) income	7.6	3.5	12.8	6.7
Other comprehensive income (loss), net of tax	10.8	(4.2)	(5.1)	4.6
Ending balance	$(10.7)	$(8.8)	$(10.7)	$(8.8)

Fair Value Hedges:
Beginning balance	$(0.5)	$—	$—	$—
Unrealized gain (loss) on fair value hedges	(0.2)	—	(1.0)	—
Less: income tax (expense) benefit	—	—	0.2	—
Net unrealized gain (loss) on fair value hedges	(0.2)	—	(0.8)	—
Excluded component amortized from OCI to Net (loss) income[5]	0.2	—	0.4	—
Reclassification due to cancellation of firm commitment[5]	0.6	—	0.6	—
Less: income tax expense[2]	(0.1)	—	(0.2)	—
Net loss reclassified from AOCI to Net (loss) income	0.7	—	0.8	—
Other comprehensive gain, net of tax	0.5	—	—	—
Ending balance	$—	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other comprehensive income, net of tax	—	—	—	—
Ending balance	$(0.1)	$(0.1)	$(0.1)	$(0.1)

Total AOCI ending balance	$(42.2)	$(42.3)	$(42.2)	$(42.3)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

[4]

Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of COGS. As of June 30, 2020, we estimate a net mark-to-market loss before tax of $8.8 million in AOCI will be reclassified into Net (loss) income upon settlement within the next 12 months.

[5]

Amounts reclassified out of AOCI relating to amortizing the excluded component of fair value hedges were included as a component of depreciation expense. Amounts reclassified out of AOCI related to cancellation of firm commitment were included as a component of Other income (expense), net. As of June 30, 2020, the amount in AOCI that will be reclassified into Net (loss) income within the next 12 months was immaterial.

9. Restructuring

During the quarter ended June 30, 2020, global restrictions on air travel and other changes in global travel patterns as a result of the Coronavirus Disease 2019 ("COVID-19") pandemic negatively impacted short and mid-term commercial aerospace demand within our Aero/HS products end market applications. We therefore initiated a restructuring plan that consisted of a reduction in force during the quarter ended June 30, 2020. Employee costs related to the reduction in force were included within Restructuring costs in our Statements of Consolidated (Loss) Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated during the quarter ended June 30, 2020 were incurred and expensed as of June 30, 2020. Cash payments associated with the reduction in force are estimated to extend through 2022.

The following table summarizes the activity relating to our restructuring plan liabilities (in millions of dollars):

Six Months Ended June 30, 2020
Beginning balance	$—
Restructuring costs	11.9
Cash payments	(1.4)
Ending balance	$10.5

10. Other Income (Expense), Net

Other income (expense), net, consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$0.2	$0.1	$0.3	$0.3
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.2)	(1.6)	(2.4)	(3.3)
Realized gain on available for sale securities	0.6	1.2	2.1	2.4
Unrealized gain on equity securities	0.7	—	0.1	0.5
All other income (expense), net	0.2	0.2	(0.4)	0.5
Other income (expense), net	$0.5	$(0.1)	$(0.3)	$0.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

11. Income Tax Matters

The provision for income taxes consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$1.0	$6.8	$10.6	$16.3
Foreign	0.3	0.5	0.3	0.8
Total	$1.3	$7.3	$10.9	$17.1

The income tax provision for the quarters ended June 30, 2020 and June 30, 2019 was $1.3 million and $7.3 million, respectively, reflecting an effective tax rate of (24%) and 27%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2020 was primarily due to: (i) an increase of $1.0 million (or 19% of taxable income) to the valuation allowance for certain state net operating losses and (ii) an increase of $1.9 million (or 37% of taxable income) for a change in forecasted earnings and its impact on the annual effective tax rate.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2019 was primarily due to: (i) an increase of $0.5 million (2% of taxable income) related to non-deductible compensation expense and (ii) an increase of $0.2 million (1% of taxable income) related to unrecognized tax benefits, including interest and penalties.

The income tax provision for the six months ended June 30, 2020 and June 30, 2019 was $10.9 million and $17.1 million, respectively, reflecting an effective tax rate of 33% and 27% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2020 was primarily due to: (i) an increase of $0.8 million (or 2% of taxable income) related to non-deductible compensation expense; (ii) an increase of $1.3 million (or 4% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by (i) a decrease of $0.6 million (or 2% of taxable income) for the recognition of excess tax benefits from stock-based compensation.

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

Our gross unrecognized benefits relating to uncertain tax positions were $3.9 million and $4.1 million at June 30, 2020 and December 31, 2019, respectively, of which, $0.4 million and $0.9 million would be recorded through our income tax provision and thus impact the effective tax rate at June 30, 2020 and December 31, 2019, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 pandemic. We are currently evaluating how provisions in the CARES Act will impact our consolidated financial statements.

12. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing distributed and undistributed net (loss) income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net (loss) income per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2020 and June 30, 2019, which in both periods was more dilutive than the two-class method.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(6.6)	$19.2	$22.5	$47.2
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,781	16,063	15,809	16,085
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	—	177	120	213
Diluted	15,781	16,240	15,929	16,298

Net (loss) income per common share, Basic:	$(0.41)	$1.19	$1.42	$2.93
Net (loss) income per common share, Diluted:	$(0.41)	$1.18	$1.41	$2.89

[1]

Quantities in the following discussion are denoted in whole shares. For the quarter ended June 30, 2020, approximately 71,000 potentially dilutive shares were excluded from the computation of net loss per share as their effect would have been anti-dilutive. During the six months ended June 30, 2020, approximately 38,000 shares were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. During the quarter and six months ended June 30, 2019, approximately 9,000 and 5,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

13. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
	(In millions of dollars)
Interest paid	$6.1	$10.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$2.2	$2.4
Stock repurchases not yet settled	$—	$0.3

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$4.6	$0.9
Cash paid for amounts included in the measurement of operating lease liabilities	$2.3	$1.8
Finance lease liabilities arising from obtaining finance lease assets	$0.3	$0.5

	June 30, 2020	June 30, 2019
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$710.6	$122.4
Restricted cash included in Prepaid expenses and other current assets[1]	—	0.3
Restricted cash included in Other assets[1]	14.0	14.2
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$724.6	$136.9

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

The following table presents Net sales by end market applications and by timing of control transfer for the periods presented (in millions of dollars):

	Quarter Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Net sales:
Aero/HS products	$144.6	$189.4		$340.6	$387.9
Automotive Extrusions	16.7	45.5		64.1	98.5
GE products	110.8	128.2		232.5	258.2
Other products	3.6	12.2		7.8	25.9
Total net sales	$275.7	$375.3		$645.0	$770.5

Timing of revenue recognition:
Products transferred at a point in time	$164.7	$222.6	[1]	$380.3	$445.9	[2]
Products transferred over time	111.0	152.7	[1]	264.7	324.6	[2]
Total net sales	$275.7	$375.3		$645.0	$770.5

1.	As corrected from $131.0 million of products transferred at a point in time and $244.3 million of products transferred over time.
2.	As corrected from $262.8 million of products transferred at a point in time and $507.7 million of products transferred over time.

The following table presents geographic information for income taxes paid for the periods presented (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income taxes paid:
Domestic	$0.3	$1.8	$0.3	$1.9
Foreign	—	0.4	0.1	1.2
Total income taxes paid	$0.3	$2.2	$0.4	$3.1

15. Subsequent Events

Dividend Declaration. On July 14, 2020, we announced that our Board of Directors declared a cash dividend of $0.67 per common share. As such, we expect to pay approximately $10.7 million (including dividend equivalents) on or about August 14, 2020 to stockholders of record and the holders of certain restricted stock units at the close of business on July 24, 2020.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;
•	Highlights of the Quarter Ended June 30, 2020;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;
•	Critical Accounting Estimates and Policies;
•	New Accounting Pronouncements; and
•	Available Information.

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

Our rolling mill in Spokane, Washington ("Trentwood") produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired in 2018, is located in Columbia, New Jersey and focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control ("CNC") machining, additive manufacturing ("3D Printing"), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the six months ended June 30, 2020 totaled $645.0 million on 274.2 million pounds shipped from our facilities. We employed approximately 2,690 people at June 30, 2020.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Historically, approximately 45% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 55% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing "Best in Class" customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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

Beginning in March 2020, our industry, along with global economic conditions generally, have been significantly impacted by the COVID-19 pandemic. Though the impact of the pandemic on our operations has varied by local conditions and applicable government mandates, a significant amount of automotive, aerospace and other customers have experienced reductions in sales and/or substantially curtailed their operations, thereby decreasing demand for our products. The ultimate duration and impact of the pandemic on our and our customers' operations is presently unclear. Furthermore, the extent to which we or our customers may successfully mitigate the impact of the pandemic, if at all, is not presently ascertainable. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Report.

Highlights of the quarter ended June 30, 2020 include:

•

Announced executive leadership succession plan, following a deliberate, multi-year planning process, pursuant to which Jack A. Hockema will transition from Chief Executive Officer ("CEO") to Executive Chairman and Keith A. Harvey, our current President and Chief Operating Officer, will succeed Mr. Hockema as CEO and become a member of the board of directors, each effective July 31, 2020;

•

Issued $350.0 million aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 ("6.50% Senior Notes") for enhanced flexibility and to further strengthen our liquidity safety net;

•	VAR declined compared to the quarter ended June 30, 2019, reflecting lower demand across our end markets due to the impact of the COVID-19 pandemic;
•	Combined cash and cash equivalents and net borrowing availability under our Revolving Credit Facility was $992.9 million as of June 30, 2020;
•	We paid cash dividends and dividend equivalents of $0.67 per share or $10.6 million during the quarter ended June 30, 2020.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $275.7 million and $375.3 million for the quarters ended June 30, 2020 and June 30, 2019, respectively, reflecting a 37.1 million pound (24%) decrease in shipment volume and a $0.09/lb (4%) decrease in average realized sales price per pound. The shipment volume decrease primarily reflected: (i) a 15.8 million pound (25%) decrease in Aero/HS products, which predominantly reflects the impact of production suspension of commercial aerospace at Boeing and Airbus; (ii) a 13.2 million pound (58%) decrease in Automotive Extrusions as virtually every North American automotive manufacturer temporarily shut down operations due to the COVID-19 pandemic; (iii) a 4.5 million pound (7%) decrease in GE products primarily related to the disruption caused by the COVID-19 pandemic; and (iv) a 3.6 million pound (57%) decrease in Other products reflecting our planned exit from non-strategic applications. The decrease in average realized sales price per pound reflected a $0.22/lb (21%) decrease in average Hedged Cost of Alloyed Metal price per pound, partially offset by a $0.13/lb (10%) increase in VAR per pound due to the customer mix of Aero/HS and GE products. See the table in "Selected Operational and Financial Information" below for further details.

Net sales totaled $645.0 million and $770.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively, reflecting a 44.1 million pound (14%) decrease in shipment volume and a $0.07/lb (3%) decrease in average realized sales price per pound. The shipment volume decrease primarily reflected: (i) a 16.4 million pound (13%) decrease in Aero/HS products reflecting lower demand for our aerospace products; (ii) a 14.5 million pound (30%) decrease in Automotive Extrusions reflecting the impact of temporary automotive plant closures; (iii) an 8.1 million pound (61%) decrease in Other products reflecting our planned exit from non-strategic applications; and (iv) a 5.1 million pound (4%) decrease in GE products. The decrease in average realized sales price per pound reflected a $0.16/lb (15%) decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.09/lb (7%) increase in VAR per pound due primarily to the customer mix of Aero/HS and GE products. See the table in "Selected Operational and Financial Information" below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2020 totaled $224.5 million, or 81% of Net sales, compared to $303.5 million, or 81% of Net sales, for the quarter ended June 30, 2019. The decrease of $79.0 million reflected a $64.8 million decrease in Hedged Cost of Alloyed Metal and a $14.2 million decrease in net manufacturing conversion and other costs. Of the $64.8 million decrease in Hedged Cost of Alloyed Metal, $25.2 million was due to lower hedged metal prices and $39.6 million was due to lower shipment volume, as discussed above in "Net Sales." The $14.2 million decrease in net manufacturing conversion and other costs was due primarily to: (i) the flexing of manufacturing costs to meet reduced end market demand and (ii) lower planned major maintenance costs as the planned downtime at our Trentwood facility during the quarter ended June 30, 2019 did not repeat in the quarter ended June 30, 2020. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the quarters ended June 30, 2020 and June 30, 2019.

Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2020 totaled $511.1 million, or 79% of Net sales, compared to $618.6 million, or 80% of Net sales, for the six months ended June 30, 2019. The decrease of $107.5 million reflected an $89.0 million decrease in Hedged Cost of Alloyed Metal and an $18.5 million decrease in net manufacturing conversion and other costs. Of the $89.0 million decrease in Hedged Cost of Alloyed Metal, $41.5 million was due to lower hedged metal prices and $47.5 million was due to lower shipment volume, as discussed above in "Net Sales." The $18.5 million decrease in net manufacturing conversion and other costs reflected: (i) a $12.1 million decrease due primarily to the flexing of manufacturing costs to meet reduced end market demand, as well as inefficiencies during the six months ended June 30, 2019 that did not repeat in the six months ended June 30, 2020 related to the transition from end-of-life automotive programs to new programs and (ii) a $6.4 million decrease in major maintenance costs associated primarily with both planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, that did not repeat during the six months ended June 30, 2020. See "Selected Operational and Financial Information" below for a further discussion of the comparative results of operations for the six months ended June 30, 2020 and June 30, 2019.

Selling, General, Administrative, Research and Development ("SG&A and R&D"). SG&A and R&D expense totaled $22.7 million and $27.2 million for the quarters ended June 30, 2020 and June 30, 2019, respectively, and $46.6 million and $52.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease during the quarter ended June 30, 2020 was due primarily to: (i) a $2.7 million reduction in employee incentive programs; (ii) a $1.3 million reduction in salaries and benefits, including consulting costs; (iii) a $1.1 million reduction in travel costs; and (iv) a $0.7 million reduction in miscellaneous selling and marketing costs; partially offset by an increase in environmental expenses of $1.5 million. The decrease for the six months ended June 30, 2020 compared with June 30, 2019 was due primarily to: (i) a $2.4 million reduction in employee incentive programs; (ii) a $2.1 million reduction in salaries and benefits, including consulting costs; (iii) a $1.3 million reduction in travel costs; and (iv) a $1.3 million reduction in miscellaneous selling and marketing costs; partially offset by an increase in environmental expenses of $1.9 million.

Restructuring Costs. Restructuring costs for the quarter ended June 30, 2020 totaled $11.9 million and were primarily comprised of employee-related costs for severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll tax costs. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating (Income) Charges, net. Other operating (income) charges, net, consisted of $1.1 million of income and $0.1 million of charges for both the quarters and six months ended June 30, 2020 and June 30, 2019, respectively. During the quarter and six months ended June 30, 2020, our subsidiary, Kaiser Aluminum Canada Limited, recognized a total of $1.1 million of payroll subsidies under the Canada Emergency Wage Subsidy Program.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our revolving credit facility, net of capitalized interest. Interest expense was $10.5 million and $5.8 million for the quarters ended June 30, 2020 and June 30, 2019, respectively, and $16.6 million and $11.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of: (i) our debt and credit facilities that were in effect during each of the quarters and six months ended June 30, 2020 and June 30, 2019 and (ii) interest expense capitalized as part of construction in progress.

Other Income (Expense), Net. See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for details.

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

The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(6.6)	$19.2	$22.5	$47.2
Interest expense	10.5	5.8	16.6	11.5
Other (income) expense, net	(0.5)	0.1	0.3	(0.4)
Income tax provision	1.3	7.3	10.9	17.1
Depreciation and amortization	13.0	12.1	26.2	24.0
Non-run-rate items:
Restructuring charges	11.9	—	11.9	—
Adjustments to plant-level LIFO[1]	2.7	1.0	2.0	(0.8)
Mark-to-market loss on derivative instruments[2]	0.5	1.5	0.6	3.9
Workers' compensation cost due to discounting	—	0.4	0.7	0.7
Non-cash asset impairment charge	—	0.1	—	0.1
Environmental expenses[3]	1.6	—	2.1	0.4
Total non-run-rate items	16.7	3.0	17.3	4.3
Adjusted EBITDA	$34.4	$47.5	$93.8	$103.7

[1]

We manage our business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]

Mark-to-market loss on derivative instruments for 2020 and 2019 represents: (i) the reversal of mark-to-market loss (gain) on commodity hedges entered into prior to the adoption of Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") and settled in the periods presented above; (ii) loss (gain) on non-designated commodity hedges; and (iii) reclassifications out of Accumulated other comprehensive loss due to forecasted transactions no longer probable of occurring. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.

[3]

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended June 30, 2020 was $13.1 million lower than Adjusted EBITDA for the quarter ended June 30, 2019, reflecting a $21.6 million sales impact, partially offset by reductions in overhead and other costs and $4.7 million of lower planned major maintenance costs.

Adjusted EBITDA for the six months ended June 30, 2020 was $9.9 million lower than Adjusted EBITDA for the six months ended June 30, 2019 due to a $21.1 million sales impact, partially offset by reductions in overhead and other costs and $6.3 million of lower planned major maintenance costs.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Quarter Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Aero/HS Products:
Shipments (mmlbs)	48.2		64.0		114.6		131.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$144.6	$3.00	$189.4	$2.96	$340.6	$2.97	$387.9	$2.96
Less: Hedged Cost of Alloyed Metal	(42.3)	(0.88)	(68.7)	(1.07)	(108.2)	(0.94)	(142.3)	(1.09)
VAR	$102.3	$2.12	$120.7	$1.89	$232.4	$2.03	$245.6	$1.87

Automotive Extrusions:
Shipments (mmlbs)	9.5		22.7		33.8		48.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$16.7	$1.76	$45.5	$2.00	$64.1	$1.90	$98.5	$2.04
Less: Hedged Cost of Alloyed Metal	(7.7)	(0.81)	(23.9)	(1.05)	(31.1)	(0.92)	(51.2)	(1.06)
VAR	$9.0	$0.95	$21.6	$0.95	$33.0	$0.98	$47.3	$0.98

GE Products:
Shipments (mmlbs)	58.2		62.7		120.6		125.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$110.8	$1.90	$128.2	$2.04	$232.5	$1.93	$258.2	$2.05
Less: Hedged Cost of Alloyed Metal	(49.0)	(0.84)	(67.0)	(1.06)	(110.0)	(0.91)	(135.5)	(1.07)
VAR	$61.8	$1.06	$61.2	$0.98	$122.5	$1.02	$122.7	$0.98

Other Products:
Shipments (mmlbs)	2.7		6.3		5.2		13.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$3.6	$1.33	$12.2	$1.94	$7.8	$1.50	$25.9	$1.95
Less: Hedged Cost of Alloyed Metal	(2.1)	(0.77)	(6.5)	(1.04)	(4.5)	(0.87)	(13.9)	(1.05)
VAR	$1.5	$0.56	$5.7	$0.90	$3.3	$0.63	$12.0	$0.90

Total:
Shipments (mmlbs)	118.6		155.7		274.2		318.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$275.7	$2.32	$375.3	$2.41	$645.0	$2.35	$770.5	$2.42
Less: Hedged Cost of Alloyed Metal	(101.1)	(0.85)	(166.1)	(1.07)	(253.8)	(0.92)	(342.9)	(1.08)
VAR	$174.6	$1.47	$209.2	$1.34	$391.2	$1.43	$427.6	$1.34

Outlook

As we noted during the quarter ended March 31, 2020, VAR for large commercial aerospace and defense applications is anticipated to be down approximately 15% to 20% from full year 2019 results. The two businesses combined represent approximately 50% of our total VAR.

For the second half of 2020, we anticipate total VAR will be down approximately 10% to 15% from the quarter ended June 30, 2020, with EBITDA as a percentage of VAR in the mid-teens. Compared to the quarter ended June 30, 2020, we expect VAR in the second half of 2020 for Aero/HS products will be lower as large commercial aerospace shipments were heavily weighted to the first half of 2020. We expect normal seasonal demand weakness for our GE products and anticipate VAR for our automotive applications to be similar to the quarter ended March 31, 2020 as customers return to more normal operations, and new program launches resume. Our second half of 2020 outlook for VAR and EBITDA as a percentage of VAR anticipates that the quarter ended September 30, 2020 will be lower than the quarter ended December 31, 2020 due to timing of aerospace shipments and approximately $4.0 million of higher major maintenance costs related to timing of planned projects.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	June 30, 2020	December 31, 2019
Available cash and cash equivalents	$710.6	$264.3
Short-term investments	—	78.7
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	282.3	323.1
Total liquidity	$992.9	$666.1

[1]	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2020 and December 31, 2019.

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

See Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2020.

We and certain of our subsidiaries have a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto ("Revolving Credit Facility") (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of June 30, 2020, or as of December 31, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Six Months Ended June 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$94.9	$70.5
Investing activities	$46.7	$(17.7)
Financing activities	$304.4	$(55.5)

Cash provided by operating activities for the six months ended June 30, 2020 reflected: (i) a decrease in trade and other receivables of $36.5 million driven primarily by lower Net sales; (ii) a reduction in contract assets of $13.0 million driven primarily by timing of shipments related to revenue on products recognized over-time; and (iii) a decrease in accounts payable of $28.7 million driven predominantly by the volume of metal purchases.

Cash provided by operating activities for the six months ended June 30, 2019 reflected: (i) a reduction in contract assets of $8.0 million driven primarily by timing of shipments related to revenue on products recognized over-time; (ii) an increase in inventory of $16.0 million due partially to the planned and unplanned downtime at our Trentwood facility during the quarters ended June 30, 2019 and March 31, 2019, respectively, as well as the transition to new Automotive Extrusions programs; and (iii) a decrease in accounts payable of $13.4 million driven predominantly by the volume of metal purchases.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended June 30, 2020 and June 30, 2019.

Sources of Liquidity

We believe our available cash and cash equivalents, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity and that our Revolving Credit Facility and unsecured notes have covenants that allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements for at least the next twelve months, and while we also believe that alternative sources of liquidity will remain available in the event we seek to add liquidity for opportunistic or other reasons in the future, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. At July 20, 2020, there were no borrowings under the Revolving Credit Facility.

As of June 30, 2020, we recognized $2.1 million in employer payroll tax deferrals under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, of which, 50% will be paid in 2021 and 50% will be paid in 2022.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our Revolving Credit Facility.

Debt

See "Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 for mandatory principal and cash interest payments on our 4.625% unsecured senior notes and commitments under the Revolving Credit Facility.

The following table provides an update to our contractual obligations and commercial commitments table in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 with respect to our 6.50% Senior Notes, consisting of mandatory principal and cash interest payments (in millions of dollars):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal and interest on 6.50% Senior Notes	$463.9	$11.6	$45.5	$45.5	$361.3

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to the 6.50% Senior Notes.

We do not believe that covenants in the indentures governing the unsecured senior notes are likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

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

As a response to the COVID-19 pandemic and in order to preserve liquidity, in April 2020 we began limiting capital spending to critical sustaining projects only; however, with ample liquidity and more visibility for our end markets, we will proactively initiate capital spending on a number of organic investment opportunities to further support our automotive growth and enhance efficiencies throughout our operations. We anticipate that total capital spending for the year ended December 31, 2020 will be approximately $50.0 million to $60.0 million. Capital investments will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our unsecured senior notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.

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

See our Statements of Consolidated Stockholders' Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2020 and June 30, 2019, and declared subsequent to June 30, 2020.

Repurchases of Common Stock

In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.

See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding repurchases of common stock during the quarters and six months ended June 30, 2020 and June 30, 2019 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders' Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters and six months ended June 30, 2020 and June 30, 2019, in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the quarter ended June 30, 2020, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.

See "Debt" above for an update to our contractual obligations as of December 31, 2019 with respect to our 6.50% Senior Notes.

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

During the six months ended June 30, 2020 and June 30, 2019, settlements of derivative contracts covering 82.3 million pounds and 100.1 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At June 30, 2020, we had derivative contracts with respect to approximately 40.7 million pounds, 29.8 million pounds and 21.0 million pounds to hedge sales to be made in the remainder of 2020, 2021 and 2022, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange ("LME") market price of aluminum as of June 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $9.2 million and $10.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of both June 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc ("Alloying Metals"). As of June 30, 2020, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of June 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $1.0 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of June 30, 2020. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $7.5 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of June 30, 2020 and December 31, 2019 would have resulted in an unrealized mark-to-market loss of $2.9 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

See Note 5 and Note 8 of Notes to Consolidated Financial Statements included in this Report for information relating to foreign currency forward contracts. As of June 30, 2020, we hedged our equipment purchase transactions denominated in euros using fair value contracts with settlement dates through May 2022. We estimate that a 10% decrease in the June 30, 2020 exchange rate of euros to US dollars would have resulted in an unrealized mark-to-market loss of $0.1 million with corresponding changes to the net fair value of our foreign currency derivative positions. As of December 31, 2019, we had an immaterial, non-designated hedge of a euro denominated firm-commitment to purchase equipment that settled in January 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has impacted and could in the future materially and adversely affect our business.

The novel strain of the coronavirus identified in China in late 2019 and now affecting the global community has impacted and is expected to continue to impact our operations. The full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the pandemic, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

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

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of the COVID-19 pandemic, and we cannot predict whether these will continue or our facilities will experience more significant or frequent disruptions in the future. We may need to further reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.

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

Our hedging programs have been and could continue to be adversely impacted by fluctuations as a result of the impacts of the COVID-19 pandemic.

We use forward contracts to protect against fluctuations in commodity price and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the economic impacts of the COVID-19 pandemic and related governmental responses, our customers' businesses are subject to many uncertainties and, as a result, we have experienced and may continue to experience unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow or fair value hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net (loss) income associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no stock repurchases during the quarter ended June 30, 2020. In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At June 30, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws (marked to show changes) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on June 22, 2020, File No. 001-09447).

4.1

Indenture, dated April 28, 2020, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 28, 2020, File No. 001-09447).

4.2	Form of 6.500% Senior Note due 2025 (included in Exhibit 4.1).

4.3

First Supplemental Indenture, dated May 1, 2020, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 1, 2020, File No. 001-09447).

*10.1	Description of Compensation of Directors.

10.2

Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 22, 2020, File No. 001-09447).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Taxonomy Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Date: July 28, 2020