Form 10-Q
period 2020-09-30
KAISER ALUMINUM CORP
filed 2020-10-26
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 19, 2020, there were 15,812,169 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$750.1	$264.3
Short-term investments	—	78.7
Receivables:
Trade receivables, net	119.0	167.1
Other	22.8	18.1
Contract assets	34.8	54.6
Inventories	157.5	177.6
Prepaid expenses and other current assets	25.4	19.4
Total current assets	1,109.6	779.8
Property, plant and equipment, net	622.9	622.0
Operating lease assets	27.2	25.8
Deferred tax assets, net	—	11.8
Intangible assets, net	27.4	29.6
Goodwill	18.8	18.8
Other assets	41.1	38.4
Total	$1,847.0	$1,526.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.4	$92.0
Accrued salaries, wages and related expenses	33.5	34.4
Other accrued liabilities	45.3	44.0
Total current liabilities	142.2	170.4
Long-term portion of operating lease liabilities	26.3	25.2
Net liabilities of Salaried VEBA	32.4	32.6
Deferred tax liabilities	8.9	4.5
Long-term liabilities	80.3	67.0
Long-term debt	837.6	492.6
Total liabilities	1,127.7	792.3
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2020 and December 31, 2019; no shares were issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2020 and at December 31, 2019; 22,647,455 shares issued and 15,812,169 shares outstanding at September 30, 2020; 22,550,827 shares issued and 15,868,304 shares outstanding at December 31, 2019	0.2	0.2
Additional paid in capital	1,066.0	1,062.9
Retained earnings	163.0	172.8
Treasury stock, at cost, 6,835,286 shares at September 30, 2020 and 6,682,523 shares at December 31, 2019, respectively	(475.9)	(463.4)
Accumulated other comprehensive loss	(34.0)	(38.6)
Total stockholders’ equity	719.3	733.9
Total	$1,847.0	$1,526.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions of dollars, except share and per share amounts)
Net sales	$255.7	$374.9	$900.7	$1,145.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	208.4	298.6	719.5	917.2
Depreciation and amortization	12.9	12.3	39.1	36.3
Selling, general, administrative, research and development	21.3	23.3	67.9	75.7
Restructuring costs	0.5	—	12.4	—
Other operating charges (income), net	0.3	—	(0.8)	0.1
Total costs and expenses	243.4	334.2	838.1	1,029.3
Operating income	12.3	40.7	62.6	116.1
Other income (expense):
Interest expense	(12.1)	(5.8)	(28.7)	(17.3)
Other expense, net – Note 10	(0.5)	(0.8)	(0.8)	(0.4)
(Loss) income before income taxes	(0.3)	34.1	33.1	98.4
Income tax benefit (provision)	0.7	(8.7)	(10.2)	(25.8)
Net income	$0.4	$25.4	$22.9	$72.6
Net income per common share:
Basic	$0.02	$1.59	$1.45	$4.52
Diluted	$0.02	$1.57	$1.44	$4.47
Weighted-average number of common shares outstanding (in thousands):
Basic	15,794	15,956	15,804	16,042
Diluted	15,865	16,125	15,904	16,235

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions of dollars)
Net income	$0.4	$25.4	$22.9	$72.6
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit pension plan and Salaried VEBA	0.8	1.2	2.8	3.4
Available for sale securities	—	0.1	(0.5)	(0.2)
Cash flow hedges	7.3	(2.2)	2.2	2.4
Foreign currency translation	0.1	—	0.1	—
Other comprehensive income (loss), net of tax	8.2	(0.9)	4.6	5.6
Comprehensive income	$8.6	$24.5	$27.5	$78.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2020

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	29.1	—	—	29.1
Other comprehensive loss, net of tax	—	—	—	—	—	(15.5)	(15.5)
Common shares issued (including impacts from Long-Term Incentive programs)	119,598	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[2]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[3]	—	—	—	(11.3)	—	—	(11.3)
Amortization of unearned equity compensation	—	—	1.7	—	—	—	1.7
BALANCE, March 31, 2020	15,789,594	$0.2	$1,060.3	$190.6	$(475.9)	$(54.1)	$721.1
Net loss	—	—	—	(6.6)	—	—	(6.6)
Other comprehensive income, net of tax	—	—	—	—	—	11.9	11.9
Common shares issued (including impacts from Long-Term Incentive programs)	22,575	—	0.4	—	—	—	0.4
Cash dividends declared[3]	—	—	—	(10.6)	—	—	(10.6)
Amortization of unearned equity compensation	—	—	2.6	—	—	—	2.6
BALANCE, June 30, 2020	15,812,169	$0.2	$1,063.3	$173.4	$(475.9)	$(42.2)	$718.8
Net income	—	—	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	—	—	8.2	8.2
Cash dividends declared[3]	—	—	—	(10.8)	—	—	(10.8)
Amortization of unearned equity compensation	—	—	2.7	—	—	—	2.7
BALANCE, September 30, 2020	15,812,169	$0.2	$1,066.0	$163.0	$(475.9)	$(34.0)	$719.3

[1]	At September 30, 2020, 309,181 shares were available for awards under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (“2016 Plan”).
[2]

Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2020 was $81.94. There were no repurchases of common stock during the quarters ended June 30, 2020 and September 30, 2020. At September 30, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share was $0.67 for each of the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	28.0	—	—	28.0
Other comprehensive income, net of tax	—	—	—	—	—	9.7	9.7
Common shares issued (including impacts from Long-Term Incentive programs)	122,309	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(46,388)	—	(5.0)	—	—	—	(5.0)
Repurchase of common stock[1]	(175,977)	—	—	—	(17.4)	—	(17.4)
Cash dividends declared[2]	—	—	—	(10.2)	—	—	(10.2)
Amortization of unearned equity compensation	—	—	2.4	—	—	—	2.4
BALANCE, March 31, 2019	16,134,547	$0.2	$1,056.7	$168.0	$(437.9)	$(39.1)	$747.9
Net income	—	—	—	19.2	—	—	19.2
Other comprehensive loss, net of tax	—	—	—	—	—	(3.2)	(3.2)
Common shares issued (including impacts from Long-Term Incentive programs)	14,700	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(12,395)	—	(1.2)	—	—	—	(1.2)
Repurchase of common stock[1]	(108,177)	—	—	—	(10.2)	—	(10.2)
Cash dividends declared[2]	—	—	—	(9.9)	—	—	(9.9)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, June 30, 2019	16,028,675	$0.2	$1,059.2	$177.3	$(448.1)	$(42.3)	$746.3
Net income	—	—	—	25.4	—	—	25.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	(0.9)
Issuance of non-vested shares to non-employee directors	896	—	—	—	—	—	—
Repurchase of common stock[1]	(128,615)	—	—	—	(12.0)	—	(12.0)
Cash dividends declared[2]	—	—	—	(9.7)	—	—	(9.7)
Amortization of unearned equity compensation	—	—	2.3	—	—	—	2.3
BALANCE, September 30, 2019	15,900,956	$0.2	$1,061.5	$193.0	$(460.1)	$(43.2)	$751.4

[1]	Weighted-average repurchase price (dollars per share) for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 was $98.55, $95.00 and $92.95, respectively.
[2]	Dividends declared per common share were $0.60 for each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$22.9	$72.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	37.0	34.2
Amortization of definite-lived intangible assets	2.1	2.1
Amortization of debt premium and debt issuance costs	1.4	0.9
Deferred income taxes	14.8	27.8
Non-cash equity compensation	7.4	8.4
Gain on disposition of short-term investments	(0.7)	(0.6)
Non-cash asset impairment charge	0.5	0.1
Loss (gain) on disposition of property, plant and equipment	0.1	(0.1)
Other non-cash changes in assets and liabilities	2.0	9.3
Changes in operating assets and liabilities:
Trade and other receivables	43.4	(8.8)
Contract assets	19.8	8.8
Inventories	20.1	22.6
Prepaid expenses and other current assets	(4.6)	(1.7)
Accounts payable	(27.6)	(21.9)
Accrued liabilities	5.4	(3.3)
Annual variable cash contributions to Salaried VEBA	(2.9)	(2.1)
Long-term assets and liabilities, net	9.6	5.6
Net cash provided by operating activities	150.7	153.9
Cash flows from investing activities[1]:
Capital expenditures	(37.2)	(40.7)
Purchase of short-term investments	(39.1)	(56.3)
Purchase of equity securities	(0.5)	(0.7)
Proceeds from disposition of short-term investments	118.1	68.2
Proceeds from disposition of property, plant and equipment	0.3	0.2
Net cash provided by (used in) investing activities	41.6	(29.3)
Cash flows from financing activities[1]:
Issuance of 6.50% Senior Notes	350.0	—
Cash paid for debt issuance costs	(6.1)	—
Repayment of finance lease	(1.2)	(1.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.3)	(6.2)
Repurchase of common stock	(12.5)	(40.6)
Cash dividends and dividend equivalents paid	(32.7)	(29.8)
Net cash provided by (used in) financing activities	293.2	(77.7)
Net increase in cash, cash equivalents and restricted cash during the period	485.5	46.9
Cash, cash equivalents and restricted cash at beginning of period	278.6	139.6
Cash, cash equivalents and restricted cash at end of period	$764.1	$186.5

[1]	See Note 13 for supplemental cash flow information.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation, Economic Conditions and Recent Accounting Pronouncements

This Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser Aluminum Corporation,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2020 fiscal year. The financial information as of December 31, 2019 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease 2019 (“COVID-19”) Pandemic. Beginning in March 2020, the COVID-19 pandemic significantly impacted our industry, causing demand for our products, primarily in our aerospace and automotive end markets, to decline. We instituted operational measures in response to financial impacts caused by the reduced demand. In March 2020, we suspended repurchases of our common stock. During the quarter ended June 30, 2020, we: (i) began limiting capital spending to critical sustaining projects (see Note 2 for discussion of idled projects); (ii) early settled firm commitments with corresponding fair value hedges and reduced forecasts with respect to purchase transactions with corresponding cash flow hedges (see Note 5); (iii) settled all outstanding available for sale securities (see Note 5); (iv) issued $350.0 million of new unsecured senior notes (see Note 6); and (v) initiated a plan of restructuring (see Note 9). For additional discussion related to the COVID-19 pandemic, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors, both of which are included in this Report.

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

We adjust the amount of revenue recognized on all products, regardless of timing of revenue recognition, for variable price consideration, which could include metal market price adjustments, volume related adjustments and sales discounts. For the quarter and nine months ended September 30, 2020, we recognized $15.0 million in Net sales from performance obligations satisfied in prior periods related to variable consideration from customers.

Adoption of New Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 during the quarter ended March 31, 2020 using the modified retrospective transition approach did not result in a material impact on our consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures.

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 during the quarter ended March 31, 2020 using the prospective transition approach. The implementation costs we capitalized during the nine months ended September 30, 2020 were included in both Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets. The corresponding cash flows related to these arrangements were included in Net cash provided by operating activities in our Statements of Consolidated Cash Flows.

Accounting Pronouncements Issued But Not Yet Adopted

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740 Income Taxes. We are currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but do not expect it to have a material impact on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	September 30, 2020	December 31, 2019
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$750.1	$28.2
Commercial paper	—	236.1
Total	$750.1	$264.3

Trade Receivables, Net
Billed trade receivables	$119.8	$168.5
Allowance for doubtful receivables	(0.8)	(1.4)
Trade receivables, net	$119.0	$167.1

Inventories[1]
Finished products	$33.2	$42.6
Work-in-process	61.9	63.5
Raw materials	55.2	65.0
Operating supplies	7.2	6.5
Total	$157.5	$177.6

Property, Plant and Equipment, Net
Land and improvements	$21.5	$21.4
Buildings and leasehold improvements	111.8	104.5
Machinery and equipment	836.3	813.5
Construction in progress[2]	38.2	33.2
Property, plant and equipment, gross	1,007.8	972.6
Accumulated depreciation	(386.6)	(352.2)
Assets held for sale	1.7	1.6
Property, plant and equipment, net	$622.9	$622.0

Other Accrued Liabilities
Uncleared cash disbursements	$2.4	$4.2
Accrued income taxes and taxes payable	8.7	6.2
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	11.7	2.3
Short-term environmental accrual – Note 7	4.5	5.5
Other – Note 3 and Note 5[3]	18.0	22.9
Total	$45.3	$44.0

Long-Term Liabilities
Workers' compensation accrual[3]	$30.5	$27.7
Long-term environmental accrual – Note 7	16.2	11.5
Other long-term liabilities	33.6	27.8
Total	$80.3	$67.0

[1]

At September 30, 2020, the stated last-in, first-out (“LIFO”) value of our inventory exceeded its current cost by $4.2 million. At December 31, 2019, the current cost of our inventory exceeded its stated LIFO value by $11.9 million.

[2]

Based on market conditions during the nine months ended September 30, 2020, we temporarily idled projects within Construction in progress totaling $19.9 million as of September 30, 2020, all of which are expected to resume at a future date.

[3]

Of the workers’ compensation accrual for September 30, 2020 and December 31, 2019, $29.5 million and $26.6 million, respectively, related to our estimate for unpaid claim liabilities, gross of insurance recoverables, and was calculated using a

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

discount rate of 0.50% and 1.75%, respectively. The undiscounted estimate of unpaid claim liabilities, gross of insurance recoverables, was $30.4 million and $29.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have, however, applied the practical expedient within ASU 2016-02 to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non‑lease components in determining the lease assets and liabilities.

Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.

The following table presents lease terms and discount rates as of September 30, 2020:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	5.3	9.4
Weighted-average discount rate	4.2%	5.4%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$27.2	$25.8
Finance lease assets	Property, plant and equipment, net	7.6	6.6
Total lease assets		$34.8	$32.4

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$4.5	$3.9
Finance lease liabilities	Other accrued liabilities	1.6	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	26.3	25.2
Finance lease liabilities	Long-term liabilities	6.0	5.4
Total lease liabilities		$38.4	$35.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes the components of lease cost on our Statements of Consolidated Income for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$1.6	$1.8	$5.2	$5.6
Short-term lease cost	0.5	0.3	1.1	0.8
Finance lease cost:
Amortization of leased assets	0.5	0.5	1.2	1.2
Interest on lease liabilities	—	—	0.2	0.2
Total lease cost	$2.6	$2.6	$7.7	$7.8

The following table presents the maturity of our lease liabilities as of September 30, 2020 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2020	$0.5	$1.5
2021	1.9	5.8
2022	1.6	4.9
2023	1.5	4.5
2024	1.1	4.1
2025 and thereafter	1.9	19.3
Total minimum lease payments	$8.5	$40.1

Less: interest	(0.9)	(9.3)
Present value	$7.6	$30.8

4. Employee Benefits

Short-Term Incentive Plans (“STI Plans”). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of September 30, 2020, we had a liability of $3.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the nine month performance period of our 2020 STI Plan.

Pension and Similar Benefit Plans. We provide contributions to: (i) defined contribution 401(k) savings plans for salaried employees and certain hourly employees; (ii) a non-qualified, unfunded, unsecured plan of deferred compensation (see “Deferred Compensation Plan” below); (iii) multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, the International Association of Machinists and certain other unions at certain of our production facilities; and (iv) a defined benefit pension plan for salaried employees at our London, Ontario (Canada) facility.

Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 10). Assets of our deferred compensation plan are included in Other assets, classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2020 and December 31, 2019 was $9.1 million and $8.1 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees’ beneficiary association (“VEBA”) that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits (“Salaried VEBA”). We have an ongoing obligation with no express termination date to make annual variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We paid $2.9 million with respect to 2019 during the quarter ended March 31, 2020. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

The following table presents the total expense related to all postretirement benefit plans for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Defined contribution plans[1]	$1.4	$1.7	$7.0	$7.3
Deferred compensation plan[2]	0.4	0.3	0.8	1.3
Multiemployer pension plans[1]	1.3	1.3	3.8	3.7
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	1.2	1.6	3.6	4.9
Total	$4.3	$4.9	$15.2	$17.2

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).

[2]

The deferred compensation plan and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other expense, net, on our Statements of Consolidated Income.

Components of Net Periodic Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarters and nine months ended September 30, 2020 and September 30, 2019.

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Salaried VEBA[1]:
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.6	0.8	1.9	2.4
Expected return on plan assets	(0.7)	(0.7)	(2.1)	(2.0)
Amortization of prior service cost[2]	1.2	1.4	3.5	4.2
Amortization of net actuarial loss	—	0.1	0.2	0.3
Total net periodic postretirement benefit cost relating to Salaried VEBA	$1.2	$1.6	$3.6	$4.9

[1]	The service cost was insignificant for all periods presented.
[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, vice president of metal management, vice president of economic analysis and strategic planning and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

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

In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was $4.3 million and $7.2 million at September 30, 2020 and December 31, 2019, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. There was no cash collateral posted from our customers as of September 30, 2020, compared to $0.2 million as of December 31, 2019.

Cash Flow Hedges

We designate forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”), used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income (loss), net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive loss (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Non-Designated Hedges of Operational Risks

From time-to-time, we enter into commodity and foreign currency exchange contracts that are not designated as hedging instruments to mitigate certain short-term commodity and currency impacts, as identified. For derivative instruments that are not designated as hedging instruments, the gain or loss on these derivatives is recognized within COGS or Other expense, net, depending on whether it relates to commodity risk or foreign currency risk, respectively. During the quarter ended September 30, 2020, we declassified all outstanding Alloying Metals hedges from their initial designation as cash flow hedges. As such, all unrealized gain or loss on these derivatives subsequent to declassification was recognized within COGS.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2020:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	10/20 through 12/22	80.1
Fixed price sales contracts	10/20 through 11/21	1.0
Midwest premium swap contracts[1]	10/20 through 12/22	79.1

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	10/20 through 12/21	12.0
Fixed price sales contracts	10/20 through 12/21	5.0

Natural Gas[2]	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	10/20 through 12/24	7,070,000

Electricity[3]	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	10/20 through 12/22	525,980

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	12/20 through 1/21	355,662

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[2]

As of September 30, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 81% of the expected natural gas purchases for the remainder of 2020, 91% of the expected natural gas purchases for 2021, 94% of the expected natural gas purchases for 2022, 93% of the expected natural gas purchases for 2023, 84% of the expected natural gas purchases for 2024 and 25% of the expected natural gas purchases for both 2025 and 2026.

[3]

As of September 30, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 57% of our expected electricity purchases for the remainder of 2020, 60% of our expected electricity purchases for 2021 and 50% of our expected electricity purchases for 2022.

Loss (Gain)

The amount of loss (gain) included on our Statements of Consolidated Income associated with all derivative contracts consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,		Statements of Consolidated
	2020	2019	2020	2019	Income Classification
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$208.4	$298.6	$719.5	$917.2	COGS
Fair value hedges	$12.9	$12.3	$39.1	$36.3	Depreciation and amortization
Fair value hedges	$(0.5)	$(0.8)	$(0.8)	$(0.4)	Other expense, net

Loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$1.2	$4.8	$14.5	$13.5	COGS
Alloying metals (effective hedges)	—	0.5	2.1	0.7	COGS
Alloying metals (reclassification from AOCI due to forecasted transactions no longer probable of occurring)	0.1	—	0.8	—	COGS
Natural gas	0.3	0.1	1.2	0.1	COGS
Electricity	—	—	0.6	—	COGS
Total loss recognized in our Statements of Consolidated Income related to cash flow hedges	$1.6	$5.4	$19.2	$14.3

(Gain) loss recognized in our Statements of Consolidated Income related to fair value hedges:
Foreign exchange contracts	$—	$—	$(0.1)	$—	Depreciation and amortization
Hedged item	—	—	0.1	—	Depreciation and amortization
Excluded component amortized from AOCI	—	—	0.4	—	Depreciation and amortization
Reclassification from AOCI related to early termination of firm commitment	—	—	(0.4)	—	Other expense, net
Net settlement related to early termination of forward contracts	—	—	0.3	—	Other expense, net
Total loss recognized in our Statements of Consolidated Income related to fair value hedges	$—	$—	$0.3	$—

Loss (gain) recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying metals – Realized loss	$0.3	$—	$1.7	$—	COGS
Alloying metals – Unrealized gain	(1.8)	—	(1.8)	—	COGS
Total (gain) loss recognized in our Statements of Consolidated Income related to non-designated hedges:	$(1.5)	$—	$(0.1)	$—

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments as of the periods presented (in millions of dollars):

	September 30, 2020			December 31, 2019
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$1.0	$(1.6)	$(0.6)	$1.0	$(4.1)	$(3.1)
Midwest premium swap contracts	0.1	(2.3)	(2.2)	—	(1.2)	(1.2)
Alloying Metals –
Fixed price purchase contracts	—	—	—	0.4	(1.5)	(1.1)
Natural gas – Fixed price purchase contracts	0.8	(1.5)	(0.7)	—	(2.8)	(2.8)
Electricity – Fixed price purchase contracts	2.1	(2.2)	(0.1)	2.6	(1.6)	1.0
Total cash flow hedges	4.0	(7.6)	(3.6)	4.0	(11.2)	(7.2)

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	1.5	(0.2)	1.3	—	—	—
Fixed price sales contracts	—	(0.8)	(0.8)	—	—	—
Total non-designated hedges	1.5	(1.0)	0.5	—	—	—

Total	$5.5	$(8.6)	$(3.1)	$4.0	$(11.2)	$(7.2)

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets as of the periods presented (in millions of dollars):

	September 30, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$3.9	$2.1
Other assets	1.6	1.9
Total derivative assets	$5.5	$4.0

Derivative liabilities:
Other accrued liabilities	$(4.7)	$(7.6)
Long-term liabilities	(3.9)	(3.6)
Total derivative liabilities	$(8.6)	$(11.2)

Fair Value of Other Financial Instruments

Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.

Available for Sale Securities. Prior to June 30, 2020, we held commercial paper debt securities that were accounted for as available for sale securities and presented as either cash equivalents or short-term investments on our Consolidated Balance Sheets depending on their time-to-maturity upon initial investment. At December 31, 2019, the fair value input of our available for sale securities, which were classified within Level 2 of the fair value hierarchy, was calculated based on broker quotes. The amortized cost of available for sale securities approximated their fair value. When applicable, we review our debt investment portfolio for credit loss

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

at least quarterly or when there are changes in credit risk or other potential valuation concerns. Based on market conditions during the nine months ended September 30, 2020, we settled all remaining outstanding available for sale securities upon maturity.

The following table classifies our other financial assets under the appropriate level of the fair value hierarchy as of September 30, 2020 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$750.1	$—	$—	$750.1
Total	$750.1	$—	$—	$750.1

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

6. Debt and Credit Facility

Senior Notes

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). The restrictions and covenants related to our 6.50% Senior Notes are similar to those governing our pre‑existing 4.625% unsecured senior notes due March 1, 2028 (“4.625% Senior Notes”). The unamortized amount of debt issuance costs relating to the 6.50% Senior Notes as of September 30, 2020 was $5.6 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 6.50% Senior Notes was $6.0 million and $10.2 million for the quarter and nine months ended September 30, 2020, respectively. Interest accrues on the 6.50% Senior Notes beginning April 28, 2020 at a rate of 6.50% per annum and is payable semiannually on May 1 and November 1 of each year. The first interest payment date is November 1, 2020. The effective interest rate of the 6.50% Senior Notes is approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs.

The 6.50% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $361.5 million at September 30, 2020.

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

4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount. The unamortized amount of debt issuance costs as of September 30, 2020 was $6.7 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million and $18.0 million for the quarter and nine months ended September 30, 2020, respectively. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $468.3 million and $513.5 million at September 30, 2020 and December 31, 2019, respectively.

5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 (“5.875% Senior Notes”) at 100% of the principal amount. On December 18, 2019, we redeemed in full all outstanding 5.875% Senior Notes at a redemption price of 104.406% of the principal amount. The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $5.7 million and $17.1 million for the quarter and nine months ended September 30, 2019, respectively.

The amount of interest expense capitalized as construction in progress was $0.3 million and $0.4 million during the quarters ended September 30, 2020 and September 30, 2019, respectively. The amount of interest expense capitalized as construction in progress was $0.8 million and $1.3 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Revolving Credit Facility

Our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) provides us with a $375.0 million funding commitment through October 2024.

The table below summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2020 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$261.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)
Remaining borrowing availability	$253.3
Borrowing rate (if applicable)[1]	3.50%

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at our Spokane, Washington (“Trentwood”) facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. Additionally, in cooperation with Ecology, to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility, we constructed an experimental treatment facility and began treatment operations in 2015. During the quarter ended September 30, 2020, we increased our environmental accrual by $3.8 million based on a minimum cost estimate to implement a full‑scale experimental treatment facility for ground water PCB contaminants. As the long-term success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long-term results become available.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

During 2013, at the request of the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of the Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. In the fourth quarter of 2018, we submitted our remedial investigation study to the OEPA, which is subject to their review and approval. Following OEPA approval of the remedial investigational study, we will then prepare the final feasibility study and update estimates for probable and estimable remediation, if any. The actual and final cost for remediation will not be fully determinable until a final feasibility study is submitted and accepted by the OEPA and work plans are prepared, which is expected to occur in the next 12 to 24 months.

During 2020, following the issuance of information requests under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), to which we responded, United States Environmental Protection Agency (“USEPA”) issued a general notice letter to us alleging that we are a potentially responsible party under CERCLA for response and other potential remedial actions concerning property owned by us near our former smelter site in Mead, Spokane County, Washington. On February 21, 2020, we responded to the general notice letter and we continue to have discussions with USEPA regarding potential resolution of the matter. On August 6, 2020, we entered into an administrative settlement agreement and an order on consent for removal actions, the first phase of which is estimated to be complete within the next three months. Final resolution is not yet certain, however, based on currently available facts and our assessment of the likely remediation actions to be taken, we established a provision of $1.9 million during the nine months ended September 30, 2020, of which a $1.2 million environmental accrual remained as of September 30, 2020. It is possible we may need to make upward adjustments to our related accruals and cost estimates in the future upon reaching a final resolution with the USEPA.

At September 30, 2020, our environmental accrual of $20.7 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us, including our property in Mead, Spokane County, Washington. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated balances for each component of AOCI for the periods presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(31.2)	$(33.4)	$(33.2)	$(35.6)
Amortization of net actuarial loss[1]	—	0.1	0.2	0.3
Amortization of prior service cost[1]	1.2	1.4	3.5	4.2
Less: income tax expense[2]	(0.3)	(0.3)	(0.9)	(1.1)
Net amortization reclassified from AOCI to Net income	0.9	1.2	2.8	3.4
Translation impact on Canadian pension plan AOCI balance	(0.1)	—	—	—
Other comprehensive income, net of tax	0.8	1.2	2.8	3.4
Ending balance	$(30.4)	$(32.2)	$(30.4)	$(32.2)

Available for Sale Securities:
Beginning balance	$(0.2)	$—	$0.3	$0.3
Unrealized gain on available for sale securities	—	1.0	1.4	2.7
Less: income tax expense	—	(0.3)	(0.3)	(0.7)
Net unrealized gain on available for sale securities	—	0.7	1.1	2.0
Reclassification of unrealized gain upon sale of available for sale securities[3]	—	(0.9)	(2.1)	(3.0)
Less: income tax benefit[2]	—	0.3	0.5	0.8
Net gain reclassified from AOCI to Net income	—	(0.6)	(1.6)	(2.2)
Other comprehensive income (loss), net of tax	—	0.1	(0.5)	(0.2)
Ending balance	$(0.2)	$0.1	$(0.2)	$0.1

Cash Flow Hedges:
Beginning balance	$(10.7)	$(8.8)	$(5.6)	$(13.4)
Unrealized gain (loss) on cash flow hedges	7.8	(8.4)	(16.0)	(11.1)
Less: income tax (expense) benefit	(1.9)	2.1	4.0	2.7
Net unrealized gain (loss) on cash flow hedges	5.9	(6.3)	(12.0)	(8.4)
Reclassification of unrealized loss upon settlement of cash flow hedges[4]	1.8	5.4	18.1	14.3
Reclassification due to forecasted transactions no longer probable of occurring[4]	0.1	—	0.8	—
Less: income tax expense[2]	(0.5)	(1.3)	(4.7)	(3.5)
Net loss reclassified from AOCI to Net income	1.4	4.1	14.2	10.8
Other comprehensive income (loss), net of tax	7.3	(2.2)	2.2	2.4
Ending balance	$(3.4)	$(11.0)	$(3.4)	$(11.0)

Fair Value Hedges:
Beginning balance	$—	$—	$—	$—
Unrealized loss on fair value hedges	—	—	(1.0)	—
Less: income tax benefit	—	—	0.2	—
Net unrealized loss on fair value hedges	—	—	(0.8)	—
Excluded component amortized from OCI to Net income[5]	—	—	0.4	—
Reclassification due to cancellation of firm commitment[5]	—	—	0.6	—
Less: income tax expense[2]	—	—	(0.2)	—
Net loss reclassified from AOCI to Net income	—	—	0.8	—
Other comprehensive income, net of tax	—	—	—	—
Ending balance	$—	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other comprehensive income, net of tax	0.1	—	0.1	—
Ending balance	$—	$(0.1)	$—	$(0.1)

Total AOCI ending balance	$(34.0)	$(43.2)	$(34.0)	$(43.2)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[1]	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.
[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax benefit (provision).
[3]

Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]	As of September 30, 2020, we estimate a net mark-to-market loss before tax of $0.6 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.
[5]	As of September 30, 2020, the amount in AOCI that will be reclassified into Net income within the next 12 months was immaterial.

9. Restructuring

During the nine months ended September 30, 2020, global restrictions on air travel and other changes in global travel patterns as a result of the COVID-19 pandemic negatively impacted short and mid-term commercial aerospace demand within our aerospace and high strength (“Aero/HS products”) end market applications. We therefore initiated a restructuring plan that consisted of a reduction in force during the quarter ended June 30, 2020. During the quarter ended September 30, 2020, we initiated additional reduction in force measures under the restructuring plan as a result of the continued negative impacts from the COVID-19 pandemic.

Employee costs related to the restructuring plan were included within Restructuring costs in our Statements of Consolidated Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated during the quarters ended June 30, 2020 and September 30, 2020 were incurred and expensed as of June 30, 2020 and September 30, 2020, respectively.

Cash payments associated with the restructuring plan are estimated to extend through 2022.

The following table summarizes the activity relating to our restructuring plan liabilities (in millions of dollars):

Nine Months Ended September 30, 2020
Beginning balance	$—
Restructuring costs	12.4
Cash payments and other adjustments	(5.5)
Ending balance	$6.9

10. Other Expense, Net

Other expense, net, consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$0.2	$0.2	$0.5	$0.5
Net periodic postretirement benefit cost relating to Salaried VEBA	(1.1)	(1.6)	(3.5)	(4.9)
Realized gain on available for sale securities	—	0.9	2.1	3.0
Unrealized gain on equity securities	0.3	0.1	0.4	0.6
All other income (expense), net	0.1	(0.4)	(0.3)	0.4
Other expense, net	$(0.5)	$(0.8)	$(0.8)	$(0.4)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

11. Income Tax Matters

The (benefit) provision for income taxes consisted of the following for the periods presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$(0.9)	$8.5	$9.6	$24.7
Foreign	0.2	0.2	0.6	1.1
Total	$(0.7)	$8.7	$10.2	$25.8

The income tax (benefit) provision for the quarters ended September 30, 2020 and September 30, 2019 was ($0.7) million and $8.7 million, respectively, reflecting an effective tax rate of 222% and 26%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2020 was primarily due to a decrease of $0.7 million (or 211% of taxable income) for a change in forecasted earnings and its impact on the annual effective tax rate, partially offset by an increase of $0.1 million (or 22% of taxable income) to the valuation allowance for certain state net operating losses.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2019 was primarily due to an increase of $0.5 million (or 2% of taxable income) related to non-deductible compensation expense.

The income tax provision for the nine months ended September 30, 2020 and September 30, 2019 was $10.2 million and $25.8 million, respectively, reflecting an effective tax rate of 31% and 26% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2020 was primarily due to: (i) an increase of $1.2 million (or 4% of taxable income) related to non-deductible compensation expense and (ii) an increase of $1.3 million (or 4% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by a decrease of $0.7 million (or 2% of taxable income) for the recognition of excess tax benefits from stock-based compensation.

The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2019 was primarily due to: (i) an increase of $1.5 million (or 2% of taxable income) related to non-deductible compensation expense and (ii) an increase of $0.6 million (or 1% of taxable income) to the valuation allowance for certain state net operating losses, partially offset by a decrease of $0.6 million (or 1% of taxable income) for the recognition of excess tax benefits from stock-based compensation.

Our gross unrecognized benefits relating to uncertain tax positions were $3.9 million and $4.1 million at September 30, 2020 and December 31, 2019, respectively, of which, $0.4 million and $0.9 million would be recorded through our income tax provision and thus impact the effective tax rate at September 30, 2020 and December 31, 2019, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 pandemic. We continue to evaluate if and how provisions in the CARES Act will impact our consolidated financial statements.

12. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters and nine months ended September 30, 2020 and September 30, 2019, which in both periods was more dilutive than the two-class method.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$0.4	$25.4	$22.9	$72.6
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,794	15,956	15,804	16,042
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	71	169	100	193
Diluted	15,865	16,125	15,904	16,235

Net income per common share, Basic:	$0.02	$1.59	$1.45	$4.52
Net income per common share, Diluted:	$0.02	$1.57	$1.44	$4.47

[1]

Quantities in the following discussion are denoted in whole shares. During the quarter and nine months ended September 30, 2020, approximately 69,000 shares and 41,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. During both the quarter and nine months ended September 30, 2019, approximately 7,000 shares were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

13. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
	(In millions of dollars)
Interest paid	$17.7	$10.6
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$3.5	$3.3
Stock repurchases not yet settled	$—	$0.3

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$4.9	$1.6
Cash paid for amounts included in the measurement of operating lease liabilities	$3.4	$2.8
Finance lease liabilities arising from obtaining finance lease assets	$2.2	$0.9

	September 30, 2020	September 30, 2019
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$750.1	$172.1
Restricted cash included in Prepaid expenses and other current assets[1]	—	0.3
Restricted cash included in Other assets[1]	14.0	14.1
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$764.1	$186.5

1

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

14. Business, Product and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, primarily used in Aero/HS products, automotive (“Automotive Extrusions”), general engineering (“GE products”) and other industrial (“Other products”). We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

The following table presents Net sales by end market applications and by timing of control transfer for the periods presented (in millions of dollars):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Net sales:
Aero/HS products	$100.9	$198.9		$441.5	$586.8
Automotive Extrusions	46.2	47.5		110.3	146.0
GE products	105.1	117.1		337.6	375.3
Other products	3.5	11.4		11.3	37.3
Total net sales	$255.7	$374.9		$900.7	$1,145.4

Timing of revenue recognition:
Products transferred at a point in time	$151.8	$212.5	[1]	$532.1	$658.4	[2]
Products transferred over time	103.9	162.4	[1]	368.6	487.0	[2]
Total net sales	$255.7	$374.9		$900.7	$1,145.4

1.	As corrected from $115.9 million of products transferred at a point in time and $259.0 million of products transferred over time.
2.	As corrected from $378.7 million of products transferred at a point in time and $766.7 million of products transferred over time.

The following table presents geographic information for income taxes paid for the periods presented (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income taxes paid:
Domestic	$0.1	$0.1	$0.4	$2.0
Foreign	—	0.4	0.1	1.6
Total income taxes paid	$0.1	$0.5	$0.5	$3.6

15. Subsequent Events

Dividend Declaration. On October 13, 2020, we announced that our Board of Directors declared a cash dividend of $0.67 per common share. As such, we expect to pay approximately $10.8 million (including dividend equivalents) on or about November 13, 2020 to stockholders of record and the holders of certain restricted stock units at the close of business on October 23, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q (this “Report”).

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions; (ii) general economic and business conditions, including the impact of the global outbreak of Coronavirus Disease 2019 (“COVID-19”) and governmental and other actions taken in response, cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. “Risk Factors” included in this Report and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;
•	Highlights of the Quarter Ended September 30, 2020;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet Arrangements;
•	Critical Accounting Estimates and Policies;
•	New Accounting Pronouncements; and
•	Available Information.

Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019.

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are value added revenue (“VAR”), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net income, see “Results of Operations - Selected Operational and Financial Information” below.

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary and scrap, or recycled, aluminum, our main raw material, at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of metal through to our customers so that we remain neutral to metal pricing. However, for some of our higher VAR products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when metal prices increase, and a favorable impact to us when metal prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged metal price pass through and firm-price sales agreements create metal price exposure for us, which we mitigate through a hedging program with an objective to remain metal price neutral.

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of our metal inputs at the average Midwest Transaction Price of aluminum plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Transaction Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see “Results of Operations - Selected Operational and Financial Information” below.

Overview

We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: aerospace and high strength (“Aero/HS products”); automotive (“Automotive Extrusions”); general engineering (“GE products”); and other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate and sheet), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

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

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, which we acquired in 2018, is located in Columbia, New Jersey, and focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the nine months ended September 30, 2020 totaled $900.7 million on 383.1 million pounds shipped from our facilities. We employed approximately 2,585 people at September 30, 2020.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Historically, approximately 46% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 54% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Overall, the aerospace and defense industries’ consumption of fabricated aluminum products is driven by factors that include airframe build rates, the mix of aircraft models being built and defense spending. Unanticipated changes in build rates and mix of aircraft models being built can trigger restocking or destocking throughout the long aerospace supply chain, temporarily impacting demand for our Aero/HS products. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.

Demand for Automotive Extrusions is driven by factors that include automotive build rates in North America, aluminum content and the success and customer acceptance of automotive platforms our products are produced for, which may be significantly different than overall automotive build rates. In recent years, automotive original equipment manufacturers (“OEMs”) and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States’ Corporate Average Fuel Economy regulations. We believe fuel efficiency standards along with consumer preference for larger vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.

Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.

Beginning in March 2020, our industry, along with global economic conditions generally, have been significantly impacted by the COVID-19 pandemic. Though the impact of the pandemic on our operations has varied by local conditions and applicable government mandates, a significant amount of automotive, aerospace and other customers have experienced reductions in sales and/or substantially curtailed their operations, thereby decreasing demand for our products. The ultimate duration and impact of the pandemic on our and our customers’ operations is presently unclear. Furthermore, the extent to which we or our customers may successfully mitigate the impact of the pandemic, if at all, is not presently ascertainable. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Report.

Highlights of the quarter ended September 30, 2020 include:

•	Strong rebound in Automotive Extrusions following auto supply chain shutdowns driven by the COVID-19 pandemic during the quarter ended June 30, 2020;
•	GE products remains strong despite normal seasonal demand weakness;
•	Commercial aerospace demand declined sharply on weaker business conditions, partially mitigated by continued strength in demand for defense applications;
•	Combined cash and cash equivalents and net borrowing availability under our Revolving Credit Facility was $1,003.4 million as of September 30, 2020;
•	We paid cash dividends and dividend equivalents of $0.67 per share or $10.8 million during the quarter ended September 30, 2020.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $255.7 million and $374.9 million for the quarters ended September 30, 2020 and September 30, 2019, respectively, reflecting a 45.3 million pound (29%) decrease in shipment volume and an $0.08/lb (3%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 39.8 million pound (59%) decrease in Aero/HS products compared to the quarter ended September 30, 2019, primarily due to the impact of the COVID-19 pandemic on commercial aerospace demand; (ii) a 3.7 million pound (63%) decrease in Other products reflecting our planned exit from non-strategic applications; and (iii) a 3.0 million pound (5%) decrease in GE products reflecting seasonal demand weakness normally experienced in the second half of the year, partially offset by a 1.2 million pound (5%) increase in Automotive Extrusions reflecting new program launches that began to ramp up as the automotive supply chain returned to production following the shutdown during the prior quarter ended June 30, 2020 related to the COVID-19 pandemic. The decrease in average realized sales price per pound reflected an $0.11/lb (11%) decrease in average Hedged Cost of Alloyed Metal price per pound, partially offset by a $0.03/lb (2%) increase in VAR per pound due to the mix within Aero/HS and GE products and approximately $15.0 million of additional Net sales associated with provisions under multi-year contracts with our customers, as discussed further in Note 1 of Notes to Consolidated Financial Statements included in this Report. See the table in “Selected Operational and Financial Information” below for further details.

Net sales totaled $900.7 million and $1,145.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, reflecting an 89.4 million pound (19%) decrease in shipment volume and a $0.07/lb (3%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 56.2 million pound (28%) decrease in Aero/HS products reflecting the impact of the pandemic on demand for our aerospace applications; (ii) a 13.3 million pound (19%) decrease in Automotive Extrusions reflecting the impact of temporary automotive plant closures during the quarter ended June 30, 2020; (iii) an 11.8 million pound (61%) decrease in Other products reflecting our planned exit from non-strategic applications; and (iv) an 8.1 million pound (4%) decrease in GE products. The decrease in average realized sales price per pound reflected a $0.13/lb (12%) decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.06/lb (4%) increase in VAR per pound due primarily to the mix within Aero/HS and GE products. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2020 totaled $208.4 million, or 82% of Net sales, compared to $298.6 million, or 80% of Net sales, for the quarter ended September 30, 2019. The decrease of $90.2 million reflected a $58.9 million decrease in Hedged Cost of Alloyed Metal and a $31.3 million decrease in net manufacturing conversion and other costs. Of the $58.9 million decrease in Hedged Cost of Alloyed Metal, $47.0 million was due to lower shipment volume, as discussed above in “Net Sales,” and $11.9 million was due to lower hedged metal prices. The $31.3 million decrease in net manufacturing conversion and other costs reflected: (i) a $39.1 million decrease related to lower sales and a reduction of manufacturing costs to meet reduced end market application demand and (ii) $7.0 million of lower benefits and overhead costs, partially offset by: (i) an increase of $10.3 million in other manufacturing costs due to lower manufacturing efficiencies; (ii) an increase of $3.5 million in environmental costs associated with on-going historical environmental cleanup; and (iii) an increase of $1.0 million related to major maintenance. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the quarters ended September 30, 2020 and September 30, 2019.

Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2020 totaled $719.5 million, or 80% of Net sales, compared to $917.2 million, or 80% of Net sales, for the nine months ended September 30, 2019. The decrease of $197.7 million reflected a $147.9 million decrease in Hedged Cost of Alloyed Metal and a $49.8 million decrease in net manufacturing conversion and other costs. Of the $147.9 million decrease in Hedged Cost of Alloyed Metal, $95.1 million was due to lower shipment volume, as discussed above in “Net Sales,” and $52.8 million was due to lower hedged metal prices. The $49.8 million decrease in net manufacturing conversion and other costs reflected: (i) a $54.8 million decrease related to lower sales and a reduction of manufacturing costs to meet reduced end market application demand; (ii) $11.8 million of lower benefits and overhead costs; and (iii) a $5.3 million reduction in major maintenance, partially offset by: (i) an increase of $18.0 million in other manufacturing costs due to lower manufacturing efficiencies and (ii) an increase of $3.3 million in environmental costs associated with on-going historical environmental cleanup. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the nine months ended September 30, 2020 and September 30, 2019.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $21.3 million and $23.3 million for the quarters ended September 30, 2020 and September 30, 2019, respectively, and $67.9 million and $75.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease during the quarter ended September 30, 2020 was due primarily to: (i) a $1.1 million reduction in salaries and benefits and (ii) a $0.6 million reduction in employee incentive programs. The decrease for the nine months ended September 30, 2020 compared with

September 30, 2019 was due primarily to: (i) a $3.1 million reduction in employee incentive programs; (ii) a $2.8 million reduction in salaries and benefits; and (iii) a $2.2 million reduction in travel costs.

Restructuring Costs. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating Charges (Income), Net. Other operating charges (income), net, was $0.3 million of charges for the quarter ended September 30, 2020 and $0.8 million of income for the nine months ended September 30, 2020. There were no Other operating (income) charges, net, for the quarter ended September 30, 2019 and $0.1 million of charges for the nine months ended September 30, 2019. During the quarter ended September 30, 2020, we recognized $0.4 million of impairment charges related to property, plant and equipment, which was partially offset by $0.1 million of payroll subsidies received by our subsidiary Kaiser Aluminum Canada Limited (“KACL”) under the Canada Emergency Wage Subsidy (“CEWS”) Program. During the nine months ended September 30, 2020, KACL recognized a total of $1.3 million of payroll subsidies under the CEWS Program, which was partially offset by a $0.5 million impairment charge related to property, plant and equipment.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our revolving credit facility, net of capitalized interest. Interest expense was $12.1 million and $5.8 million for the quarters ended September 30, 2020 and September 30, 2019, respectively, and $28.7 million and $17.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of: (i) our debt and credit facilities that were in effect during each of the quarters and nine months ended September 30, 2020 and September 30, 2019 and (ii) interest expense capitalized as part of construction in progress.

Other Expense, Net. See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for details.

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

The table below provides selected operational and financial information for each period presented (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$0.4	$25.4	$22.9	$72.6
Interest expense	12.1	5.8	28.7	17.3
Other expense, net	0.5	0.8	0.8	0.4
Income tax (benefit) provision	(0.7)	8.7	10.2	25.8
Depreciation and amortization	12.9	12.3	39.1	36.3
Non-run-rate items:
Restructuring charges	0.5	—	12.4	—
Adjustments to plant-level LIFO[1]	1.2	2.1	3.2	1.3
Mark-to-market (gain) loss on derivative instruments[2]	(1.7)	1.1	(1.1)	5.0
Workers' compensation cost due to discounting	0.7	0.2	1.4	0.9
Non-cash asset impairment charge	0.5	—	0.5	0.1
Environmental expenses[3]	3.8	0.3	5.9	0.7
Total non-run-rate items	5.0	3.7	22.3	8.0
Adjusted EBITDA	$30.2	$56.7	$124.0	$160.4

[1]

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]

Mark-to-market (gain) loss on derivative instruments for 2020 and 2019 represents: (i) the reversal of mark-to-market loss (gain) on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and

settled in the periods presented above; (ii) loss (gain) on non-designated commodity hedges; and (iii) reclassifications out of Accumulated other comprehensive loss due to forecasted transactions no longer probable of occurring. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.

[3]

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended September 30, 2020 was $26.5 million lower than Adjusted EBITDA for the quarter ended September 30, 2019, primarily reflecting: (i) a $23.3 million sales impact inclusive of the $15.0 million as discussed in “Net sales” above and (ii) an $8.8 million reduction in operating leverage, partially offset by a $4.7 million increase due to our flexing of costs in line with reduced volume.

Adjusted EBITDA for the nine months ended September 30, 2020 was $36.4 million lower than Adjusted EBITDA for the nine months ended September 30, 2019 primarily reflecting: (i) a $44.4 million sales impact and (ii) a $15.4 million reduction in operating leverage, partially offset by a $21.3 million reduction in overhead and benefits costs.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications for each period presented:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Aero/HS Products:
Shipments (mmlbs)	27.3		67.1		141.9		198.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$100.9	$3.70	$198.9	$2.96	$441.5	$3.11	$586.8	$2.96
Less: Hedged Cost of Alloyed Metal	(27.6)	(1.02)	(71.3)	(1.06)	(135.8)	(0.96)	(213.6)	(1.08)
VAR	$73.3	$2.68	$127.6	$1.90	$305.7	$2.15	$373.2	$1.88

Automotive Extrusions:
Shipments (mmlbs)	24.7		23.5		58.5		71.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$46.2	$1.87	$47.5	$2.02	$110.3	$1.89	$146.0	$2.03
Less: Hedged Cost of Alloyed Metal	(22.0)	(0.89)	(23.7)	(1.01)	(53.1)	(0.91)	(74.9)	(1.04)
VAR	$24.2	$0.98	$23.8	$1.01	$57.2	$0.98	$71.1	$0.99

GE Products:
Shipments (mmlbs)	54.7		57.7		175.3		183.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$105.1	$1.92	$117.1	$2.03	$337.6	$1.93	$375.3	$2.05
Less: Hedged Cost of Alloyed Metal	(49.7)	(0.91)	(59.4)	(1.03)	(159.7)	(0.92)	(194.9)	(1.07)
VAR	$55.4	$1.01	$57.7	$1.00	$177.9	$1.01	$180.4	$0.98

Other Products:
Shipments (mmlbs)	2.2		5.9		7.4		19.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$3.5	$1.59	$11.4	$1.93	$11.3	$1.53	$37.3	$1.94
Less: Hedged Cost of Alloyed Metal	(2.0)	(0.91)	(5.7)	(0.96)	(6.5)	(0.88)	(19.6)	(1.02)
VAR	$1.5	$0.68	$5.7	$0.97	$4.8	$0.65	$17.7	$0.92

Total:
Shipments (mmlbs)	108.9		154.2		383.1		472.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$255.7	$2.35	$374.9	$2.43	$900.7	$2.35	$1,145.4	$2.42
Less: Hedged Cost of Alloyed Metal	(101.3)	(0.93)	(160.1)	(1.04)	(355.1)	(0.93)	(503.0)	(1.06)
VAR	$154.4	$1.42	$214.8	$1.39	$545.6	$1.42	$642.4	$1.36

Outlook

Looking to the balance of the year, we reiterate our outlook for the second half of 2020 that we communicated during the quarter ended June 30, 2020. We continue to anticipate total VAR to be down approximately 10% to 15% compared to the quarter ended June 30, 2020 driven by lower commercial aerospace and business jet sales, offset by continued strength in demand for our defense, automotive and general engineering applications with EBITDA as a percentage of VAR in the mid-teens.

We continue to anticipate a slow recovery for large commercial aerospace applications driven by longer than expected recertification of the Boeing 737 MAX, slower recovery in domestic and international air travel and destocking in the supply chain. As a result, we expect our VAR for commercial aerospace applications to be down approximately 30% to 35% from our 2019 results. This compares to the previously anticipated decline of approximately 20% to 25% year-over-year. Longer term, consistent with the outlook published by Boeing and Airbus, we anticipate that it could be two to four years before large commercial aerospace demand returns to levels similar to 2019.

Demand for our defense applications remains strong and is expected to continue in 2021, driven by continued growth in the F‑35 joint strike fighter and other legacy and rotary military aircraft programs.

Strong demand for Automotive Extrusions is expected to continue to be driven by growth in aluminum content and North American vehicle build rates, currently projected to increase from 12.9 million vehicles in 2020 to over 15.2 million vehicles in 2021.

Overall, we are well positioned to continue to navigate challenging market conditions and capitalize on opportunities to further strengthen our prospects for long-term profitable growth. Total liquidity remains strong at $1.0 billion and our disciplined capital allocation priorities and our financial guidelines remain unchanged. Although there remains uncertainty as we look forward, at this time we believe that overall 2020 will be the trough and as business conditions improve, we expect to emerge from the current environment stronger and better positioned to compete over the longer-term.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity as of the periods presented (in millions of dollars):

	September 30, 2020	December 31, 2019
Available cash and cash equivalents	$750.1	$264.3
Short-term investments	—	78.7
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	253.3	323.1
Total liquidity	$1,003.4	$666.1

[1]	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2020 and December 31, 2019.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents consist primarily of investment-grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less. Short-term investments represent holdings in investment-grade commercial paper with a maturity at the time of purchase of greater than 90 days. Due to the current economic situation, we have intentionally reduced our holdings in Short‑term investments.

See Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2020.

We and certain of our subsidiaries have a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) (see Note 6 of Notes to Interim Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility as of September 30, 2020, or as of December 31, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each period presented (in millions of dollars):

	Nine Months Ended September 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$150.7	$153.9
Investing activities	$41.6	$(29.3)
Financing activities	$293.2	$(77.7)

Cash provided by operating activities for the nine months ended September 30, 2020 reflected: (i) a decrease in trade and other receivables of $43.4 million driven primarily by lower Net sales; (ii) a decrease in accounts payable of $27.6 million driven predominantly by the volume of metal purchases; and (iii) a reduction in contract assets of $19.8 million driven primarily by timing and volume of shipments related to revenue on products recognized over-time.

Cash provided by operating activities for the nine months ended September 30, 2019 reflected a decrease in inventory of $22.6 million, offset by a decrease in accounts payable of $21.9 million driven by decreases in the quantity and price of metal purchases.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and September 30, 2019.

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

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. At October 16, 2020, there were no borrowings under the Revolving Credit Facility.

As of September 30, 2020, we recognized $4.8 million in employer payroll tax deferrals under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, of which, 50% will be paid in 2021 and 50% will be paid in 2022.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our Revolving Credit Facility.

Debt

See “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 for mandatory principal and cash interest payments on our 4.625% unsecured senior notes and commitments under the Revolving Credit Facility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our unsecured senior notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.

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

See our Statements of Consolidated Stockholders’ Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2020 and September 30, 2019, and declared subsequent to September 30, 2020.

Repurchases of Common Stock

In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding repurchases of common stock during the quarters and nine months ended September 30, 2020 and September 30, 2019 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters and nine months ended September 30, 2020 and September 30, 2019, in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.

See “Debt” above for an update to our contractual obligations as of December 31, 2019 with respect to our 6.50% Senior Notes.

During the quarter ended September 30, 2020, we cancelled equipment purchase commitments of $41.3 million that had been reported as purchase obligations within the contractual obligations and commercial commitments table under the 1-3 years category within Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Available Information

Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission (“SEC”) filings, investor events and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.

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

During the nine months ended September 30, 2020 and September 30, 2019, settlements of derivative contracts covering 105.8 million pounds and 144.3 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At September 30, 2020, we had derivative contracts with respect to approximately 19.3 million pounds, 38.8 million pounds and 21.0 million pounds to hedge sales to be made in the remainder of 2020, 2021 and 2022, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of September 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.9 million and $10.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of September 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.8 million and $0.9 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc (“Alloying Metals”). As of September 30, 2020, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of September 30, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $1.0 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of September 30, 2020. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $7.1 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of September 30, 2020 and December 31, 2019 would have resulted in an unrealized mark‑to‑market loss of $2.6 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

See Note 5 and Note 8 of Notes to Consolidated Financial Statements included in this Report for information relating to foreign currency forward contracts. As of September 30, 2020, we hedged our equipment purchase transactions denominated in euros using fair value contracts with settlement dates through May 2022. We estimate that a 10% decrease in the September 30, 2020 exchange rate of euros to US dollars would have resulted in an immaterial unrealized mark-to-market loss with corresponding changes to the net fair value of our foreign currency derivative positions. As of December 31, 2019, we had an immaterial, non-designated hedge of a euro denominated firm-commitment to purchase equipment that settled in January 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2019.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning risk factors. In addition to the risk factors discussed below, the impact of the Coronavirus Disease 2019 (“COVID-19”) may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

The COVID-19 pandemic has impacted and could in the future materially and adversely affect our business.

The novel strain of the coronavirus identified in China in late 2019 and now affecting the global community has impacted and is expected to continue to impact our operations. The full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the pandemic, the severity of the virus and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

Furthermore, as a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers, have been and could continue to be negatively impacted as a result of disruption in demand, which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity or capability to enable the manufacture of our products according to our schedule and specifications. Because of impacts to suppliers’ operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition and liquidity, it is currently unclear if and how we will benefit from the CARES Act.

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

We use forward contracts to protect against fluctuations in commodity price and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the economic impacts of the COVID-19 pandemic and related governmental responses, our customers’ businesses are subject to many uncertainties and, as a result, we have experienced and may continue to experience unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow or fair value hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net income associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no stock repurchases during the quarter ended September 30, 2020. In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At September 30, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

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

10.1

Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on July 31, 2020, File No. 001-09447).

*31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Taxonomy Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Date: October 23, 2020