Form 10-K
period 2020-12-31
KAISER ALUMINUM CORP
filed 2021-02-26
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $1.1 billion.

As of February 22, 2021, there were 15,812,169 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including Item 1. “Business – Business Operations,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions; (ii) general economic and business conditions (including cyclicality and other conditions in the aerospace, automotive and other end markets we serve); (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; (v) changing prices and market conditions; and (vi) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Item 1. Business

Availability of Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain the documents that we file electronically from the SEC’s website at http://www.sec.gov. Our filings with the SEC are made available free of charge on our website at http://www.kaiseraluminum.com as soon as reasonably practicable after we file or furnish the materials with the SEC. News releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website. Information on our website is not incorporated into this Report unless expressly noted.

Business Overview

Kaiser Aluminum Corporation, a Delaware corporation, manufactures and sells semi-fabricated specialty aluminum mill products for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) automotive (“Automotive Extrusions”); (iii) general engineering (“GE products”); and (iv) other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate and sheet), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). In November 2020, we announced our pending acquisition of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, the “Warrick Rolling Mill”). The Warrick Rolling Mill acquisition serves to expand our flat-rolled product offering to include aluminum sheet produced for demanding end market applications in the beverage and food packaging industry in North America (see “Pending Warrick Rolling Mill Acquisition” below for further details).

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

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our newest facility, acquired in 2018 and located in the United States, focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. In 2020, our consolidated Net sales totaled $1.2 billion on 502.4 million pounds shipped from our facilities.

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

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Approximately 45% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 55% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

We further strive to enhance the efficiency of product flow to our customers and our status as a supplier of choice by tightly integrating the management of our operations across multiple production facilities, product lines and target markets. Additionally, our strategy to be the supplier of choice and a low cost producer is enabled by a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools such as Lean Manufacturing, Six Sigma and Total Productive Manufacturing. Using KPS, we seek to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain.

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

We believe our recent capital projects, which have been focused on further enhancing manufacturing cost efficiency and improving product quality, are critical to maintaining and strengthening our position in an increasingly competitive market environment. Details of these capital projects are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption, “Liquidity and Capital Resources.”

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

Pending Warrick Rolling Mill Acquisition

On November 30, 2020, we entered into a purchase agreement with Alcoa Corporation to acquire the Warrick Rolling Mill. This acquisition will provide us entry into the North American aluminum packaging industry, which is a strong and growing non-cyclical end market driven by sustainability trends and the secular shift from plastic to aluminum in the packaging industry. We believe the addition of this non‑cyclical end market will be highly complementary to our existing aerospace, automotive and general engineering cyclical end markets and will provide excellent opportunities for long-term growth. The acquisition of the Warrick Rolling Mill further demonstrates our strategy to serve technically challenging end market applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth. The Warrick Rolling Mill acquisition is subject to a number of closing conditions and there can be no assurance that such conditions will be satisfied or that we will be able to complete the Warrick Rolling Mill acquisition within the planned timeframe or at all.

Products

Overview

Our business focuses on producing rolled, extruded and drawn aluminum products used principally for aerospace and defense, automotive and general engineering products that include consumer durables, electronics and products for electrical and machinery and equipment applications. See “Selected Operational and Financial Information” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for selected shipment and sales information for our fabricated aluminum products by end market application.

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

Automotive Extrusions. Automotive Extrusions consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, crash management systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. In recent years, automotive original equipment manufacturers (“OEMs”) and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States’ Corporate Average Fuel Economy (“CAFE”) or equivalent state regulations. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.

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

Other Products. Other products consist of extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. We continue to exit these non-core applications and focus our resources and production capacity on strategic Aero/HS products, Automotive Extrusions and GE products.

Markets

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

Aero/HS Products. We sell our Aero/HS products to metal service centers, as well as directly to aerospace manufacturers and tier one suppliers. Sales are made primarily under long-term agreements, but also on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and our sales personnel in Western Europe and China. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products, as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds. Demand for our Aero/HS products is heavily impacted by commercial airframe build rates and, to a lesser degree, by defense related airframes and other products. In addition, unanticipated changes in build rates and mix of aircraft models being built can trigger restocking or destocking throughout the long aerospace supply chain, temporarily impacting demand. While commercial airframe build rates can be subject to certain short-terms events (see Part I, Item 1A. “Risk Factors” included in this Report), we believe the long-term demand for air travel and fuel efficiency will continue to drive long-term growth for our products.

Automotive Extrusions. Our Automotive Extrusions are sold primarily to tier one automotive suppliers. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales support organization. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. We believe fuel efficiency standards, along with consumer preference for larger vehicles and the growing conversion to electric vehicles, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.

GE Products. A majority of our GE products are sold to large metal service centers in North America on an order-by-order basis, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE and Aero/HS products. Demand for our GE products is closely related to the North America general industrial growth and the recent desire of many companies to lessen their risk of supply chain disruptions by reshoring suppliers and shortening the supply chain. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.

Customers

In 2020, we had over 680 customers, of which, our two largest customers were Reliance Steel & Aluminum Co. (“Reliance”) and The Boeing Company (“Boeing”). While the loss of Reliance or Boeing as customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing either as a customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.

Competition

The fabricated aluminum industry is highly competitive. We focus our fabricating operations on technically challenging applications for flat-rolled heat treat plate and sheet and extruded/drawn products that allow us to apply our core metallurgical and process technology capabilities to produce highly engineered products with differentiated characteristics. We seek to further differentiate ourselves from our competitors by providing a broad product offering and striving to deliver “Best in Class” customer satisfaction.

Our primary competitors in the global market for Aero/HS products are Arconic, Inc., Constellium N.V. and Novelis Inc. In serving our North American customers for both Automotive Extrusions and GE products, our primary competitors are Arconic, Inc. and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

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

Research and Development

We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio, and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills.

A significant amount of our research and development is devoted to product and process development within our production operations, largely focused on controlling the manufacturing process to improve product quality, ensure consistency and enhance one or more specific product attributes. This has resulted in the creation and delivery of our highly differentiated KaiserSelect® products.

Our Imperial Machine & Tool Co. (“IMT”) subsidiary, located in Columbia, New Jersey, provides us with significant technology and intellectual property that complements our metallurgical and application engineering expertise to further advance our capability to deliver highly engineered solutions for our customers. IMT’s multi-material expertise in aluminum, titanium, tantalum, molybdenum, nickel alloys, tungsten, cobalt chromium and stainless steel offers a differentiated approach by combining traditional machining know-how and related technical capabilities with additive manufacturing expertise to drive innovative solutions over the longer term.

We hold numerous patents, trademarks, trade secrets and copyrights that relate to the design, use and marketing of products. We consider this intellectual property to be important, but no single property is material to the overall conduct of our business.

Resources

Manufacturing Processes

We use two main processes, flat rolling and extrusion/drawing, to produce our fabricated products in the desired forms and dimensions and with the desired physical properties. Both processes start by heating aluminum, a rolling ingot or extrusion billet to an elevated temperature at which the metal is malleable and then applying pressure in a manner that both forces the metal into a desired shape and begins the “working” of the metal to enhance its strength and related properties.

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

IMT is a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding and fabrication for aerospace and defense, automotive, high tech and general industrial applications.

The following table provides a description of the manufacturing process(es) and type(s) of products at each of our production facilities as of December 31, 2020:

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

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled, aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. The average Midwest Price is comprised of the average London Metal Exchange (“LME”) plus average Midwest premium. The average LME and the average Midwest premium for 2020, 2019 and 2018 were $0.77 + $0.12, $0.81 + $0.18 and $0.96 + $0.19, respectively. Scrap aluminum is typically purchased at a discount to the Midwest Price but can require additional processing.

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

•

Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating metal price risk that we must hedge. We are able to limit exposure to metal price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 127.6, 182.4 and 200.6 during 2020, 2019 and 2018, respectively.

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

Seasonality

Under normal operating and economic conditions, we generally have immaterial fluctuations in our quarter-over-quarter results, with shipments being weighted slightly more toward the first half of the year as compared to the second half. This fluctuation in demand is usually caused by the timing of summer vacation and year-end holiday shut downs and year-end inventory rebalancing by our end customers. In addition, during these lower demand periods, we take the opportunity to perform major maintenance at our facilities, which can affect cost and operating results.

Government Regulation

Our operations are subject to numerous federal, state and local employment, import/export, reporting, environmental, health and safety laws and regulations. While we are subject to a wide variety of government regulations, generally those most impactful to our results of operations and capital expenditures are those environmental laws and regulations that impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes. These regulations may require the investigation, assessment, cleanup or monitoring of, or compensation for, environmental impacts, including natural resource damages. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in this Report.

The U.S. Environmental Protection Agency (“USEPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the USEPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities. We have invested and continue to invest in our manufacturing operations in order to minimize our air emissions. The GHG intensity of our products is minimized through maximizing our process efficiencies through technologies such as heat recovery from combustion exhaust gases.

Government Contracts

We are one of the few remaining United States based aluminum semi-fabricated producers that supply the American defense industry. Although our products are used in a wide variety of military applications, including military aircraft, armored vehicles and ordnance, these products are typically sourced from us by a number of service centers and machine shops that are suppliers to the defense industry. As we generally sell to the chain of suppliers who either subcontract with direct contractors or directly contract with the government, we do not have significant direct government agreements.

Human Capital

At December 31, 2020, we employed approximately 2,575 people, of which approximately 2,515 were employed in our manufacturing locations and approximately 60 were employed in our corporate office in Foothill Ranch, California. Our talented workforce is a key factor underlying our success. We strive to be the employer of choice by providing equal employment and a non‑discriminatory workplace, protecting the health and safety of our employees, providing training programs and maintaining a positive and constructive relationship with labor unions of which our employees are members.

Safety and Health

We believe employee safety begins with a strong and consistent tone at the top through our executive leadership with oversight provided by our Corporate Health and Safety team, led by our Chief Legal/Compliance Officer. To help us achieve and maintain a strong safety culture, we have robust compliance and assessment programs and we partner with the United Steelworkers and various industry groups, including the Aluminum Association, to share and identify best practices. We use both internal and external resources to assess our compliance with regulatory and internal standards, providing training, performing risk assessments, audits and loss control inspections and developing mitigation strategies with particular emphasis on risks with a greater potential for severe injury. We stress risk awareness and job safe practices and engage our employees in conversations about safety and safety training using a variety of communication channels, including one-on-one communications.

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. In addition, safety modifiers requiring demanding safety performance are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization.

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic, we implemented local, state and federal recommendations to reduce the spread of the virus at all of our facilities and continue to work closely with our employees and local unions to stress the importance of following Center for Disease Control and Prevention guidelines to mitigate the risk of exposure. We took initiatives to support our employees by: (i) engaging with our workforce and implementing protocols and procedures at each of our manufacturing facilities to mitigate the risk of exposure and facilitate contract tracing in the event of potential exposures; (ii) implementing remote working conditions where possible; (iii) waiving deductibles for COVID-19 related care under our medical plans; and (iv) revising our policies to extend our benefits coverage for employees experiencing job interruption. Additionally, we implemented health and safety protocols for all outside contractors and service providers required to enter our facilities.

Talent Development

Kaiser Aluminum is a learning organization committed to incorporating on-the-job training and development through the Kaiser Leadership Program, the Front Line Leader Development Program, Kaiser University, the Metallurgy Excellence Program, a Skilled Trades Development initiative and through internal and external resources provided to our employees and next generation leaders. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills and abilities of our current and future leaders.

The Kaiser Leadership Program is a full year program that accelerates the readiness of key talent and combines personalized leadership development and Kaiser-management system focused curriculum with a unique opportunity to build relationships with an internal network of leaders across locations and functions.

The Front Line Leader Development Program is a six-month program that strengthens organizational performance through ethical, effective and sustaining tactical leadership for both new and experienced frontline supervisors.

Kaiser University is our web-based learning and development platform offering a catalog of thousands of on-demand courses to employees across a broad range of topics including metallurgy, maintenance, health and safety, Lean Six Sigma, business and computer skills and Kaiser Aluminum policies.

The Metallurgy Excellence Program provides a mentor-centric professional development program for our talented metallurgical professionals providing opportunities for metallurgists to partner with industry icons while helping us keep our competitive advantage.

The Skilled Trades Development initiative enables participating Kaiser facilities or locations to evaluate and build trade skills, in alignment with industry-wide standards, to attract, retain and motivate skilled talent that meets the unique needs of the location.

Diversity, Equity and Inclusion

Our five corporate values include being the preferred employer. Our efforts to be the preferred employer include: (i) attracting, developing and retaining the best people from all cultures and segments of the population; (ii) treating all employees with dignity and respect; (iii) providing an environment of inclusion, empowerment, responsibility and accountability; and (iv) offering competitive and equal pay and benefits that attract and retain employees. As part of our efforts to continue to emphasize our values, we implemented social media and human rights policies reinforcing our values. As we move forward, our focus areas include: (i) continuing to consider ethnic and gender diversity as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; (v) focusing on diverse candidates for internships, entry-level positions and scholarships; and (vi) actively recruiting from military bases for military and veteran hiring.

Labor Union Affiliations

Approximately 63% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2020. As indicated in the table, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2021
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2021
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2021[1]
London, Ontario (Canada)	USW Canada	Feb 2022
Los Angeles, California	Teamsters	Apr 2022
Newark, Ohio	USW	Sep 2025
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2021/Nov 2021
Sherman, Texas	IAM	Apr 2022
Spokane, Washington (Trentwood)	USW	Sep 2025

1.	In February 2021, the Kalamazoo, Michigan agreement was extended through February 2026.

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

The novel strain of the coronavirus identified in China in late 2019, and now affecting the global community, has impacted and is expected to continue to impact our operations. The full nature and extent of the impact is highly uncertain. Among other things, uncertainties relating to the COVID-19 pandemic include the duration of the pandemic and the actions, or perception of actions that may be taken, to contain or treat its impact by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and prolonged periods of travel, commercial and/or other similar restrictions and limitations.

Furthermore, as a result of the COVID-19 pandemic and the measures implemented to contain its spread, our customers have been, and could continue to be, negatively impacted as a result of disruption in demand, which has and could in the future negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of the COVID‑19 pandemic and measures implemented to contain its spread, our suppliers may not have the materials, capacity or capability to enable the manufacture of our products according to our schedule and specifications. Because of impacts to suppliers’ operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

The COVID-19 pandemic has also disrupted our internal operations by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant or frequent disruptions in the future. We may need to further reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.

The impact of the COVID-19 pandemic continues to evolve, and its duration and ultimate disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and on December 27, 2020 he signed a second COVID-19 pandemic relief bill (“Second CARES Act”) into law. The CARES Act and the Second CARES Act, among other things, include provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to monitor the impact of these relief packages and, where there are opportunities to minimize the impact of the COVID-19 pandemic on our business and employees, we have taken action to apply or invoke these regulations.

The COVID-19 pandemic caused downturns in the commercial aerospace industry, which has adversely affected our business, and could cause additional downturns in the automotive and ground transportation industries, which would further adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace and automotive and ground transportation industries. Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global travel patterns, negatively influencing demand for new commercial aircraft and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, which, in turn, could adversely affect demand for our products. For example, several of our automotive customers have temporarily suspended operations in the past and could do so again in response to the COVID-19 pandemic and/or in accordance with governmental requirements. Despite existing backlogs, adverse developments resulting from the pandemic may lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows.

We operate in a highly competitive industry.

We compete with others in the fabricated products segment of the aluminum industry based upon quality, availability, price, customer service and delivery performance. Some of our competitors are substantially larger than we are, have greater financial resources than we do, operate more facilities than we do, are geographically closer to our customers than we are, employ more efficient or advanced technologies than we do or have other strategic advantages. Additionally, new parties may become capable of manufacturing similar products and qualifying them with our customers, which could lead to further competitive pressure. Competitors’ facilities located in certain other countries may have a manufacturing cost advantage compared to our facilities, which are located in the United States and Canada. Such foreign competitors may sell products similar to our products at lower prices as a result of having lower manufacturing costs or due to currency exchange rates that periodically favor foreign competition. Some foreign competitors may also dump their products in the United States and Canada in violation of existing trade laws. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. Additionally, we may not be able to reduce our cost structure and our selling prices to be competitive with others, and tariffs introduced to protect manufacturers in the United States and Canada from foreign price competition may not be fully effective. Increased competition could cause a reduction in demand for our products and our shipment volumes, our product pricing or both shipment volumes and product pricing, which could have an adverse effect on our financial position, results of operations and cash flows.

Reductions in demand for our products may be more severe than, and may occur prior to, reductions in demand for our customers’ products.

Most of our products undergo further fabrication by other parties before being deployed in their end uses. In particular, our Aero/HS products undergo numerous stages of further fabrication or assembly by a number of parties in the supply chain, often over the course of many months. The lead time from when we sell our Aero/HS product to when the finished product is installed on an aircraft often exceeds a year. Due to this long lead time, demand for our products may increase prior to demand for our customers’ products or may decrease when our customers experience or anticipate softening demand for their products. Our customers typically respond to reduced demand for their products by depleting their inventory until their inventory falls to a new desired level. This causes a greater reduction in demand for our products than our customers experience for their products. Further, the reduction in demand for our products can be exacerbated if our customers’ inventory levels had been higher than normal, if production is delayed for specific commercial airframe models, if our customers previously had purchased products from us at committed sales contract volumes that exceeded their actual need or for other reasons. The amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations and cash flows.

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

Efficient use of fossil fuels partially drives demand for aluminum in transportation applications. The USEPA, other federal regulatory agencies and regulatory agencies of certain states have generally sought to limit growth of fossil fuel usage by establishing stricter fuel efficiency standards. In addition, newly elected and/or changing administrations could accelerate efforts to not only limit, but reduce, fossil fuel usage and carbon emissions beyond what may be technologically possible for certain products and manufacturing processes and revisit or reverse the environmental agendas of previous administrations with respect to previously established fuel efficiency standards. Additionally, in periods of lower oil prices, the economic benefits of replacing older aircraft and automobiles with more fuel-efficient models are less compelling. A relaxation of fuel efficiency standards by the regulatory agencies or an extended period of moderate oil prices could reduce demand for new more efficient aircraft and automobiles, which could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.

The commercial aerospace industry is cyclical and downturns in the commercial aerospace industry could adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace industry. Notwithstanding a secular growth trend spanning nearly two decades, the aerospace industry is highly cyclical. Numerous factors that influence demand for new commercial aircraft could result in cancellations or deferrals of aircraft orders and a global decrease in new commercial aircraft deliveries. These factors have recently included the impacts of the COVID-19 pandemic on global travel, but also include but are not limited to: (i) declines or reduced growth trends in global travel and airline passenger traffic; (ii) the rate of replacement of older aircraft with more fuel efficient aircraft; (iii) changing airline strategies affecting preferences for single-aisle aircraft models as opposed to twin-aisle or jumbo aircraft models; (iv) airline industry profitability; (v) the state of regional and global economies; (vi) concerns regarding terrorism or the threat of terrorism; (vii) concerns regarding new pandemics of infectious disease; and (viii) safety concerns with newly introduced and existing aircraft. Despite existing backlogs, adverse developments in any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.

Reductions in defense spending for aerospace and non-aerospace military applications could adversely affect demand for our products.

Our products are used in a wide variety of military applications, including military aircraft, armored vehicles and ordnance. Certain military programs are used by the U.S. armed forces, as well as by the defense forces of our allied foreign powers. Military programs that currently use or in the future could use our products may be subject to changes in military strategy and government priorities. Further, while many of the U.S. government programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations. When U.S. and foreign allied governments are faced with competing national priorities, such as addressing financial or spending crises or public health emergencies, there can be significant pressure to reduce defense spending, which could reduce the demand for our products and adversely affect our financial position, results of operations and cash flows.

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

In 2020, Reliance and Boeing were our two largest customers, representing approximately 26% and 11%, respectively, of our net sales. Our five largest customers in total accounted for approximately 54% of our 2020 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.

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

We import primary aluminum from, and manufacture fabricated products used in, foreign countries. Our financial position, results of operations and cash flows could be adversely affected by numerous factors in the politically and economically diverse jurisdictions: (i) from which our input materials are sourced; (ii) in which we operate; (iii) in which our customers operate; or (iv) in which our products are consumed or further fabricated. Such factors include but are not limited to:

•	the adoption of tariffs, duties and other forms of taxation;
•	trade disputes;
•	the implementation of controls on prices, exports and/or imports, including quotas;
•	the implementation of other restrictions on supply chains in connection with global health pandemics;
•	the imposition of currency restrictions;
•	inflation relative to the United States and related fluctuations in currency and interest rates;
•	government regulation in the countries in which we operate, service customers or purchase raw materials;
•	civil unrest and labor problems;
•	the nationalization or appropriation of rights or other assets; and
•	acts or threats of war or terrorism.

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

The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, public utilities interruptions and supply interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at our Trentwood facility where our production of plate and sheet is concentrated, could significantly compromise our ability to meet our customers’ needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows could be adversely affected by such events.

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

We may not realize the benefits of the Warrick Rolling Mill acquisition.

Our recently announced Warrick Rolling Mill acquisition is subject to a number of closing conditions and there can be no assurance that such conditions will be satisfied or that we will be able to complete the Warrick Rolling Mill acquisition within the planned timeframe or at all. Furthermore, completing the Warrick Rolling Mill acquisition could disrupt our business and/or dilute or adversely affect the price of our common stock. Additional risks associated with the Warrick Rolling Mill acquisition may include:

•	diversion of management’s time and attention from our existing business;
•	challenges in managing the increased scope, geographic diversity and complexity of operations;
•	difficulties integrating the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations;
•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;
•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;
•	difficulties achieving anticipated operational improvements; and
•	incurrence of indebtedness to finance other acquisitions or capital expenditures relating to acquired assets in the future.

If we fail to successfully integrate the Warrick Rolling Mill, we may not realize the benefits expected from the transaction and/or it may have adverse effects on our financial position, results of operations and cash flows.

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

Lower aluminum prices reduce the market value of our inventory and generally cause a reduction in our accounts receivable as we pass through a lower underlying metal price to our customers. Because the amount we can borrow under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) is determined by the value of our receivables and inventory, which serve as collateral for the facility, a reduction in aluminum prices can reduce our borrowing availability and our liquidity, which could have an adverse effect on our financial position, results of operations and cash flows.

Our hedging programs have been and could continue to be adversely impacted by fluctuations as a result of the impacts of the COVID-19 pandemic.

We use forward contracts to protect against fluctuations in commodity price and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the economic impacts of the COVID-19 pandemic and related governmental responses, our customers’ businesses are subject to many uncertainties and, as a result, we have experienced, and may continue to experience, unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow or fair value hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net income associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations and cash flows.

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

Our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) and 6.50% Senior Notes due 2025 (“6.50% Senior Notes”) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;
•	pay dividends or make other distributions or repurchase or redeem capital stock;
•	prepay, redeem or repurchase certain debt;
•	issue certain preferred stock or similar equity securities;
•	make loans and investments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;
•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of our assets.

In addition, restrictive covenants in our Revolving Credit Facility require us in certain circumstances to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we may be unable to meet them.

A breach of the covenants or restrictions under our Revolving Credit Facility or under the indentures governing the 4.625% Senior Notes and 6.50% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Revolving Credit Facility or our indentures for our 4.625% Senior Notes and 6.50% Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Revolving Credit Facility could permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business and grow in accordance with our strategy;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

In addition, our financial results, our level of indebtedness and our credit ratings could adversely affect the availability and terms of any additional or replacement financing.

More detailed descriptions of our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes and 6.50% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

Restrictive covenants in our debt instruments contain significant qualifications and exceptions.

While our Revolving Credit Facility and the indentures governing the 4.625% Senior Notes and 6.50% Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made or incremental debt incurred in compliance with these limitations could be substantial.

As indicated above, more detailed descriptions of our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes and 6.50% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Revolving Credit Facility and the indentures governing the 4.625% Senior Notes and 6.50% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 4.625% Senior Notes and 6.50% Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our 4.625% Senior Notes, 6.50% Senior Notes or our Revolving Credit Facility. Accordingly, repayments of our 4.625% Senior Notes, 6.50% Senior Notes and amounts due under our Revolving Credit Facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment or otherwise. Our subsidiaries that are not guarantors of our 4.625% Senior Notes, 6.50% Senior Notes or the Revolving Credit Facility have no obligation to pay amounts due on the 4.625% Senior Notes, 6.50% Senior Notes or the Revolving Credit Facility or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on the 4.625% Senior Notes, the 6.50% Senior Notes or our Revolving Credit Facility, or other indebtedness.

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

At December 31, 2020, approximately 63% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark, Ohio facilities are represented by the USW under a single contract that extends through September 2025. The USW also represents employees at five other facilities, four of which have contracts expiring in 2021. As part of any labor negotiation, the future wages, healthcare benefits and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all or result in strikes, work stoppages or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

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

WE ARE SUBJECT TO ENVIRONMENTAL-RELATED RISKS.

Environmental compliance, cleanup and damage claims may decrease our cash flow and adversely affect our business.

We are subject to numerous environmental laws and regulations with respect to, among other things: (i) air and water emissions and discharges; (ii) the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and (iii) the release of hazardous or toxic substances, pollutants and contaminants into the environment. In addition to environmental laws and regulations, environmental activists, lobbyists and consumers have targeted manufacturers for the purported impact of their operations on the environment. Compliance with existing and new environmental laws and standards or the implications of any actions by third parties are and may continue to be costly.

We have accrued and will accrue for costs that are reasonably expected to be incurred based on available information with respect to fines, penalties and expenses for alleged breaches of environmental laws in connection with our existing operations and investigations and environmental cleanup activities with respect to certain of our former operations. However, actual costs could exceed accrued amounts, perhaps significantly, and such expenditures could occur sooner than anticipated, which could adversely affect our financial position, results of operations and cash flows.

Additionally, we may be subject to new claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the cleanup of sites currently or formerly used by us or exposure of individuals to hazardous materials. New laws or regulations or changes to existing laws and regulations may also be enacted, including government mandated green initiatives and limitations on carbon emissions that increase the cost or complexity of compliance. Costs related to any new investigation, cleanup or other remediation, fines or penalties, resolution of third-party claims or compliance with new or amended laws and regulations may be significant and could have an adverse effect on our financial position, results of operations and cash flows.

Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.

Laws enacted by the U.S. Congress or policies of the USEPA could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have considered and continue to consider various greenhouse gas regulation and reduction programs through legislative proposals, executive orders and ballot initiatives. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that have or may be imposed. While certain of our operations, including the melting of aluminum scrap, require the use of natural gas to achieve the required temperatures, greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, any one of which could significantly increase our costs, reduce our competitiveness in the global economy or otherwise adversely affect our business, operations or financial results.

WE ARE SUBJECT TO CYBERSECURITY AND PRIVACY RISKS.

We are subject to risks relating to our information technology systems.

We rely on information technology networks and systems to process, transmit and store electronic information, operate our business and communicate among our locations and with our customers, suppliers and other interested parties. Such information technology systems are subject to: (i) interruption or damage from power outages; (ii) cyber security breaches and other types of unauthorized access and/or use; and (iii) cyberattacks in the form of computer viruses, worms, malicious computer programs, denial‑of‑service attacks and other illegal or illicit means. Cyberattack and security breach strategies and methods continue to evolve and become more sophisticated. Accordingly, preventing intrusions and detecting successful intrusions and defending against them continues to be more difficult and requires ever-increasing vigilance.

A breach in cyber security could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down and lead to disruption of our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cyber security, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Additionally, a breach could expose us, our customers, our suppliers and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means.

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

Our ability to utilize our net operating loss carryforwards and other tax attributes could be limited to the extent they expire before we fully utilize them or if changes in federal or certain state tax laws reduce or eliminate our ability to use them to offset income taxes. Additionally, a change in our ownership, specifically a change in ownership of more than 50% during any period of 36 consecutive months (“ownership change”), as determined under the Internal Revenue Code of 1986 (“Code”), could reduce our ability to fully use our net operating loss carryforwards and other significant tax attributes.

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

Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, liquidity position, anticipated cash requirements and regulatory rules. Additionally, our Revolving Credit Facility and the indentures for our 4.625% Senior Notes and 6.50% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.

Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti‑takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting.

WE ARE SUBJECT TO A VARIETY OF OTHER RISKS AS A PUBLICLY TRADED U.S. MANUFACTURING COMPANY.

As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows or the price of our common stock. These risks include but are not limited to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides information regarding the location, size and ownership of our principal production facilities as of December 31, 2020:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	115,000	Leased[1]
Chandler, Arizona (Tube)	101,700	Leased[1]
Columbia, New Jersey	32,900	Owned
Florence, Alabama	249,300	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario (Canada)	306,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[3]
Richmond, Virginia (Bellwood)	474,000	Owned
Sherman, Texas	360,000	Owned
Spokane, Washington (Trentwood)	2,886,000	Owned/Leased[4]
Total	6,820,900

1.

The Chandler, Arizona (Extrusion) and Chandler, Arizona (Tube) facilities are each subject to leases with terms that expire in 2023 and 2033, respectively, subject to certain extension rights held by us.

2.	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date, subject to certain extension rights held by us.
3.	The Richland, Washington facility is subject to a lease with a 2021 expiration date, subject to certain extension rights held by us.
4.

Trentwood consists of 2,765,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2025 expiration date and a renewal option subject to certain terms and conditions.

Production facilities and equipment are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities, see the table under Item 1. Business “Business Operations - Manufacturing Processes” of this Report.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock is traded under the ticker symbol “KALU” on the Nasdaq Global Select Market.

Holders

As of February 22, 2021, there were approximately 484 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the S&P SmallCap 600 Index; (ii) the Russell 2000 Index; and (iii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2015 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the S&P SmallCap 600 Index,

the Russell 2000 Index and the S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

We made no stock repurchases during the quarter ended December 31, 2020. In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At December 31, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date. On March 18, 2020, we suspended our share repurchase program in response to ongoing economic uncertainty arising from the Coronavirus Disease 2019 (“COVID-19”) pandemic.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Management Review of 2020 and Outlook for the Future;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements;
•	Critical Accounting Estimates and Policies; and
•	New Accounting Pronouncements.

Our MD&A should be read in conjunction with our consolidated financial statements and related notes included in Item 8. ”Financial Statements and Supplementary Data” of this Report. For a detailed discussion of items impacting the year ended December 31, 2018, as well as a year-to-year comparison of our financial position and results of operations for the years ended December 31, 2019 and December 31, 2018, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the years ended December 31, 2018 and 2019, respectively, and filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019 and February 25, 2020, respectively.

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are value added revenue (“VAR”), earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items (“Adjusted EBITDA”) and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net income, see “Results of Operations - Selected Operational and Financial Information” below. Reconciliations of certain forward-looking non-GAAP financial measures to comparable GAAP measures are not provided because certain items required for such reconciliations are outside of our control and/or cannot be reasonably predicted or provided without unreasonable effort.

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying metal price so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of metal cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of our metal inputs at the average Midwest Transaction Price (“Midwest Price”) of aluminum plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see “Results of Operations - Selected Operational and Financial Information” below.

Management Review of 2020 and Outlook for the Future

Review

During 2020, we demonstrated solid execution under very challenging business conditions, as we navigated the significant decline in commercial aerospace demand during the second half of the year while managing strong demand for our general engineering (“GE products”) and automotive (“Automotive Extrusions”) end market applications and defense related applications.

For the full year 2020 compared to our 2019 results, Net sales of $1,172.7 million decreased approximately 23% and VAR of $697.1 million declined approximately 19%, reflecting a strong quarter ended March 31, 2020, followed by significant COVID-19 pandemic related disruptions to our operations and end markets during the remainder of the year. Despite the decline in Net sales and VAR, we reported full year Net income of $28.8 million, Adjusted EBITDA of $153.8 million and an EBITDA margin (Adjusted EBITDA as a percentage of VAR) at 22%. Our results reflected our ability to quickly flex costs and operating levels in response to rapidly changing business conditions.

Demand for our aerospace and high strength end market applications (“Aero/HS products”) declined sharply from 2019 levels, reflecting the COVID-19 pandemic impact on commercial airline travel, delays in recertification of the Boeing 737 MAX and destocking within the supply chain. While commercial aerospace demand fell sharply in the second half of 2020, we experienced strong demand throughout the year for our defense related applications, specifically from the F-35 Joint Strike Fighter program and other legacy military aircraft programs. Automotive Extrusions demand regained strength following significant but temporary COVID-19 pandemic related supply chain shutdowns in the quarter ended June 30, 2020. Planned program launches for multiple new platforms ramped up during the second half of 2020 and new programs were awarded during the year reflecting the continued trend for aluminum content growth. Demand for our GE products reflected steady underlying demand driven in part by strength in semi‑conductor and automotive applications, restocking in the supply chain and strong customer preference for KaiserSelect® plate.

Outlook

For the full year 2021, we anticipate total VAR to be up 5% to 10% year-over-year and an EBITDA margin comparable to 2020 driven by strong growth in Automotive Extrusions, defense applications and GE products.

We anticipate VAR for our Aero/HS products to be down 5% to 8% year-over-year on slightly lower shipments compared to 2020, which reflected strong demand for our commercial aerospace applications during the first half of 2020. Commercial aerospace demand continues to reflect weak airline travel impacted by the COVID-19 pandemic and destocking in the supply chain. We continue to anticipate full recovery of commercial aerospace demand in 2023 to 2024.

Lower commercial aerospace demand in 2021 is expected to be mitigated in part by continued strength in demand for defense related applications as build rates for the F-35 Joint Strike Fighter are expected to increase 20% to 30% compared to 2020, while business and regional jet demand continues to improve.

VAR and shipments for our Automotive Extrusions are anticipated to increase 35% to 45% year-over-year as North American build rates are expected to increase more than 25% to approximately 16.0 million units in 2021 from 13.0 million units in 2020, and numerous new product launches in 2020 and 2021 increase our aluminum content on vehicles.

VAR and shipments for our GE products are anticipated to increase 10% to 15% year-over-year, reflecting solid service center and end market demand driven by continued growth in semi-conductor and automotive demand. In addition, reshoring continues as many North American original equipment manufacturers secure domestic supply for their raw material needs to minimize risk of supply chain disruption.

Our planned acquisition of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, the “Warrick Rolling Mill”) provides an opportunity for further value creation with strong secular growth in the non-cyclical packaging business. The transaction is anticipated to close on March 31, 2021 and is expected to be immediately accretive to earnings and cash flow. The outlook for the beverage and food packaging markets is strong with favorable demand and industry dynamics driving growth. North American can demand was up 5% year-over-year in 2020 and is projected to increase an additional 3% to 5% in 2021. The Warrick Rolling Mill is one of only four dedicated can sheet mills in North America and we expect to become a significant participant in the supply chain solution in meeting the growing North American demand.

Results of Operations

Fiscal 2020 Summary

•

The global COVID-19 pandemic significantly impacted all of our end market applications during the year ended December 31, 2020, most notably Aero/HS products, which experienced a 37% decline in shipments;

•	For the year ended December 31, 2020, we reported Operating income of $81.1 million, VAR of $697.1 million and Adjusted EBITDA of $153.8 million;

•

As of December 31, 2020, we had $1,031.8 million of combined cash and cash equivalents and net borrowing availability under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”);

•

In April and May 2020, we issued $350.0 million aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 ("6.50% Senior Notes"), resulting in proceeds of $343.8 million, net of $6.2 million of transaction fees, for enhanced flexibility and to further strengthen our liquidity safety net;

•

Following a deliberate, multi-year planning process, Jack A. Hockema transitioned from Chief Executive Officer (“CEO”) to Executive Chairman and Keith A. Harvey, formerly our President and Chief Operating Officer, succeeded Mr. Hockema as President and CEO and became a member of the board of directors, each effective July 31, 2020;

•

In November 2020, we entered into a definitive agreement with Alcoa Corporation (“Alcoa”) to purchase the Warrick Rolling Mill for $670.0 million, consisting of approximately $587.0 million of cash and $83.0 million of assumed other post‑employment benefits liabilities. The transaction is anticipated to close on March 31, 2021 and will provide us entry into the North American beverage and food packaging industry and diversification of our end markets;

•

We paid a total of approximately $43.4 million, or $2.68 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units during the year ended December 31, 2020, reflecting a 12% increase in the quarterly dividend compared with the prior year ended December 31, 2019; and

•

We repurchased 152,763 shares of our common stock for $12.5 million at a weighted average price of $81.94 prior to suspending our share repurchase program as of March 18, 2020 in response to the uncertainty in economic conditions.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Net Sales. We reported Net sales for 2020 of $1,172.7 million, compared to $1,514.1 million for 2019. The decrease in Net sales during 2020 compared to 2019 reflected a 122.6 million pound (20%) decrease in shipment volume and a $0.09/lb (4%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 100.3 million pound (37%) decrease in Aero/HS products reflecting the impact of the pandemic on demand for our aerospace applications; (ii) an 11.4 million pound (55%) decrease in our other industrial end market application (“Other products”) reflecting our planned exit from non‑strategic applications; (iii) a 10.2 million pound (11%) decrease in Automotive Extrusions reflecting the impact of the temporary shutdown of the North American automotive supply chain during the quarter ended June 30, 2020 due to the pandemic; and (iv) a 0.7 million pound (0.3%) decrease in GE products. The decrease in average realized sales price per pound reflected an $0.11/lb (10%) decrease in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.02 (1%) increase in VAR per pound due primarily to approximately $14.8 million of additional net sales associated with provisions under multi-year contracts with our customers. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2020 totaled $941.3 million, or 80% of Net sales, compared to $1,215.2 million, or 80% of Net sales, in 2019. The decrease during 2020 compared to 2019 of $273.9 million reflected a $183.0 million decrease in Hedged Cost of Alloyed Metal and a $90.9 million decrease in net manufacturing conversion and other costs. Of the $183.0 million decrease in Hedged Cost of Alloyed Metal, $129.1 million was due to lower shipment volume, as discussed above in “Net Sales,” and $53.9 million was due to lower hedged metal prices. The $90.9 million decrease in net manufacturing conversion and other costs reflected: (i) a $90.7 million decrease related to lower sales volume; (ii) $17.4 million of lower benefits and overhead costs; and (iii) a $7.6 million reduction in major maintenance, partially offset by: (i) an increase of $23.0 million in manufacturing costs due to manufacturing inefficiencies and (ii) an increase of $2.3 million in environmental costs associated with on-going historical environmental cleanup. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2020 and 2019.

Depreciation and Amortization. Depreciation and amortization for 2020 was $52.2 million compared to $49.1 million for 2019. The increase of $3.1 million was due to various construction-in-progress projects being placed in service during 2020 related primarily to critical sustaining and enhancement projects, as well as for upgrades to equipment supporting Automotive Extrusions.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $91.2 million in 2020 compared to $98.0 million in 2019. The decrease during 2020 was due primarily to: (i) a $3.9 million reduction in salaries and benefits; (ii) a $3.2 million reduction in travel costs; (iii) a $3.0 million reduction in employee incentive programs; and (iv) a $1.2 million reduction in miscellaneous expenses, partially offset by a $5.5 million increase in legal fees and consulting charges, primarily related to the pending Warrick Rolling Mill acquisition.

Goodwill Impairment. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details.

Restructuring Costs. See Note 12 of Notes to Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating (Income) Charges, Net. Other operating (income) charges, net, was $0.6 million of income and $0.9 million of charges for the years ended December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, we recognized $1.3 million of payroll subsidies received by our subsidiary Kaiser Aluminum Canada Limited under the Canada Emergency Wage Subsidy (“CEWS”) Program, which was partially offset by $0.5 million of impairment charges related to property, plant and equipment. The 2019 amount reflected an impairment charge related to property, plant and equipment.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our 6.50% Senior Notes, 4.625% unsecured senior notes due March 1, 2028 (“4.625% Senior Notes”) and our Revolving Credit Facility, net of capitalized interest. Interest expense was $40.9 million and $24.6 million for 2020 and 2019, respectively. See Note 9 of Notes to Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during each of the years 2020 and 2019 and Note 1 of Notes to Consolidated Financial Statements included in this Report for a discussion of our interest expense capitalized as part of construction in progress.

Other Expense, Net. See Note 13 of Notes to Consolidated Financial Statements included in this Report for details.

Income Tax Provision. The income tax provision for 2020 was $10.0 million, resulting in an effective tax rate of 25.9%. There was no material difference between the effective tax rate and the projected blended statutory tax rate for 2020.

The income tax provision for 2019 was $18.4 million, resulting in an effective tax rate of 22.9%. The difference between the effective tax rate and the projected blended statutory tax rate for 2019 was primarily due to a decrease of $7.7 million (10% of taxable income) for cumulative research and development credits recognized for the tax years 2010 through 2019, partially offset by: (i) an increase in unrecognized tax benefits, including interest and penalties, of $2.7 million (3% of taxable income); (ii) an increase of $1.7 million (2% of taxable income) for certain executive compensation; and (iii) an increase of $1.5 million (2% of taxable income) in the valuation allowance for federal and certain state net operating losses.

Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Report.

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2020	2019
Net income	$28.8	$62.0
Interest expense	40.9	24.6
Other expense, net	1.4	20.7
Income tax provision	10.0	18.4
Depreciation and amortization	52.2	49.1
Non-run-rate items:
Restructuring charges	7.5	—
Adjustments to plant-level LIFO[1]	2.4	3.4
Mark-to-market (gain) loss on derivative instruments[2]	(2.6)	5.8
Workers' compensation cost due to discounting	1.8	0.8
Goodwill impairment[3]	—	25.2
Non-cash asset impairment charges	0.5	0.9
Net periodic post retirement service cost relating to Salaried VEBA	0.1	0.1
Environmental expenses[4]	5.3	1.7
Acquisition costs[5]	5.5	—
Total non-run-rate items	20.5	37.9
Adjusted EBITDA	$153.8	$212.7

1.

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

2.

Mark-to-market (gain) loss on derivative instruments for 2020 and 2019 represents: (i) the reversal of mark-to-market (gain) loss on hedges entered into prior to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and settled in the periods presented above; (ii) (gain) loss on non-designated commodity hedges; and (iii) reclassifications out of Accumulated other comprehensive loss due to forecasted transactions no longer probable of occurring. Adjusted EBITDA reflects the realized (gain) loss of such settlements.

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

5.	Non-run-rate acquisition costs are acquisition-related transaction costs primarily comprised of professional fees.

Adjusted EBITDA for 2020 was $153.8 million as compared to $212.7 million for 2019. The decline primarily reflected: (i) a $74.2 million sales impact and (ii) $14.2 million in manufacturing inefficiencies, partially offset by: (i) a $17.1 million reduction in plant and corporate overhead; (ii) a $7.6 million reduction in major maintenance; and (iii) a $4.7 million reduction in incentive compensation expense.

The following table provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Year Ended December 31,
	2020		2019
Aero/HS Products:
Shipments (mmlbs)	173.3		273.6
	$	$ / lb	$	$ / lb
Net sales	$537.9	$3.10	$803.2	$2.94
Less: Hedged Cost of Alloyed Metal	(168.6)	(0.97)	(292.0)	(1.07)
VAR	$369.3	$2.13	$511.2	$1.87

Automotive Extrusions:
Shipments (mmlbs)	84.1		94.3
	$	$ / lb	$	$ / lb
Net sales	$161.4	$1.92	$190.5	$2.02
Less: Hedged Cost of Alloyed Metal	(78.4)	(0.93)	(97.2)	(1.03)
VAR	$83.0	$0.99	$93.3	$0.99

GE Products:
Shipments (mmlbs)	235.6		236.3
	$	$ / lb	$	$ / lb
Net sales	$458.8	$1.95	$480.1	$2.03
Less: Hedged Cost of Alloyed Metal	(220.2)	(0.94)	(248.1)	(1.05)
VAR	$238.6	$1.01	$232.0	$0.98

Other Products:
Shipments (mmlbs)	9.4		20.8
	$	$ / lb	$	$ / lb
Net sales	$14.6	$1.55	$40.3	$1.94
Less: Hedged Cost of Alloyed Metal	(8.4)	(0.89)	(21.3)	(1.03)
VAR	$6.2	$0.66	$19.0	$0.91

Total:
Shipments (mmlbs)	502.4		625.0
	$	$ / lb	$	$ / lb
Net sales	$1,172.7	$2.33	$1,514.1	$2.42
Less: Hedged Cost of Alloyed Metal	(475.6)	(0.94)	(658.6)	(1.05)
VAR	$697.1	$1.39	$855.5	$1.37

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2020	2019
Available cash and cash equivalents	$780.3	$264.3
Short-term investments	—	78.7
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	251.5	323.1
Total liquidity	$1,031.8	$666.1

1.	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2020 and December 31, 2019.

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

See Note 16 of Notes to Consolidated Financial Statements included in this Report for information regarding restricted cash at December 31, 2020.

We and certain of our subsidiaries have a Revolving Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (see Note 9 of Notes to Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility during the years ending or as of December 31, 2020 or December 31, 2019, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Year Ended December 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$206.9	$232.3
Investing activities	$26.9	$(101.8)
Financing activities	$281.9	$8.5

Cash provided by operating activities for the year ended December 31, 2020 included: (i) a decrease in Trade and other receivables of $60.8 million driven primarily by lower Net sales; (ii) a decrease in Inventories of $25.6 million to better align with operations; and (iii) a reduction in Contract assets of $18.5 million driven primarily by timing and volume of shipments related to revenue on products recognized over-time.

Cash provided by operating activities for the year ended December 31, 2019 included: (i) a decrease in Inventories of $37.5 million to better align with operations; (ii) a decrease in Accounts payable of $24.5 million driven by reductions in the quantity and price of metal purchases; and (iii) a decrease in Trade and other receivables of $20.2 million driven primarily by improved collection efforts and a lower metal price.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and December 31, 2019.

Sources of Liquidity

We believe our available cash and cash equivalents, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity, and that our Revolving Credit Facility and unsecured notes have covenants that allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements (including the pending Warrick Rolling Mill acquisition and acquisition-related costs) for at least the next twelve months, and while we also believe that alternative sources of liquidity will remain available in the event we seek to add liquidity for opportunistic or other reasons in the future, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.

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

See Note 9 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.

Debt

See “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements - Contractual Obligations and Commercial Commitments” below for mandatory principal and cash interest payments on the outstanding borrowings under the 4.625% Senior Notes and 6.50% Senior Notes. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the 4.625% Senior Notes, 6.50% Senior Notes and the redemption of our 5.875% Senior Notes due 2024 (“5.875% Senior Notes”).

We do not believe that covenants in the indenture governing the 4.625% Senior Notes and 6.50% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Spokane, Washington (“Trentwood”) facility, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. Total capital expenditures were $51.9 million and $60.2 million for 2020 and 2019, respectively.

On November 30, 2020, we entered into a Purchase Agreement with Alcoa to purchase the Warrick Rolling Mill for a purchase price of approximately $670.0 million, consisting of approximately $587.0 million in cash and approximately $83.0 million of assumed other post-employment benefits liabilities. The transaction is anticipated to close on or about March 31, 2021. The Warrick Rolling Mill acquisition is subject to a number of closing conditions and there can be no assurance that such conditions will be satisfied or that we will be able to complete the Warrick Rolling Mill acquisition within the planned timeframe or at all. See Note 4 of Notes to Consolidated Financial Statements included in this Report for additional information.

As a response to the COVID-19 pandemic and in order to preserve liquidity, in April 2020 we adjusted our capital spending plans to focus on critical sustaining projects and modest investment opportunities to further support our automotive growth and enhance efficiencies throughout our operations. As such, our $375.0 million multi-year expansion and operational security investment project at our Trentwood facility has been deferred pending changes in market conditions and demand for our Aero/HS products. We anticipate that total capital spending in 2021 will be approximately $50.0 million to $60.0 million primarily focused on sustaining capital investment, with some growth projects expected to be implemented as our key markets improve. We will reassess our capital expenditure requirements for organic growth opportunities in our served markets for capacity, quality and efficiency after we have completed the acquisition of the Warrick Rolling Mill.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indentures for our 4.625% Senior Notes and 6.50% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 18 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends declared during 2020 and 2019 and subsequent to December 31, 2020.

Repurchases of Common Stock

In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock in 2020 and 2019; (ii) the amounts authorized and available for future repurchases of common stock under our stock repurchase program; and (iii) minimum statutory tax withholding obligations arising during 2020 and 2019 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 10 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

The following table and discussion summarizes our significant contractual obligations and commercial commitments as of December 31, 2020 (in millions of dollars):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
On-Balance Sheet:
Principal and interest on 4.625% Senior Notes	$673.4	$23.1	$46.3	$46.3	$557.7
Principal and interest on 6.50% Senior Notes	452.4	22.8	45.5	384.1	—
Standby letters of credit	7.8	6.7	1.1	—	—
Employer payroll tax deferrals	7.0	3.5	3.5	—	—
Uncertain tax liabilities	1.8	—	—	—	—
Deferred compensation plan liability	9.6	—	—	—	—
Operating lease liabilities	38.9	5.9	9.6	6.5	16.9
Finance lease liabilities	8.9	2.2	3.7	2.2	0.8
Salaried VEBA variable contributions	1.7	1.7	—	—	—
Off-Balance Sheet:
VEBA administrative fees	1.5	0.3	0.6	0.6	—
Purchase obligations	261.3	240.2	13.5	7.6	—
Commitment fees on Revolving Credit Facility	3.6	0.9	1.9	0.8	—
Total contractual obligations	$1,467.9	$307.3	$125.7	$448.1	$575.4

Principal and Interest on 4.625% Senior Notes and 6.50% Senior Notes. Cash outlays related to our 4.625% Senior Notes and 6.50% Senior Notes consist of our principal obligations and interest obligations based on scheduled interest payments.

Standby Letters of Credit. The $7.8 million represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers’ compensation. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in October 2024.

Employer Payroll Tax Deferrals. As of December 31, 2020, we recognized $7.0 million in employer payroll tax deferrals under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), of which, 50% will be paid in 2021 and 50% will be paid in 2022.

Uncertain Tax Liabilities. At December 31, 2020, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2020 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

Deferred Compensation Plan Liability. The deferred compensation liability amount relates to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon investment performance, vesting and other eligibility requirements, including retirement dates, it is not practical to present annual payment information unless timing of disbursement is known.

Operating Leases. Operating lease liabilities represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.

Finance Leases. Finance lease liabilities represent non-cancelable capital commitments as of December 31, 2020. We expect finance leases to be funded through available cash generated from our operations, cash and cash equivalents, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements.

Salaried VEBA Variable Contributions. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information regarding our variable cash contributions to the voluntary employees’ beneficiary association (“VEBA”) that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents (“Salaried VEBA”).

VEBA administrative fees. We are required to pay $0.3 million in annual administrative fees related to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents through September 2025.

Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase primary aluminum, recycled scrap aluminum, other metals, energy and equipment. We have various contracts with suppliers of metals that require us to purchase minimum quantities of these metals in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum required purchase quantities at the metal price at December 31, 2020. We believe the minimum required purchase quantities are lower than our current requirements for these metals. Actual quantities and actual metal prices at the time of purchase could be different. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in electricity and natural gas prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.

Commitment Fees on Revolving Credit Facility. Future commitment fees on our Revolving Credit Facility are estimated based on the amount of unused credit under the facility at December 31, 2020 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in October 2024. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2020.

Other Off-Balance Sheet Arrangements

In addition to our off-balance sheet items discussed in the “Contractual Obligations and Commercial Commitments” section above:

•	See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.
•

See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our long-term employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2021 and future years.

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

Approximately 59% of our business is recognized at a point in time with the remaining 41% recognized over time.

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

For purposes of recognizing revenue over time on products that are in work‑in-process (“WIP”) as of the period end, we make the assumption that the average margins at the respective production facilities are reasonably close to the individual product margins that are in WIP.

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.1 million to Net income for the year ended December 31, 2020.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty of predicting future tax rates, market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and other factors. However, if, among other things: (i) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report; (ii) income is distributed differently than expected among tax jurisdictions; (iii) one or more material events or transactions occur which were not contemplated; or (iv) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 14 of Notes to Consolidated Financial Statements included in this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $0.4 million to Net income for the year ended December 31, 2020.

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

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, projected cash flows and the rate used in discounting those cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2020, we do not believe any of our reporting units are at risk of failing the goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material. For further details on goodwill and intangible assets, see Note 4 of Notes to Consolidated Financial Statements included in this Report.

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

In 2020 and 2019, settlements of derivative contracts covering 127.6 million pounds and 182.4 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At December 31, 2020, we had derivative contracts with respect to approximately 45.1 million pounds and 21.5 million pounds to hedge sales to be made in 2021 and 2022, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of December 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.7 million and $10.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of December 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.7 million and $0.9 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc (“Alloying Metals”). As of December 31, 2020, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 8 of Notes to Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of December 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million and $1.0 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the COMEX market price of copper as of December 31, 2020 and December 31, 2019, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

See Note 8 of Notes to Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of December 31, 2020. We estimate that a $1.00 per mmbtu decrease in natural gas prices as of December 31, 2020 and December 31, 2019 would have resulted in an unrealized mark-to-market loss of $6.6 million and $8.6 million, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of December 31, 2020 and December 31, 2019, would have resulted in an unrealized mark-to-market loss of $2.4 million as of each period, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2020 and December 31, 2019 would have resulted in an annual operating cost impact of $1.7 million and $1.8 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaiser Aluminum Corporation

Foothill Ranch, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it fulfills their performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, a majority of the Company’s revenue for Aero/HS products and Automotive Extrusions are recognized over time, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin. As of December 31, 2020, net sales were $1,172.7 million, of which $481.8 million was recognized over time.

Given the volume of contracts that are recognized over time and the complexity of the determination of over time revenue, we identified revenue for over time contracts as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized over time, included the following, among others:

•	We tested management’s controls over revenue recognized over time, including those over cost incurred to date and estimates of reasonable margin.
•	We tested the mathematical accuracy of management’s calculation of revenue recognized over time.
•	We selected a sample of contracts with customers and performed the following:
o	We evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
o	We tested that control transfer occurred as progress was made toward fulfilling the performance obligation.
•	We evaluated the estimates of reasonable margin by developing a range of independent estimates and comparing our estimates to those used by management.
•	We evaluated management’s ability to accurately estimate reasonable margins by comparing actual margins to management’s historical estimates.

Environmental Contingencies—Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. The Company records an environmental loss contingency whenever a contingency is probable and reasonably estimable.  At December 31, 2020, the Company’s $18.7 million accrual for expected environmental costs is included in other accrued liabilities and long-term liabilities and represents the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

regulations, existing requirements, currently available facts, existing technology and its assessment of the likely remediation actions to be taken.

We identified environmental contingencies as a critical audit matter because auditing management’s estimate of the costs reasonably expected to be incurred for environmental contingencies involved especially subjective judgment and an increased extent of audit procedures, including the need to involve environmental specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the costs reasonably expected to be incurred for environmental contingencies included the following, among others:

•	We tested management’s controls over environmental contingencies, including controls over the estimates of costs expected to be incurred.
•	We evaluated management’s ability to accurately estimate the costs expected to be incurred by comparing actual costs incurred to historical estimates.
•	With the assistance of our environmental specialists, we evaluated the reasonableness of management’s estimates of costs reasonably expected to be incurred by comparing the estimates to:
o	Information obtained directly from the Company’s external environmental specialists.
o

Communications and feasibility studies the Company received from its regulators and other environmental associations, including Washington State Department of Ecology and Ohio Environmental Protection Agency.

o	Information obtained directly from public domain searches.
o	Actual costs incurred to date and the progress of management’s remediation activities.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 25, 2021

We have served as the Company’s auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$780.3	$264.3
Short-term investments	—	78.7
Receivables:
Trade receivables, net	112.8	167.1
Other	11.6	18.1
Contract assets	36.1	54.6
Inventories	152.0	177.6
Prepaid expenses and other current assets	28.6	19.4
Total current assets	1,121.4	779.8
Property, plant and equipment, net	627.2	622.0
Operating lease assets	26.5	25.8
Deferred tax assets, net	—	11.8
Intangible assets, net	26.7	29.6
Goodwill	18.8	18.8
Other assets	44.1	38.4
Total	$1,864.7	$1,526.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86.1	$92.0
Accrued salaries, wages and related expenses	30.8	34.4
Other accrued liabilities	41.4	44.0
Total current liabilities	158.3	170.4
Long-term portion of operating lease liabilities	25.6	25.2
Net liabilities of Salaried VEBA	17.8	32.6
Deferred tax liabilities	13.9	4.5
Long-term liabilities	78.6	67.0
Long-term debt	838.1	492.6
Total liabilities	1,132.3	792.3
Commitments and contingencies – Note 10
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2020 and December 31, 2019; no shares were issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2020 and December 31, 2019; 22,647,455 shares issued and 15,812,169 shares outstanding at December 31, 2020; 22,550,827 shares issued and 15,868,304 shares outstanding at December 31, 2019	0.2	0.2
Additional paid in capital	1,068.6	1,062.9
Retained earnings	158.2	172.8
Treasury stock, at cost, 6,835,286 shares at December 31, 2020 and 6,682,523 shares at December 31, 2019	(475.9)	(463.4)
Accumulated other comprehensive loss	(18.7)	(38.6)
Total stockholders' equity	732.4	733.9
Total	$1,864.7	$1,526.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions of dollars, except share and per share amounts)
Net sales	$1,172.7	$1,514.1	$1,585.9
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	941.3	1,215.2	1,300.7
Depreciation and amortization	52.2	49.1	43.9
Selling, general, administrative, research and development	91.2	98.0	96.3
Goodwill impairment	—	25.2	—
Restructuring costs	7.5	—	—
Other operating (income) charges, net	(0.6)	0.9	1.4
Total costs and expenses	1,091.6	1,388.4	1,442.3
Operating income	81.1	125.7	143.6
Other expense:
Interest expense	(40.9)	(24.6)	(22.7)
Other expense, net – Note 13	(1.4)	(20.7)	(0.9)
Income before income taxes	38.8	80.4	120.0
Income tax provision	(10.0)	(18.4)	(28.3)
Net income	$28.8	$62.0	$91.7
Net income per common share:
Basic	$1.82	$3.88	$5.53
Diluted	$1.81	$3.83	$5.43
Weighted-average number of common shares outstanding (in thousands):
Basic	15,802	15,997	16,585
Diluted	15,913	16,203	16,874

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions of dollars)
Net income	$28.8	$62.0	$91.7
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit pension plan and Salaried VEBA	13.4	2.4	2.9
Available for sale securities	(0.3)	—	(0.6)
Cash flow hedges	6.7	7.8	(13.9)
Foreign currency translation	0.1	—	(0.1)
Other comprehensive income (loss), net of tax	19.9	10.2	(11.7)
Comprehensive income	$48.7	$72.2	$80.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2017	16,773,586	$0.2	$1,055.9	$85.5	$(358.6)	$(36.7)	$746.3
Cumulative-effect adjustment[1]	—	—	—	10.7	—	(0.4)	10.3
BALANCE, January 1, 2018	16,773,586	$0.2	$1,055.9	$96.2	$(358.6)	$(37.1)	$756.6
Net income	—	—	—	91.7	—	—	91.7
Other comprehensive loss, net of tax	—	—	—	—	—	(11.7)	(11.7)
Common shares issued (including impacts from Long-Term Incentive programs)	146,363	—	0.2	—	—	—	0.2
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(68,195)	—	(6.9)	—	—	—	(6.9)
Repurchase of common stock[2]	(617,151)	—	—	—	(61.9)	—	(61.9)
Cash dividends declared[3]	—	—	—	(37.7)	—	—	(37.7)
Amortization of unearned equity compensation	—	—	10.1	—	—	—	10.1
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	62.0	—	—	62.0
Other comprehensive income, net of tax	—	—	—	—	—	10.2	10.2
Common shares issued (including impacts from Long-Term Incentive programs)	137,905	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(58,783)	—	(6.2)	—	—	—	(6.2)
Repurchase of common stock[2]	(445,421)	—	—	—	(42.9)	—	(42.9)
Cash dividends declared[3]	—	—	—	(39.4)	—	—	(39.4)
Amortization of unearned equity compensation	—	—	9.5	—	—	—	9.5
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	28.8	—	—	28.8
Other comprehensive income, net of tax	—	—	—	—	—	19.9	19.9
Common shares issued (including impacts from Long-Term Incentive programs)	142,173	—	0.4	—	—	—	0.4
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[2]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[3]	—	—	—	(43.4)	—	—	(43.4)
Amortization of unearned equity compensation	—	—	9.6	—	—	—	9.6
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4

1.

Cumulative-effect adjustment relates to our adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).

[2].

Weighted-average repurchase price (dollars per share) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $81.94, $96.18 and $100.28, respectively. At December 31, 2020, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

3.	Dividends declared per common share were $2.68, $2.40 and $2.20 during 2020, 2019 and 2018, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions of dollars)
Cash flows from operating activities:
Net income	$28.8	$62.0	$91.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	49.3	46.3	42.1
Amortization of definite-lived intangible assets	2.9	2.8	1.8
Amortization of debt premium and debt issuance costs	2.0	1.2	1.0
Deferred income taxes	15.2	21.1	36.7
Non-cash equity compensation	10.0	9.8	10.3
Non-cash asset impairment charges	0.5	26.1	1.4
Loss on extinguishment of debt	—	20.3	—
Loss (gain) on disposition of property, plant and equipment	0.2	—	(0.2)
Gain on disposition of short-term investments	(0.7)	(0.9)	(2.9)
Non-cash defined benefit net periodic postretirement benefit cost	5.2	7.0	6.6
Other non-cash changes in assets and liabilities	(1.8)	8.6	21.9
Changes in operating assets and liabilities:
Trade and other receivables	60.8	20.2	(22.3)
Contract assets	18.5	0.3	0.7
Inventories	25.6	37.5	(45.0)
Prepaid expenses and other current assets	(3.2)	(1.7)	(0.4)
Accounts payable	(5.9)	(24.5)	29.2
Accrued liabilities	(3.9)	(7.5)	(2.6)
Annual variable cash contributions to VEBAs	(2.9)	(2.1)	(15.7)
Long-term assets and liabilities, net	6.3	5.8	(4.1)
Net cash provided by operating activities	206.9	232.3	150.2
Cash flows from investing activities[1]:
Capital expenditures	(51.9)	(60.2)	(74.1)
Purchase of short-term investments	(39.1)	(132.2)	(135.2)
Purchase of equity securities	(0.5)	(0.7)	(0.9)
Proceeds from disposition of short-term investments	118.1	91.1	283.9
Cash payment for acquisition of Imperial Machine & Tool Co., net of cash received	—	—	(43.2)
Proceeds from disposal of property, plant and equipment	0.3	0.2	0.6
Net cash provided by (used in) investing activities	26.9	(101.8)	31.1
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 5.875% Senior Notes	—	(391.5)	—
Issuance of 4.625% Senior Notes	—	500.0	—
Issuance of 6.50% Senior Notes	350.0	—	—
Cash paid for debt issuance costs	(6.2)	(8.8)	—
Repayment of finance lease	(1.7)	(1.4)	(0.7)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(4.3)	(6.2)	(6.9)
Repurchase of common stock	(12.5)	(44.2)	(60.7)
Cash dividends and dividend equivalents paid	(43.4)	(39.4)	(37.7)
Net cash provided by (used in) financing activities	281.9	8.5	(106.0)
Net increase in cash, cash equivalents and restricted cash during the period	515.7	139.0	75.3
Cash, cash equivalents and restricted cash at beginning of period	278.6	139.6	64.3
Cash, cash equivalents and restricted cash at end of period	$794.3	$278.6	$139.6

[1]	See Note 16 for supplemental disclosure of cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

In this Annual Report on Form 10-K (this “Report”), unless the context otherwise requires, references in these notes to consolidated financial statements to “Kaiser Aluminum Corporation,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) automotive (“Automotive Extrusions”); (iii) general engineering (“GE products”); and (iv) and other industrial (“Other products”). Our business is organized into one operating segment. See Note 17 for additional information regarding our business, product and geographical area information and concentration of risk.

Principles of Consolidation and Basis of Presentation. Our consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions are eliminated.

Coronavirus Disease 2019 (“COVID-19”) Pandemic. Beginning in March 2020, the COVID-19 pandemic significantly impacted our industry, causing demand for our products, primarily in our aerospace and automotive end markets, to decline. We instituted operational measures in response to financial impacts caused by the reduced demand. In March 2020, we suspended repurchases of our common stock. During the quarter ended June 30, 2020, we: (i) began limiting capital spending to critical sustaining projects (see Note 2 for discussion of idled projects); (ii) early settled firm commitments with corresponding fair value hedges and reduced forecasts with respect to purchase transactions with corresponding cash flow hedges (see Note 8 ); (iii) settled all outstanding available for sale securities (see Note 8); (iv) issued $350.0 million of new unsecured senior notes (see Note 9); and (v) initiated a plan of restructuring (see Note 12).

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

Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for a discussion of our business acquisition in 2018 and the goodwill impairment charges we recorded during 2019.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See “Property, Plant and Equipment, Net” below for a discussion of impairment charges on idled assets recorded during 2020, 2019 and 2018.

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

Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash (see Note 16). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

Available for Sale Securities. We account for investments in certain marketable debt securities as available for sale securities. Such securities are recorded at fair value (see Note 8), with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive loss as a component of Stockholders’ equity. Realized gains and losses from the sale of marketable debt securities, if any, are determined on a specific identification basis. Debt investment securities with an original maturity of 90 days or less are classified as Cash and cash equivalents (see Note 2). Debt investment securities with an original maturity of greater than 90 days are presented as Short-term investments on our Consolidated Balance Sheets. In addition to debt investment securities, we also hold assets in various investment funds managed by a third-party trust in connection with our deferred compensation program (see Note 5).

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for credit losses based upon collection experience and other factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for credit losses is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2020, 2019 and 2018 were immaterial to our consolidated financial statements.

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. At December 31, 2020 and December 31, 2019, the cost of our inventory on a first-in, first-out (“FIFO”) basis, which approximates the current replacement cost, exceeded its stated LIFO value by $8.4 million and $11.9 million, respectively. During the year ended December 31, 2020, we decremented a prior year, lower cost LIFO layer, which resulted in a benefit of $0.2 million. During the year ended December 31, 2019, we decremented a prior year, higher cost LIFO layer which resulted in a charge of $3.6 million. Other inventories are stated on the FIFO basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).

Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the FIFO basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the next 12 months.

Property, Plant and Equipment, Net. Property, plant and equipment, net, is recorded at cost and includes construction in progress (see Note 2). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $1.0 million, $1.6 million and $1.7 million during 2020, 2019 and 2018, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The estimated useful lives are as follows:

Range (in years)
Land improvements	3-25
Buildings and leasehold improvements	2-45
Machinery and equipment	1-22
Finance lease assets	1-10

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

We recorded impairment charges of $0.5 million, $0.9 million and $1.4 million in 2020, 2019 and 2018, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating (income) charges, net, in our Statements of Consolidated Income.

We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.

Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, certain alloying metals, energy and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

We reflect the fair value of all of our derivative instruments on our Consolidated Balance Sheets. The fair value of hedges settling within one year is included in Prepaid expenses and other current assets or Other accrued liabilities. The fair value of hedges settling beyond one year is included in Other assets or Long-term liabilities. Cash flows related to all of our derivative instruments are reported in our Statements of Consolidated Cash Flows within the same category as the items being hedged. See Note 8 for additional information on our derivative financial instruments.

Self Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers’ compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers’ compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. As of December 31, 2020, we revised our methodology of calculating our estimated workers’ compensation liabilities from a discounted basis to an undiscounted basis, resulting in a charge of $0.6 million and an ending liability of $29.8 million as of December 31, 2020. Our estimate for unpaid claim liabilities, gross of insurance recoverables on an undiscounted basis was $29.2 million at December 31, 2019, of which we recorded $26.6 million using a discount rate of 1.75%. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $3.1 million and $3.5 million at December 31, 2020 and December 31, 2019, respectively.

Debt Issuance Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 9).

Conditional Asset Retirement Obligations (“CAROs”). We have CAROs at several of our manufacturing facilities. Our CAROs can be separated into two primary categories: (i) legal obligations related to the removal and disposal of asbestos and (ii) asset retirement obligations related to future lease terminations. The majority of our CAROs relate to the first category and consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and encapsulated within walls, floors, roof, piping or equipment insulation) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. We estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discount the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, we use probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in our consolidated financial statements (see Note 10).

Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 10). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) in our Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, general, administrative, research and development (“SG&A and R&D”) in our Statements of Consolidated Income.

Revenue Recognition. We recognize revenue as we fulfill our performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For products that have no alternative use and for which we have an enforceable right to payment (including a reasonable profit) throughout the production process, we recognize revenue over time. In general, a majority of our Aero/HS products and our Automotive Extrusions are recognized over time, with the remainder of our products recognized at a point in time.

For the majority of our business, contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are short term in nature, although they may reference a longer term “blanket purchase order” or a “terms and conditions” agreement, both of which may span multiple years. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on shipping terms. For contracts recognized over time, control transfer occurs incrementally during our production process as progress is made on fulfilling the performance obligation. We use the input method of determining our progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. We believe the input method more accurately reflects the transfer of control as it represents the best information available of work completed to date for which we have an enforceable right to payment. For products in production, we recognize revenue using estimates of the cost incurred to date plus a reasonable margin. As the duration of our contracts for accounting purposes is typically less than one year, we do not present quantitative information about the aggregate transaction price allocated to unsatisfied performance obligations at the end of the reporting period.

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

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2020, 2019 and 2018 were $0.2 million, $0.4 million and $0.3 million, respectively.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2020, 2019 and 2018 were $9.1 million, $10.5 million and $9.8 million, respectively.

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

We also grant performance-based awards to executive officers and other key employees. The methodology used to value these performance-based awards is based on the nature of the performance conditions within those awards. Awards that are subject to performance conditions pertaining to total shareholder return (market-based awards) are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Awards with certain other performance conditions (non-market-based awards) are valued based on our stock price at the date of grant. Our non‑market-based awards have performance conditions pertaining to our cost performance, economic value added performance and adjusted EBITDA margin performance, which is measured by our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as a percentage of value added revenue. Holders of performance-based awards receive a one-time payment at the time of issuance of vested shares based on the total dividends they would have received if the vested shares had been held of record from the date of grant through the date of issuance. For more information on our stock-based compensation (see Note 7).

The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. Adjustments to expense related to forfeitures are recorded in the period in which they occur. For performance shares with performance conditions pertaining to our cost performance, economic value added performance and Adjusted EBITDA margin performance, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 7).

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

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), was issued in August 2018. Under ASU 2018-15, requirements for capitalizing implementation costs incurred in a hosting arrangement (cloud computing) that is a service contract are to be aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 during the quarter ended March 31, 2020 using the prospective transition approach. The implementation costs we capitalized during the twelve months ended December 31, 2020 were included in both Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets. The corresponding cash flows related to these arrangements were included in Net cash provided by operating activities in our Statements of Consolidated Cash Flows.

Accounting Pronouncements Issued But Not Yet Adopted

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740 Income Taxes. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but do not expect it to have a material impact on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2020	2019
	(In millions of dollars)
Cash and Cash Equivalents
Cash and money market funds	$780.3	$28.2
Commercial paper	—	236.1
Total	$780.3	$264.3

Trade Receivables, net
Billed trade receivables	$113.6	$168.5
Allowance for doubtful receivables	(0.8)	(1.4)
Trade receivables, net	$112.8	$167.1

Inventories
Finished products	$37.2	$42.6
Work-in-process	46.0	63.5
Raw materials	62.3	65.0
Operating supplies	6.5	6.5
Total	$152.0	$177.6

Property, Plant and Equipment, net
Land and improvements	$21.5	$21.4
Buildings and leasehold improvements	117.2	104.5
Machinery and equipment	847.4	813.5
Construction in progress[1]	37.8	33.2
Property, plant and equipment, gross	1,023.9	972.6
Accumulated depreciation and amortization	(398.4)	(352.2)
Assets held for sale	1.7	1.6
Property, plant and equipment, net	$627.2	$622.0

Other Accrued Liabilities
Uncleared cash disbursements	$2.1	$4.2
Accrued income taxes and other taxes payable	5.2	6.2
Accrued annual contribution to VEBAs – Note 5	1.7	2.9
Accrued interest	11.6	2.3
Short-term environmental accrual – Note 10	3.7	5.5
Other – Note 3 and Note 8	17.1	22.9
Total	$41.4	$44.0

Long-Term Liabilities
Workers' compensation accruals	$30.6	$27.7
Long-term environmental accrual – Note 10	15.1	11.5
Other long-term liabilities	32.9	27.8
Total	$78.6	$67.0

[1]

Based on market conditions during the year ended December 31, 2020, we temporarily idled projects within Construction in progress totaling $20.0 million as of December 31, 2020, all of which are expected to resume at a future date.

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

As most of our leases do not provide an implicit rate, we use information available at the lease commencement date in determining an incremental borrowing rate when calculating our right-of-use lease assets and liabilities. In determining the inputs to the incremental borrowing rate calculation, we make judgments about the value of the leased asset, our credit rating and the lease term, including the probability of our exercising options to extend or terminate the underlying lease. Additionally, we make judgments around contractual asset substitution rights in determining whether a contract contains a lease.

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

The following table presents lease terms and discount rates as of December 31, 2020:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	4.8	9.2
Weighted-average discount rate	3.9%	5.4%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Leases	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$26.5	$25.8
Finance lease assets	Property, plant and equipment, net	8.1	6.6
Total lease assets		$34.6	$32.4
Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$4.4	$3.9
Finance lease liabilities	Other accrued liabilities	1.9	1.2
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	25.6	25.2
Finance lease liabilities	Long-term liabilities	6.2	5.4
Total lease liabilities		$38.1	$35.7

The following table summarizes the components of lease cost on our Statements of Consolidated Income (in millions of dollars):

	Year Ended December 31,
	2020	2019
Operating lease cost	$6.8	$7.5
Short-term lease cost	1.6	1.2
Finance lease cost:
Amortization of leased assets	1.6	1.5
Interest on lease liabilities	0.3	0.3
Total lease cost	$10.3	$10.5

Total lease cost was $8.2 million for the year ended December 31, 2018.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity of our lease liabilities as of December 31, 2020 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
2021	$2.2	$5.9
2022	2.0	5.0
2023	1.7	4.6
2024	1.2	4.2
2025	1.0	2.3
Thereafter	0.8	16.9
Total minimum lease payments	$8.9	$38.9
Less: interest	(0.8)	(8.9)
Present value	$8.1	$30.0

4. Business Combinations, Goodwill and Intangible Assets

Pending Warrick Rolling Mill Acquisition. On November 30, 2020, we entered into a purchase agreement with Alcoa Corporation to purchase Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, the “Warrick Rolling Mill”) for a purchase price of approximately $670.0 million, consisting of approximately $587.0 million in cash and approximately $83.0 million of assumed other post-employment benefits liabilities. The transaction, anticipated to close on or about March 31, 2021, will provide us with non-cyclical end market diversification and entry into the packaging end market. As of December 31, 2020, we incurred approximately $5.5 million of acquisition costs, primarily related to legal and advisory fees. The acquisition of the Warrick Rolling Mill is subject to a number of closing conditions and there can be no assurance that such conditions will be satisfied or that we will be able to complete the Warrick Rolling Mill acquisition within the planned timeframe or at all.

Imperial Machine & Tool Co. Acquisition. On September 19, 2018, we acquired Imperial Machine & Tool Co. (“IMT”), located in Columbia, New Jersey, for $43.2 million in cash, net of cash received. IMT specializes in multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. The acquisition enhances our ability to address customer needs by broadening our capability to provide innovative solutions for demanding applications.

2019 Goodwill Impairment. In conjunction with our acquisition of IMT, we added $25.2 million of goodwill after allocating the consideration paid, net of cash received, to all other identifiable assets. The goodwill recorded reflected the value we expected from IMT’s 3D Printing line of business. However, due to indications that opportunities for this type of disruptive technology were extending over a longer-term horizon than initially valued, during the fourth quarter of 2019, we made the strategic decision to prioritize our focus on IMT’s subtractive (machining) business opportunities while the 3D Printing market continues to mature. Based on our revised strategy, we tested for goodwill impairment using Level 3 inputs and a combination of an income approach using the estimated discounted cash flow and a market-based valuation methodology. Having determined that the carrying value of IMT exceeded its fair value as of November 30, 2019, we recognized an impairment charge of $25.2 million for the year ended December 31, 2019 within Operating income in our Statements of Consolidated Income. As this goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.

The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2020	2019
Gross carrying value	$37.2	$62.4
Accumulated impairment loss:
Beginning balance	(18.4)	(18.4)
Impairment loss	—	(25.2)
Ending balance	(18.4)	(43.6)
Net carrying value	$18.8	$18.8

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization by major intangible asset class (in millions of dollars, except amortization periods):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2020
Customer relationships	24	$36.1	$(14.2)	$21.9
Trade name	10	2.4	(0.6)	1.8
Non-compete agreement	5	5.4	(2.4)	3.0
Total		$43.9	$(17.2)	$26.7
As of December 31, 2019
Customer relationships	24	$36.1	$(12.7)	$23.4
Trade name	10	2.4	(0.3)	2.1
Non-compete agreement	5	5.4	(1.3)	4.1
Total		$43.9	$(14.3)	$29.6

We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2020, December 31, 2019 or December 31, 2018.

Amortization expense relating to definite-lived intangible assets was $2.9 million for 2020, $2.8 million for 2019 and $1.8 million for 2018. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2020 (in millions of dollars):

2021	$2.8
2022	2.8
2023	2.6
2024	1.8
2025	1.8
Thereafter	14.9
Total	$26.7

5. Employee Benefits

Employee Plans. Employee benefit plans include:

•

A defined contribution 401(k) savings plan for hourly bargaining unit employees at nine of our production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, we are required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, we are required to match certain employee contributions. For active bargaining unit employees at three of these production facilities, we are required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at two remaining production facilities, we are not required to make any contributions. Fixed rate contributions either: (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age; (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004; or (iii) are fixed at a 2% annual contribution for employees hired on or after January 1, 2004.

•

A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution between 2% and 10% of their compensation depending on their age and years of service to employees hired prior to January 1, 2004. Certain salaried and hourly new hires on or after January 1, 2004 receive a fixed 2% contribution annually.

•

A defined benefit pension plan for salaried employees at our London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2020, approximately 58% of the plan assets were invested in equity securities, 35% were invested in fixed income securities and 7% were invested in short-term and other securities. Our investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities, 35% in fixed income securities and 5% in short-term

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities. The plan assets of our Canadian pension plan are managed by advisors selected by us, with the investment portfolio subject to periodic review and evaluation by our investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.

•

A non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies (see “Fair Value of Plan Assets” below) and are at all times subject to the claims of our general creditors. No participant has a claim to any assets of the trust; however, participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Offsetting liabilities relating to the deferred compensation plan are included within Other accrued liabilities and Long-term liabilities. Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 13).

•

Benefits for certain members of senior management, including certain of our named executive officers, related to terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the executive officer with good reason.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees’ beneficiary association (“VEBA”) that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits (“Salaried VEBA”). We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We determined that in the first quarter of 2021, we will pay approximately $1.7 million with respect to 2020. Such amount was recorded within Other accrued liabilities as of December 31, 2020 (see Note 2). We paid $2.9 million with respect to 2019 during the first quarter of 2020. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

Union VEBA Postretirement Obligation. Certain other eligible retirees represented by certain unions, along with their surviving spouses and eligible dependents, participate in a separate VEBA (“Union VEBA”). During the first quarter of 2018, we made a $12.8 million cash contribution to the Union VEBA with respect to the nine months ended September 30, 2017. This was our final contribution. We have no ongoing obligation to make further variable cash contributions to the Union VEBA.

Key Assumptions. The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to our Canadian pension plan and the Salaried VEBA. We use a December 31 measurement date for both of the plans.

The following table presents the assumptions used to determine benefit obligations:

	Canadian Pension Plan		Salaried VEBA
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Discount rate	2.50%	3.10%	2.05%	2.95%
Expected long-term return on plan assets	4.45%	4.45%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	—	—

Key assumptions made in computing the net obligation of the Salaried VEBA and in total include:

With respect to Salaried VEBA assets:

•	Based on the information received from the Salaried VEBA at December 31, 2020 and at December 31, 2019, the Salaried VEBA assets were invested in various managed proprietary funds.
•	Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at December 31 for actuarial purposes.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to Salaried VEBA obligations:

•	The accumulated postretirement benefit obligation (“APBO”) for the Salaried VEBA was computed based on the level of benefits being provided by it at December 31, 2020 and December 31, 2019.
•

Since the Salaried VEBA was paying a fixed annual amount to its participants at both December 31, 2020 and December 31, 2019, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

The following table presents the assumptions used to determine net periodic postretirement benefit cost:

	Canadian Pension Plan			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.10%	3.90%	3.40%	2.95%	3.90%	3.20%
Expected long-term return on plan assets[1]	4.45%	4.45%	4.45%	5.50%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—

1.	The expected long-term rate of return assumption for the Salaried VEBA is based on the targeted investment portfolios provided to us by the trustee of the Salaried VEBA.

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our Canadian pension plan and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Change in benefit obligation:
Obligation at beginning of year	$8.8	$7.3	$90.2	$85.6
Foreign currency translation adjustment	0.3	0.3	—	—
Service cost	0.3	0.3	0.1	0.1
Interest cost	0.3	0.3	2.5	3.2
Prior service (credit) cost[1]	—	—	(12.3)	2.5
Actuarial loss[2]	0.6	1.1	4.7	6.4
Benefits paid by Company	(0.3)	(0.5)	—	—
Benefits paid by Salaried VEBA	—	—	(6.9)	(7.6)
Obligation at end of year[3]	10.0	8.8	78.3	90.2
Change in plan assets:
Fair market value of plan assets at beginning of year	7.8	6.5	57.6	53.2
Foreign currency translation adjustment	0.2	0.3	—	—
Actual return on assets	0.7	1.0	8.1	9.1
Company contributions	0.3	0.5	1.7	2.9
Benefits paid by Company	(0.3)	(0.5)	—	—
Benefits paid by Salaried VEBA	—	—	(6.9)	(7.6)
Fair market value of plan assets at end of year	8.7	7.8	60.5	57.6
Net funded status[4]	$(1.3)	$(1.0)	$(17.8)	$(32.6)

1.

The prior service (credit) cost relating to the Salaried VEBA in both 2020 and 2019 resulted from (decreases) increases in the annual healthcare reimbursement benefit starting in 2020 and 2019, respectively, for plan participants.

2.

The actuarial loss relating to the Salaried VEBA in 2020 was comprised of a $5.7 million loss due to a change in the discount rate offset by a $1.0 million gain due to changes in census information. The actuarial loss relating to the Salaried VEBA in 2019 was comprised of: (i) a $6.8 million loss due to a change in the discount rate and (ii) a $0.1 million loss due to changes in census information, partially offset by a $0.5 million gain due to a change in the projected utilization rate.

3.	For the Canadian pension plan, the benefit obligation is the projected benefit obligation. For the Salaried VEBA, the benefit obligation is the APBO.
4.

Net funded status relating to the Canadian pension plan at December 31, 2020 and December 31, 2019 was included within Long term liabilities on our Consolidated Balance Sheets. Net funded status relating to the Salaried VEBA at December 31, 2020 and December 31, 2019 was presented as Net liabilities of Salaried VEBA on our Consolidated Balance Sheets.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for the Canadian pension plan was $9.2 million and $7.6 million at December 31, 2020 and December 31, 2019, respectively. We expect to contribute $0.3 million to the Canadian pension plan in 2021.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2021	2022	2023	2024	2025	2026-2030
Canadian pension plan benefit payments	$0.4	$0.4	$0.4	$0.4	$0.4	$2.2
Salaried VEBA benefit payments[1]	6.6	6.4	6.1	5.9	5.6	24.2
Total net benefits	$7.0	$6.8	$6.5	$6.3	$6.0	$26.4

1.	Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA.

The following table presents the amount of loss included in our Consolidated Balance Sheets (within Accumulated other comprehensive loss) associated with our Canadian pension plan and the Salaried VEBA (before tax) that had not yet been reflected in net periodic postretirement benefit cost (in millions of dollars):

	Canadian Pension Plan		Salaried VEBA
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Accumulated net actuarial loss	$(2.1)	$(1.9)	$(11.2)	$(12.1)
Prior service cost	—	—	(24.1)	(41.1)
Cumulative loss reflected in Accumulated other comprehensive loss	$(2.1)	$(1.9)	$(35.3)	$(53.2)

Fair Value of Plan Assets. The plan assets of our Canadian pension plan and the Salaried VEBA are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. Valuation of certain Canadian pension plan and Salaried VEBA assets are based on the net asset value (“NAV”) of shares held by the plans at year end using the NAV practical expedient.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of plan assets, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Cash and money market investments	$1.4	$—	$—	$1.4
Deferred compensation program – Diversified investment funds in registered investment companies[1]	—	9.6	—	9.6
Total plan assets in the fair value hierarchy	$1.4	$9.6	$—	$11.0
Plan Assets Measured at NAV [2]:
Salaried VEBA – Fixed income investment funds in registered investment companies[3]				$22.7
Salaried VEBA – Equity investment funds in registered investment companies[4]				34.7
Canadian pension plan – Diversified investment funds in registered investment companies[1]				8.7
Total plan assets at fair value				$77.1
As of December 31, 2019:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA –
Cash and money market investments	$0.9	$—	$—	$0.9
Diversified investment funds in registered investment companies[1]	7.1	—	—	7.1
Total Salaried VEBA assets in the fair value hierarchy	8.0	—	—	8.0
Deferred compensation program – Diversified investment funds in registered investment companies[1]	—	8.1	—	8.1
Total plan assets in the fair value hierarchy	$8.0	$8.1	$—	$16.1
Plan Assets Measured at NAV [2]:
Salaried VEBA – Fixed income investment funds in registered investment companies[3]				$21.9
Salaried VEBA – Equity investment funds in registered investment companies[4]				24.8
Canadian pension plan – Diversified investment funds in registered investment companies[1]				7.8
Total plan assets at fair value				$70.6

1.

The plan assets are invested in investment funds that hold a diversified portfolio of: (i) U.S. and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.

2.

The market value of these funds has not been categorized in the fair value hierarchy and is being presented in the table above to permit a reconciliation of the fair value hierarchy to our Consolidated Balance Sheets. Equity investment funds measured at fair value using the NAV practical expedient are managed by an investment adviser registered with the SEC under the Investment Advisers Act of 1940 and can be redeemed with five business days’ notice on the 15th (or last business day prior to the 15th) and on the last business day of each month. A business day is every day that the New York Stock Exchange is open. Diversified investment funds measured at fair value using the NAV practical expedient are unitized mutual funds without externally published net asset values, which can be redeemed daily without restriction.

3.

This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest primarily in bonds (including Eurodollar and Yankee bonds), debentures, notes, securities with equity and fixed-income characteristics (such as bonds with warrants attached, convertible bonds, hybrids and certain preferred securities), cash equivalents, securities backed by mortgages and other assets, loans, pooled or collective investment vehicles made up of fixed‑income securities and other fixed-income obligations of banks, corporations and governmental authorities.

4.

This category represents investments in equity funds that invest in portfolios comprised primarily of equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Canadian pension plan[1]	$0.4	$0.4	$0.4
Defined contribution plans[1]	8.3	8.8	8.8
Deferred compensation plan[2]	1.5	1.6	1.0
Multiemployer pension plans[1,3]	4.9	5.0	4.7
Net periodic postretirement benefit cost relating to Salaried VEBA[2,3]	4.8	6.6	6.1
Total	$19.9	$22.4	$21.0

1.	Substantially all of these charges related to employee benefits are in Cost of products sold with the remaining balance in SG&A and R&D.
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

3.	See Note 6 for more information on our multiemployer defined benefit pension plans.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. The following table presents the components of Net periodic postretirement benefit cost (in millions of dollars):

	Canadian Pension Plan			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$0.3	$0.3	$0.3	$0.1	$0.1	$0.1
Interest cost	0.3	0.3	0.3	2.5	3.2	2.7
Expected return on plan assets	(0.3)	(0.3)	(0.3)	(2.8)	(2.7)	(2.9)
Amortization of prior service cost[1]	—	—	—	4.7	5.6	5.4
Amortization of net actuarial loss	0.1	0.1	0.1	0.3	0.4	0.8
Net periodic postretirement benefit cost	$0.4	$0.4	$0.4	$4.8	$6.6	$6.1

1.	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2020, approximately 50% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $3.0 million to $5.0 million in 2021.

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
•

If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2020	2019	in 2020[2]	2020	2019	2018	in 2020	Bargaining Agreements
					(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	23-6648508	Green	Green	No	$3.8	$3.8	$3.6	No	Mar 2021 - Sep 2025
Other Funds[4]					1.1	1.2	1.1
					$4.9	$5.0	$4.7

1.

The most recent Pension Protection Act zone status available in 2020 and 2019 for the Steelworkers Pension Trust is for the plan’s year end at December 31, 2019 and December 31, 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

2.

The “FIP/RP Status Pending/Implemented” column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

3.

We are party to three collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”) that require contributions to the Steelworkers Pension Trust. As of December 31, 2020, USW collective bargaining agreements covering employees at our Newark, Ohio (“Newark”) and Spokane, Washington (“Trentwood”) facilities covered 85% of our USW-represented employees and expire in September 2025. Our monthly contributions per hour worked by each bargaining unit employee at our Newark and Trentwood facilities were (in whole dollars) $1.75 in 2020. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 12% and 3% of our USW-represented employees, respectively, and expire in November 2021 and March 2021, respectively.

4.	Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2020, financial statements and Forms 5500 were not available for the plan years ending in 2020. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of December 31, 2020, we had a liability of $5.2 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2020 STI Plans.

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (“2016 Plan”). The 2016 Plan was approved by stockholders on May 26, 2016 and replaced and succeeded in its entirety the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2020, 312,601 shares were available for awards under the 2016 Plan. We issue new shares of our common stock upon vesting under the 2016 Plan.

Non-Vested Common Shares and Restricted Stock Units. We grant non-vested common shares (“RSAs”) to our non-employee directors and restricted stock units (“RSUs”) to our executive officers and other key employees. The RSUs have rights similar to the rights of RSAs and each RSU that becomes vested entitles the recipient to receive one common share or a cash amount equaling the value of one common share. The service period is generally one year for RSAs granted to non-employee directors and three years for RSUs granted to executive officers and other key employees.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2020:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	198,002	$95.28
Granted	109,556	71.75
Vested	(53,297)	78.77
Forfeited	(4,530)	95.23
Outstanding at December 31, 2020	249,731	$72.22

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”); (ii) achieving targeted improvements to our total controllable cost performance over a three-year performance period; (iii) achieving targeted improvements to our economic value added performance, determined based on our adjusted pre-tax operating income in excess of a capital charge, over a three-year performance period; and/or (iv) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of value added revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive one common share or a cash amount equaling the value of one common share. The number of performance shares that may be earned and result in the issuance of cash or common shares ranges between 0% to 200% of the target number of underlying common shares, which is approximately one-half of the maximum payout.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$105.88	$134.72	$127.41
Grant date stock price	$91.22	$108.79	$101.66
Expected volatility of Kaiser Aluminum[1]	27.40%	27.35%	24.86%
Expected volatility of peer companies[1]	36.94%	39.08%	44.74%
Risk-free interest rate	0.58%	2.51%	2.37%
Dividend yield	2.96%	2.21%	2.16%

1.	Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

The following table summarizes activity relating to performance shares for the year ended December 31, 2020:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	380,013	$100.69
Granted [1]	138,850	99.87
Vested	(81,401)	92.09
Forfeited [1]	(7,108)	108.78
Canceled [1]	(65,696)	79.69
Outstanding at December 31, 2020	364,658	$102.32

1.

The number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
RSAs and RSUs	$6.1	$6.1	$5.8
Performance shares	3.5	3.6	4.3
Total non-cash compensation expense	$9.6	$9.7	$10.1

Recognized tax benefits relating to non-cash compensation expense were $2.3 million, $2.4 million and $2.5 million for 2020, 2019 and 2018, respectively.

The aggregate fair value of awards that vested was $12.4 million, $16.4 million and $19.4 million for 2020, 2019 and 2018, respectively, which represents the market value of our common stock on the date that the awards vested.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2020:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$9.7	2.5
Performance shares	$6.5	1.9

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award:

	Year Ended December 31,
	2020	2019	2018
RSAs and RSUs	$71.75	$97.52	$96.40
Performance shares	$99.87	$124.10	$109.38

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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, vice president of treasury, risk and procurement, vice president of economic analysis and strategic planning and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

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

In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was $2.7 million and $7.2 million at December 31, 2020 and December 31, 2019, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. At December 31, 2020, we had no cash collateral posted from our customers. For more information about concentration risks concerning customers and suppliers, see Note 17.

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

As of December 31, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 90% of our expected natural gas purchases for 2021, 95% of our expected natural gas purchases for 2022, 92% of our expected natural gas purchases for 2023, 83% of our expected natural gas purchases for 2024 and 25% of our expected natural gas purchases for both 2025 and 2026.

As of December 31, 2020, we had derivative and/or physical delivery commitments with energy companies in place to cover exposure to fluctuations in prices for approximately 92% of our expected electricity purchases for 2021, 76% of our expected electricity purchases for 2022 and 15% of our expected electricity purchases for 2023.

Fair Value Hedges

We are exposed to foreign currency exchange risk related to firm-price commitments for equipment purchases from foreign manufacturers. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our exposure

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to currency exchange rate fluctuations on these purchases and designate such hedging instruments as fair value hedges. Gain or loss related to components excluded from the assessment of effectiveness from these fair value hedges is first recognized in AOCI and subsequently reclassified to Depreciation and amortization on a straight-line basis over the term of the hedge. Gain or loss on the hedged item (e.g., equipment purchase firm commitments) and the remaining gain or loss on the fair value hedge is recorded within Depreciation and amortization in the period that the gain or loss occurs. Any difference between the change in the fair value of the excluded component and amounts recognized in income on a straight-line basis over the term of the hedge is recognized in AOCI.

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2020:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/21 through 12/22	67.4
Fixed price sales contracts	1/21 through 11/21	0.8
Midwest premium swap contracts[1]	1/21 through 12/22	66.4

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/21 through 12/21	10.2
Fixed price sales contracts	1/21 through 12/21	4.3

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/21 through 12/24	6,630,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/21 through 12/22	481,800

1.	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss (Gain)

The following table summarizes the amount of loss (gain) included on our Statements of Consolidated Income associated with all derivative contracts (in millions of dollars):

	Year Ended December 31,			Statements of Consolidated
	2020	2019	2018	Income Classification
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$941.3	$1,215.2	$1,300.7	Cost of products sold
Fair value hedges	$52.2	n/a	n/a	Depreciation and amortization
Fair value hedges (early termination)	$1.4	n/a	n/a	Other expense, net

Loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$13.7	$18.4	$2.1	Cost of products sold
Alloying Metals (effective hedges)	1.4	1.1	1.0	Cost of products sold
Alloying Metals (reclassification from AOCI due to forecasted transactions no longer probable of occurring)	0.8	—	—	Cost of products sold
Natural gas	1.3	0.2	(0.3)	Cost of products sold
Electricity	0.5	—	—	Cost of products sold
Total loss recognized in our Statements of Consolidated Income related to cash flow hedges	$17.7	$19.7	$2.8

(Gain) loss recognized in our Statements of Consolidated Income related to fair value hedges:
Foreign exchange contracts	$(0.1)	$—	$—	Depreciation and amortization
Hedged item	0.1	—	—	Depreciation and amortization
Excluded component amortized from AOCI	0.4	—	—	Depreciation and amortization
Reclassification from AOCI related to early termination of firm commitment	0.6	—	—	Other expense, net
Net settlement related to early termination of forward contracts	(0.7)	—	—	Other expense, net
Total loss recognized in our Statements of Consolidated Income related to fair value hedges	$0.3	$—	$—

Loss (gain) recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals – Realized loss	$0.2	$—	$—	Cost of products sold
Alloying Metals – Unrealized gain	(3.5)	—	—	Cost of products sold
Total gain recognized in our Statements of Consolidated Income related to non-designated hedges:	$(3.3)	$—	$—

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2020			As of December 31, 2019
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$4.6	$(0.1)	$4.5	$1.0	$(4.1)	$(3.1)
Midwest premium swap contracts	0.2	(1.2)	(1.0)	—	(1.2)	(1.2)
Alloying Metals –
Fixed price purchase contracts	—	—	—	0.4	(1.5)	(1.1)
Natural gas – Fixed price purchase contracts	0.2	(1.5)	(1.3)	—	(2.8)	(2.8)
Electricity – Fixed price purchase contracts	2.0	(2.5)	(0.5)	2.6	(1.6)	1.0
Total cash flow hedges	7.0	(5.3)	1.7	4.0	(11.2)	(7.2)

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	3.9	—	3.9	—	—	—
Fixed price sales contracts	—	(1.3)	(1.3)	—	—	—
Total non-designated hedges	3.9	(1.3)	2.6	—	—	—

Total	$10.9	$(6.6)	$4.3	$4.0	$(11.2)	$(7.2)

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2020	2019
Derivative assets:
Prepaid expenses and other current assets	$8.4	$2.1
Other assets	2.5	1.9
Total derivative assets	$10.9	$4.0
Derivative liabilities:
Other accrued liabilities	$(3.8)	$(7.6)
Long-term liabilities	(2.8)	(3.6)
Total derivative liabilities	$(6.6)	$(11.2)

Fair Value of Other Financial Instruments

Cash and Cash Equivalents. See Note 2 for components of cash and cash equivalents.

Available for Sale Securities. Prior to June 30, 2020, we held commercial paper debt securities that were accounted for as available for sale securities and presented as either cash equivalents or short-term investments on our Consolidated Balance Sheets depending on their time-to-maturity upon initial investment. At December 31, 2019, the fair value input of our available for sale securities, which were classified within Level 2 of the fair value hierarchy, was calculated based on broker quotes. The amortized cost of available for sale securities approximated their fair value. When applicable, we review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. Based on market conditions during the year ended December 31, 2020, we settled all remaining outstanding available for sale securities upon maturity.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table classifies our other financial assets under the appropriate level of the fair value hierarchy as of December 31, 2020 (in millions of dollars):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$780.3	$—	$—	$780.3
Total	$780.3	$—	$—	$780.3

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

9. Debt and Credit Facility

Senior Notes

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). The restrictions and covenants related to our 6.50% Senior Notes are similar to those governing our pre‑existing 4.625% unsecured senior notes due March 1, 2028 (“4.625% Senior Notes”), as discussed below. The unamortized amount of debt issuance costs relating to the 6.50% Senior Notes as of December 31, 2020 was $5.4 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 6.50% Senior Notes was $16.2 million for the year ended December 31, 2020. Interest accrues on the 6.50% Senior Notes beginning April 28, 2020 at a rate of 6.50% per annum and is payable semiannually on May 1 and November 1 of each year. The first interest payment date was November 1, 2020. The effective interest rate of the 6.50% Senior Notes is approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs.

The 6.50% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $376.8 million at December 31, 2020.

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

4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount. The unamortized amount of debt issuance costs as of December 31, 2020 was $6.5 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $24.0 million and $2.4 million for the year December 31, 2020 and December 31, 2019 respectively. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $521.3 million and $513.5 million at December 31, 2020 and December 31, 2019, respectively.

The 4.625% Senior Notes are unsecured obligations and are guaranteed by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the revolving credit facility (see Revolving Credit Facility below).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The indenture governing the 4.625% Senior Notes (“indenture”) places limitations on our and our restricted subsidiaries’ ability to, among other things: (i) incur liens; (ii) consolidate, merge or sell all or substantially all of our and our restricted subsidiaries’ assets; (iii) incur or guarantee additional indebtedness; (iv) enter into transactions with affiliates; and (v) make “restricted payments” (as defined in the indenture to include certain loans, investments, dividend payments, share repurchases and prepayments, redemptions and repurchases of certain indebtedness). Certain types and amounts of restricted payments are allowed by various provisions of the indenture. In particular, the indenture provisions permit us to make restricted payments in any amount if, after giving effect to such restricted payments, our “consolidated net debt ratio” (as defined in the indenture) equals or is less than 2.75:1.00.

We may redeem the 4.625% Senior Notes at our option in whole or part at any time on or after March 1, 2023 at redemption prices (expressed as percentages of principal amount) of 102.313%, declining to 101.156% and 100% on or after March 1, 2024 and March 1, 2025, respectively, in each case plus any accrued and unpaid interest to the applicable redemption date. At any time prior to March 1, 2023, we may also redeem some or all of the 4.625% Senior Notes at a redemption price equal to 100% of the principal amount of the 4.625% Senior Notes redeemed, plus the “applicable premium” (as defined in the indenture) as of the redemption date and any accrued and unpaid interest thereon. In addition, subject to the conditions set forth in the indenture, at any time prior to March 1, 2023, we may also redeem up to 40.0% of the 4.625% Senior Notes using the net proceeds from certain equity offerings at a redemption price equal to 104.625% of the principal amount plus any accrued and unpaid interest.

Holders of the 4.625% Senior Notes have the right to require us to repurchase the 4.625% Senior Notes at a price in cash equal to 101% of the aggregate principal amount plus any accrued and unpaid interest following the occurrence of both: (i) a change of control and (ii) a “ratings decline” (as defined in the indenture). A change of control includes: (i) the sale, lease or transfer of all or substantially all of our assets; (ii) certain ownership changes; (iii) certain recapitalizations, mergers and dispositions; and (iv) stockholder approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the 4.625% Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset sales.

5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 (“5.875% Senior Notes”) at 100% of the principal amount. On December 18, 2019, we redeemed in full all outstanding 5.875% Senior Notes at a redemption price of 104.406% of the principal amount. The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $22.0 million and $22.9 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”). The Revolving Credit Facility provides us with a $375.0 million funding commitment through October 30, 2024. Joining us as borrowers (“Co-Borrowers”) under the Revolving Credit Facility are three of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; and (iii) Kaiser Aluminum Washington, LLC. The Revolving Credit Facility replaces the previously existing facility that was due to mature in December 2020.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the Co-borrowers’ accounts receivable, inventory, cash or cash equivalents and certain other related assets and proceeds, as well as certain machinery and equipment. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $375.0 million and a borrowing base comprised of: (i) 90% of eligible accounts receivable in which the account debtor is an investment-grade domestic account debtor; (ii) 85% of eligible accounts receivable in which the account debtor is a domestic account debtor, but not an investment-grade domestic account debtor; (iii) the lesser of (a) 85% of eligible accounts receivable in which the account debtor is not a domestic account debtor and (b) an amount equal to 25% of the lesser of (a) the maximum revolver amount or (b) the borrowing base; (iv) the lesser of (a) the product of 75% multiplied by the value of eligible inventory and (b) the product of 85% multiplied by the net recovery percentage identified in the most recent acceptable appraisal of inventory, multiplied by the value of eligible inventory; (v) certain eligible machinery and equipment supporting up to $71.5 million of borrowing availability; and (vi) at our option, 100% of eligible cash, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $20.0 million of availability under the Revolving Credit Facility may be utilized for letters of credit.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on our ability and the ability of certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, enter into sale and leaseback transactions, make investments, undertake transactions with affiliates, prepay certain debt, pay dividends and repurchase shares. We are allowed to prepay debt, pay dividends and repurchase shares in any amount if, in accordance with terms as defined in the Revolving Credit Facility, no “default” or “event of default” has occurred and is continuing or would result after giving effect to such action and, after giving effect to such proposed action, “excess availability” calculated on a pro forma basis is greater than a defined minimum level. A lower minimum level applies if the “fixed charge coverage ratio,” calculated on a pro forma basis after giving effect to such proposed action for the period of four consecutive fiscal quarters ending on the last day of the most recently ended fiscal quarter for which financial statements have been delivered, is greater than 1.10:1.0.

In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.0:1.0 if borrowing availability under the Revolving Credit Facility is less than a defined minimum level. At December 31, 2020, we were in compliance with all covenants contained in the Revolving Credit Facility.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2020 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$259.3
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.8)
Remaining borrowing availability	$251.5
Borrowing rate (if applicable)[1]	3.50%

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$6.5	$6.3	$5.9
Liabilities settled during the period	(0.1)	(0.2)	—
Accretion expense	0.5	0.5	0.4
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	(0.2)	(0.1)	—
Ending balance	$6.7	$6.5	$6.3

1.	The adjustments to accretion expense had a $0.01 impact on the basic and diluted net income per share for both 2020 and 2019.

The estimated fair value of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.7% at both December 31, 2020 and December 31, 2019. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

Environmental Contingencies. We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities prior to July 6, 2006, which

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represent the majority of our environmental accruals. The status of these environmental contingencies are discussed below. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing requirements, existing technology and our assessment of the likely remediation actions to be taken.

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at our Trentwood facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. Additionally, in cooperation with Ecology, to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility, we constructed an experimental treatment facility and began treatment operations in 2015. During the year ended December 31, 2020, we increased our environmental accrual by $3.8 million based on a minimum cost estimate to implement a full‑scale experimental treatment facility for ground water PCB contaminants. As the long-term success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long term results become available.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending June 30, 2021. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are complete, which we expect to occur in the next 10 to 16 months.

During 2020, following the issuance of information requests under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), to which we responded, the United States Environmental Protection Agency (“USEPA”) issued a general notice letter to us alleging that we are a potentially responsible party under CERCLA for response and other potential remedial actions concerning property owned by us near our former smelter site in Mead, Spokane County, Washington. In February 2020, we responded to the general notice letter and in August 2020, we entered into an administrative settlement agreement and an order on consent for removal actions (“EPA Order”). We performed the required remediation actions in October 2020 and, following its field evaluation, the USEPA notified us that the remediation actions taken were deemed to have completed the requirements of the EPA Order. As such, we have no remaining obligations or environmental accrual related to the EPA Order.

The following table presents the changes in our environmental accrual, which was primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$17.0	$16.9	$16.6
Additional accruals	5.2	1.8	1.7
Less: expenditures	(3.5)	(1.7)	(1.4)
Ending balance	$18.7	$17.0	$16.9

At December 31, 2020, our environmental accrual of $18.7 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(33.2)	$(35.6)	$(38.5)
Actuarial gain (loss) arising during the period	0.4	(0.4)	4.4
Less: income tax (expense) benefit	(0.1)	0.1	(1.1)
Net actuarial gain (loss) arising during the period	0.3	(0.3)	3.3
Prior service credit (cost) arising during the period	12.3	(2.5)	(6.9)
Less: income tax (expense) benefit	(3.0)	0.6	1.7
Net prior service credit (cost) arising during the period	9.3	(1.9)	(5.2)
Amortization of net actuarial loss[1]	0.4	0.5	0.9
Amortization of prior service cost[1]	4.7	5.6	5.4
Less: income tax expense[2]	(1.2)	(1.4)	(1.5)
Net amortization and reclassification from AOCI to Net income	3.9	4.7	4.8
Translation impact on Canadian pension plan AOCI balance	(0.1)	(0.1)	—
Other comprehensive income, net of tax	13.4	2.4	2.9
Ending balance	$(19.8)	$(33.2)	$(35.6)

Available for Sale Securities:
Beginning balance[3]	$0.3	$0.3	$0.9
Unrealized gain on available for sale securities	1.3	4.4	4.7
Less: income tax expense	(0.7)	(1.1)	(1.1)
Net unrealized gain on available for sale securities	0.6	3.3	3.6
Reclassification of unrealized gain upon sale of available for sale securities[4]	(2.0)	(4.4)	(5.4)
Less: income tax benefit[2]	1.1	1.1	1.2
Net gain reclassified from AOCI to Net income	(0.9)	(3.3)	(4.2)
Other comprehensive loss, net of tax	(0.3)	—	(0.6)
Ending balance	$—	$0.3	$0.3

Cash Flow Hedges:
Beginning balance	$(5.6)	$(13.4)	$0.5
Unrealized loss on cash flow hedges	(9.4)	(9.5)	(21.2)
Less: income tax benefit	2.3	2.3	5.3
Net unrealized loss on cash flow hedges	(7.1)	(7.2)	(15.9)
Reclassification of unrealized loss upon settlement of cash flow hedges[5]	17.4	19.7	2.7
Reclassification due to forecasted transactions no longer probable of occurring[5]	0.8	—	—
Less: income tax expense[2]	(4.4)	(4.7)	(0.7)
Net loss reclassified from AOCI to Net income	13.8	15.0	2.0
Other comprehensive income (loss), net of tax	6.7	7.8	(13.9)
Ending balance	$1.1	$(5.6)	$(13.4)

Fair Value Hedges:
Beginning balance	$—	$—	$—
Unrealized loss on fair value hedges	(1.0)	—	—
Less: income tax benefit	0.2	—	—
Net unrealized loss on fair value hedges	(0.8)	—	—
Excluded component amortized from OCI to Net income	0.4	—	—
Reclassification due to cancellation of firm commitment	0.6	—	—
Less: income tax expense[2]	(0.2)	—	—
Net loss reclassified from AOCI to Net income	0.8	—	—
Other comprehensive income, net of tax	—	—	—
Ending balance	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$(0.1)	$(0.1)	$—
Other comprehensive income (loss), net of tax	0.1	—	(0.1)
Ending balance	$—	$(0.1)	$(0.1)
Total AOCI ending balance	$(18.7)	$(38.6)	$(48.8)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.
2.	Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.

The beginning unrealized gain within Available for sale securities as of January 1, 2018 includes a $0.4 million cumulative‑effect adjustment from our adoption of ASU 2016-01, which required us to remove cumulative gains on equity investments related to our deferred compensation plan as they are no longer accounted for as available for sale securities (see Note 1 and Note 8 for additional details).

4.

Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of AOCI.

5.

Amounts reclassified out of AOCI relating to cash flow hedges were included as a component of Cost of products sold. As of December 31, 2020, we estimate a net mark-to-market loss before tax of $4.7 million in AOCI will be reclassified into Net income within the next 12 months.

12. Restructuring

During the year ended December 31, 2020, global restrictions on air travel and other changes in global travel patterns as a result of the COVID-19 pandemic negatively impacted short and mid-term commercial aerospace demand within our Aero/HS products end market applications. We therefore initiated a restructuring plan during the quarter ended June 30, 2020 that consisted primarily of a reduction in force measures. As the economic impact of the COVID-19 pandemic is ever evolving, we made adjustments to our estimated headcount reductions during the quarters ended September 30, 2020 and December 31, 2020 that impacted our total expected cash requirements, including recalling employees that were previously on indefinite layoff.

Employee costs related to the restructuring plan were included within Restructuring costs in our Statements of Consolidated Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated during the year ended December 31, 2020 were incurred and expensed as of December 31, 2020.

Cash payments associated with the restructuring plan are estimated to extend through 2022.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

Year Ended December 31, 2020
Beginning balance	$—
Restructuring costs	12.4
Cash payments	(6.1)
Other adjustments[1]	(4.9)
Ending balance	$1.4

1.

In December 2020, we revised our production forecast for 2021, thereby reducing the estimated number of headcount reductions necessary as compared with our initial restructuring plan. As such, included in Other adjustments is a reduction to our estimated restructuring liability of $4.9 million with an offset to Restructuring costs to accommodate the revised headcount requirements.

13. Other Expense, Net

Other expense, net, consisted of the following (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Interest income	$0.6	$0.6	$0.3
Net periodic postretirement benefit cost relating to Salaried VEBA	(4.7)	(6.5)	(6.0)
Realized gain on available for sale securities	2.0	4.4	5.4
Unrealized gain (loss) on equity securities	0.7	0.7	(1.0)
Loss on extinguishment of debt	—	(20.3)	—
All other, net	—	0.4	0.4
Other expense, net	$(1.4)	$(20.7)	$(0.9)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax Matters

The following table presents Income before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Domestic	$35.2	$76.3	$114.6
Foreign	3.6	4.1	5.4
Income before income taxes	$38.8	$80.4	$120.0

Tax Provision. Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

Income tax provision consisted of the following (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2020
Current	$6.1	$(0.4)	$(0.6)	$5.1
Deferred	(18.8)	(0.1)	(2.3)	(21.2)
Benefit (expense) applied to decrease (increase) Retained earnings/Other comprehensive income	5.1	(0.1)	1.1	6.1
Income tax provision	$(7.6)	$(0.6)	$(1.8)	$(10.0)
Year Ended December 31, 2019
Current	$5.7	$(1.1)	$(1.8)	$2.8
Deferred	(19.6)	(0.3)	(4.5)	(24.4)
Benefit (expense) applied to decrease (increase) Retained earnings/Other comprehensive income	2.7	(0.1)	0.6	3.2
Income tax provision	$(11.2)	$(1.5)	$(5.7)	$(18.4)
Year Ended December 31, 2018
Current	$11.9	$(1.9)	$(1.5)	$8.5
Deferred	(34.7)	0.1	(1.4)	(36.0)
Expense applied to increase Retained earnings/ Other comprehensive loss	(0.7)	—	(0.1)	(0.8)
Income tax provision	$(23.5)	$(1.8)	$(3.0)	$(28.3)

The following table presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to Income before income taxes (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Amount of federal income tax provision based on the statutory rate	$(8.1)	$(16.9)	$(25.2)
(Increase) decrease in federal valuation allowances	—	(0.1)	1.7
Non-deductible compensation expense	(1.1)	(1.7)	(0.6)
Non-deductible benefit (expense)	0.4	0.1	(1.5)
State income tax provision, net of federal benefit [1]	(1.5)	(4.5)	(2.5)
Research and development credit	0.4	7.7	—
Gross increases for tax positions from current year	—	(0.3)	—
Gross decreases (increases) for tax positions from prior years	0.4	(2.4)	—
Foreign income tax expense	(0.4)	(0.1)	(0.5)
Foreign undistributed (earnings) loss	(0.1)	(0.2)	0.4
Tax rate change	—	—	(0.1)
Income tax provision	$(10.0)	$(18.4)	$(28.3)

1.

State income taxes were $1.3 million in 2020, reflecting an increase of $3.7 million due to state net operating loss (“NOL”) carryforward expirations and tax rate true-ups in various states, partially offset by a $3.5 million decrease in the valuation allowance relating to certain state net operating losses. State income taxes were $3.8 million in 2019, reflecting a decrease of

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.7 million due to lower tax rate true-ups in various states, partially offset by an increase of $1.4 million due to a change in the valuation allowance relating to certain state net operating losses. The state income taxes were $4.5 million in 2018, reflecting an increase of $0.9 million due to higher tax rate true-ups in various states, partially offset by a $2.9 million decrease in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets (in millions of dollars):

	As of December 31,
	2020	2019
Deferred income tax assets:
Loss and credit carryforwards	$33.4	$48.7
Salaried VEBA (see Note 5)	4.8	8.7
Other assets	29.4	30.1
Leased assets	7.3	7.1
Inventories	6.9	9.4
Valuation allowances	(6.4)	(9.9)
Total deferred income tax assets	75.4	94.1
Deferred income tax liabilities:
Property, plant and equipment	(80.8)	(78.5)
Leased liability	(6.4)	(6.3)
Undistributed foreign earnings	(2.1)	(2.0)
Total deferred income tax liabilities	(89.3)	(86.8)
Net deferred income tax (liabilities) assets [1]	$(13.9)	$7.3

1.	Of the total net deferred income tax assets of $7.3 million at December 31, 2019, $11.8 million was presented as Deferred tax assets, net, and $4.5 million was presented as Deferred tax liabilities.

Tax Attributes. At December 31, 2020, we had $94.6 million of NOL carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act, allows net operating losses generated prior to December 31, 2017 (including our NOL carryforwards) to be fully deducted against 100% of taxable income until fully utilized or expired. Our NOL carryforwards expire periodically through 2030.

In addition, we had $8.1 million of federal research and development (“R&D”) credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2040.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was a decrease in the valuation allowance of $3.5 million in 2020, an increase in the valuation allowance of $1.5 million in 2019 and a decrease in the valuation allowance of $4.6 million in 2018.

The decrease in the valuation allowance for 2020 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The increase in the valuation allowance for 2019 was primarily due to unutilized state NOL carryforwards and Federal Separate Return Limitation Year losses that were expected to expire. The decrease in the valuation allowance for 2018 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances and the expiration of a capital loss carryforward.

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

In 2018, we made an accounting policy election to treat global intangible low-taxed income (“GILTI”) as a period cost.

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at beginning of period	$4.1	$1.5	$1.5
Gross increases for tax positions of current year	0.1	0.3	—
Gross increases for tax positions of prior years	—	2.3	—
Gross decreases for tax positions of prior years	(0.4)	—	—
Gross unrecognized tax benefits at end of period	$3.8	$4.1	$1.5

If and when the $3.8 million of gross unrecognized tax benefits at December 31, 2020 are recognized, $1.5 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.3 million accrued for interest and penalties at both December 31, 2020 and December 31, 2019. Of these amounts, none were considered current and, as such, were included in Long-term liabilities on our Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. We recognized an increase in interest and penalty of $0.1 million in our tax provision in both 2019 and 2018.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

15. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for 2020, 2019 and 2018, which in all years was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$28.8	$62.0	$91.7
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,802	15,997	16,585
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	111	206	289
Diluted	15,913	16,203	16,874

Net income per common share, Basic:	$1.82	$3.88	$5.53
Net income per common share, Diluted:	$1.81	$3.83	$5.43

1.

A total of 44,000 non-vested RSAs, RSUs and performance shares for the year ended December 31, 2020 were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. None were excluded for the years ended December 31, 2019 and December 31, 2018.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
	(in millions of dollars)
Interest paid	$29.4	$23.6	$21.6
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$4.5	$4.5	$7.0
Stock repurchases not yet settled	$—	$—	$1.3

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$5.4	$1.8	n/a
Cash paid for amounts included in the measurement of operating lease liabilities	$4.5	$3.8	n/a
Finance lease liabilities arising from obtaining finance lease assets	$3.2	$1.0	$6.5

	As of December 31,
	2020	2019	2018
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$780.3	$264.3	$125.6
Restricted cash included in Prepaid expenses and other current assets	—	0.3	0.3
Restricted cash included in Other assets	14.0	14.0	13.7
Total cash, cash equivalents and restricted cash shown in our Statements of Consolidated Cash Flows	$794.3	$278.6	$139.6

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, for the following end market applications: (i) Aero/HS products; (ii) Automotive Extrusions; (iii) GE products; and (iv) Other products. We operate 12 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. At December 31, 2020, approximately 63% of our employees were covered by collective bargaining agreements and 24% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2020.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Net sales:
Aero/HS products	$537.9	$803.2	$739.4
Automotive Extrusions	161.4	190.5	239.3
GE products	458.8	480.1	546.0
Other products	14.6	40.3	61.2
Total net sales	$1,172.7	$1,514.1	$1,585.9
Timing of revenue recognition:
Products transferred at a point in time	$690.9	$866.9	$912.7	[1]
Products transferred over time	481.8	647.2	673.2	[1]
Total net sales	$1,172.7	$1,514.1	$1,585.9

1.	As corrected from $543.0 million of products transferred at a point in time and $1,042.9 million of products transferred over time.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents geographic information for net sales based on country of origin, income taxes paid and long-lived assets (in millions of dollars):

	Year Ended December 31,
	2020	2019	2018
Net sales to unaffiliated customers:
Domestic	$1,126.8	$1,461.4	$1,509.6
Foreign[1]	45.9	52.7	76.3
Total net sales	$1,172.7	$1,514.1	$1,585.9
Income taxes paid:
Domestic	$0.7	$3.5	$1.6
Foreign	0.3	2.0	2.0
Total income taxes paid	$1.0	$5.5	$3.6

	As of December 31,
	2020	2019	2018
Long-lived assets:[2]
Domestic	$597.5	$592.9	$581.7
Foreign[1]	29.7	29.1	30.1
Total long-lived assets	$627.2	$622.0	$611.8

1.	Foreign reflects our London, Ontario production facility.
2.	Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction gain (loss) included in determining net income were immaterial for 2020, 2019 and 2018.

Concentrations. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, one customer represented 26%, 25% and 25%, respectively, of Net sales and a second customer represented 11%, 17% and 15%, respectively, of Net sales.

One individual customer accounted for 20% and another individual customer accounted for 13% of the accounts receivable balance at December 31, 2020. One individual customer accounted for 41% and another individual customer accounted for 10% of the accounts receivable balance at December 31, 2019.

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2020	2019	2018
Percentage of Net sales:
Export sales	10%	14%	15%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	72%	74%	81%
Supply from our largest supplier	21%	22%	22%
Supply from our second and third largest suppliers combined	32%	32%	38%

18. Subsequent Events

Dividend Declaration. On January 14, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.72 per common share, or approximately $11.6 million (including dividend equivalents), representing a 7.5% increase over the prior dividend declared during the quarter ended December 31, 2020. The dividend was paid on February 12, 2021 to stockholders of record at the close of business on January 25, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2020 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2021 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2021 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following are contained in this Form 10-K Report:

2. Financial Statement Schedules

All schedules are omitted because they are either inapplicable or the required information is included in our Consolidated Financial Statements or the notes thereto included in Item 8. “Financial Statements and Supplementary Data” and incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
2.1

Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company on November 30, 2020, File No. 001-09447).

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on June 22, 2020, File No. 001-09447).

4.1

Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on November 26, 2019, File No. 001-09447).

4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1).

4.3

Indenture, dated April 28, 2020, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 28, 2020, File No. 001-09447).

Exhibit Number	Description

4.4	Form of 6.500% Senior Note due 2025 (included in Exhibit 4.3).

4.5

First Supplemental Indenture, dated May 1, 2020, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 1, 2020, File No. 001-09447).

4.6

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K, filed by the Company on February 25, 2020, File No. 001-09447).

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

10.2	Description of Compensation of Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on July 28, 2020 File No. 001-09447).

***10.3

Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 22, 2020, File No. 001-09447).

***10.4

Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on July 31, 2020, File No. 001-09447).

***10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

***10.5	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

***10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

***10.7	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

***10.8

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

***10.10

Form of Change in Control Severance Agreement for John M. Donnan (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 001-9447).

***10.11

Form of Amendment to the Change in Control Severance Agreement with John M. Donnan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

***10.12

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

***10.14

2018 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2017, File No. 001-09447).

***10.15

2018 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2017, File No. 001-09447).

***10.16	2018-2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2018, File No. 001-09447).

Exhibit Number	Description

***10.17

2019 Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

***10.18

2019 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

***10.19	2019-2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 5, 2019, File No. 001-09447).

***10.20	2020 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

***10.21

2020 Form of Executive Officer Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

***10.22

2020 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

***10.23

Kaiser Aluminum Corporation 2020 - 2022 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2020, File No. 001-09447).

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by the Company on February 18, 2014, File No. 000‐52105).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation

**101.DEF	Inline XBRL Taxonomy Extension Definition

**101.LAB	Inline XBRL Taxonomy Extension Label

**101.PRE	Inline XBRL Taxonomy Extension Presentation

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Filed herewith.
***	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10‑K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION

/s/ Keith A. Harvey
Keith A. Harvey
President and Chief Executive Officer

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 25, 2021
Keith A. Harvey

/s/ Neal E. West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2021
Neal E. West

/s/ Jennifer Huey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 25, 2021
Jennifer Huey

Director
David Foster

Director
Leo Gerard

Director
L. Patrick Hassey

/s/ Jack A. Hockema	Executive Chairman of the Board	Date: February 25, 2021
Jack A. Hockema

/s/ Emily Liggett	Director	Date: February 25, 2021
Emily Liggett

/s/ Lauralee Martin	Director	Date: February 25, 2021
Lauralee Martin

Director
Alfred E. Osborne, Jr., Ph.D.

/s/ Teresa Sebastian	Director	Date: February 25, 2021
Teresa Sebastian

Director
Donald J. Stebbins

/s/ Thomas M. Van Leeuwen	Director	Date: February 25, 2021
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 25, 2021
Brett E. Wilcox