Form 10-Q
period 2021-03-31
KAISER ALUMINUM CORP
filed 2021-05-06
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 15,847,938 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2021	As of December 31, 2020
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$128.0	$780.3
Receivables:
Trade receivables, net	305.8	112.8
Other	31.5	11.6
Contract assets	44.4	36.1
Inventories	385.3	152.0
Prepaid expenses and other current assets	35.8	28.6
Total current assets	930.8	1,121.4
Property, plant and equipment, net	1,006.6	627.2
Operating lease assets	38.9	26.5
Intangible assets, net	82.5	26.7
Goodwill	46.2	18.8
Other assets	47.8	44.1
Total	$2,152.8	$1,864.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259.6	$86.1
Accrued salaries, wages and related expenses	31.9	30.8
Other accrued liabilities	58.9	41.4
Total current liabilities	350.4	158.3
Long-term portion of operating lease liabilities	34.1	25.6
Pension and other postretirement benefits	85.0	1.3
Net liabilities of Salaried VEBA	17.4	17.8
Deferred tax liabilities	15.9	13.9
Long-term liabilities	76.3	77.3
Long-term debt	838.7	838.1
Total liabilities	1,417.8	1,132.3
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2021 and December 31, 2020; no shares were issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2021 and December 31, 2020; 22,683,224 shares issued and 15,847,938 shares outstanding at March 31, 2021; 22,647,455 shares issued and 15,812,169 shares outstanding at December 31, 2020	0.2	0.2
Additional paid in capital	1,069.3	1,068.6
Retained earnings	151.0	158.2
Treasury stock, at cost, 6,835,286 shares at both March 31, 2021 and December 31, 2020	(475.9)	(475.9)
Accumulated other comprehensive loss	(9.6)	(18.7)
Total stockholders’ equity	735.0	732.4
Total	$2,152.8	$1,864.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2021	2020
	(In millions of dollars, except share and per share amounts)
Net sales	$324.0	$369.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	262.5	286.6
Depreciation and amortization	13.5	13.2
Selling, general, administrative, research and development	31.8	23.9
Restructuring benefit	(0.7)	—
Total costs and expenses	307.1	323.7
Operating income	16.9	45.6
Other expense:
Interest expense	(12.3)	(6.1)
Other expense, net – Note 11	(0.4)	(0.8)
Income before income taxes	4.2	38.7
Income tax benefit (provision)	0.3	(9.6)
Net income	$4.5	$29.1
Net income per common share:
Basic	$0.28	$1.83
Diluted	$0.28	$1.81
Weighted-average number of common shares outstanding (in thousands):
Basic	15,805	15,838
Diluted	15,987	16,008

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2021	2020
	(In millions of dollars)
Net income	$4.5	$29.1
Other comprehensive income (loss), net of tax – Note 9:
Defined benefit pension plan and Salaried VEBA	0.7	1.1
Available for sale securities	—	(0.2)
Cash flow hedges	8.5	(15.9)
Fair value hedges	—	(0.5)
Foreign currency translation	(0.1)	—
Other comprehensive income (loss), net of tax	9.1	(15.5)
Comprehensive income	$13.6	$13.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2021

	Common Shares Outstanding[1,2]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net income	—	—	—	4.5	—	—	4.5
Other comprehensive income, net of tax	—	—	—	—	—	9.1	9.1
Common shares issued (including impacts from Long-Term Incentive programs)	56,394	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(20,625)	—	(2.4)	—	—	—	(2.4)
Cash dividends declared[3]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.1	—	—	—	3.1
BALANCE, March 31, 2021	15,847,938	$0.2	$1,069.3	$151.0	$(475.9)	$(9.6)	$735.0

[1]	At March 31, 2021, 232,320 shares were available for awards under the Kaiser Aluminum Corporation 2016 Equity and Incentive Compensation Plan (“2016 Plan”).
[2]

There were no repurchases of common stock during the quarter ended March 31, 2021. At March 31, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share was $0.72 for the quarter ended March 31, 2021.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2020

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	29.1	—	—	29.1
Other comprehensive loss, net of tax	—	—	—	—	—	(15.5)	(15.5)
Common shares issued (including impacts from Long-Term Incentive programs)	119,598	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[1]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[2]	—	—	—	(11.3)	—	—	(11.3)
Amortization of unearned equity compensation	—	—	1.7	—	—	—	1.7
BALANCE, March 31, 2020	15,789,594	$0.2	$1,060.3	$190.6	$(475.9)	$(54.1)	$721.1

[1]	Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2020 was $81.94.
[2]	Dividends declared per common share was $0.67 for the quarter ended March 31, 2020.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2021	2020
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$4.5	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	12.8	12.5
Amortization of definite-lived intangible assets	0.7	0.7
Amortization of debt premium and debt issuance costs	0.7	0.3
Deferred income taxes	(0.9)	14.8
Non-cash equity compensation	3.1	1.7
Gain on disposition of short-term investments	—	(0.5)
Loss on disposition of property, plant and equipment	—	0.2
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(31.7)	(12.6)
Contract assets	(8.3)	7.5
Inventories	(24.3)	(17.0)
Prepaid expenses and other current assets	(0.4)	(2.6)
Accounts payable	33.0	21.7
Accrued liabilities	4.2	(2.4)
Annual variable cash contributions to Salaried VEBA	(1.7)	(2.9)
Long-term assets and liabilities, net	(3.1)	1.9
Net cash (used in) provided by operating activities	(11.4)	52.4
Cash flows from investing activities[1]:
Capital expenditures	(9.1)	(21.1)
Cash payment for acquisition of Warrick Rolling Mill	(617.5)	—
Purchase of short-term investments	—	(39.1)
Proceeds from disposition of short-term investments	—	78.8
Net cash (used in) provided by investing activities	(626.6)	18.6
Cash flows from financing activities[1]:
Repayment of finance lease	(0.4)	(0.4)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.4)	(4.3)
Repurchase of common stock	—	(12.5)
Cash dividends and dividend equivalents paid	(11.7)	(11.3)
Net cash used in financing activities	(14.5)	(28.5)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(652.5)	42.5
Cash, cash equivalents and restricted cash at beginning of period	794.3	278.6
Cash, cash equivalents and restricted cash at end of period	$141.8	$321.1

[1]	See Note 14 for supplemental cash flow information.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements

This Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser Aluminum Corporation,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2021 fiscal year. The financial information as of December 31, 2020 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the Consolidated Balance Sheets, prior period presentation of the Canadian pension plan in Long-term liabilities is now reflected in Pension and other postretirement benefits. On the Statements of Consolidated Cash Flows, prior period presentation of Other non-cash changes in assets and liabilities is now reflected in Changes in operating assets and liabilities within the following categories: (i) Prepaid expenses and other current assets; (ii) Accrued liabilities; and (iii) Long-term assets and liabilities, net.

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

Supply Chain Financing. Upon our acquisition of the Warrick Rolling Mill (as defined in Note 4 below), we became party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. Discount fees related to the sale of trade accounts receivable under supply chain financing arrangements will be included in Other expense, net. There were no such discount fees recognized during the quarter ended March 31, 2021.

Adoption of New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of Accounting Standards Codification (“ASC”) 740 Income Taxes. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Our adoption of ASU 2019-12 during the quarter ended March 31, 2021 did not result in a material impact on our consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of March 31, 2021	As of December 31, 2020
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$306.7	$113.6
Allowance for doubtful receivables	(0.9)	(0.8)
Trade receivables, net	$305.8	$112.8

Inventories[1]
Finished products	$83.0	$37.2
Work-in-process	178.5	46.0
Raw materials	117.7	62.3
Operating supplies	6.1	6.5
Total	$385.3	$152.0

Property, Plant and Equipment, Net
Land and improvements	$26.9	$21.5
Buildings and leasehold improvements	176.0	117.2
Machinery and equipment	1,144.7	847.4
Construction in progress[2]	68.4	37.8
Property, plant and equipment, gross	1,416.0	1,023.9
Accumulated depreciation and amortization	(411.1)	(398.4)
Assets held for sale	1.7	1.7
Property, plant and equipment, net	$1,006.6	$627.2

Other Accrued Liabilities
Uncleared cash disbursements	$7.0	$2.1
Accrued income taxes and other taxes payable	10.4	5.2
Accrued annual contribution to Salaried VEBA	—	1.7
Accrued interest	11.5	11.6
Short-term environmental accrual – Note 8	4.0	3.7
Other – Note 3 and Note 6	26.0	17.1
Total	$58.9	$41.4

Long-Term Liabilities
Workers' compensation accrual	$30.2	$30.6
Long-term environmental accrual – Note 8	14.0	15.1
Other long-term liabilities	32.1	31.6
Total	$76.3	$77.3

[1]

At March 31, 2021 and December 31, 2020 the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $24.0 million and $8.4 million, respectively. We treated inventory acquired in conjunction with the Warrick Rolling Mill acquisition (as defined in Note 4 below) as current year purchases within our existing single LIFO pool.

[2]

Based on market conditions during the quarter ended March 31, 2021, $20.1 million within Construction in progress as of March 31, 2021 related to temporarily idled projects, all of which are expected to resume at a future date.

3. Leases

We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of approximately one to 60 years, some of which may include options to extend the lease for up to 60 years and some of which may include options to terminate the lease within one year. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

that we will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.

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

The following table presents lease terms and discount rates as of March 31, 2021:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	24.0	7.5
Weighted-average discount rate	3.5%	4.2%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

Leases	Classification	As of March 31, 2021	As of December 31, 2020
Assets
Operating lease assets	Operating lease assets	$38.9	$26.5
Finance lease assets	Property, plant and equipment, net	9.6	8.1
Total lease assets		$48.5	$34.6
Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$8.1	$4.4
Finance lease liabilities	Other accrued liabilities	2.0	1.9
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	34.1	25.6
Finance lease liabilities	Long-term liabilities	7.6	6.2
Total lease liabilities		$51.8	$38.1

The following table summarizes the components of lease cost on our Statements of Consolidated Income (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Operating lease cost	$2.0	$1.8
Short-term lease cost	0.2	0.3
Finance lease cost:
Amortization of leased assets	0.5	0.4
Interest on lease liabilities	0.1	0.1
Total lease cost	$2.8	$2.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the maturity of our lease liabilities as of March 31, 2021 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2021	$1.8	$7.3
2022	2.1	8.9
2023	1.8	7.5
2024	1.3	6.7
2025	1.1	3.6
Thereafter	6.6	17.0
Total minimum lease payments	$14.7	$51.0
Less: interest	(5.1)	(8.8)
Present value	$9.6	$42.2

4. Business Combinations, Goodwill and Intangible Assets

Warrick Rolling Mill Acquisition. On March 31, 2021, we acquired Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, the “Warrick Rolling Mill”) for a purchase price of $670.0 million. The Warrick Rolling Mill is a leading producer of can stock for the beverage and food packaging industry in North America. The transaction provides us with non-cyclical end market diversification and re-entry into the packaging end market. Acquisition-related costs incurred and expensed during the quarter ended March 31, 2021 were $11.0 million, primarily related to legal and consulting fees and included within Selling, general, administrative, research and development (“SG&A and R&D”).

The preliminary purchase consideration to allocate was determined as follows (in millions of dollars):

Contract purchase price	$670.0
Preliminary working capital adjustment	31.0
Initial outstanding indebtedness – Other postretirement benefits liabilities	(83.5)
Cash paid at acquisition close on March 31, 2021	617.5
Estimate of post-close adjustments	(12.7)
Total preliminary purchase consideration to allocate	$604.8

The preliminary purchase consideration to allocate is subject to customary post-closing adjustments, estimates of which are included in the table above. We prepared an initial allocation of the purchase consideration as of the acquisition date based on our understanding of the fair value of the acquired assets and assumed liabilities. As we continue to obtain additional information supporting the final valuation of inventories, property, plant and equipment, intangible assets and long-term liabilities, we will refine the estimates of fair value and may revise our allocation of the purchase consideration. We expect to finalize the valuation of the assets and liabilities, as well as the post-closing adjustments as soon as practicable, but in any event no later than one year from the acquisition date.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the acquisition date (in millions of dollars):

Trade receivables	$162.4
Other receivables	6.2
Inventories, including step up	209.0
Property, plant and equipment	385.4
Operating lease assets	12.3
Intangible assets	56.5
Goodwill	27.4
Accounts payable	(143.0)
Accrued salaries, wages and related expenses	(5.9)
Other accrued liabilities	(11.5)
Long-term portion of operating lease liabilities	(8.7)
Pension and other postretirement benefits	(83.7)
Long-term liabilities	(1.6)
Preliminary allocated purchase consideration	$604.8

Intangible Assets. The following table presents the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in millions of dollars):

	Useful Life (in years)	Fair Value
Favorable lease contract	120	$7.0
Favorable commodity contracts	2	11.0
Customer relationships	12	38.5
Total		$56.5

Goodwill. Goodwill related to the Warrick Rolling Mill acquisition is primarily attributable to the assembled workforce and is expected to be deductible for income tax purposes. The following table presents the changes to goodwill during the quarter ended March 31, 2021 (in millions of dollars):

	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Balance as of December 31, 2020	$37.2	$(18.4)	$18.8
Warrick Rolling Mill acquisition	27.4	—	27.4
Balance as of March 31, 2021	$64.6	$(18.4)	$46.2

Results of the Warrick Rolling Mill. The acquisition of the Warrick Rolling Mill was completed after the close of business on March 31, 2021. As such, there are no amounts to be included in our Statements of Consolidated Income.

Certain Unaudited Pro Forma Information. The following unaudited pro forma financial information presents what our results would have been had the Warrick Rolling Mill been acquired on January 1, 2020. The unaudited pro forma information includes adjustments and consequential tax effects related to: (i) amortization and depreciation for intangible assets and property, plant and equipment acquired; (ii) the effects of certain reclassifications and conforming accounting policies; and (iii) acquisition-related transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition occurred at the beginning of fiscal year 2020 or of the results of our future operations of the consolidated business.

	Quarter Ended March 31,
	2021	2020
Net sales	$635.9	$636.1
Net income	$9.9	$3.5

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Warrick Rolling Mill has historically purchased aluminum and electrical power from Alcoa Corporation's smelter in Warrick County, Indiana. Alcoa Corporation’s Warrick smelter historically sold the aluminum to the Warrick Rolling Mill at smelter cost and electrical power from Alcoa Corporation's power plant in Warrick County, Indiana at negotiated prices between the parties.

As part of the acquisition of the Warrick Rolling Mill, we negotiated pricing for aluminum and electrical power with Alcoa Corporation at alternative rates which more closely align with market pricing. The table above does not reflect the cost of aluminum and electrical power under these negotiated rates.

5. Employee Benefits

Short-Term Incentive Plans (“STI Plans”). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2021, we had a liability of $2.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2021 STI Plan.

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

Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 11). Assets of our deferred compensation plan are included in Other assets, classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2021 and December 31, 2020 was $9.5 million and $9.6 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees’ beneficiary association (“VEBA”) that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits (“Salaried VEBA”). We have an ongoing obligation with no express termination date to make annual variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. We paid $1.7 million with respect to 2020 during the quarter ended March 31, 2021. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Warrick Rolling Mill Pension and Other Postretirement Benefits. In conjunction with the Warrick Rolling Mill acquisition, we assumed certain defined benefit pension obligations for certain union employees hired prior to January 1, 2020 and other postretirement benefit (“OPEB”) obligations relating to retiree medical and life insurance benefits for certain union employees hired prior to July 1, 2010, and were active union employees of the Warrick Rolling Mill on March 31, 2021 and we agreed to establish new plans with respect to each. Pension and OPEB liabilities and expenses are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age and mortality). The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to the Warrick Rolling Mill’s pension plan and OPEB. We used a March 31 measurement date for both of the plans.

The following table presents the assumptions used to determine the Warrick Rolling Mill pension and OPEB obligations:

	Warrick Pension Plan	Warrick OPEB
	As of March 31, 2021	As of March 31, 2021
Discount rate	3.24%	2.97%
Expected long-term return on plan assets	7.00%	N/A
Trend rate (initial)	N/A	5.40%
Trend rate (ultimate)	N/A	4.00%
Years to reach ultimate trend	N/A	14
Rate of compensation increase	2.50%	—

The accumulated benefit obligation at March 31, 2021 for the Warrick Rolling Mill’s pension plan and OPEB was $6.7 million and $78.0 million, respectively, of which $1.0 million was recorded within Other accrued liabilities. Our expected minimum contributions to the Warrick Rolling Mill pension plan and OPEB in 2021 is $0.1 million and $0.7 million, respectively.

The following table presents the minimum net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2021	2022	2023	2024	2025	2026-2030
Warrick pension plan benefit payments	$0.1	$0.1	$0.2	$0.3	$0.5	$4.4
Warrick OPEB plan benefit payments	0.7	1.6	2.3	3.0	3.7	27.2
Total net benefits	$0.8	$1.7	$2.5	$3.3	$4.2	$31.6

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Defined contribution plans[1]	$3.4	$3.9
Deferred compensation plan[2]	—	(0.4)
Multiemployer pension plans[1]	1.1	1.3
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	0.6	1.2
Total	$5.1	$6.0

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) with the remaining balance in SG&A and R&D.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

and (v) amortization of net actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarter ended March 31, 2021.

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Salaried VEBA[1]:
Interest cost	$0.4	$0.6
Expected return on plan assets	(0.8)	(0.7)
Amortization of prior service cost[2]	0.9	1.2
Amortization of net actuarial loss	0.1	0.1
Total net periodic postretirement benefit cost relating to Salaried VEBA	$0.6	$1.2

[1]	The service cost was insignificant for all periods presented.
[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, vice president of treasury, risk and procurement and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

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

In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was $0.2 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at both March 31, 2021 and December 31, 2020. For more information about concentration risks concerning customers and suppliers, see Note 15.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Cash Flow Hedges

We designate forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”), used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income (loss), net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 9 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive loss (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

The following table summarizes the volume of our derivative and/or physical delivery commitments with energy companies in place to cover our exposure to price fluctuations of our expected variable priced energy purchases as of March 31, 2021:

	Remainder of 2021	2022	2023	2024	2025	2026
Natural Gas	46%	50%	49%	45%	20%	20%
Electricity	96%	76%	44%	—	—	—

Fair Value Hedges

We are exposed to foreign currency exchange risk related to firm-price commitments for equipment purchases from foreign manufacturers. We, from time to time, in the ordinary course of business, use third-party hedging instruments to mitigate our exposure to currency exchange rate fluctuations on these purchases and designate such hedging instruments as fair value hedges. Gain or loss related to components excluded from the assessment of effectiveness from these fair value hedges is first recognized in AOCI and subsequently reclassified to Depreciation and amortization on a straight-line basis over the term of the hedge. Gain or loss on the hedged item (e.g., equipment purchase firm commitments) and the remaining gain or loss on the fair value hedge is recorded within Depreciation and amortization in the period that the gain or loss occurs. Any difference between the change in the fair value of the excluded component and amounts recognized in income on a straight-line basis over the term of the hedge is recognized in AOCI.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2021:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/21 through 12/23	113.5
Fixed price sales contracts	4/21 through 11/21	0.9
Midwest premium swap contracts[1]	4/21 through 12/23	69.1

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/21 through 12/22	9.1
Fixed price sales contracts	4/21 through 12/21	3.2

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	4/21 through 12/24	6,060,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	4/21 through 12/22	417,030

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Gain) Loss

The following table summarizes the amount of (gain) loss included on our Statements of Consolidated Income associated with all derivative contracts (in millions of dollars):

	Quarter Ended March 31,		Statements of Consolidated
	2021	2020	Income Classification
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$262.5	$286.6	Cost of products sold
Fair value hedges	n/a	$13.2	Depreciation and amortization

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(2.9)	$5.7	Cost of products sold
Alloying Metals	(0.9)	0.6	Cost of products sold
Natural gas	—	0.5	Cost of products sold
Electricity	—	0.2	Cost of products sold
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(3.8)	$7.0

Loss (gain) recognized in our Statements of Consolidated Income related to fair value hedges:
Foreign exchange contracts	$—	$0.2	Depreciation and amortization
Hedged item	—	(0.2)	Depreciation and amortization
Excluded component amortized from AOCI	—	0.2	Depreciation and amortization
Total loss recognized in our Statements of Consolidated Income related to fair value hedges	$—	$0.2

Gain recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals – Unrealized gain	$(0.3)	$—	Cost of products sold
Total gain recognized in our Statements of Consolidated Income related to non-designated hedges:	$(0.3)	$—

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of March 31, 2021			As of December 31, 2020
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$8.9	$(0.1)	$8.8	$4.6	$(0.1)	$4.5
Fixed price sales contracts	—	(0.1)	(0.1)	—	—	—
Midwest premium swap contracts	3.0	—	3.0	0.2	(1.2)	(1.0)
Natural gas – Fixed price purchase contracts	0.3	(1.1)	(0.8)	0.2	(1.5)	(1.3)
Electricity – Fixed price purchase contracts	3.7	(1.7)	2.0	2.0	(2.5)	(0.5)
Total cash flow hedges	15.9	(3.0)	12.9	7.0	(5.3)	1.7

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	4.2	(0.1)	4.1	3.9	—	3.9
Fixed price sales contracts	—	(1.2)	(1.2)	—	(1.3)	(1.3)
Total non-designated hedges	4.2	(1.3)	2.9	3.9	(1.3)	2.6

Total	$20.1	$(4.3)	$15.8	$10.9	$(6.6)	$4.3

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2021	As of December 31, 2020
Derivative assets:
Prepaid expenses and other current assets	$15.5	$8.4
Other assets	4.6	2.5
Total derivative assets	$20.1	$10.9
Derivative liabilities:
Other accrued liabilities	$(2.2)	$(3.8)
Long-term liabilities	(2.1)	(2.8)
Total derivative liabilities	$(4.3)	$(6.6)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

7. Debt and Credit Facility

Senior Notes

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). The unamortized amount of debt issuance costs relating to the 6.50% Senior Notes as of March 31, 2021 was

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

$5.0 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 6.50% Senior Notes was $6.0 million for the quarter ended March 31, 2021. The effective interest rate of the 6.50% Senior Notes is approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $371.3 million and $376.8 million at March 31, 2021 and December 31, 2020, respectively.

4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount (“4.625% Senior Notes”). The unamortized amount of debt issuance costs as of March 31, 2021 was $6.3 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million for both quarters ended March 31, 2021 and March 31, 2020. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $511.7 million and $521.3 million at March 31, 2021 and December 31, 2020, respectively.

The amount of interest expense capitalized as construction in progress was $0.1 million and $0.3 million during the quarters ended March 31, 2021 and March 31, 2020, respectively.

Revolving Credit Facility

Our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) provides us with a $375.0 million funding commitment through October 2024.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2021 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$375.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.8)
Remaining borrowing availability	$367.2
Borrowing rate (if applicable)[1]	3.50%

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

8. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 6 and Note 7).

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at our Spokane, Washington (“Trentwood”) facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with Ecology in 2020 to evaluate and implement new technologies for PCB removal from groundwater on a pilot basis.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The primary technology we are evaluating is Ultraviolet Light Advanced Oxidation Process. As the long-term success of the new methodology cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long term results become available.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending June 30, 2021. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 7 to 13 months.

At March 31, 2021, our environmental accrual of $18.0 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Warrick Rolling Mill Potential CARO Liability. We identified potential conditional asset retirement obligations (“CAROs”) related to the future removal and disposal of asbestos that is contained within the Warrick Rolling Mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be reasonably estimated. As of March 31, 2021, we are in the process of evaluating and determining the fair value of a potential CARO, if any, acquired as part of the Warrick Rolling Mill acquisition. No liability has been recorded on our accompanying Consolidated Balance Sheets as the liability is currently indeterminable. We may conclude at a future date that a CARO exists and we could be required to record a liability for the related obligations in amounts that are material to our consolidated financial statements. While we do not currently expect that the CARO liability will be material to our consolidated financial statements, there can be no assurance as to the existence of a CARO obligation and corresponding liabilities that we may be required to record in the future.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(19.8)	$(33.2)
Amortization of net actuarial loss[1]	0.1	0.1
Amortization of prior service cost[1]	0.9	1.2
Less: income tax expense[2]	(0.3)	(0.3)
Net amortization reclassified from AOCI to Net income	0.7	1.0
Translation impact on Canadian pension plan AOCI balance	—	0.1
Other comprehensive income, net of tax	0.7	1.1
Ending balance	$(19.1)	$(32.1)

Available for Sale Securities:
Beginning balance	$—	$0.3
Unrealized gain on available for sale securities	—	1.3
Less: income tax expense	—	(0.3)
Net unrealized gain on available for sale securities	—	1.0
Reclassification of unrealized gain upon sale of available for sale securities[3]	—	(1.5)
Less: income tax benefit[2]	—	0.3
Net gain reclassified from AOCI to Net income	—	(1.2)
Other comprehensive loss, net of tax	—	(0.2)
Ending balance	$—	$0.1

Cash Flow Hedges:
Beginning balance	$1.1	$(5.6)
Unrealized gain (loss) on cash flow hedges	13.9	(27.9)
Less: income tax (expense) benefit	(3.3)	6.8
Net unrealized gain (loss) on cash flow hedges	10.6	(21.1)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges[4]	(2.7)	7.0
Less: income tax benefit (expense)[2]	0.6	(1.8)
Net (gain) loss reclassified from AOCI to Net income	(2.1)	5.2
Other comprehensive income (loss), net of tax	8.5	(15.9)
Ending balance	$9.6	$(21.5)

Fair Value Hedges:
Beginning balance	$—	$—
Unrealized loss on fair value hedges	—	(0.8)
Less: income tax benefit	—	0.2
Net unrealized loss on fair value hedges	—	(0.6)
Excluded component amortized from OCI to Net income	—	0.2
Less: income tax expense[2]	—	(0.1)
Net loss reclassified from AOCI to Net income	—	0.1
Other comprehensive loss, net of tax	—	(0.5)
Ending balance	$—	$(0.5)

Foreign Currency Translation:
Beginning balance	$—	$(0.1)
Other comprehensive loss, net of tax	(0.1)	—
Ending balance	$(0.1)	$(0.1)

Total AOCI ending balance	$(9.6)	$(54.1)

[1]	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.
[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax benefit (provision).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[3]

Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of AOCI.

[4]	As of March 31, 2021, we estimate a net mark-to-market loss before tax of $13.3 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

10. Restructuring

2020 Plan. In order to align our projected operational requirements with reduced short and mid-term commercial aerospace demand as a result of the Coronavirus Disease 2019 (“COVID-19”) pandemic, we initiated a restructuring plan during the quarter ended June 30, 2020, which consisted primarily of reduction in force measures (“2020 Plan”).

Employee costs related to the 2020 Plan were included within Restructuring costs in our Statements of Consolidated Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2020 Plan were incurred and expensed as of December 31, 2020.

We have incurred total Restructuring costs of $6.8 million under the 2020 Plan through the quarter ended March 31, 2021. Cash payments associated with the restructuring plan are estimated to extend through 2022.

The following table summarizes the changes to our 2020 Plan liabilities during the quarter ended March 31, 2021 (in millions of dollars):

Quarter Ended March 31, 2021
Balance as of December 31, 2020	$1.4
Cash payments	(0.4)
Other adjustments[1]	(0.7)
Balance as of March 31, 2021	$0.3

[1]

In March 2021, we revised our production forecast for 2021, thereby reducing the estimated number of headcount reductions necessary as compared with our initial restructuring plan. As such, included in Other adjustments is a reduction to our estimated restructuring liability of $0.7 million with an offset to Restructuring costs to accommodate the revised headcount requirements.

11. Other Expense, Net

Other expense, net, consisted of the following (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Interest income	$0.1	$0.1
Net periodic postretirement benefit cost relating to Salaried VEBA	(0.6)	(1.2)
Realized gain on available for sale securities	—	1.5
Unrealized loss on equity securities	(0.1)	(0.6)
All other, net	0.2	(0.6)
Other expense, net	$(0.4)	$(0.8)

12. Income Tax Matters

The income tax benefit (provision) consisted of the following (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Domestic	$0.6	$(9.5)
Foreign	(0.3)	(0.1)
Total	$0.3	$(9.6)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The income tax benefit (provision) for the quarters ended March 31, 2021 and March 31, 2020 was $0.3 million and ($9.6) million, respectively, reflecting an effective tax rate of (6%) and 25%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2021 was primarily due to: (i) a decrease of $0.6 million (or 15% of taxable income) for a change in state tax rate due to the Warrick Rolling Mill acquisition; (ii) a decrease of $0.4 million (or 10% of taxable income) to the valuation allowance for certain state net operating losses; and (iii) a decrease of $0.2 million (or 6% of taxable income) for the recognition of excess tax benefits from stock-based compensation.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2020.

Our gross unrecognized benefits relating to uncertain tax positions were $4.0 million and $3.8 million at March 31, 2021 and December 31, 2020, respectively, of which, $1.5 million would be recorded through our income tax provision and thus impact the effective tax rate at both March 31, 2021 and December 31, 2020, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

13. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarter ended March 31, 2021 and March 31, 2020, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2021	2020
Numerator:
Net income	$4.5	$29.1
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,805	15,838
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	182	170
Diluted	15,987	16,008

Net income per common share, Basic:	$0.28	$1.83
Net income per common share, Diluted:	$0.28	$1.81

[1]

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2021 and March 31, 2020, approximately 22,000 shares and 2,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

14. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2021	2020
	(In millions of dollars)
Interest paid	$11.7	$6.1
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$2.0	$4.7

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$13.6	$4.2
Cash paid for amounts included in the measurement of operating lease liabilities	$1.3	$1.1
Finance lease liabilities arising from obtaining finance lease assets	$1.8	$0.1

	As of March 31,
	2021	2020
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$128.0	$307.2
Restricted cash included in Other assets[1]	13.8	13.9
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$141.8	$321.1

1

We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

15. Business, Product and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace and high strength (“Aero/HS products”), automotive (“Automotive Extrusions”), general engineering (“GE products”) and other industrial (“Other products”). Our acquisition of the Warrick Rolling Mill on March 31, 2021 (see Note 4) will expand our end market applications to include aluminum beverage and food packaging. We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Net sales:
Aero/HS products	$111.7	$196.0
Automotive Extrusions	57.6	47.4
GE products	150.4	121.7
Other products	4.3	4.2
Total net sales	$324.0	$369.3

Timing of revenue recognition:
Products transferred at a point in time	$200.2	$215.6
Products transferred over time	123.8	153.7
Total net sales	$324.0	$369.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Income taxes paid:
Domestic	$0.1	$—
Foreign	0.3	0.1
Total income taxes paid	$0.4	$0.1

16. Subsequent Events

Dividend Declaration. On April 13, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.72 per common share. As such, we expect to pay approximately $11.6 million (including dividend equivalents) on or about May 14, 2021 to stockholders of record and the holders of certain restricted stock units at the close of business on April 23, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions; (ii) general economic and business conditions, including the impact of the global outbreak of Coronavirus Disease 2019 (“COVID-19”) and governmental and other actions taken in response, cyclicality and other conditions in the aerospace, automotive and other end market applications we serve; (iii) developments in technology; (iv) new or modified statutory or regulatory requirements; and (v) changing prices and market conditions. This Item, Part II, Item 1A. “Risk Factors” included in this Report and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Non-GAAP Financial Measures

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

Metal Pricing Policies

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

Business Overview

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

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Additionally, we have a facility in Columbia, New Jersey that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the quarter ended March 31, 2021 totaled $324.0 million on 136.9 million pounds shipped from our facilities. We employed approximately 2,590 people at March 31, 2021.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers and metal service centers. Historically, approximately 43% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 57% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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

Warrick Rolling Mill Acquisition

On March 31, 2021, after the close of business, we completed our purchase of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, the “Warrick Rolling Mill”) from Alcoa Corporation. This acquisition will provide us re-entry into the North American aluminum beverage and food packaging industry, which is a strong and growing non-cyclical end market driven by sustainability trends and the secular shift from plastic to aluminum. We believe the addition of this non‑cyclical end market will be highly complementary to our existing aerospace, automotive and general engineering cyclical end markets and will provide excellent opportunities for long-term growth. The acquisition of the Warrick Rolling Mill further demonstrates our strategy to serve technically challenging end market applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

Highlights of the quarter ended March 31, 2021 include:

•	Completed our $670.0 million purchase of the Warrick Rolling Mill from Alcoa Corporation;
•	For the quarter ended March 31, 2021, we reported Operating income of $16.9 million, VAR of $171.7 million and Adjusted EBITDA of $37.5 million, all of which excluded Warrick Rolling Mill results;
•	Automotive Extrusions experienced robust demand with multiple new programs successfully launched and underway;
•	GE products remains strong with solid underlying demand and re-stocking in the supply chain;
•	Commercial aerospace demand has stabilized but remains weak, while demand for defense applications remains strong;
•

Combined cash and cash equivalents and net borrowing availability under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (”Revolving Credit Facility”) was $495.2 million as of March 31, 2021;

•	We paid cash dividends and dividend equivalents of $0.72 per share or $11.7 million during the quarter ended March 31, 2021.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $324.0 million and $369.3 million for the quarters ended March 31, 2021 and March 31, 2020, respectively, reflecting an 18.7 million pound (12%) decrease in shipment volume. The shipment volume decrease reflected: (i) a 30.3 million pound (46%) decrease in Aero/HS products compared to the quarter ended March 31, 2020, primarily due to the impact of the COVID-19 pandemic on commercial aerospace demand and (ii) a 0.1 million pound (4%) decrease in Other products reflecting our planned exit from non-strategic applications, partially offset by: (i) an 8.8 million pound (14%) increase in GE products reflecting the impacts of customer restocking and demand for semi-conductor and other applications and (ii) a 2.9 million pound (12%) increase in Automotive Extrusions reflecting new program launches. The average realized sales price per pound reflected a $0.14/lb (14%) increase in average Hedged Cost of Alloyed Metal price per pound and a $0.14/lb (10%) decrease in VAR per pound due to the mix within Aero/HS and GE products. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2021 totaled $262.5 million, or 81% of Net sales, compared to $286.6 million, or 78% of Net sales, for the quarter ended March 31, 2020. The decrease of $24.1 million reflected: (i) a $23.8 million decrease in net manufacturing conversion and other costs and (ii) a $0.3 million decrease in Hedged Cost of Alloyed Metal. The

$23.8 million decrease in net manufacturing conversion and other costs reflected: (i) a $20.1 million decrease related to lower sales and a reduction of manufacturing costs to meet reduced end market application demand and (ii) $5.2 million of lower benefits and overhead costs, partially offset by a $1.7 million increase in other manufacturing costs due to lower manufacturing efficiencies. Of the $0.3 million decrease in Hedged Cost of Alloyed Metal, $18.3 million was due to lower shipment volume, as discussed above in “Net Sales,” offset by $18.0 million due to higher hedged metal prices. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the quarters ended March 31, 2021 and March 31, 2020.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $31.8 million and $23.9 million for the quarters ended March 31, 2021 and March 31, 2020, respectively. The increase during the quarter ended March 31, 2021 was due primarily to a $10.5 million increase in legal and consulting expense primarily related to the Warrick Rolling Mill acquisition, partially offset by: (i) a $1.1 million reduction in salaries and benefits and (ii) a $0.7 million reduction in travel expense.

Restructuring Benefit. See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our Revolving Credit Facility, net of capitalized interest. Interest expense was $12.3 million and $6.1 million for the quarters ended March 31, 2021 and March 31, 2020, respectively. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of: (i) our debt and credit facilities that were in effect during each of the quarters ended March 31, 2021 and March 31, 2020 and (ii) interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Net income	$4.5	$29.1
Interest expense	12.3	6.1
Other expense, net	0.4	0.8
Income tax (benefit) provision	(0.3)	9.6
Depreciation and amortization	13.5	13.2
Non-run-rate items:
Restructuring benefit	(0.7)	—
Adjustments to plant-level LIFO[1]	(2.9)	(0.7)
Mark-to-market (gain) loss on derivative instruments[2]	(0.3)	0.1
Workers' compensation cost due to discounting	—	0.7
Environmental expenses[3]	—	0.5
Acquisition costs[4]	11.0	—
Total non-run-rate items	7.1	0.6
Adjusted EBITDA	$37.5	$59.4

[1]

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]

Mark-to-market (gain) loss on derivative instruments for 2021 and 2020 represents: (i) the reversal of mark-to-market (gain) loss on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and

settled in the periods presented above and (ii) (gain) loss on non-designated commodity hedges. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.
[3]

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

[4]	Non-run-rate acquisition costs are acquisition-related transaction costs primarily comprised of legal and consulting fees.

Adjusted EBITDA for the quarter ended March 31, 2021 was $21.9 million lower than Adjusted EBITDA for the quarter ended March 31, 2020, primarily reflecting a $26.4 million sales impact, partially offset by a $5.7 million reduction in plant and corporate overhead.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Quarter Ended March 31,
	2021		2020
Aero/HS Products:
Shipments (mmlbs)	36.1		66.4
	$	$ / lb	$	$ / lb
Net sales	$111.7	$3.09	$196.0	$2.95
Less: Hedged Cost of Alloyed Metal	(40.9)	(1.13)	(65.9)	(0.99)
VAR	$70.8	$1.96	$130.1	$1.96

Automotive Extrusions:
Shipments (mmlbs)	27.2		24.3
	$	$ / lb	$	$ / lb
Net sales	$57.6	$2.12	$47.4	$1.95
Less: Hedged Cost of Alloyed Metal	(29.9)	(1.10)	(23.4)	(0.96)
VAR	$27.7	$1.02	$24.0	$0.99

GE Products:
Shipments (mmlbs)	71.2		62.4
	$	$ / lb	$	$ / lb
Net sales	$150.4	$2.11	$121.7	$1.95
Less: Hedged Cost of Alloyed Metal	(78.9)	(1.11)	(61.0)	(0.98)
VAR	$71.5	$1.00	$60.7	$0.97

Other Products:
Shipments (mmlbs)	2.4		2.5
	$	$ / lb	$	$ / lb
Net sales	$4.3	$1.79	$4.2	$1.68
Less: Hedged Cost of Alloyed Metal	(2.6)	(1.08)	(2.4)	(0.96)
VAR	$1.7	$0.71	$1.8	$0.72

Total:
Shipments (mmlbs)	136.9		155.6
	$	$ / lb	$	$ / lb
Net sales	$324.0	$2.37	$369.3	$2.37
Less: Hedged Cost of Alloyed Metal	(152.3)	(1.12)	(152.7)	(0.98)
VAR	$171.7	$1.25	$216.6	$1.39

Outlook

Prior to the completion of the Warrick Rolling Mill acquisition, our outlook for the full year 2021 anticipated total VAR up 5% to 10% year-over-year and an EBITDA margin (Adjusted EBITDA as a percentage of VAR) comparable to 2020 driven by strong growth in Automotive Extrusions, defense applications and GE products. With the Warrick Rolling Mill acquisition now completed, we have updated the full year outlook for 2021 to reflect approximately $375.0 million to $400.0 million of additional VAR for the remainder of the year and reiterate our expectation of an EBITDA margin comparable to 2020.

We anticipate Aero/HS products demand to continue improving through the balance of the year driven by growth in defense related programs and business jet production. Demand for our products related to large commercial airframe production appears to have stabilized with continued recovery through 2023 to 2024.

Demand for our Automotive Extrusions remains robust with multiple new programs successfully launched and underway. We have experienced slight delays in some programs mainly due to the semiconductor chip shortage anticipated to continue through the first half of 2021. If the shortage is not recoverable in the second half of 2021, Automotive Extrusions VAR for 2021 could be slightly lower than previously anticipated.

Strength in demand for our GE products continues to reflect strong underlying demand driven by growth in semiconductor and automotive applications, strong service center demand and restocking in the supply chain as lead-times from mills continue to extend.

The outlook for aluminum packaging is very promising with favorable demand and industry dynamics. North American can demand was up 5% year-over-year in 2020 and projected to increase an additional 3% to 5% in 2021 and beyond. Can stock demand is driven by sustainability trends and the secular shift from plastic to aluminum in the packaging industry and growing consumer preference for crafted beer and spiked seltzer. In addition, capacity for beverage and food can stock has shifted from aluminum packaging into other end markets including Automotive Extrusions and other industrial applications.

As we look forward, we are well positioned for continued long-term growth with a diversified portfolio and strong secular growth trends in each of our served end markets:

•Packaging with sustainability-driven conversion from plastics in beverage and food can applications,

•Aero/HS products with a return in global passenger air travel,

•Automotive Extrusions with continued light weighting of vehicles to achieve fuel economy and

•GE products with strong demand for domestic supply of our broad offering of fabricated products.

We have identified multiple expansion opportunities to accelerate our growth in our served markets and we have solid liquidity and financial flexibility to support these opportunities for profitable growth.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2021	As of December 31, 2020
Available cash and cash equivalents	$128.0	$780.3
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	367.2	251.5
Total liquidity	$495.2	$1,031.8

[1]	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2021 and December 31, 2020.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents consist primarily of investment-grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less.

See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2021.

There were no borrowings under our Revolving Credit Facility (see Note 7 of Notes to Interim Consolidated Financial Statements included in this Report) as of March 31, 2021, or as of December 31, 2020.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2021	2020
Total cash (used in) provided by:
Operating activities	$(11.4)	$52.4
Investing activities	$(626.6)	$18.6
Financing activities	$(14.5)	$(28.5)

Cash used in operating activities for the quarter ended March 31, 2021 reflected: (i) an increase in accounts payable of $33.0 million driven predominantly by the volume of metal purchases; (ii) an increase in trade and other receivables of $31.7 million driven primarily by improved Net sales; (iii) an increase in inventory of $24.3 million; and (iv) an increase in spending of $11.0 million for acquisition costs, primarily comprised of legal and consulting fees.

Cash provided by operating activities for the quarter ended March 31, 2020 reflected an increase in accounts payable of $21.7 million driven by increases in the quantity of metal purchases with an offsetting increase in inventory of $17.0 million partially to meet aerospace demand and partially due to our automotive customers temporarily curtailing operations late in the quarter.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended March 31, 2021 and March 31, 2020.

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

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. At May 3, 2021, there were no borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our Revolving Credit Facility.

Debt

See “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements – Contractual Obligations and Commercial Commitments” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for mandatory principal and cash interest payments on the outstanding borrowings.

We do not believe that covenants in the indentures governing the unsecured senior notes are likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood facility, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth.

As a response to the COVID-19 pandemic and in order to preserve liquidity, in April 2020 we adjusted our capital spending plans to focus on critical sustaining projects and modest investment opportunities to further support our automotive growth and enhance efficiencies throughout our operations. As such, our $375.0 million multi-year expansion and operational security investment project at our Trentwood facility has been deferred pending changes in market conditions and demand for our Aero/HS products. Following the Warrick Rolling Mill acquisition, we anticipate that total capital spending in 2021 will be approximately $75.0 million to $85.0 million.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our unsecured senior notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.

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

See our Statements of Consolidated Stockholders’ Equity and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2021 and March 31, 2020, and declared subsequent to March 31, 2021.

Repurchases of Common Stock

In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding repurchases of common stock during the quarters ended March 31, 2021 and March 31, 2020 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2021 and March 31, 2020, in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2021, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.

As of March 31, 2021, we assumed the contractual obligations and commercial commitments of the Warrick Rolling Mill. These commitments related primarily to the purchase of aluminum and related alloys used in their production process in the ordinary course of business. We anticipate spending for minimum volumes on these commitments of $400.0 million to $500.0 million during the remainder of 2021. For updated maturities of lease liabilities, as well as net benefits expected to be paid for pension and other postretirement benefit obligations that include the Warrick Rolling Mill, see Note 3 and Note 5, respectively, of Notes to Interim Consolidated Financial Statements included in this Report.

Except as otherwise disclosed herein, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2020.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no other material changes in our critical accounting estimates and policies since December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. As discussed more fully in Note 6 of Notes to Interim Consolidated Financial Statements included in this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our pricing of fabricated aluminum, firm-price arrangements and third-party hedging instruments.

During the quarters ended March 31, 2021 and March 31, 2020, settlements of derivative contracts covering 20.3 million pounds and 43.3 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At March 31, 2021, we had derivative contracts with respect to approximately 87.4 million pounds, 24.0 million pounds and 1.2 million pounds to hedge sales to be made in the remainder of 2021, 2022 and 2023, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of March 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $11.3 million and $6.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.01 per pound decrease in the Midwest premium for aluminum as of March 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.7 million in both periods, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc (“Alloying Metals”). As of March 31, 2021, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of March 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark‑to-market loss of $0.3 million in both periods, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million in both periods as of March 31, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of March 31, 2021. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $6.1 million and $6.6 million as of March 31, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of March 31, 2021 and December 31, 2020 would have resulted in an unrealized mark‑to‑market loss of $2.1 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Kaiser Aluminum Corporation. We are in the process of incorporating the Warrick Rolling Mill’s operations into our internal control over financial reporting and intend to complete this for inclusion in our annual report on internal control over financial reporting as of December 31, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2020.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning risk factors. The following additional risk factors were during the quarter ended March 31, 2021.

Aluminum beverage and food packaging products are subject to competition from substitute products and decreases in demand, which could result in lower profits and reduced cash flows.

On March 31, 2021, we completed our acquisition of the Warrick Rolling Mill (as defined in Note 4 of Notes to Interim Consolidated Financial Statements included in this Report), pursuant to the terms of the Purchase Agreement between Kaiser Aluminum Corporation and Alcoa Corporation (“Alcoa”) dated November 30, 2020. The Warrick Rolling Mill serves to expand our flat-rolled product offering to include aluminum sheet produced for demanding end market applications in the beverage and food packaging industry in North America. Such product offerings are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales and our ability to realize the benefits of the Warrick Rolling Mill acquisition. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at the Warrick Rolling Mill.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at the Warrick Rolling Mill, which include “support services” such as the provision of potable water, compressed air, laboratory services, electricity, steam and hot water. In order to transition the Warrick Rolling Mill from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to provide “transition services,” including providing infrastructure and equipment for the production of steam, hot water and compressed air and conveying the filtration plant currently utilized for the supply of potable water. In addition, Alcoa has agreed to pay for the development of infrastructure necessary for the Warrick Rolling Mill to obtain electricity from a third party power supplier, subject to certain conditions. Alcoa has agreed to provide the support services through a period to extend no later than June 30, 2024, by which date Alcoa must complete its transition services. A failure by Alcoa to provide support services or transition services within the time frames and upon the terms agreed to could cause us to incur substantial costs to keep the Warrick Rolling Mill operational or result in the temporary or permanent shutdown of the Warrick Rolling Mill’s operations. In the event that production of the Warrick Rolling Mill is negatively impacted by the failure to provide support or transition services, our business, financial condition and results of operations could be adversely affected.

We are exposed to risks related to our receivables supply chain financing arrangements.

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable without recourse to such customers’ financial institutions. To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables. The utility of the supply chain financing arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement. If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2021:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2021 - January 31, 2021	—	$—	—	$—	$—
February 1, 2021 - February 28, 2021	—	—	—	—	$—
March 1, 2021 - March 31, 2021	20,625	114.61	—	—	$—
Total	20,625	$114.61	—	$—	—

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

[2]

In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At March 31, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about restrictions on dividend payments contained in our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) and in the indenture for our unsecured senior notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1

Amended and Restated Severance Agreement dated March 5, 2021 between the Company and John M. Donnan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 11, 2021, File No. 001-09447).

10.2

Kaiser Aluminum Fabricated Products 2021 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 11, 2021, File No. 001-09447).

10.3

Kaiser Aluminum Fabricated Products 2021-2023 Long-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 11, 2021, File No. 001-09447).

10.4

Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 1, 2021, File No. 001-09447).

*31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Taxonomy Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER ALUMINUM CORPORATION

/s/ Neal E. West
Neal E. West
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer Huey
Jennifer Huey
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 5, 2021