Form 10-Q
period 2021-06-30
KAISER ALUMINUM CORP
filed 2021-07-26
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 19, 2021, there were 15,859,820 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2021	As of December 31, 2020
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$283.1	$780.3
Receivables:
Trade receivables, net	389.2	112.8
Other	38.9	11.6
Contract assets	46.6	36.1
Inventories	383.2	152.0
Prepaid expenses and other current assets	59.6	28.6
Total current assets	1,200.6	1,121.4
Property, plant and equipment, net	951.9	627.2
Operating lease assets	39.5	26.5
Deferred tax assets, net	1.2	—
Intangible assets, net	79.6	26.7
Goodwill	39.3	18.8
Other assets	102.4	44.1
Total	$2,414.5	$1,864.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344.1	$86.1
Accrued salaries, wages and related expenses	39.9	30.8
Other accrued liabilities	55.5	41.4
Total current liabilities	439.5	158.3
Long-term portion of operating lease liabilities	34.4	25.6
Pension and other postretirement benefits	87.0	1.3
Net liabilities of Salaried VEBA	17.0	17.8
Deferred tax liabilities	4.6	13.9
Long-term liabilities	75.8	77.3
Long-term debt	1,035.5	838.1
Total liabilities	1,693.8	1,132.3
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2021 and December 31, 2020; no shares were issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2021 and December 31, 2020; 22,695,106 shares issued and 15,859,820 shares outstanding at June 30, 2021; 22,647,455 shares issued and 15,812,169 shares outstanding at December 31, 2020	0.2	0.2
Additional paid in capital	1,073.2	1,068.6
Retained earnings	116.9	158.2
Treasury stock, at cost, 6,835,286 shares at both June 30, 2021 and December 31, 2020	(475.9)	(475.9)
Accumulated other comprehensive income (loss)	6.3	(18.7)
Total stockholders’ equity	720.7	732.4
Total	$2,414.5	$1,864.7

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED (LOSS) INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions of dollars, except share and per share amounts)
Net sales	$741.0	$275.7	$1,065.0	$645.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	673.3	224.5	935.8	511.1
Depreciation and amortization	25.8	13.0	39.3	26.2
Selling, general, administrative, research and development	30.9	22.7	62.7	46.6
Restructuring (benefit) costs	(0.1)	11.9	(0.8)	11.9
Other operating loss (income), net	—	(1.1)	—	(1.1)
Total costs and expenses	729.9	271.0	1,037.0	594.7
Operating income	11.1	4.7	28.0	50.3
Other (expense) income:
Interest expense	(12.4)	(10.5)	(24.7)	(16.6)
Other (expense) income, net – Note 11	(36.6)	0.5	(37.0)	(0.3)
(Loss) income before income taxes	(37.9)	(5.3)	(33.7)	33.4
Income tax benefit (provision)	15.5	(1.3)	15.8	(10.9)
Net (loss) income	$(22.4)	$(6.6)	$(17.9)	$22.5
Net (loss) income per common share:
Basic	$(1.42)	$(0.41)	$(1.13)	$1.42
Diluted	$(1.42)	$(0.41)	$(1.13)	$1.41
Weighted-average number of common shares outstanding (in thousands):
Basic	15,835	15,781	15,820	15,809
Diluted	15,835	15,781	15,820	15,929

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions of dollars)		(In millions of dollars)
Net (loss) income	$(22.4)	$(6.6)	$(17.9)	$22.5
Other comprehensive income (loss), net of tax – Note 9:
Defined benefit pension plan and Salaried VEBA	0.7	0.9	1.4	2.0
Available for sale securities	—	(0.3)	—	(0.5)
Cash flow hedges	15.2	10.8	23.7	(5.1)
Fair value hedges	—	0.5	—	—
Foreign currency translation	—	—	(0.1)	—
Other comprehensive income (loss), net of tax	15.9	11.9	25.0	(3.6)
Comprehensive (loss) income	$(6.5)	$5.3	$7.1	$18.9

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2021

	Common Shares Outstanding[1,2]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net income	—	—	—	4.5	—	—	4.5
Other comprehensive income, net of tax	—	—	—	—	—	9.1	9.1
Common shares issued (including impacts from Long-Term Incentive programs)	56,394	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(20,625)	—	(2.4)	—	—	—	(2.4)
Cash dividends declared[3]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.1	—	—	—	3.1
BALANCE, March 31, 2021	15,847,938	$0.2	$1,069.3	$151.0	$(475.9)	$(9.6)	$735.0
Net loss	—	—	—	(22.4)	—	—	(22.4)
Other comprehensive income, net of tax	—	—	—	—	—	15.9	15.9
Common shares issued (including impacts from Long-Term Incentive programs)	12,291	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(409)	—	—	—	—	—	—
Cash dividends declared[3]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2021	15,859,820	$0.2	$1,073.2	$116.9	$(475.9)	$6.3	$720.7

[1]	At June 30, 2021, 729,450 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
[2]

There were no repurchases of common stock during the quarters ended March 31, 2021 and June 30, 2021. At June 30, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share was $0.72 for each of the quarters ended March 31, 2021 and June 30, 2021.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2020

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	29.1	—	—	29.1
Other comprehensive loss, net of tax	—	—	—	—	—	(15.5)	(15.5)
Common shares issued (including impacts from Long-Term Incentive programs)	119,598	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[1]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[2]	—	—	—	(11.3)	—	—	(11.3)
Amortization of unearned equity compensation	—	—	1.7	—	—	—	1.7
BALANCE, March 31, 2020	15,789,594	$0.2	$1,060.3	$190.6	$(475.9)	$(54.1)	$721.1
Net income	—	—	—	(6.6)	—	—	(6.6)
Other comprehensive loss, net of tax	—	—	—	—	—	11.9	11.9
Common shares issued (including impacts from Long-Term Incentive programs)	22,575	—	0.4	—	—	—	0.4
Cash dividends declared[2]	—	—	—	(10.6)	—	—	(10.6)
Amortization of unearned equity compensation	—	—	2.6	—	—	—	2.6
BALANCE, June 30, 2020	15,812,169	$0.2	$1,063.3	$173.4	$(475.9)	$(42.2)	$718.8

[1]	Weighted-average repurchase price (dollars per share) for the quarter ended March 31, 2020 was $81.94. There was no repurchase of common stock for the quarter ended June 30, 2020.
[2]	Dividends declared per common share was $0.67 for each of the quarters ended March 31, 2020 and June 30, 2020.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(In millions of dollars)
Cash flows from operating activities[1]:
Net (loss) income	$(17.9)	$22.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	35.7	24.8
Amortization of definite-lived intangible assets	3.6	1.4
Amortization of debt premium and debt issuance costs	1.2	0.8
Deferred income taxes	(18.2)	15.8
Non-cash equity compensation	7.0	4.7
Loss (gain) on disposition of short-term investments	—	(0.7)
Loss on extinguishment of debt	35.9	—
Loss on disposition of property, plant and equipment	0.1	0.3
Bad debt expense	—	0.3
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(130.5)	36.5
Contract assets	(10.5)	13.0
Inventories	(21.2)	(3.8)
Prepaid expenses and other current assets	(8.5)	(7.6)
Accounts payable	115.5	(28.7)
Accrued liabilities	15.6	10.7
Annual variable cash contributions to Salaried VEBA	(1.7)	(2.9)
Long-term assets and liabilities, net	(1.2)	7.8
Net cash provided by operating activities	4.9	94.9
Cash flows from investing activities[1]:
Capital expenditures	(18.0)	(31.8)
Cash payment for acquisition of Warrick	(617.5)	—
Purchase of short-term investments	—	(39.1)
Purchase of equity securities	(0.4)	(0.5)
Proceeds from disposition of short-term investments	—	118.1
Net cash (used in) provided by investing activities	(635.9)	46.7
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 6.50% Senior Notes	(380.9)	—
Issuance of 4.50% Senior Notes	550.0	—
Issuance of 6.50% Senior Notes	—	350.0
Cash paid for debt issuance costs	(8.6)	(6.1)
Repayment of finance lease	(1.1)	(0.8)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.4)	(4.3)
Repurchase of common stock	—	(12.5)
Cash dividends and dividend equivalents paid	(23.4)	(21.9)
Net cash provided by financing activities	133.6	304.4
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(497.4)	446.0
Cash, cash equivalents and restricted cash at beginning of period	794.3	278.6
Cash, cash equivalents and restricted cash at end of period	$296.9	$724.6

[1]	See Note 14 for supplemental cash flow information.

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

Supply Chain Financing. Upon our acquisition of Warrick (as defined in Note 4 below), we became party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During both the quarter and six months ended June 30, 2021, we sold trade accounts receivable totaling $316.0 million related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $1.9 million. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of June 30, 2021, we had been and/or expected to be fully reimbursed by our customers for these discount fees.

Fair Value of Goodwill and Intangible Assets. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, market prices, projected cash flows and the rate used in discounting those cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

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

2. Supplemental Balance Sheet Information

	As of June 30, 2021	As of December 31, 2020
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$389.9	$113.6
Allowance for doubtful receivables	(0.7)	(0.8)
Trade receivables, net	$389.2	$112.8

Inventories[1]
Finished products	$59.5	$37.2
Work-in-process	160.1	46.0
Raw materials	155.9	62.3
Operating supplies	7.7	6.5
Total	$383.2	$152.0

Property, Plant and Equipment, Net
Land and improvements	$26.6	$21.5
Buildings and leasehold improvements	176.3	117.2
Machinery and equipment	1,106.3	847.4
Construction in progress[2]	74.6	37.8
Property, plant and equipment, gross	1,383.8	1,023.9
Accumulated depreciation and amortization	(433.9)	(398.4)
Assets held for sale	2.0	1.7
Property, plant and equipment, net	$951.9	$627.2

Other Accrued Liabilities
Uncleared cash disbursements	$7.0	$2.1
Accrued income taxes and other taxes payable	9.9	5.2
Accrued annual contribution to Salaried VEBA	—	1.7
Accrued interest	10.6	11.6
Short-term environmental accrual – Note 8	3.6	3.7
Other – Note 3 and Note 6	24.4	17.1
Total	$55.5	$41.4

Long-Term Liabilities
Workers' compensation accrual	$31.3	$30.6
Long-term environmental accrual – Note 8	13.8	15.1
Other long-term liabilities	30.7	31.6
Total	$75.8	$77.3

[1]

At June 30, 2021 and December 31, 2020 the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $73.4 million and $8.4 million, respectively. We treated inventory acquired in conjunction with the Warrick acquisition (as defined in Note 4 below) as current year purchases within our existing single LIFO pool.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[2]

Based on market conditions during the six months ended June 30, 2021, $19.8 million within Construction in progress as of June 30, 2021 related to temporarily idled projects, all of which are expected to resume at a future date. Temporary idled projects as of December 31, 2020 totaled $20.0 million.

3. Leases

We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. Our leases have remaining lease terms of approximately one to 60 years, some of which may include options to extend the lease for up to 60 years and some of which may include options to terminate the lease within one year. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that we will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.

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

We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have, however, applied the practical expedient within ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification (“ASU 2016-02”), to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non‑lease components in determining the lease assets and liabilities.

Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.

The following table presents lease terms and discount rates as of June 30, 2021:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	24.7	7.3
Weighted-average discount rate	3.5%	4.1%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

Leases	Classification	As of June 30, 2021	As of December 31, 2020
Assets
Operating lease assets	Operating lease assets	$39.5	$26.5
Finance lease assets	Property, plant and equipment, net	8.9	8.1
Total lease assets		$48.4	$34.6
Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$8.4	$4.4
Finance lease liabilities	Other accrued liabilities	2.0	1.9
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	34.4	25.6
Finance lease liabilities	Long-term liabilities	6.9	6.2
Total lease liabilities		$51.7	$38.1

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes the components of lease cost on our Statements of Consolidated (Loss) Income (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2.9	$1.8	$4.9	$3.6
Short-term lease cost	0.8	0.3	1.0	0.6
Finance lease cost:
Amortization of leased assets	0.5	0.3	1.0	0.7
Interest on lease liabilities	0.1	0.1	0.2	0.2
Total lease cost	$4.3	$2.5	$7.1	$5.1

The following table presents the maturity of our lease liabilities as of June 30, 2021 (in millions of dollars):

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Remainder of 2021	$2.3	$5.1
2022	2.0	9.5
2023	1.6	8.0
2024	1.2	7.2
2025	0.8	4.0
Thereafter	6.1	17.5
Total minimum lease payments	$14.0	$51.3
Less: interest	(5.1)	(8.5)
Present value	$8.9	$42.8

4. Business Combinations, Goodwill and Intangible Assets

Warrick Rolling Mill Acquisition. On March 31, 2021, we acquired Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”) for a purchase price of $670.0 million. Warrick is a leading producer of can stock for the beverage and food packaging industry in North America. The transaction provides us with non-cyclical end market diversification and re-entry into the packaging end market. Acquisition-related costs incurred and expensed during the quarter and six months ended June 30, 2021 were $3.0 million and $14.0 million, respectively, primarily related to legal and consulting fees and included within Selling, general, administrative, research and development (“SG&A and R&D”).

The preliminary purchase consideration to allocate was determined as follows (in millions of dollars):

Contract purchase price	$670.0
Preliminary working capital adjustment	31.0
Initial outstanding indebtedness – Other postretirement benefits liabilities	(83.5)
Cash paid at acquisition close on March 31, 2021	617.5
Estimate of post-close adjustments	(8.0)
Total preliminary purchase consideration to allocate	$609.5

The preliminary purchase consideration to allocate is subject to customary post-closing adjustments, estimates of which are included in the table above. We prepared an initial allocation of the purchase consideration as of the acquisition date based on our understanding of the fair value of the acquired assets and assumed liabilities. As we continue to obtain additional information supporting the final valuation of inventories, property, plant and equipment, intangible assets, other assets and long-term liabilities, we will refine the estimates of fair value and may revise our allocation of the purchase consideration. We expect to finalize the valuation of the assets and liabilities, as well as the post-closing adjustments as soon as practicable, but in any event no later than one year from the acquisition date.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date as well as adjustments made up to June 30, 2021 (in millions of dollars):

	Initial Allocation	Adjustments	Updated Allocation
Trade receivables	$162.4	$(8.7)	$153.7
Other receivables	6.2	5.3	11.5
Inventories, including step up	209.0	1.0	210.0
Prepaid expenses and other current assets	—	0.3	0.3
Property, plant and equipment	385.4	(44.5)	340.9
Operating lease assets	12.3	—	12.3
Intangible assets	56.5	—	56.5
Goodwill	27.4	(6.9)	20.5
Other Assets	—	50.0	50.0
Accounts payable	(143.0)	1.8	(141.2)
Accrued salaries, wages and related expenses	(5.9)	(1.0)	(6.9)
Other accrued liabilities	(11.5)	7.3	(4.2)
Long-term portion of operating lease liabilities	(8.7)	—	(8.7)
Pension and other postretirement benefits	(83.7)	0.1	(83.6)
Long-term liabilities	(1.6)	—	(1.6)
Preliminary allocated purchase consideration	$604.8	$4.7	$609.5

Intangible Assets. The following table presents the components of acquired intangible assets and their estimated useful lives (in millions of dollars):

	Useful Life (in years)	Fair Value
Favorable lease contract	120	$7.0
Favorable commodity contracts	2	11.0
Customer relationships	12	38.5
Total		$56.5

Goodwill. Goodwill related to the Warrick acquisition is primarily attributable to the assembled workforce and is expected to be deductible for income tax purposes. The following table presents the changes to goodwill during the six months ended June 30, 2021 (in millions of dollars):

	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Balance as of December 31, 2020	$37.2	$(18.4)	$18.8
Warrick acquisition	20.5	—	20.5
Balance as of June 30, 2021	$57.7	$(18.4)	$39.3

Other Assets. Represents assets to be purchased or constructed by Alcoa Corporation (“Alcoa”) following the close of the acquisition in connection with separating the rolling mill from the other businesses retained by Alcoa.

Results of Warrick. See Note 15 for the net sales from the continuing operations of Warrick included in our Statements of Consolidated (Loss) Income for the quarter and six months ended June 30, 2021. Net (loss) income for the quarter and six months ended June 30, 2021 are not provided as the Warrick results have been fully integrated and discrete financial information cannot be obtained without unreasonable effort.

Certain Unaudited Pro Forma Information. The following unaudited pro forma financial information presents what our results would have been had

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Warrick been acquired on January 1, 2020. The unaudited pro forma information includes adjustments and consequential tax effects related to: (i) amortization and depreciation for intangible assets and property, plant and equipment acquired; (ii) the effects of certain reclassifications and conforming accounting policies; and (iii) acquisition-related transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition occurred at the beginning of fiscal year 2020 or of the results of our future operations of the consolidated business.

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$741.0	$534.6	$1,380.3	$1,169.5
Net (loss) income	$(14.2)	$(38.8)	$3.5	$(45.6)

The Warrick rolling mill has historically purchased aluminum and electrical power from Alcoa’s smelter and power plant in Warrick County, Indiana. Alcoa’s Warrick smelter historically sold the aluminum to the Warrick rolling mill at smelter cost and electrical power from Alcoa’s power plant at negotiated prices between the parties.

As part of the acquisition of Warrick, we negotiated pricing for aluminum and electrical power with Alcoa at alternative rates which more closely align with market pricing. The table above does not reflect the cost of aluminum and electrical power under these negotiated rates.

5. Employee Benefits

Short-Term Incentive Plans (“STI Plans”). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of June 30, 2021, we had a liability of $6.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2021 STI Plan.

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

Deferred Compensation Plan. We have a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 11). Assets of our deferred compensation plan are included in Other assets, classified within Level 2 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2021 and December 31, 2020 was $10.3 million and $9.6 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Warrick Pension and Other Postretirement Benefits. In conjunction with the Warrick acquisition, we assumed certain defined benefit pension obligations for certain union employees hired prior to January 1, 2020 and other postretirement benefit (“OPEB”) obligations relating to retiree medical and life insurance benefits for certain union employees hired prior to July 1, 2010, and were active union employees of the Warrick rolling mill on March 31, 2021 and we agreed to establish new plans with respect to each. Pension and OPEB liabilities and expenses are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age and mortality). The following data presents the key assumptions used and the amounts reflected in our consolidated financial statements with respect to the Warrick pension plan and OPEB. We used a March 31 measurement date for both of the plans.

The following table presents the assumptions used to determine the Warrick pension and OPEB obligations:

	Warrick Pension Plan	Warrick OPEB
	As of March 31, 2021	As of March 31, 2021
Discount rate	3.24%	2.97%
Expected long-term return on plan assets	7.00%	N/A
Trend rate (initial)	N/A	5.40%
Trend rate (ultimate)	N/A	4.00%
Years to reach ultimate trend	N/A	14
Rate of compensation increase	2.50%	—

The accumulated benefit obligation included in the opening balance sheet at March 31, 2021 for the Warrick pension plan and OPEB was $6.5 million and $78.1 million, respectively, of which $1.1 million was recorded within Accrued salaries, wages and related expenses. Our expected minimum contributions to the Warrick pension plan and OPEB in 2021 is $0.1 million and $0.7 million, respectively.

The following table presents the minimum net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2021	2022	2023	2024	2025	2026-2030
Warrick pension plan benefit payments	$0.1	$0.1	$0.2	$0.3	$0.5	$4.4
Warrick OPEB plan benefit payments	0.7	1.6	2.4	3.1	3.7	27.1
Total net benefits	$0.8	$1.7	$2.6	$3.4	$4.2	$31.5

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Defined contribution plans[1]	$3.6	$1.7	$7.0	$5.6
Deferred compensation plan[2]	0.4	0.8	0.4	0.4
Multiemployer pension plans[1]	1.3	1.2	2.4	2.5
Net periodic postretirement benefit cost relating to Salaried VEBA[2]	0.5	1.2	1.1	2.4
Net periodic postretirement benefit cost relating to Warrick pension plan[3]	1.3	—	1.3	—
Net periodic postretirement benefit cost relating to Warrick OPEB plan[3]	1.0	—	1.0	—
Total	$8.1	$4.9	$13.2	$10.9

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) with the remaining balance in SG&A and R&D.

[2]

The deferred compensation plan and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated (Loss) Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other (expense) income, net, on our Statements of Consolidated (Loss) Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[3]

The current service cost component of Net periodic postretirement benefit cost relating to both the Warrick pension plan and the Warrick OPEB plan are included within our Statements of Consolidated (Loss) Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the Warrick pension plan and the Warrick OPEB plan are included within Other (expense) income, net, on our Statements of Consolidated (Loss) Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with our Canadian pension plan, the Salaried VEBA, Warrick pension plan and Warrick OPEB plan: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences. Net periodic benefit cost related to our Canadian pension plan was not material for the quarter and six months ended June 30, 2021 and June 30, 2020.

The following table presents the components of Net periodic postretirement benefit cost relating to Salaried VEBA (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Salaried VEBA[1]:
Interest cost	$0.4	$0.7	$0.8	$1.3
Expected return on plan assets	(0.8)	(0.7)	(1.6)	(1.4)
Amortization of prior service cost[2]	0.8	1.1	1.7	2.3
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Total net periodic postretirement benefit cost relating to Salaried VEBA	$0.5	$1.2	$1.1	$2.4

[1]	The service cost was insignificant for all periods presented.
[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

The following table presents the components of Net periodic postretirement benefit cost relating to Warrick Pension (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrick pension plan:
Service cost	$1.2	$—	$1.2	$—
Interest cost	0.1	—	0.1	—
Total net periodic postretirement benefit cost relating to Warrick pension plan	$1.3	$—	$1.3	$—

The following table presents the components of Net periodic postretirement benefit cost relating to Warrick OPEB (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrick OPEB plan:
Service cost	$0.4	$—	$0.4	$—
Interest cost	0.6	—	0.6	—
Total net periodic postretirement benefit cost relating to Warrick OPEB plan	$1.0	$—	$1.0	$—

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

In a majority of our hedging counterparty agreements, our counterparty offers us a credit line that adjusts up or down, depending on our liquidity. Below specified liquidity thresholds, we may have to post collateral if the fair value of our net liability with such counterparty exceeds our reduced credit line. We manage this risk by allocating hedging transactions among multiple counterparties, using options as part of our hedging activities or both. The aggregate fair value of our derivative instruments that were in a net liability position was zero at June 30, 2021 and $2.7 million at December 31, 2020, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at June 30, 2021 and December 31, 2020. For more information about concentration risks concerning customers and suppliers, see Note 15.

Cash Flow Hedges

We designate forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”), used in our fabrication operations as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income (loss), net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 9 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive income (loss) (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

The following table summarizes the volume of our derivative and/or physical delivery commitments with energy companies in place to cover our exposure to price fluctuations of our expected variable priced energy purchases as of June 30, 2021:

	Remainder of 2021	2022	2023	2024	2025	2026
Natural Gas	44%	49%	48%	44%	20%	20%
Electricity	94%	76%	44%	—	—	—

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

Non-Designated Hedges of Operational Risks

From time-to-time, we enter into commodity and foreign currency exchange contracts that are not designated as hedging instruments to mitigate certain short-term commodity and currency impacts, as identified. For derivative instruments that are not designated as hedging instruments, the gain or loss on these derivatives is recognized within COGS or Other (expense) income, net, depending on whether it relates to commodity risk or foreign currency risk, respectively.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2021:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/21 through 12/23	107.2
Fixed price sales contracts	7/21 through 12/21	1.0
Midwest premium swap contracts[1]	7/21 through 12/23	80.0

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	7/21 through 12/22	10.9
Fixed price sales contracts	7/21 through 12/21	2.5

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	7/21 through 12/24	5,630,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	7/21 through 12/22	351,510

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

(Gain) Loss

The following table summarizes the amount of (gain) loss included on our Statements of Consolidated (Loss) Income associated with all derivative contracts (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,		Statements of Consolidated
	2021	2020	2021	2020	(Loss) Income Classification
Total of income and expense line items presented in our Statements of Consolidated (Loss) Income in which the effects of hedges are recorded:
Cash flow hedges	$673.3	$224.5	$935.8	$511.1	Cost of products sold
Fair value hedges	n/a	$13.0	n/a	$26.2	Depreciation and amortization

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges:
Aluminum	$(8.1)	$7.6	$(11.0)	$13.3	Cost of products sold
Alloying Metals	0.2	1.5	0.4	2.1	Cost of products sold
Alloying Metals (reclassification from AOCI due to forecasted transactions no longer probable of occurring)	—	0.7	—	0.7	Cost of products sold
Natural gas	(0.1)	0.4	(0.1)	0.9	Cost of products sold
Electricity	(0.7)	0.3	(0.7)	0.5	Cost of products sold
Total (gain) loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges	$(8.7)	$10.5	$(11.4)	$17.5

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to fair value hedges:
Foreign exchange contracts	$—	$(0.2)	$—	$—	Depreciation and amortization
Hedged item	—	0.2	—	—	Depreciation and amortization
Excluded component amortized from AOCI	—	0.2	—	0.4	Depreciation and amortization
Reclassification from AOCI related to early termination of firm commitment	—	(0.4)	—	(0.4)	Other (expense) income, net
Net settlement related to early termination of forward contracts	—	0.3	—	0.3	Other (expense) income, net
Total loss recognized in our Statements of Consolidated (Loss) Income related to fair value hedges	$—	$0.1	$—	$0.3

Loss recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges:
Alloying Metals – Realized (gain) loss	$(1.5)	$—	$(2.6)	$—	Cost of products sold
Alloying Metals – Unrealized loss	$0.4	$—	$0.1	$—	Cost of products sold
Total loss recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges	$(1.1)	$—	$(2.5)	$—

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of June 30, 2021			As of December 31, 2020
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$17.2	$—	$17.2	$4.6	$(0.1)	$4.5
Fixed price sales contracts	—	(0.3)	(0.3)	—	—	—
Midwest premium swap contracts	5.9	—	5.9	0.2	(1.2)	(1.0)
Natural gas – Fixed price purchase contracts	1.9	(0.4)	1.5	0.2	(1.5)	(1.3)
Electricity – Fixed price purchase contracts	8.6	(0.3)	8.3	2.0	(2.5)	(0.5)
Total cash flow hedges	33.6	(1.0)	32.6	7.0	(5.3)	1.7

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	3.9	(0.2)	3.7	3.9	—	3.9
Fixed price sales contracts	—	(1.0)	(1.0)	—	(1.3)	(1.3)
Total non-designated hedges	3.9	(1.2)	2.7	3.9	(1.3)	2.6

Total	$37.5	$(2.2)	$35.3	$10.9	$(6.6)	$4.3

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of June 30, 2021	As of December 31, 2020
Derivative assets:
Prepaid expenses and other current assets	$30.5	$8.4
Other assets	7.0	2.5
Total derivative assets	$37.5	$10.9
Derivative liabilities:
Other accrued liabilities	$(1.7)	$(3.8)
Long-term liabilities	(0.5)	(2.8)
Total derivative liabilities	$(2.2)	$(6.6)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

7. Debt and Credit Facility

Senior Notes

4.50% Senior Notes. In May 2021, we issued $550.0 million aggregate principal amount of 4.50% unsecured senior notes due June 1, 2031 at 100% of the principal amount (“4.50% Senior Notes”). The restrictions and covenants related to our 4.50% Senior Notes are similar to those governing our pre-existing 4.625% unsecured senior notes due March 1, 2028 (“4.625% Senior Notes”).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The unamortized amount of debt issuance costs as of June 30, 2021 was $8.5 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 4.50% Senior Notes was $2.9 million for the quarter and six months ended June 30, 2021. Interest accrues on the 4.50% Senior Notes beginning May 20, 2021 at a rate of 4.50% per annum and is payable semiannually on June 1 and December 1 of each year. The first interest payment date is December 1, 2021. The effective interest rate of the 4.50% Senior Notes is approximately 4.7% per annum, taking into account the amortization of debt issuance costs.

The 4.50% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 4.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $566.0 million at June 30, 2021.

The 4.50% Senior Notes are unsecured obligations and are guaranteed by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the revolving credit facility (see Revolving Credit Facility below).

We may redeem the 4.50% Senior Notes at our option in whole or part at any time on or after June 1, 2026 at a redemption price (expressed as a percentage of principal amount) of 102.25%, declining to 101.50%, 100.75% and 100% on or after June 1, 2027, June 1, 2028 and June 1, 2029, respectively, in each case plus any accrued and unpaid interest. At any time prior to June 1, 2026, we may also redeem up to 40% of the 4.50% Senior Notes using the net proceeds from certain equity offerings at a redemption price equal to 104.50% of the principal amount plus any accrued and unpaid interest.

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). On May 21, 2021 we redeemed in full the remaining balance of our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other (expense) income, net on our Statements of Consolidated (Loss) Income, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million (See Note 11 for details). The effective interest rate of the 6.50% Senior Notes is approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 6.50% Senior Notes was $3.2 million and $9.2 million for the quarter and six months ended June 30, 2021, respectively, and was $4.2 million for both the quarter and six months ended June 30, 2020. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $376.8 million at December 31, 2020.

4.625% Senior Notes. In November 2019, we issued $500.0 million aggregate principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount. The unamortized amount of debt issuance costs as of June 30, 2021 was $6.0 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million and $12.0 million for both the quarters and six months ended June 30, 2021 and June 30, 2020, respectively. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $516.2 million and $521.3 million at June 30, 2021 and December 31, 2020, respectively.

The amount of interest expense capitalized as construction in progress was $0.3 million and $0.2 million during the quarters ended June 30, 2021 and June 30, 2020, respectively. The amount of interest expense capitalized as construction in progress was $0.4 million and $0.5 million during the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2021 (in millions of dollars except for borrowing rate):

Revolving Credit Facility borrowing commitment	$375.0
Borrowing base availability	$375.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(7.7)
Remaining borrowing availability	$367.3
Borrowing rate (if applicable)[1]	3.50%

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the Revolving Credit Facility.

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending September 30, 2021. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 4 to 10 months.

At June 30, 2021, our environmental accrual of $17.4 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Warrick Rolling Mill Potential CARO Liability. We identified potential conditional asset retirement obligations (“CAROs”) related to the future removal and disposal of asbestos that is contained within the Warrick rolling mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be reasonably estimated. As of June 30, 2021, we are in the process of evaluating and determining the fair value of a potential CARO, if any, acquired as part of the Warrick acquisition. No liability has been recorded on our accompanying Consolidated Balance Sheets as the liability is currently indeterminable. We may conclude at a future date that a CARO exists and we could be required to record a liability for the related obligations in amounts that are material to our consolidated financial statements. While we do not currently expect that the CARO liability will be material to our consolidated financial statements, there can be no assurance as to the existence of a CARO obligation and corresponding liabilities that we may be required to record in the future.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(19.1)	$(32.1)	$(19.8)	$(33.2)
Amortization of net actuarial loss[1]	0.1	0.1	0.2	0.2
Amortization of prior service cost[1]	0.8	1.1	1.7	2.3
Less: income tax expense[2]	(0.2)	(0.3)	(0.5)	(0.6)
Net amortization reclassified from AOCI to Net (loss) income	0.7	0.9	1.4	1.9
Translation impact on Canadian pension plan AOCI balance	—	—	—	0.1
Other comprehensive income, net of tax	0.7	0.9	1.4	2.0
Ending balance	$(18.4)	$(31.2)	$(18.4)	$(31.2)

Available for Sale Securities:
Beginning balance	$—	$0.1	$—	$0.3
Unrealized gain on available for sale securities	—	0.1	—	1.4
Less: income tax benefit (expense)	—	—	—	(0.3)
Net unrealized gain on available for sale securities	—	0.1	—	1.1
Reclassification of unrealized loss (gain) upon sale of available for sale securities[3]	—	(0.6)	—	(2.1)
Less: income tax benefit[2]	—	0.2	—	0.5
Net loss (gain) reclassified from AOCI to Net (loss) income	—	(0.4)	—	(1.6)
Other comprehensive income (loss), net of tax	—	(0.3)	—	(0.5)
Ending balance	$—	$(0.2)	$—	$(0.2)

Cash Flow Hedges:
Beginning balance	$9.6	$(21.5)	$1.1	$(5.6)
Unrealized gain (loss) on cash flow hedges	28.4	4.1	42.3	(23.8)
Less: income tax (expense) benefit	(6.7)	(0.9)	(10.0)	5.9
Net unrealized gain (loss) on cash flow hedges	21.7	3.2	32.3	(17.9)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges[4]	(8.7)	9.3	(11.4)	16.3
Reclassification due to forecasted transactions no longer probable of occurring[4]	—	0.7	—	0.7
Less: income tax benefit (expense)[2]	2.2	(2.4)	2.8	(4.2)
Net (gain) loss reclassified from AOCI to Net (loss) income	(6.5)	7.6	(8.6)	12.8
Other comprehensive income (loss), net of tax	15.2	10.8	23.7	(5.1)
Ending balance	$24.8	$(10.7)	$24.8	$(10.7)

Fair Value Hedges:
Beginning balance	$—	$(0.5)	$—	$—
Unrealized gain (loss) on fair value hedges	—	(0.2)	—	(1.0)
Less: income tax benefit	—	—	—	0.2
Net unrealized gain (loss) on fair value hedges	—	(0.2)	—	(0.8)
Excluded component amortized from OCI to Net income	—	0.2	—	0.4
Reclassification due to cancellation of firm commitment	—	0.6	—	0.6
Less: income tax benefit (expense)[2]	—	(0.1)	—	(0.2)
Net loss reclassified from AOCI to Net (loss) income	—	0.7	—	0.8
Other comprehensive income, net of tax	—	0.5	—	—
Ending balance	$—	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$(0.1)	$(0.1)	$—	$(0.1)
Other comprehensive income (loss), net of tax	—	—	(0.1)	—
Ending balance	$(0.1)	$(0.1)	$(0.1)	$(0.1)

Total AOCI ending balance	$6.3	$(42.2)	$6.3	$(42.2)

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

[4]	As of June 30, 2021, we estimate a net mark-to-market gain before tax of $28.7 million in AOCI will be reclassified into Net (loss) income upon settlement within the next 12 months.

10. Restructuring

2020 Plan. In order to align our projected operational requirements with reduced short and mid-term commercial aerospace demand as a result of the Coronavirus Disease 2019 (“COVID-19”) pandemic, we initiated a restructuring plan during the quarter ended June 30, 2020, which consisted primarily of reduction in force measures (“2020 Plan”).

Employee costs related to the 2020 Plan were included within Restructuring costs in our Statements of Consolidated (Loss) Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2020 Plan were incurred and expensed as of December 31, 2020.

We have incurred total Restructuring costs of $6.7 million under the 2020 Plan through June 30, 2021.

The following table summarizes the changes to our 2020 Plan liabilities during the six months ended June 30, 2021 (in millions of dollars):

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$1.4
Cash payments	(0.6)
Other adjustments[1]	(0.8)
Balance as of June 30, 2021	$—

[1]

In March 2021 and May 2021, we revised our production forecast for 2021, thereby reducing the estimated number of headcount reductions necessary as compared with our initial restructuring plan. As such, included in Other adjustments is a reduction to our estimated restructuring liability of $0.8 million with an offset to Restructuring costs to accommodate the revised headcount requirements.

11. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$—	$0.2	$0.1	$0.3
Net periodic postretirement benefit cost	(1.2)	(1.2)	(1.8)	(2.4)
Realized gain on available for sale securities	—	0.6	—	2.1
Unrealized gain on equity securities	0.1	0.7	—	0.1
(Loss) gain on extinguishment of debt	(35.9)	—	(35.9)	—
All other, net	0.4	0.2	0.6	(0.4)
Other (expense) income, net	$(36.6)	$0.5	$(37.0)	$(0.3)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12. Income Tax Matters

The income tax benefit (provision) consisted of the following (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$16.7	$(1.0)	$17.3	$(10.6)
Foreign	(1.2)	(0.3)	(1.5)	(0.3)
Total	$15.5	$(1.3)	$15.8	$(10.9)

The income tax benefit (provision) for the quarters ended June 30, 2021 and June 30, 2020 was $15.5 million and $(1.3) million, respectively, reflecting an effective tax rate of 41% and (24%), respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2021 was primarily due to: (i) an increase of 22% related to non‑deductible compensation expense; (ii) an increase of 5% related to foreign withholding tax; (iii) an increase of 4% due to various permanent items not deductible for tax purposes; (iv) an increase of 1% related to the valuation allowance for certain state net operating losses; and (v) an increase of 1% for the recognition of excess tax benefits from stock-based compensation, partially offset by a decrease of 15% related to a Federal R&D Credit.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2020 was primarily due to: (i) an increase of 37% to the tax provision for a change in forecasted earnings and its impact on the annual effective tax rate and (ii) an increase of 19% to the tax provision for an increase to the valuation allowance for certain state net operating losses.

The income tax benefit (provision) for the six months ended June 30, 2021 and June 30, 2020 was $15.8 million and $(10.9) million, respectively, reflecting an effective tax rate of 47% and 33% respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2021 was primarily due to: (i) an increase of 22% related to non-deductible compensation expense; (ii) an increase of 5% related to foreign withholding tax; (iii) an increase of 4% due to various permanent items not deductible for tax purposes; (iv) an increase of 3% related to the valuation allowance for certain state net operating losses; (v) an increase of 2% for a foreign tax rate difference; (vi) an increase of 2% for the recognition of excess tax benefits from stock-based compensation; and (vii) an increase of 2% for a change in state tax rate due to the Warrick acquisition, partially offset by a decrease of 15% related to a Federal R&D Credit.

The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2020 was primarily due to: (i) an increase of 4% to the tax provision related to the valuation allowance for certain state net operating losses and (ii) an increase of 2% to the tax provision related to non-deductible compensation expense, partially offset by a decrease of 2% to the tax provision for the recognition of excess tax benefits from stock-based compensation.

Our gross unrecognized benefits relating to uncertain tax positions were $4.0 million and $3.8 million at June 30, 2021 and December 31, 2020, respectively, of which, $1.5 million would be recorded through our income tax provision and thus impact the effective tax rate at June 30, 2021 and December 31, 2020, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

13. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing distributed and undistributed net (loss) income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net (loss) income per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2021 and June 30, 2020, which in both periods was more dilutive than the two-class method.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(22.4)	$(6.6)	$(17.9)	$22.5
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,835	15,781	15,820	15,809
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	—	—	—	120
Diluted	15,835	15,781	15,820	15,929

Net (loss) income per common share, Basic:	$(1.42)	$(0.41)	$(1.13)	$1.42
Net (loss) income per common share, Diluted:	$(1.42)	$(0.41)	$(1.13)	$1.41

[1]

Quantities in the following discussion are denoted in whole shares. For the quarter ended June 30, 2021, the quarter ended June 30, 2020 and the six months ended June 30, 2021, approximately 226,000, 71,000 and 214,000 potentially dilutive shares, respectively, were excluded from the computation of net loss per share as their effect would have been anti-dilutive. During the six months ended June 30, 2020, approximately 38,000 shares were excluded from the weighted‑average diluted shares computation as their inclusion would have been anti-dilutive.

14. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
	(In millions of dollars)
Interest paid	$24.3	$6.1
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$5.7	$2.2

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$16.4	$4.6
Cash paid for amounts included in the measurement of operating lease liabilities	$3.5	$2.3
Finance lease liabilities arising from obtaining finance lease assets	$1.9	$0.3

	As of June 30,
	2021	2020
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$283.1	$710.6
Restricted cash included in Other assets[1]	13.8	14.0
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$296.9	$724.6

1

We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

15. Business, Product and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet and extruded and drawn products, primarily used in aerospace and high strength (“Aero/HS products”), beverage and food

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

packaging products (“Packaging”), automotive (“Automotive Extrusions”), general engineering (“GE products”) and other industrial (“Other products”). We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Aero/HS products	$133.9	$144.6	$245.6	$340.6
Packaging	358.8	—	358.8	—
Automotive Extrusions	55.6	16.7	113.2	64.1
GE products	180.9	110.8	331.3	232.5
Other products	11.8	3.6	16.1	7.8
Total net sales	$741.0	$275.7	$1,065.0	$645.0

Timing of revenue recognition:
Products transferred at a point in time	$605.7	$164.7	$805.9	$380.3
Products transferred over time	135.3	111.0	259.1	264.7
Total net sales	$741.0	$275.7	$1,065.0	$645.0

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income taxes paid:
Domestic	$1.1	$0.3	$1.2	$0.3
Foreign	0.3	—	0.6	0.1
Total income taxes paid	$1.4	$0.3	$1.8	$0.4

16. Subsequent Events

Dividend Declaration. On July 13, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.72 per common share. As such, we expect to pay approximately $11.6 million (including dividend equivalents) on or about August 13, 2021 to stockholders of record and the holders of certain restricted stock units at the close of business on July 23, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies and the execution of those strategies; (ii) general economic and business conditions, including the impact of the global outbreak of Coronavirus Disease 2019 (“COVID-19”) and governmental and other actions taken in response, cyclicality, reshoring, supply interruptions and other conditions that impact demand drivers in the aerospace/high strength, automotive, general engineering, packaging and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) developments in technology; (vi) new or modified statutory or regulatory requirements; and (vii) changing prices and market conditions. This Item, Part II, Item 1A. “Risk Factors” included in this Report and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in the statements of (loss) income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non‑GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are value added revenue (“VAR”), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net (loss) income, see “Results of Operations - Selected Operational and Financial Information” below. Reconciliations of certain forward-looking non-GAAP financial measures to comparable GAAP measures are not provided because certain items required for such reconciliations are outside of our control and/or cannot be reasonably predicted or provided without unreasonable effort.

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

Business Overview

We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: aerospace and high strength (“Aero/HS products”); automotive (“Automotive Extrusions”); general engineering (“GE products”); aluminum beverage and food packaging (“Packaging”), see “Warrick Acquisition” below; and other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate, sheet and coil), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

With respect to flat-rolled aluminum mill products, our heat treat plate and sheet focus is on applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). In addition, we also produce flat-rolled aluminum products for the beverage and food-packaging industry, primarily serving the North America can market. Our Packaging products require demanding attributes and can be further processed to include a coating and slitting depending on customer specifications. Similarly, in the areas of aluminum extrusions, we focus on demanding Aero/HS products, Automotive Extrusions and GE products that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. We primarily serve North American demand for extruded mill products.

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications and our rolling mill in Warrick County, Indiana (“Warrick”) produces flat rolled aluminum coil for packaging applications. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Additionally, we have a facility in Columbia, New Jersey that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the six months ended June 30, 2021 totaled $1,065.0 million on 473.5 million pounds shipped from our facilities. We employed 3,780 people at June 30, 2021.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers and metal service centers. As of June 30, 2021, approximately 65% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 35% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We strive to differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Warrick Acquisition

On March 31, 2021, after the close of business, we completed our purchase of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana from Alcoa Corporation. This acquisition will provide us re-entry into the North American aluminum beverage and food packaging industry, which is a strong and growing non‑cyclical end market driven by sustainability trends and the secular shift from plastic to aluminum. We believe the addition of this non‑cyclical end market will be highly complementary to our existing aerospace, automotive and general engineering cyclical end markets and will provide excellent opportunities for long-term growth. The acquisition of Warrick further demonstrates our strategy to serve technically challenging end market applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

Highlights of the quarter ended June 30, 2021 include:

•

For the quarter ended June 30, 2021, reported Operating income was $11.1 million, VAR was $317.9 million and Adjusted EBITDA was $58.7 million, all of which included the first full quarter of Warrick results, including costs associated with integrating the business;

•	Improving Aero/HS products demand as commercial aerospace begins to recover with recovery in air travel and continuing strong demand for business jets and defense applications;
•	GE products experienced strong service center customer demand supported by continuing re-stocking in the supply chain and strong demand for semi-conductor, industrial and machine tool applications;
•	Automotive Extrusions demand improved slightly, temporarily impacted by semi-conductor shortages in the automotive industry;
•

Issued $550.0 million aggregate principal amounts of 4.50% unsecured senior notes due June 1, 2031 (“4.50% Senior Notes”) resulting in proceeds of $541.4 million, net of $8.6 million of transaction fees;

•

Redeemed all outstanding 6.50% unsecured senior notes due May 2025 (“6.50% Senior Notes”) using proceeds from our 4.50% Senior Notes offering, resulting in a cash outflow for principal, redemption premium and accrued interest of $382.2 million;

•

Combined cash and cash equivalents and net borrowing availability under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (”Revolving Credit Facility”) was $650.4 million as of June 30, 2021; and

•	Paid cash dividends and dividend equivalents of $0.72 per share or $11.7 million during the quarter ended June 30, 2021.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $741.0 million and $275.7 million for the quarters ended June 30, 2021 and June 30, 2020, respectively, reflecting a 218.0 million pound (184%) increase in shipment volume and a $(0.12)/lb (5%) decrease in average realized sales price per pound. The shipment volume increase reflected: (i) a 185.9 million pound addition in Packaging due to our Warrick acquisition; (ii) a 21.5 million pound (37%) increase in GE products reflecting the impacts of customer restocking, reshoring of supply lines in North America and stronger demand as the industrial markets recover from the COVID-19 pandemic; (iii) a 14.1 million pound (148%) increase in Automotive Extrusions reflecting the launch and ramp up of new programs, as well as the COVID‑19 pandemic related automotive production shutdowns that occurred during the quarter ended June 30, 2020; and (iv) a 3.9 million pound (144%) increase in Other products reflecting an increase of non-strategic rolled products acquired with the Warrick acquisition, partially offset by a 7.4 million pound (15%) decrease in Aero/HS products compared to the quarter ended June 30, 2020, primarily due to the impact of the COVID-19 pandemic on commercial aerospace demand. The average realized sales price per pound reflected a $0.41/lb (48%) increase in average Hedged Cost of Alloyed Metal price per pound offset by a $0.53/lb (36%) decrease in VAR per pound due primarily to the introduction of lower VAR per pound Packaging products. See the table in “Selected Operational and Financial Information” below for further details.

Net sales totaled $1,065.0 million and $645.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively, reflecting a 199.3 million pound (73%) increase in shipment volume and a $0.10/lb (4%) decrease in average realized sales price per pound. The shipment volume increase primarily reflected: (i) 185.9 million pound addition in Packaging due to our Warrick acquisition; (ii) a 30.3 million pound (25%) increase in GE products reflecting continued strong underlying demand and restocking in the supply chain; (iii) a 17.0 million pound (50%) increase in Automotive Extrusions reflecting the launch and ramp up of new programs, as well as the COVID‑19 pandemic related automotive production shutdowns that occurred during the quarter ended June 30, 2020; and (iv) a 3.8 million pound (73%) increase in Other products reflecting an increase of non-strategic rolled products acquired with the Warrick acquisition, partially offset by a 37.7 million pound (33%) decrease in Aero/HS products reflecting

COVID‑19 pandemic related lower demand for our commercial aerospace products. The decrease in average realized sales price per pound reflected a $0.30/lb (33%) increase in average Hedged Cost of Alloyed Metal prices per pound offset by a $0.40/lb (28%) decrease in VAR per pound due primarily to the introduction of lower VAR per pound Packaging products. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2021 totaled $673.3 million, or 91% of Net sales, compared to $224.5 million, or 81% of Net sales, for the quarter ended June 30, 2020. The increase of $448.8 million reflected: (i) a $321.8 million increase in Hedged Cost of Alloyed Metal and (ii) a $127.0 million increase in net manufacturing conversion and other. Of the $321.8 million increase in Hedged Cost of Alloyed Metal, $186.2 million was due to higher shipment volume, as discussed above in “Net Sales,” and $135.6 million was due to higher hedged metal prices. The $127.0 million increase in net manufacturing conversion and other costs reflected: (i) a $73.8 million increase related to higher sales and an increase of manufacturing costs to meet increased end market application demand; (ii) $24.5 million of higher benefits and overhead costs; (iii) a $7.9 million increase in other manufacturing costs due to lower manufacturing efficiencies; (iv) a $5.6 million increase in other fixed costs; (v) a $5.3 million increase in freight costs; (vi) a $4.4 million increase in acquisition costs; (vii) a $3.8 million increase in major maintenance costs; and (viii) a $1.2 million increase in other variable costs. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the quarters ended June 30, 2021 and June 30, 2020.

Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2021 totaled $935.8 million, or 88% of Net sales, compared to $511.1 million, or 79% of Net sales, for the six months ended June 30, 2020. The increase of $424.7 million reflected a $321.5 million increase in Hedged Cost of Alloyed Metal and a $103.2 million increase in net manufacturing conversion and other costs. Of the $321.5 million increase in Hedged Cost of Alloyed Metal, $184.6 million was due to higher shipment volume and $136.9 million was due to higher hedged metal prices, as discussed above in “Net Sales.” The $103.2 million increase in net manufacturing conversion and other costs reflected: (i) a $53.6 million increase related to higher sales and an increase of manufacturing costs to meet increased end market application demand; (ii) $19.3 million of higher benefits and overhead costs; (iii) a $9.5 million increase in other manufacturing costs due to lower manufacturing efficiencies; (iv) a $7.0 million increase in other fixed costs; (v) a $4.6 million increase in freight costs; (vi) a $4.4 million increase in acquisition costs; (vii) a $3.2 million increase in major maintenance costs; and (viii) $1.6 million in higher energy costs. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the six months ended June 30, 2021 and June 30, 2020.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $30.9 million and $22.7 million for the quarters ended June 30, 2021 and June 30, 2020, respectively and $62.7 million and $46.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase during the quarter ended June 30, 2021 was due primarily to: (i) a $4.7 million increase in legal, consulting and outsourced services expense primarily related to the Warrick acquisition; (ii) a $2.9 million increase in employee incentive programs; and (iii) a $1.1 million increase in salaries and benefits, partially offset by a $1.5 million reduction in environmental expenses. The increase for the six months ended June 30, 2021 compared with June 30, 2020 was due primarily to: (i) a $14.9 million increase in legal, consulting and outsourced services expense primarily related to the Warrick acquisition and (ii) a $3.3 million increase in employee incentive programs, partially offset by a $1.9 million reduction in environmental expenses.

Restructuring (Benefit) Cost. See Note 10 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating Income, net. During the quarter and six months ended June 30, 2020, our London, Ontario facility recognized a total of $1.1 million of payroll subsidies under the Canada Emergency Wage Subsidy Program.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our Revolving Credit Facility, net of capitalized interest. Interest expense was $12.4 million and $10.5 million for the quarters ended June 30, 2021 and June 30, 2020, respectively and $24.7 million and $16.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of: (i) our debt and credit facilities that were in effect during the quarters and six months ended June 30, 2021 and June 30, 2020 and (ii) interest expense capitalized as part of construction in progress.

Other (Expense) Income, Net. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for details.

Income Tax Benefit (Provision). See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our income tax benefit (provision).

Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this Report. Interim results are not necessarily indicative of those for a full year.

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(22.4)	$(6.6)	$(17.9)	$22.5
Interest expense	12.4	10.5	24.7	16.6
Other expense (income) , net	36.6	(0.5)	37.0	0.3
Income tax (benefit) provision	(15.5)	1.3	(15.8)	10.9
Depreciation and amortization	25.8	13.0	39.3	26.2
Non-run-rate items:
Restructuring (benefit) cost	(0.1)	11.9	(0.8)	11.9
Adjustments to plant-level LIFO[1]	14.1	2.7	11.2	2.0
Mark-to-market loss on derivative instruments[2]	0.4	0.5	0.1	0.6
Workers' compensation cost due to discounting	—	—	—	0.7
Environmental expenses[3]	—	1.6	—	2.1
Acquisition costs[4]	7.4	—	18.4	—
Total non-run-rate items	21.8	16.7	28.9	17.3
Adjusted EBITDA	$58.7	$34.4	$96.2	$93.8

[1]

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis. For the quarter and six months ended June 30, 2021, this line item reflects a $7.8 million non-run-rate LIFO charge that resulted from a purchase accounting adjustment to step-up Warrick’s inventory to fair value.

[2]

Mark-to-market loss on derivative instruments for 2021 and 2020 represents: (i) the reversal of mark-to-market (gain) loss on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and settled in the periods presented above; (ii) (gain) loss on non-designated commodity hedges; and (iii) reclassifications out of Accumulated other comprehensive loss due to forecasted transactions no longer probable of occurring. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.

[3]

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

[4]	Acquisition costs are non-run-rate acquisition-related transaction costs, which include legal and consulting fees, as well non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended June 30, 2021 was $24.3 million higher than Adjusted EBITDA for the quarter ended June 30, 2020, primarily reflecting a $75.0 million sales impact driven by the addition of Packaging and improvements in our other end markets, partially offset by: (i) an $18.3 million increase in plant and corporate overhead; (ii) $18.0 million in manufacturing inefficiencies as we continue to incorporate the Warrick operation into our systems; (iii) a $4.8 million increase in incentive compensation; (iv) $3.8 million of major maintenance; and (v) $3.2 million of increased lease and insurance costs.

Adjusted EBITDA for the six months ended June 30, 2021 was $2.4 million higher than Adjusted EBITDA for the six months ended June 30, 2020, primarily reflecting a $48.6 million sales impact driven by the addition of Packaging and improvements in our other end markets, partially offset by: (i) $17.3 million in manufacturing inefficiencies as we continue to incorporate the Warrick operation into our systems; (ii) a $12.7 million increase in plant and corporate overhead; (iii) a $4.9 million increase in incentive compensation; (iv) $4.6 million of increased lease and insurance costs; and (v) $3.2 million of major maintenance.

The table below provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Aero/HS Products:
Shipments (mmlbs)	40.8		48.2		76.9		114.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$133.9	$3.28	$144.6	$3.00	$245.6	$3.19	$340.6	$2.97
Less: Hedged Cost of Alloyed Metal	(53.8)	(1.32)	(42.3)	(0.88)	(94.7)	(1.23)	(108.2)	(0.94)
VAR	$80.1	$1.96	$102.3	$2.12	$150.9	$1.96	$232.4	$2.03

Packaging:
Shipments (mmlbs)	185.9		—		185.9		—
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$358.8	$1.93	$—	$—	$358.8	$1.93	$—	$—
Less: Hedged Cost of Alloyed Metal	(226.9)	(1.22)	—	—	(226.9)	(1.22)	—	—
VAR	$131.9	$0.71	$—	$—	$131.9	$0.71	$—	$—

Automotive Extrusions:
Shipments (mmlbs)	23.6		9.5		50.8		33.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$55.6	$2.36	$16.7	$1.76	$113.2	$2.23	$64.1	$1.90
Less: Hedged Cost of Alloyed Metal	(30.8)	(1.31)	(7.7)	(0.81)	(60.7)	(1.20)	(31.1)	(0.92)
VAR	$24.8	$1.05	$9.0	$0.95	$52.5	$1.03	$33.0	$0.98

GE Products:
Shipments (mmlbs)	79.7		58.2		150.9		120.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$180.9	$2.27	$110.8	$1.90	$331.3	$2.20	$232.5	$1.93
Less: Hedged Cost of Alloyed Metal	(103.7)	(1.30)	(49.0)	(0.84)	(182.6)	(1.21)	(110.0)	(0.91)
VAR	$77.2	$0.97	$61.8	$1.06	$148.7	$0.99	$122.5	$1.02

Other Products:
Shipments (mmlbs)	6.6		2.7		9.0		5.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$11.8	$1.79	$3.6	$1.33	$16.1	$1.79	$7.8	$1.50
Less: Hedged Cost of Alloyed Metal	(7.9)	(1.20)	(2.1)	(0.77)	(10.5)	(1.17)	(4.5)	(0.87)
VAR	$3.9	$0.59	$1.5	$0.56	$5.6	$0.62	$3.3	$0.63

Total:
Shipments (mmlbs)	336.6		118.6		473.5		274.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$741.0	$2.20	$275.7	$2.32	$1,065.0	$2.25	$645.0	$2.35
Less: Hedged Cost of Alloyed Metal	(423.1)	(1.26)	(101.1)	(0.85)	(575.4)	(1.22)	(253.8)	(0.92)
VAR	$317.9	$0.94	$174.6	$1.47	$489.6	$1.03	$391.2	$1.43

Outlook

We continue to anticipate improving trends across our end markets with strong secular demand growth for Aero/HS products, Packaging and Automotive Extrusions and solid market dynamics continuing to support growth in our GE Products.

Aero/HS products is beginning to build positive momentum as commercial air travel recovers and aerospace/high strength demand is expected to continue improving through the balance of 2021 driven by growth in defense related programs and business jet production. We continue to expect the aerospace market to recover to record 2019 levels by the 2023/2024 timeframe and then resume its pre-pandemic 3% to 4% compound annual growth rate (“CAGR”).

Demand for our Automotive Extrusions remains robust with multiple new programs successfully launched and underway. Automotive Extrusions demand is temporarily dampened as ongoing shortages of semi-conductor chips has affected North American light vehicle production, we anticipate this issue will abate and volume will recover in the second half of 2021. Over the longer term, we anticipate a greater than 5% CAGR for automotive demand growth driven by light weighting and fuel efficiency with further opportunities as the shift to electric vehicles continues.

Demand for our GE Products remains strong, led by service center restocking and stronger demand as the markets recover from the pandemic. In addition, as we have previously noted, reshoring of supply lines in North America as original equipment manufacturers (“OEMs”) shift supply strategies to have a larger portion of their material needs sourced domestically provides significant upside for further growth opportunities.

In addition to diversifying the business, our re-entry into Packaging through Warrick provides a significant opportunity for further long-term growth as food and beverage packaging continues to shift to aluminum in response to growing consumer demand. North American aluminum packaging markets are expected to remain in deficit for the foreseeable future as the strongly preferred, North American supply struggles to keep pace with North American demand. We anticipate a 3% to 5% CAGR over the next several years.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of June 30, 2021	As of December 31, 2020
Available cash and cash equivalents	$283.1	$780.3
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	367.3	251.5
Total liquidity	$650.4	$1,031.8

[1]	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2021 and December 31, 2020.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents consist primarily of investment-grade commercial paper, money market accounts and investments which, when purchased, have a maturity of 90 days or less.

See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2021.

There were no borrowings under our Revolving Credit Facility (see Note 7 of Notes to Interim Consolidated Financial Statements included in this Report) as of June 30, 2021 or as of December 31, 2020.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Six Months Ended June 30,
	2021	2020
Total cash (used in) provided by:
Operating activities	$4.9	$94.9
Investing activities	$(635.9)	$46.7
Financing activities	$133.6	$304.4

Cash provided by operating activities for the six months ended June 30, 2021 reflected: (i) an increase in trade and other receivables of $130.5 million, the majority of which was driven by Warrick receivables added during the quarter ended June 30, 2021 and the remainder of which was due to the timing and mix of sales with extended terms and an increase in metal price; (ii) an increase in accounts payable of $115.5 million, the majority of which was driven by Warrick payables added during the quarter ended June 30, 2021 and the remainder of which was driven by the volume of metal purchases; and (iii) an increase in inventory of $21.2 million due primarily to higher inventory pounds to satisfy increased demand.

Cash provided by operating activities for the six months ended June 30, 2020 reflected: (i) a decrease in trade and other receivables of $36.5 million driven primarily by lower Net sales; (ii) a decrease in accounts payable of $28.7 million driven predominantly by the volume of metal purchases; and (iii) a reduction in contract assets of $13.0 million driven primarily by timing of shipments related to revenue on products recognized over-time.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and June 30, 2020.

Sources of Liquidity

We believe our available cash and cash equivalents, borrowing availability under the Revolving Credit Facility and funds generated from operations are our most significant sources of liquidity and that our Revolving Credit Facility and unsecured notes have covenants that allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements for at least the next 12 months, and while we also believe that alternative sources of liquidity will remain available in the event we seek to add liquidity for opportunistic or other reasons in the future, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. At July 19, 2021, there were no borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2021 constitute approximately 40% of our net sales. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

The following table provides an update to our contractual obligations and commercial commitments table in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the year ended December 31, 2020 with respect to our 4.50% Senior Notes, consisting of mandatory principal and cash interest payments (in millions of dollars):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal and interest on 4.50% Senior Notes	$798.3	$13.1	$49.5	$49.5	$686.2

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to the 4.50% Senior Notes.

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

During the quarter ended June 30, 2021, we initiated our first growth capital investment in the Warrick facility of $150.0 million for an additional roll coat line that is expected to be qualified and operational by early 2024. In addition, we continue to spend capital for sustainability and efficiency improvements throughout the portfolio.

Excluding our cash payment for the acquisition of Warrick, we anticipate that total capital spending in 2021 will be approximately $80.0 million to $90.0 million. Capital investments will be funded using cash generated from operations, available cash and cash equivalents, short‑term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

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

See our Statements of Consolidated Stockholders’ Equity and Note 16 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2021 and June 30, 2020, and declared subsequent to June 30, 2021.

Repurchases of Common Stock

In response to prevailing economic conditions, we suspended repurchases of common stock as of March 18, 2020.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding repurchases of common stock during the quarters ended June 30, 2021 and June 30, 2020 and the amount authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters and six months ended June 30, 2021 and June 30, 2020, in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the six months ended June 30, 2021, we granted additional stock-based awards to executive officers, certain key employees and non-employee directors under our equity incentive plan. Additional awards are expected to be made in future years.

Beginning March 31, 2021, we assumed $500.0 million to $550.0 million of contractual obligations and commercial commitments of Warrick, for which the majority of spending will be completed by December 31, 2021. These commitments related primarily to the purchase of aluminum and related alloys used in their production process in the ordinary course of business. For updated maturities of lease liabilities, as well as net benefits expected to be paid for pension and other postretirement benefit obligations that include Warrick, see Note 3 and Note 5, respectively, of Notes to Interim Consolidated Financial Statements included in this Report.

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

During the quarters ended June 30, 2021 and June 30, 2020, settlements of derivative contracts covering 57.5 million pounds and 82.3 million pounds, respectively, hedged shipments sold on pricing terms that created metal price risk for us. At June 30, 2021, we had derivative contracts with respect to approximately 78.1 million pounds, 26.9 million pounds and 1.2 million pounds to hedge sales to be made in the remainder of 2021, 2022 and 2023, respectively, on pricing terms that create metal price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of June 30, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $10.6 million and $6.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05 per pound decrease in the Midwest premium for aluminum as of June 30, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.0 million and $3.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper and zinc, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps with third parties to mitigate our risk from fluctuations in the prices of copper and zinc (“Alloying Metals”). As of June 30, 2021, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of Alloying Metals by our manufacturing facilities. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to these hedges. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of June 30, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.5 million and $0.3 million, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.3 million in both periods as of June 30, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our Alloying Metals hedges.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding the volume of our derivative and physical delivery commitments with energy companies in place to cover our exposure to fluctuations in natural gas and electricity prices as of June 30, 2021. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $5.6 million and $6.6 million as of June 30, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of June 30, 2021 and December 31, 2020 would have resulted in an unrealized mark‑to‑market loss of $1.8 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Kaiser Aluminum Corporation. We are in the process of incorporating Warrick’s operations into our internal control over financial reporting and intend to complete this for inclusion in our annual report on internal control over financial reporting as of December 31, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2020.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning risk factors. The following additional risk factors were during the six months ended June 30, 2021.

Aluminum beverage and food packaging products are subject to competition from substitute products and decreases in demand, which could result in lower profits and reduced cash flows.

On March 31, 2021, we completed our acquisition of Warrick (as defined in Note 4 of Notes to Interim Consolidated Financial Statements included in this Report), pursuant to the terms of the Purchase Agreement between Kaiser Aluminum Corporation and Alcoa Corporation (“Alcoa”) dated November 30, 2020. Warrick serves to expand our flat-rolled product offering to include aluminum sheet produced for demanding end market applications in the beverage and food packaging industry in North America. Such product offerings are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales and our ability to realize the benefits of the Warrick acquisition. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at Warrick.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at Warrick, which include “support services” such as the provision of potable water, compressed air, laboratory services, electricity, steam and hot water. In order to transition Warrick from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to provide “transition services,” including providing infrastructure and equipment for the production of steam, hot water and compressed air and conveying the filtration plant currently utilized for the supply of potable water. In addition, Alcoa has agreed to pay for the development of infrastructure necessary for Warrick to obtain electricity from a third party power supplier, subject to certain conditions. Alcoa has agreed to provide the support services through a period to extend no later than June 30, 2024, by which date Alcoa must complete its transition services. A failure by Alcoa to provide support services or transition services within the time frames and upon the terms agreed to could cause us to incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of the Warrick’s operations. In the event that production of Warrick is negatively impacted by the failure to provide support or transition services, our business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2021:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2021 - April 30, 2021	—	$—	—	$—	$—
May 1, 2021 - May 31, 2021	—	—	—	—	—
June 1, 2021 - June 30, 2021	409	125.20	—	—	—
Total	409	$125.20	—	$—	$—

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

[2]

In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At June 30, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

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

4.1

Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 20, 2021, File No. 001-09447.

4.2	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1).

10.1

Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 3, 2021, File No. 001-09447).

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

Date: July 23, 2021