Form 10-K
period 2021-12-31
KAISER ALUMINUM CORP
filed 2022-03-01
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $1.9 billion.

As of February 22, 2022, there were 15,865,118 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as applicable. These statements appear throughout this Report, including Item 1. “Business – Business Operations,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies and the execution of those strategies; (ii) general economic and business conditions, including the impact of the global pandemic of Coronavirus Disease 2019 (“COVID-19”) and governmental and other actions taken in response, cyclicality, reshoring, supply interruptions, including the most recent disruptions resulting from the supply demand imbalances in the magnesium and silicon markets, and other conditions that impact demand in the aerospace/high strength, automotive, general engineering, packaging and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) developments in technology; (vi) new or modified statutory or regulatory requirements; (vii) changing prices and market conditions; and (viii) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Business Overview

Kaiser Aluminum Corporation, a Delaware corporation, manufactures and sells semi-fabricated specialty aluminum mill products for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) beverage and food packaging products (“Packaging”); (iii) automotive (“Automotive Extrusions”); (iv) general engineering (“GE products”); and (v) other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate, sheet and coil), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth. A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” See “Pricing, Metal Price Risk Management and Hedging” section below for more details.

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). On March 31, 2021, with the completion of our acquisition of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”), we expanded our flat‑rolled aluminum products to include bare and coated aluminum coil for can stock applications in the beverage and food packaging industry in North America.

Similarly, in the areas of extruded and drawn aluminum mill products, our focus is on Aero/HS products, Automotive Extrusions and GE products for demanding applications that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position. We primarily serve North American demand for extruded and drawn aluminum mill products.

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications and our Warrick facility produces bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, automotive or general engineering applications. Our facility located in Columbia, New Jersey focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. In 2021, our consolidated Net sales totaled $2.6 billion on 1,121.6 million pounds shipped from our facilities.

We purchase primary and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of aluminum and alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher value added revenue products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, metal service centers and beverage and food packaging manufacturers. Approximately 71% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 29% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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

A key component of our business model is to maintain financial strength and flexibility through the business and economic cycles. We manage and monitor our financial strength through routine analysis of our liquidity position under scenarios of varying business and economic cycles. We also prioritize our capital allocation toward organic growth, such as efficiencies and quality in each of our end markets, while maintaining a strong balance sheet for inorganic opportunities and market growth potential and providing return to shareholders through dividend and share repurchases. Details of these capital projects are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption, “Liquidity and Capital Resources.”

Products

Overview

Our business focuses on producing rolled, extruded and drawn aluminum products used principally for aerospace and defense, aluminum beverage and food packaging, automotive and general engineering products that include consumer durables, electronics and products for electrical and machinery and equipment applications. Our engineers, metallurgists and sales personnel work collaboratively with our customers to help our customers design products for challenging applications where product performance is critical. Furthermore, our Centers for Excellence, dedicated research and development centers devoted to product performance enhancement and process development within our production operations, are focused on: (i) controlling the manufacturing process; (ii) maximizing the use of recycled aluminum; (iii) improving product quality; and (iv) ensuring consistency and enhanced product attributes. See “Selected Operational and Financial Information” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for selected shipment and sales information for our fabricated aluminum products by end market application.

We believe aluminum is highly sustainable because it is infinitely recyclable and the recycling process requires significantly less energy compared with the original mining and refining process. Our highly engineered solutions contribute to reduced carbon emissions by enabling improved performance of consumer products, light‑weighting in applications such as aircraft and transportation for fuel efficiency and increasing the use of recyclable aluminum beverage and food packaging. Overall, we remain focused on providing products that meet the needs of our customers for demanding applications while being part of the carbon solution for “Best in Class” customer satisfaction.

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

Packaging. Our Packaging products consist of bare and coated 3000- and 5000-series alloy aluminum coil used in the beverage and food packaging industry, with applications that include coated food stock, coated end and tab stock, body stock and bottle stock. Our Warrick rolling mill is one of four major aluminum rolling mills currently dedicated to the packaging industry in North America, with one of the world’s largest ingot casting facilities, hot and cold rolling, coated finishing and slitting capacity. The Warrick rolling mill has a unique capability to produce high-margin coated packaging products representing approximately 62% of our total Packaging shipments.

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

Other Products. Other products consist of rerolled, extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. We continue to exit these non-core applications and focus our resources and production capacity on strategic Aero/HS products, Packaging, Automotive Extrusions and GE products.

Markets

Sales, Marketing and Distribution

Industry sales for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, Western Europe and China and by independent sales agents in other regions of Asia, Latin America and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS products, Packaging, Automotive Extrusions and GE products.

Aero/HS Products. We sell our Aero/HS products to metal service centers, as well as directly to aerospace manufacturers and tier one suppliers. Sales are made primarily under long-term agreements, but also on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS products and GE products and our sales personnel in Western Europe and China. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products, as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds. Demand for our Aero/HS products is heavily impacted by commercial airframe build rates and, to a lesser degree, by defense related airframes and other products. In addition, unanticipated changes in build rates and mix of aircraft models being built can trigger restocking or destocking throughout the long aerospace supply chain, temporarily impacting demand. While commercial airframe build rates can be subject to certain short-terms events (see Part I, Item 1A. “Risk Factors” included in this Report), we believe the long-term demand for air travel and fuel efficiency will continue to drive long-term growth for our products.

Packaging. Our Packaging products are sold primarily to North American food packaging manufacturers and beverage can manufacturers and fillers. Sales are made primarily under long-term agreements by a North American direct sales force. Aluminum can stock demand is driven by the packaging industry’s shift towards environmentally sustainable materials due to the fact that aluminum is infinitely recyclable and has the highest consumer recycling rate among beverage containers. Major players have already transitioned some plastic bottled water and carbonated soft drink production to aluminum. We anticipate further growth will be underpinned by sustainability trends, the secular shift from plastic to aluminum and the fact that North American packaging capacity has been reallocated towards other end markets, including automotive and industrial.

Automotive Extrusions. Our Automotive Extrusions are sold primarily to tier one automotive suppliers. Almost all sales are made under long-term agreements entered through direct channels using a North American direct sales force that works closely with our technical sales support organization. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. We believe fuel efficiency standards, along with consumer preference for larger vehicles and the growing conversion to electric vehicles, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.

GE Products. A majority of our GE products are sold to large metal service centers in North America on an order-by-order basis, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE products and Aero/HS products. Demand for our GE products is closely related to the North America general industrial growth and the recent desire of many companies to lessen their risk of supply chain disruptions by reshoring suppliers and shortening the supply chain. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.

Customers

In 2021, we had 600 customers, including the following key customers: (i) Crown Holdings Inc.; (ii) Ford Motor Company; (iii) Reliance Steel & Aluminum Co.; (iv) Silgan Containers Corporation; and (v) The Boeing Company. While the loss of any one of these customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing any customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.

Competition

The fabricated aluminum industry is highly competitive. We seek to further differentiate ourselves from our competitors through our ongoing investments to continuously improve the quality and machinability of our products, manufacture and deliver unique product attributes (KaiserSelect®) and provide a broad product offering while maintaining a strong customer focus to achieve “Best in Class” status in our markets.

Our primary competitors in the global market for Aero/HS products are Arconic, Inc., Constellium N.V. and Novelis Inc. In North America, our primary competitors for Packaging are Arconic, Inc., Constellium N.V., Novelis, Inc. and Tri-Arrows Aluminum, Inc. In serving our North American customers for both Automotive Extrusions and GE products, our primary competitors are Arconic, Inc. and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

Because many of our products are used in safety critical applications, our customers have demanding standards for product quality and consistency that make it difficult to become a qualified supplier. Suppliers must pass a rigorous qualification process to sell to both airframe and automotive manufacturers and must also make significant investments in infrastructure and specialized equipment to supply products for these high strength applications. Further, sophisticated manufacturing processes make it difficult to become a qualified supplier, even with proper equipment. For example, producing heat treat plate and sheet products, particularly for aerospace applications, requires technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience. To be a supplier in the packaging market, demanding standards are also required. Producing coated end, tab and body stock for the can market requires the development of alloys and application of coatings that must pass stringent customer qualifications and be compliant with Food and Drug Administration (“FDA”) regulations. Our experienced and dedicated research and development team, combined with our Customer Service group, coordinate with coating suppliers, manufacturing operations and our customers to create these alloy and coating systems.

Research and Development

Our products are differentiated based on the metallurgy and physical properties of the metal and special characteristics that are required for particular end uses. A significant amount of our research and development is devoted to product and process development within our production operations, and is largely focused on controlling the manufacturing process to improve product quality, ensure consistency and enhance one or more specific product attributes. This has resulted in the creation and delivery of our highly differentiated KaiserSelect® products.

We operate four research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio, and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. Our fourth center, located in New Kensington, Pennsylvania, is focused on the forming and coating of our packaging products and has the capability on laboratory-scaled equipment to produce beverage end and food cans enabling the evaluation of new coatings and processes for packaging products. In addition, our packaging research and development center utilizes a scanning electron microscope along with FDA analytical tools to provide technical expertise to our Warrick facility and our packaging customers.

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

Resources

Manufacturing Processes

We use two main processes, flat rolling and extrusion/drawing, to produce our fabricated products using a cast of alloyed prime and recycled aluminum in the desired forms and dimensions and with the desired physical properties. Both processes start by heating an aluminum rolling ingot or extrusion billet to an elevated temperature at which the metal is malleable and then applying pressure in a manner that both forces the metal into a desired shape and begins the “working” of the metal to enhance its strength and related properties.

Flat Rolling. Our manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations that can be done at elevated (hot) or room (cold) temperatures. Finishing steps may include heat treatment, annealing, stretching, leveling, coating and slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured in a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths and various finishes. Flat-rolled aluminum semi‑finished products are classified as plate (0.250 inches or greater in thickness), sheet (0.249 inches down to 0.008 inches in thickness) or coil (0.249 inches down to 0.001 inches in thickness).

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

Additionally, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion. To produce the ingot or log, we purchase primary aluminum, recycled scrap aluminum segregated by alloys and other metals (including copper, zinc and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular alloy. When the desired chemical composition of the molten metal has been achieved, it is poured through a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; Newark, Ohio and Sherman, Texas produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood and Warrick facilities cast rolling ingot for their own consumption.

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

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled, aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. The average Midwest Price is comprised of the average London Metal Exchange (“LME”) plus average Midwest premium. The average LME and the average Midwest premium for 2021, 2020 and 2019 were $1.12 + $0.26, $0.77 + $0.12 and $0.81 + $0.18, respectively. Scrap aluminum is typically purchased at a discount to the Midwest Price but can require additional processing.

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

Suppliers

We purchase raw materials from a wide array of vendors. In most instances, we have multiple vendors of raw materials to mitigate the risk of an interruption of supply should one of them underperform or discontinue operations. A number of our input materials are commodities, which are subject to market price fluctuations, which we strive to mitigate with our metal price neutrality and hedging programs. See Note 17 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.

Pricing, Metal Price Risk Management and Hedging

As noted above, we purchase primary and scrap, or recycled, aluminum, our principal raw material, on a floating price basis typically based on the average Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass aluminum and alloy price fluctuations through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•

Spot price. A majority of our customers for GE products and some of our customers for Aero/HS products pay a product price that incorporates the spot price of primary aluminum (Midwest Price) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we generally can pass aluminum price risk through to customers. For some of our higher value added revenue products sold on a spot basis, however, the pass through of aluminum price movements can lag by several months (the timing of which depends in part on market conditions), with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of aluminum price swings for these higher value added revenue products.

•

Index-based price. The pricing structure of our typical automotive and aerospace contracts calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as the average Midwest Price for primary aluminum. Index-based pricing typically allows us to pass aluminum price risk through to the customer and applies to virtually all of our Automotive Extrusions sales and the majority of our Aero/HS products and Packaging sales.

•

Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating aluminum price risk that we must hedge. We are able to limit exposure to aluminum price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 187.2, 127.6 and 182.4 during 2021, 2020 and 2019, respectively.

In addition to the aluminum pricing mechanisms described above, we also strive to pass through the cost of alloys through either pricing adders or surcharge mechanisms. In some cases, the passing through of this alloy cost can lag the actual alloy cost by several months, the timing of which is dependent on market conditions and customer agreements, with a favorable impact to us when alloy price declines and an adverse impact to us when alloy price increases. As with aluminum, we, from time to time, enter into either hedging transactions with third parties or firm price physical contracts to minimize the impact to us of alloy price fluctuations.

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

Seasonality

Under normal operating and economic conditions, we generally have immaterial fluctuations in our overall portfolio quarter‑over‑quarter results. Within our individual end markets, our Packaging shipments are generally weighted towards the second half of the year as compared to the first half while our Aero/HS products, Automotive Extrusions and GE products shipments are generally weighted slightly more toward the first half of the year as compared to the second half. This fluctuation in shipments is usually driven by lower demand during summer vacation and year-end holiday shut downs and year-end inventory rebalancing by our end customers. During these periods of lower demand we generally perform planned major maintenance at our facilities, which can affect cost and operating results.

Government Regulation

Our operations are subject to numerous federal, state and local employment, import/export, reporting, environmental, health and safety laws and regulations. While we are subject to a wide variety of government regulations, generally those most impactful to our results of operations and capital expenditures are the environmental laws and regulations that impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes. These regulations may require the investigation, assessment, cleanup or monitoring of, or compensation for, environmental impacts, including natural resource damages. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in this Report.

The U.S. Environmental Protection Agency (“USEPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. We have invested and continue to invest in our manufacturing operations in order to minimize our GHG emissions. The GHG intensity of our products is minimized through: (i) increasing manufacturing efficiencies; (ii) using clean and reliable energy; (iii) using recycled and run-around scrap; and (iv) purchasing low carbon prime.

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

Human Capital

At December 31, 2021, we employed approximately 3,957 people, of which approximately 3,887 were employed in our manufacturing, sales and support office locations and approximately 70 were employed in our corporate office in Foothill Ranch, California.

Governance and Culture

Our talented workforce is a key factor underlying our success. We strive to be the employer of choice by providing equal employment and a non‑discriminatory workplace, protecting the health and safety of our employees, providing training programs and maintaining a positive and constructive relationship with labor unions of which our employees are members. Our values support and serve as the foundation for our strategic initiatives and are intended to reflect the company’s “tone at the top” which we believe sustains our culture; a culture that continues to drive our behavior. Additionally, the goal of being a valued corporate citizen guides our environmental, social and governance decisions. We are, as a result, committed to being socially responsible and active members of our industry and the communities in which we operate and our employees and their families live.

Consistent with our corporate values, we promote fair business practices and a culture of accountability, responsibility and ethical behavior through:

•	strong emphasis on the importance of integrity and competence;
•	conducting annual governance surveys to assess our culture and the effectiveness of our training;
•

adopting and enforcing our policies, including Corporate Governance Guidelines, Code of Business Conduct and Ethics, Human Rights Policy and Diversity, Equity and Inclusion Policy and compliance with applicable laws and regulations; and

•	encouraging the reporting of illegal or unethical behavior, including the use of In-Touch, a third party compliance feedback program.

We believe respecting human rights is a fundamental part of our values and corporate responsibility. We strive to respect and promote human rights in our relationships with our employees, suppliers, customers and stakeholders and are guided by the principles of the International Bill of Human Rights (the Universal Declaration of Human Rights and the two international covenants) and the International Labor Organization’s Declaration on the Fundamental Principles and Rights at Work. Our Human Rights Policy is communicated to our employees as part of their annual code of conduct training, and we expect our employees to uphold this policy.

Diversity, Equity, Inclusion and Belonging

We are committed to diversity, equity, inclusion and belonging and strive to be the preferred employer by, among other things: (i) attracting, developing and retaining people from all cultures and segments of the population based on ability; (ii) treating all employees with dignity and respect; (iii) providing an environment of diversity, inclusion, belonging, empowerment, responsibility and accountability; and (iv) offering competitive and equal pay and benefits that attract and retain employees. We focus on: (i) continuing to consider ethnic and gender diversity as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; (v) focusing on diverse candidates for internships, entry-level positions and scholarships; and (vi) actively recruiting from military bases for military and veteran hiring. In 2021, we enhanced our Human Rights Policy and formalized our diversity, equity, inclusion and belonging (“DEIB”) efforts by adopting a Diversity, Equity and Inclusion Policy, which align with our corporate values and Code of Business Conduct and Ethics and is overseen by our Board of Directors and senior leadership team.

Labor Practices and Policies

Safety. We believe employee safety begins with a strong and consistent tone at the top through our executive leadership with oversight provided by our Corporate Health and Safety team, led by our Chief Legal and Compliance Officer. To help us achieve and maintain a strong safety culture, we have robust compliance and assessment programs such as annual safety planning, monthly safety calls, routine performance reviews against targets and routine audits. Additionally, we partner with the United Steelworkers and various industry groups, including the Aluminum Association, to share and identify best practices. We use both internal and external resources, including the American National Standards Institute (“ANSI”) and International Organization for Standardization (“ISO”), to assess our compliance with regulatory and internal standards, providing training, performing risk assessments, audits and loss control inspections and developing mitigation strategies with particular emphasis on risks with a greater potential for severe injury. We stress risk awareness and job safe practices and engage our employees in conversations about safety and safety training using a variety of communication channels, including one-on-one communications.

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. We monitor our progress through routine reviews of our safety process and performance. We utilize both leading and trailing indicators to monitor our progress. While trailing indicators, such as total case incident rate (“TCIR”), lost- time case incident rate (“LTIR”) and days away, restricted and transfer (“DART”) rate, help us monitor our safety performance, leading indicators, such as significant injury and fatality (“SIF”) potential and actual incident rate, near-misses, timely correction action of internal and external audit findings, on-time safety plan execution information and safety culture risk, help us monitor and assess risks and the effectiveness of our safety plans and processes. Plant safety metrics are integrated into our monthly quality, production and financial reports and are reviewed by the senior leadership team every month. In addition, TCIR and LTIR safety modifiers are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Health. Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization, including:

•	annual onsite health biometric screenings;
•	on-site flu shots and COVID-19 vaccination;
•	employee assistance program, providing confidential assistance with healthcare issues and the healthcare system, including crisis and emergency help;
•	smoking/tobacco cessation program;
•	internal, as well as third-party, online wellness workshops, including workshops on nutrition and fitness; and
•	wellness coaching.

Labor Union Affiliations. We believe in freedom of association and respect our employees’ choice to be represented or not represented, by a union in accordance with the laws of the states and countries where we operate, without fear of reprisal, intimidation or harassment. Approximately 66% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2021. As indicated in the table, union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2024
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2026
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2026
London, Ontario (Canada)	USW Canada	Feb 2022
Los Angeles, California	Teamsters	Apr 2022
Newark, Ohio	USW	Sep 2025
Newburgh, Indiana (Warrick)	USW	May 2023
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2026/Nov 2026
Sherman, Texas	IAM	May 2022
Spokane, Washington (Trentwood)	USW	Sep 2025

Recruiting, Training, Development and Retention

Recruiting. We are committed to recruiting a workforce that reflects people from all cultures and segments of the population based on ability. Our initiatives, which go beyond legal compliance, include: (i) identifying and recruiting diverse talent, including military veterans; (ii) fostering relationships with universities, employment agencies and professional groups that work with more diverse populations; (iii) leveraging inclusive job-posting sites; and (iv) concentrating on diverse candidates for internships, entry‑level positions and scholarships. We have a well-established talent review process that includes operations and functional leaders that are key in the early identification of high performing and high potential employees. We also track and review the gender and ethnic diversity of job applicants and new hires to evaluate the diversity of our organization. The ESG committee of our board oversees, among other things, the succession planning for our executive officers and the leadership, progression and development of key employees.

Training, Development and Retention. Kaiser Aluminum is committed to the development of our employees through a broad mix of internal and external program resources incorporating on-the-job training and development through the Kaiser Leadership Program, the Front Line Leader Development Program, Kaiser University, the Tuition Assistance Program, the Metallurgy Excellence and Technical Strength Program. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills and abilities of our current and future leaders.

The Kaiser Leadership Program is a full year program that accelerates the readiness of key talent and combines personalized leadership development and Kaiser-management system focused curriculum with a unique opportunity to build relationships with an internal network of leaders across locations and functions. The mission of the Kaiser Leadership Program is to strengthen performance, develop bench strength and accelerate the readiness of key talent across our company. The program blends classroom, online modules and live web events using a cohort model to deliver a flexible, convenient learning environment and includes training and coaching conducted by Thayer Leadership at West Point.

The Front Line Leader Development Program is a six-month program that strengthens organizational performance through ethical, effective and sustaining tactical leadership for both new and experienced frontline supervisors. The program uses a cohort model to encourage collaboration and team-building and to ensure accountability, facilitated group discussions and effective best practice sharing.

Kaiser University is our web-based learning and development platform offering a catalog of thousands of on-demand courses to employees across a broad range of topics including compliance, maintenance, health and safety, Lean Six Sigma, communication skills, business skills, computer skills, cybersecurity, discrimination and harassment prevention and our processes and policies.

The Metallurgy Excellence and Technical Strength Program provides professional development for our talented metallurgical professionals in order to facilitate their ability to develop and implement process control systems and identify new technologies that can benefit the company. This program provides mentorship opportunities with company leaders and experts as well as participation in career enhancing training to ensure our competitive advantage.

The Tuition Assistance Program provides tuition reimbursement for salaried employees and certain represented employees as stipulated by the collective bargaining agreement. The mission of this program is to support our workforce in completing a degree that benefits both our employees and our company.

Rewards

All of our employees, including hourly and salaried employees at our production facilities, participate in short-term incentive compensation plans, which are based on attainment of performance metrics that drive and support our best-in-class commitment. We also provide stock-based compensation to executive officers, members of senior management throughout the company and other key employees, as well as a deferred compensation plan for certain employees. All of our U.S. employees have access to 401(k) savings plans and salaried employees at our London, Ontario facility have access to a defined benefit pension plan with annual contributions based on each salaried employee’s age and years of service. Through the collective bargaining process, we contribute to four multi‑employer pension plans under the terms of certain collective bargaining agreements for a majority of our union-represented employees and certain union employees at our Warrick facility participate in a defined benefit pension plan, as well as a postretirement benefit plan relating to retiree medical and life insurance benefits. Additionally, certain hourly and salaried employees are also able to receive defined post-retirement health and welfare benefits through Voluntary Employee Beneficiary Associations.

Information Security

We employ information systems to support our business. As is the case for other manufacturing companies of comparable size and scope, we, from time to time, experience attempted cyber-attacks on our information system. We also face risks associated with other potential significant failures or disruptions of our information technology networks. We utilize a risk-based, multi-layered information security approach following the National Institute of Standards and Technology Cybersecurity Framework and have adopted and implemented an approach to identify and mitigate information security risks that we believe is commercially reasonable for manufacturing companies of our size and scope, including many of the best practices of the National Institute of Standards and Technology Cybersecurity Framework.

Our information security performance and recent cybersecurity industry trends are reviewed by management, including our Chief Information Officer at least monthly and are reported to and reviewed by each of the audit committee and the full board of directors throughout the year (but no less than once a year). Our entire board of directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and mitigate information security risks, including cyber risk and related insurance policies.

We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management. We also conduct annual information security training to ensure employees are aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we also take reasonable steps to ensure our executive management and employees, including any employee who may come into possession of confidential financial information, receive appropriate information security awareness training.

To date, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, or in any penalties or settlements. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Report, the risks described below are those that we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial position, results of operations and cash flows as well as the trading price of our securities.

RISKS RELATED TO CHANGES IN DEMAND FOR OUR PRODUCTS.

The COVID-19 pandemic has impacted and could in the future materially and adversely affect our business.

The novel strain of the coronavirus identified in late 2019 has impacted and is expected to continue to impact our operations. The full nature and extent of the impact is highly uncertain. Among other things, uncertainties relating to the COVID-19 pandemic include the duration of the pandemic and the actions, or perception of actions that may be taken, to contain or treat its impact by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and prolonged periods of travel, vaccine mandates, commercial and/or other similar restrictions and limitations.

Furthermore, as a result of the COVID-19 pandemic and the measures implemented to contain its spread, our customers have been, and could continue to be, negatively impacted as a result of disruption in demand, which has and could in the future negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of the COVID‑19 pandemic and measures implemented to contain its spread, our suppliers may not have the materials, capacity or capability to enable the manufacture of our products according to our schedule and specifications. These disruptions include those resulting from the supply demand imbalances in the magnesium and silicon market. Because of impacts to suppliers’ supply chain or other operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

The COVID-19 pandemic has also disrupted our internal operations by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber security and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant or frequent disruptions in the future.

The impact of the COVID-19 pandemic continues to evolve, and its duration and ultimate disruption to our customers, supply chains and our workforce, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

The COVID-19 pandemic caused downturns in the commercial aerospace industry and other commercial disruptions, which have adversely affected our business, and could cause additional downturns in the automotive and ground transportation industries, which would further adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace and automotive and ground transportation industries. Concerns regarding and measures implemented in response to pandemics of infectious disease, as well as disruptions to supply chains and other interruptions of international and regional commerce, have and could further cause changes in global travel and shipping patterns, negatively influencing demand for new commercial aircraft and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response could lead to weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, which, in turn, could adversely affect demand for our products. For example, several of our automotive customers have temporarily suspended operations in the past and could do so again in response to the COVID-19 pandemic and/or in accordance with governmental requirements. Despite existing backlogs, adverse developments resulting from the pandemic may lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows.

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

Our products compete with other materials for use in various customer applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of titanium, composites and carbon fiber materials as alternatives to aluminum to reduce aircraft weight and increase fuel efficiency. Additionally, while the automotive industry has continued to increase use of aluminum in vehicle production to reduce vehicle weight and increase fuel efficiency, manufacturers may revert to steel or other materials for certain applications and rely on improved drivetrain technology, more efficient engines, aerodynamics or other measures to achieve fuel efficiency goals. Finally, the packaging industry has used and continues to use steel, tin, plastics, glass and paperboard as alternatives to aluminum for packaging and delivery of food and beverages. The packaging industry is heavily influenced by cost and recyclability of the packaging material. The willingness of customers to use materials other than aluminum could adversely affect the demand for our products, particularly our Aero/HS products, Packaging and Automotive Extrusions, and thus could adversely affect our financial position, results of operations and cash flows.

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

We derive a significant portion of our revenue from products sold to the aerospace industry. Notwithstanding a secular growth trend spanning nearly two decades, the aerospace industry is highly cyclical. Numerous factors that influence demand for new commercial aircraft could result in cancellations or deferrals of aircraft orders and a global decrease in new commercial aircraft deliveries. These factors have recently included the impacts of the COVID-19 pandemic on global travel and supply chains, but also include but are not limited to: (i) declines or reduced growth trends in global travel and airline passenger traffic; (ii) the rate of replacement of older aircraft with more fuel efficient aircraft; (iii) changing airline strategies affecting preferences for single-aisle aircraft models as opposed to twin-aisle or jumbo aircraft models; (iv) airline industry profitability; (v) the state of regional and global economies; (vi) concerns regarding terrorism or the threat of terrorism; (vii) concerns regarding new pandemics of infectious disease; and (viii) safety concerns with newly introduced and existing aircraft. Despite existing backlogs, adverse developments in any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.

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

On March 31, 2021, we completed our acquisition of Warrick. Warrick expands our flat-rolled product offering to include aluminum coil produced for demanding end market applications in the beverage and food packaging industry in North America. Such product offerings are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales and our ability to realize the benefits of the Warrick acquisition. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

RISKS RELATED TO SALES.

We depend on a core group of significant customers.

In 2021, Silgan and Reliance were our two largest customers, representing approximately 16% and 15%, respectively, of our net sales. Our five largest customers in total accounted for approximately 49% of our 2021 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.

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

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable without recourse to such customers’ financial institutions. To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables. The utility of certain supply chain financing arrangements also depends upon the London Interbank Offered Rate (“LIBOR”), as it is a component of the discount rate applicable to certain arrangements. If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

RISKS RELATED TO GEO-POLITICAL FACTORS.

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

We import primary aluminum from, and manufacture fabricated products used in, foreign countries. Our financial position, results of operations and cash flows could be adversely affected by numerous factors in the politically and economically diverse jurisdictions: (i) from which our input materials are sourced; (ii) in which we operate; (iii) in which our customers operate; or (iv) in which our products are consumed or further fabricated. Such factors include but are not limited to:

•	the adoption of tariffs, duties and other forms of taxation;
•	trade disputes;
•	the implementation of controls on prices, exports and/or imports, including quotas;
•	the implementation of other restrictions on supply chains in connection with global health pandemics;
•	the imposition of currency restrictions;
•	inflation relative to the United States and related fluctuations in currency and interest rates;
•	government regulation in the countries in which we operate, service customers or purchase raw materials;
•	acts or threats of war or terrorism;
•	sanctions, including those in response to acts or threats of war or terrorism;
•	civil unrest and labor problems; and
•	the nationalization or appropriation of rights or other assets.

RISKS RELATED TO PRODUCT AND MANUFACTURING.

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

The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, public utilities interruptions and supply interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at our Trentwood facility where our production of plate and sheet is concentrated or at our Warrick facility where our production of packaging material is concentrated, could significantly compromise our ability to meet our customers’ needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows could be adversely affected by such events.

We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.

Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Despite our controls and safeguards, our technology may be misappropriated by our employees, our competitors or other third parties. The pursuit of remedies for any misappropriation of our intellectual property is expensive and the ultimate remedies may be deemed insufficient. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business and competitive position.

RISKS RELATED TO OUR STRATEGIC TRANSACTIONS AND INITIATIVES.

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

Our recent acquisition of the Warrick rolling mill could disrupt our business and/or dilute or adversely affect the price of our common stock. Risks associated with the Warrick rolling mill acquisition may include:

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

We are dependent upon Alcoa Corporation (“Alcoa”) for certain resources essential to the day-to-day operation of our business at Warrick.

We are dependent upon Alcoa for certain resources required for the day-to-day operation of our business at Warrick, which include molten aluminum and “support services” such as the provision of potable water, compressed air, laboratory services, electricity, steam and hot water. In order to transition Warrick from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to provide “transition services,” including providing infrastructure and equipment for the production of steam, hot water and compressed air and conveying the filtration plant currently utilized for the supply of potable water. In addition, Alcoa has agreed to pay for the development of infrastructure necessary for Warrick to obtain electricity from a third party power supplier, subject to certain conditions. Alcoa has agreed to provide the support services through a period to extend no later than June 30, 2024, by which date Alcoa must complete its transition services. A failure by Alcoa to provide molten aluminum and support services or transition services within the time frames and upon the terms agreed to, including quality and performance standards, could cause us to incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of Warrick’s operations. In the event that production of Warrick is negatively impacted by Alcoa’s failure to provide molten aluminum, support or transition services, our operations, business, financial condition and results of operations could be adversely affected.

RISKS RELATED TO COMMODITY-RELATED PRICE FLUCTUATIONS.

Our business could be adversely affected by pricing and availability of primary aluminum.

Our largest inputs to produce fabricated aluminum products are primary aluminum and recycled scrap aluminum. Primary aluminum pricing fluctuates in response to global supply and demand and also reflects the impact of duties and tariffs imposed by the United States and certain other countries. The timing and magnitude of changes in market pricing for primary aluminum are largely unpredictable. Our pricing structures for fabricated aluminum products generally allow us to pass fluctuations in the price of primary aluminum through to our customers so that we can minimize our exposure to metal price risk. However, competitive dynamics for certain of our high value added products may limit the amount or delay the timing of selling price increases on our products to recover our increased aluminum costs, resulting in a time lag during which we may be partially exposed to metal price risk. If these events were to occur, they could have an adverse effect on our financial position, results of operations and cash flows. In addition, if the market price for primary aluminum were to remain high for an extended period of time, the corresponding increase in our selling price for our fabricated products may cause some of our customers to switch to other materials in lieu of our products, causing sales of our fabricated aluminum products to decrease, which could adversely affect our financial position, results of operations and cash flows.

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

Our business could be adversely affected by the pricing and availability of alloying metals.

We use certain alloying metals, such as copper, zinc, magnesium and silicon, in our operations in order to achieve required performance properties in our products. The availability of these alloys in some cases can be restricted due to limited suppliers, government regulations, energy and supply chain disruptions and/or general demand dynamics. When sudden restrictions of these materials occur we can be subject to rapid price increases and limited supplies, either of which could have an adverse effect on our financial position, results of operations and cash flows.

Reduced pricing for aluminum can reduce our borrowing availability and cause our liquidity to decline.

Lower aluminum prices reduce the market value of our inventory and generally cause a reduction in our accounts receivable as we pass through a lower underlying aluminum price to our customers. Because the amount we can borrow under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) is determined by the value of our receivables and inventory, which serve as collateral for the facility, a reduction in aluminum prices can reduce our borrowing availability and our liquidity, which could have an adverse effect on our financial position, results of operations and cash flows.

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

Our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) and 4.50% Senior Notes due 2031 (“4.50% Senior Notes”) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants or restrictions under our Revolving Credit Facility or under the indentures governing the 4.625% Senior Notes and 4.50% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Revolving Credit Facility or our indentures for our 4.625% Senior Notes and 4.50% Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Revolving Credit Facility could permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

More detailed descriptions of our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes and 4.50% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

Restrictive covenants in our debt instruments contain significant qualifications and exceptions.

While our Revolving Credit Facility and the indentures governing the 4.625% Senior Notes and 4.50% Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made or incremental debt incurred in compliance with these limitations could be substantial.

As indicated above, more detailed descriptions of our Revolving Credit Facility and the indentures governing our 4.625% Senior Notes and 4.50% Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Revolving Credit Facility and the indentures governing the 4.625% Senior Notes and 4.50% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 4.625% Senior Notes and 4.50% Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The interest rate used in certain of our debt agreements and our customers’ supply chain financing arrangements are priced using LIBOR and are subject to risks associated with the transition from LIBOR to an alternative reference rate.

Certain of our debt agreements and our customers’ supply chain financing arrangements use LIBOR as a reference rate for interest rate calculations. LIBOR has been the subject of recent proposals for international reform and it is anticipated that LIBOR will be discontinued or modified by June 2023. While no consensus currently exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, has identified the secured overnight financing rate, or SOFR, as the recommended alternative rate for all LIBOR. The consequences of adopting an alternative reference rate cannot be entirely predicted but could result in an increase in the cost of our variable rate borrowings. In addition, the method of transitioning to an alternative rate may be challenging, as this may require negotiation with the respective counterparty. If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our 4.625% Senior Notes, 4.50% Senior Notes or our Revolving Credit Facility. Accordingly, repayments of our 4.625% Senior Notes, 4.50% Senior Notes and amounts due under our Revolving Credit Facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment or otherwise. Our subsidiaries that are not guarantors of our 4.625% Senior Notes, 4.50% Senior Notes or the Revolving Credit Facility have no obligation to pay amounts due on the 4.625% Senior Notes, 4.50% Senior Notes or the Revolving Credit Facility or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on the 4.625% Senior Notes, the 4.50% Senior Notes or our Revolving Credit Facility, or other indebtedness.

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

At December 31, 2021, approximately 66% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark, Ohio facilities are represented by the USW under a single contract that extends through September 2025. The USW also represents employees at six other facilities, one of which has a contract expiring in 2022. As part of any labor negotiation, the future wages, healthcare benefits and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all or result in strikes, work stoppages or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

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

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our business, financial condition, results of operations or amount of pension funding contributions in future periods.

Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement benefit plans, reductions in the fair value of plan assets and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition” under caption “Critical Accounting Estimates and Policies – Pension and Other Postretirement Benefits” included in this Report, as well as Note 5 of Notes to Consolidated Financial Statements included in this Report. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plans.

Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. Higher than expected pension contributions due to a decline in the plans’ funded status as a result of declines in the discount rate or lower-than-expected investment returns on plan assets could have a material negative effect on our cash flows. Adverse capital market conditions could result in reductions in the fair value of plan assets and increase our liabilities related to such plans, adversely affecting our liquidity and results of operations.

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

RISKS RELATED TO ENVIRONMENTAL AND OTHER LAWS AND REGULATIONS.

Environmental compliance, cleanup and damage claims may decrease our cash flow and adversely affect our business.

We are subject to numerous environmental laws and regulations, including permitting and other administrative requirements, with respect to, among other things: (i) air and water emissions and discharges; (ii) the generation, storage, treatment, transportation and disposal of solid and hazardous materials; and (iii) the release of hazardous or toxic substances, pollutants and contaminants into the environment. In addition to environmental laws and regulations, environmental activists, lobbyists and consumers have targeted manufacturers for the purported impact of their operations on the environment. Compliance with existing and new environmental laws and standards or the implications of any actions by third parties are and may continue to be costly and, in some cases, unpredictable.

We have accrued and will accrue for costs that are reasonably expected to be incurred based on available information with respect to permits, fines, penalties and expenses for alleged breaches of, and compliance activities associated with, environmental laws and regulations in connection with our existing operations and investigations and environmental cleanup activities with respect to certain of our former operations. However, actual costs could exceed accrued amounts, perhaps significantly, and such expenditures could occur sooner than anticipated, which could adversely affect our financial position, results of operations and cash flows.

Additionally, we may be subject to new claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the cleanup of sites currently or formerly used by us or exposure of individuals to hazardous materials. New laws or regulations or changes to existing laws and regulations may also be enacted that increase the cost or complexity of compliance. Costs related to any new investigation, cleanup or other remediation, fines or penalties, resolution of third-party claims or compliance with new or amended laws and regulations, including enhanced permitting requirements, may be significant and could have an adverse effect on our financial position, results of operations and cash flows.

Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations and could impact our supply chain and cost of material.

Laws enacted by governments, including the U.S. Congress, or policies of regulators, including the USEPA, could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have implemented and continue to consider various greenhouse gas regulation and reduction programs through legislative proposals, executive orders and ballot initiatives. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that have or may be imposed. While certain of our operations, including the melting of aluminum, require the use of natural gas to achieve the required temperatures, greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, any one of which could significantly increase our costs, reduce our competitiveness in the global economy or otherwise adversely affect our business, operations or financial results.

Furthermore, regulations or other targets for greenhouse gas emissions could impact the availability and price of energy and raw materials, which could ultimately lead to supply demand imbalances, higher costs and supply chain disruptions. Prolonged shortages or slowdowns could negatively impact our cost of goods and result in delays or non-delivery of shipments of our products. The future impact of these or other changes could be regulatory or voluntary and could impact our operations directly or indirectly through our customers or our supply chain. These potential impacts could have an adverse effect on our operations, financial position, results of operations and cash flows.

RISKS RELATED TO CYBERSECURITY AND PRIVACY.

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

RISKS RELATED TO OUR COMMON STOCK.

Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restrictions.

Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, liquidity position, anticipated cash requirements and regulatory rules. Additionally, our Revolving Credit Facility and the indentures for our 4.625% Senior Notes and 4.50% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

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

RISKS RELATED TO PUBLICLY TRADED U.S. MANUFACTURING COMPANIES.

As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows or the price of our common stock. These risks include but are not limited to:

•	the ability to attract and retain key management and other personnel and develop effective succession plans;
•	skills shortages in engineering, manufacturing, technology, construction and maintenance contractors and other labor market inadequacies;
•

regulations that subject us to additional capital or margin requirements or other restrictions that make it more difficult to hedge risks associated with our business or increase the cost of our hedging activities;

•	compliance with a wide variety of employment, minimum wage, health and safety laws and regulations and changes to such laws and regulations;
•	new or modified legislation related to health care;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides information regarding the location, size and ownership of our principal production facilities as of December 31, 2021:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	103,000	Leased[1]
Chandler, Arizona (Tube)	110,000	Leased[1]
Columbia, New Jersey	33,000	Owned
Florence, Alabama	249,000	Owned
Jackson, Tennessee	306,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario (Canada)	306,000	Owned
Los Angeles, California	174,000	Owned
Newark, Ohio	1,284,000	Owned
Newburgh, Indiana (Warrick)	3,822,000	Owned/Leased[3]
Richland, Washington	63,000	Leased[4]
Richmond, Virginia (Bellwood)	474,000	Owned
Sherman, Texas	300,000	Owned
Spokane, Washington (Trentwood)	2,886,000	Owned/Leased[5]
Total	10,575,000

1.

The Chandler, Arizona (Extrusion) and Chandler, Arizona (Tube) facilities are each subject to leases with terms that expire in 2023 and 2033, respectively, subject to certain extension rights held by us.

2.	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date, subject to certain extension rights held by us.

3.	The Warrick facility is owned by us, while the land where the rolling mill is located is subject to a lease with a 2081 expiration date and a renewal option subject to certain terms and conditions.
4.	The Richland, Washington facility is subject to a lease with a 2025 expiration date, subject to certain extension rights held by us.
5.

The Trentwood facility consists of 2,765,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2025 expiration date and a renewal option subject to certain terms and conditions.

Production facilities and equipment are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities, see the table under Item 1. Business “Resources - Manufacturing Processes” of this Report.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock is traded under the ticker symbol “KALU” on the Nasdaq Global Select Market.

Holders

As of February 22, 2022, there were approximately 488 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the S&P SmallCap 600 Index; (ii) the Russell 2000 Index; and (iii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2016 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the S&P SmallCap 600 Index,

the Russell 2000 Index and the S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2021:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2021 - October 31, 2021	—	$—	—	$—	$93.1
November 1, 2021 - November 30, 2021	—	—	—	—	$93.1
December 1, 2021 - December 31, 2021	1,186	93.55	—	—	$93.1
Total	1,186	$93.55	—	$—	n/a

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

[2]

In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At December 31, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (“Report”). For a detailed discussion of items impacting the year ended December 31, 2019, as well as a year‑to‑year comparison of our financial position and results of operations for the years ended December 31, 2020 and December 31, 2019, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the years ended December 31, 2019 and 2020, respectively, and filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 and February 26, 2021, respectively.

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

Metal Pricing Policies

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in the underlying price of primary and scrap, or recycled, aluminum, our main raw material, and alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see “Results of Operations - Selected Operational and Financial Information” below.

Management Review of 2021 and Outlook for the Future

Review

This past year was transformational for the company, although one with a unique set of operational challenges. As we look ahead, we are confident in the processes and counter measures we have put in place to address the significant challenges experienced in 2021, setting the stage for stronger performance in 2022.  We also achieved a number of major milestones that served to strengthen the strategic positioning of our company as we continue to manage our business for long-term growth and profitability, including our strategic acquisition of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”), providing non-cyclic end market diversification of our portfolio and re-entry into the resurging North American aluminum packaging market. In addition, we completed multiple multi-year contracts and extensions with key strategic aerospace and packaging partners securing additional long-term growth. With confidence in the continued strength of our markets and the expected long-term growth in our businesses, along with our commitment to continue creating value for our shareholders, in early 2022 we increased our quarterly dividend by 7% to $0.77 per share, an incremental increase from the 7.5% increase in early 2021.

Demand across our end markets was mixed creating inefficiencies as we adjusted to changing market conditions. While demand for general engineering applications (“GE products”) and beverage and food packaging products (“Packaging”) remained strong, demand for automotive applications (“Automotive Extrusions”) was muted throughout the year due to continued semiconductor chip shortages that significantly limited North American auto production. Recovery in demand for commercial aerospace applications continued to progress as anticipated but remained pressured, while demand for business jet and defense related applications remained strong. Our financial results for the full year 2021 reflected the impact of the demand environment, combined with rapidly rising costs, significant supply chain issues, labor constraints, continued market disruptions related to the Coronavirus Disease 2019 (“COVID‑19”) pandemic, the declaration of force majeure by one of the company’s largest magnesium suppliers and the complex integration of the Warrick acquisition.

Outlook

As we look forward, labor issues that hampered our ability to maximize the market opportunities during the year, have been addressed, as we are nearly fully staffed and expect the decline of COVID-19 pandemic-related staffing challenges and the impact of the Omicron virus continues to subside. Our commercial teams have been very successful passing through price increases and instituting contained metals and commodity surcharges to offset the majority of higher materials costs. Operating efficiencies across all facilities have begun to improve and the supply chain issues experienced during most of the year have either been mitigated, resolved or addressed, with the exception of challenges we continue to work through with our major magnesium supplier and the metal supply to our Warrick facility.

For the full year 2022, we anticipate total VAR will be up 20% to 25% year-over-year with further strengthening in demand for our products across all our major markets and the benefit of a full year of operations at our Warrick facility. Our expectations by end market are outlined below:

•

Aerospace and high strength (“Aero/HS products”). We anticipate 15% to 20% year-over-year growth, primarily driven by declarations from major original equipment manufacturer (“OEMs”) customers, as well as continued strength in demand for business jet and defense applications.

•	Packaging. We anticipate 35% to 40% year-over-year growth, primarily driven by continued strength in demand, a full year of shipments and improved pricing and mix.
•	GE products. We anticipate 10% to 20% year-over-year growth, primarily driven by strong underlying demand, service center restocking and reshoring.
•	Automotive Extrusions. We anticipate 10% to 20% year-over-year growth, primarily driven by strong demand for SUV’s, crossovers and light trucks, moderated by continued semiconductor chip shortages.

Consolidated adjusted EBITDA margin (Adjusted EBITDA as a percentage of VAR) is expected to improve to the 17% to 20% level for the full year 2022; strengthening through the year as operations and efficiencies improve, costs normalize and the Warrick integration process is completed.

We are well positioned for continued long-term growth with a diversified portfolio and strong secular growth trends in each of our served end markets. Notwithstanding near-term challenges, the fundamentals of our Aero/HS products, Automotive Extrusions and GE products end markets are solid and we are increasingly optimistic in our ability to deliver significant margin expansion and long-term profitability for our Packaging business where we have a significant market position. We remain confident around the timing of the recovery in commercial aerospace and we are optimistic that as semiconductor chip shortages are alleviated, automotive production will ramp back up and our program launches will resume. We also expect our costs and operating efficiencies will continue to improve as we resolve the metal and magnesium supply chain challenges.

Results of Operations

Fiscal 2021 Summary

•

The global COVID-19 pandemic significantly impacted all of our end market applications during the year ended December 31, 2021, most notably Aero/HS products, which experienced a 7% decline in shipments;

•	In March 2021, we completed our $670.0 million purchase of the Warrick rolling mill from Alcoa Corporation;
•

As of December 31, 2021, we had $670.5 million of combined cash and cash equivalents and net borrowing availability under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”);

•

In May 2021, we issued $550.0 million aggregate principal amounts of 4.50% unsecured senior notes due June 1, 2031 (“4.50% Senior Notes”) resulting in proceeds of $541.4 million, net of $8.6 million of transaction fees;

•

In May 2021, we redeemed all outstanding 6.50% unsecured senior notes due May 2025 (“6.50% Senior Notes”) using proceeds from our 4.50% Senior Notes offering, resulting in a cash outflow for principal, redemption premium and accrued interest of $382.2 million; and

•

We paid a total of approximately $46.7 million, or $2.88 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units during the year ended December 31, 2021, reflecting a 7.5% increase in the quarterly dividend compared with the prior year ended December 31, 2020.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Net Sales. We reported Net sales for 2021 of $2,622.0 million, compared to $1,172.7 million for 2020. The increase in Net sales during 2021 compared to 2020 reflected a 619.2 million pound (123%) increase in shipment volume and a $0.01/lb increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 541.7 million pound addition in Packaging due to our Warrick acquisition; (ii) a 62.6 million pound (27%) increase in GE products reflecting the reshoring of supply lines in North America and strong demand for our semi-conductor plate; (iii) a 16.7 million pound (178%) increase in our other industrial end market application (“Other products”) reflecting an increase of non-strategic rolled products acquired with the Warrick acquisition; and (iv) a 9.9 million pound (12%) increase in Automotive Extrusions primarily reflecting the recovery from the COVID‑19 pandemic related automotive supply chain shutdowns that occurred during the quarter ended June 30, 2020, partially offset by demand impact due to the ongoing semiconductor chip shortage in the automotive industry, which continues to hamper the return to full production and new program launches. The shipment volume increase was partially offset by an 11.7 million pound (7%) decrease in Aero/HS products reflecting lower demand for our commercial aerospace products as a result of the COVID-19 pandemic. The increase in average realized sales price per pound reflected a $0.41/lb (44%) increase in average Hedged Cost of Alloyed Metal prices per pound, partially offset by a $0.40 (29%) decrease in VAR per pound due primarily to the introduction of lower VAR per pound Packaging products, as well as approximately $14.8 million of additional net sales recognized in 2020 within Aero/HS products related to modifications to the 2020 customer declarations under multi-year contracts. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2021 totaled $2,348.1 million, or 90% of Net sales, compared to $941.3 million, or 80% of Net sales, in 2020. The increase during 2021 compared to 2020 of $1,406.8 million was largely attributable to the addition of Packaging and reflected a $1,035.2 million increase in Hedged Cost of Alloyed Metal and a $371.6 million increase in net manufacturing conversion and other costs. Of the $1,035.2 million increase in Hedged Cost of Alloyed Metal, $586.1 million was due to higher shipment volume, as discussed above in “Net Sales,” and $449.1 million was due to higher hedged metal prices. The $371.6 million increase in net manufacturing conversion and other costs was primarily due to the addition of Packaging and additional overhead associated with the related increase in volume, as well as higher labor, energy, freight, benefit and metal cost driven by supply chain inefficiencies, inflation and labor shortages. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2021 and 2020.

Depreciation and Amortization. Depreciation and amortization for 2021 was $91.5 million compared to $52.2 million for 2020. The increase of $39.3 million was primarily attributable to the addition of Packaging.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $118.8 million in 2021 compared to $91.2 million in 2020. The increase in 2021 compared with 2020 was due primarily to: (i) an $11.4 million increase in costs related to the addition of Warrick operations and related transition service agreements with Alcoa Corporation to facilitate the integration; (ii) an $11.2 million increase in acquisition related costs, which were primarily comprised of professional fees; and (iii) a $5.3 million increase in salaries and benefits.

Goodwill Impairment. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details.

Restructuring Costs. See Note 12 of Notes to Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating Charges (Income), Net. There were no Other operating charges (income), net, for the year ended December 31, 2021. Other operating charges (income), net, was $0.6 million of income for the year ended December 31, 2020. During the year ended December 31, 2020, we recognized $1.3 million of payroll subsidies received by our subsidiary Kaiser Aluminum Canada Limited under the Canada Emergency Wage Subsidy (“CEWS”) Program, which was partially offset by $0.5 million of impairment charges related to property, plant and equipment (see Note 1 of Notes to Consolidated Financial Statements included in this Report for details of government grants received).

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our Revolving Credit Facility, net of capitalized interest. Interest expense was $49.5 million and $40.9 million for 2021 and 2020, respectively. See Note 9 of Notes to Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during each of the years 2021 and 2020 and Note 1 of Notes to Consolidated Financial Statements included in this Report for a discussion of our interest expense capitalized as part of construction in progress.

Other Expense, Net. Other expense, net for the year ended December 31, 2021 included a $35.9 million loss on extinguishment of debt related to the redemption of our 6.50% Senior Notes. See Note 9 and Note 13 of Notes to Consolidated Financial Statements included in this Report for details.

Income Tax Benefit (Provision). The income tax benefit for 2021 was $5.5 million, resulting in an effective tax rate of 22.9%. There was no material difference between the effective tax rate and the projected blended statutory tax rate for 2021.

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

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2021	2020
Net (loss) income	$(18.5)	$28.8
Interest expense	49.5	40.9
Other expense, net	38.9	1.4
Income tax (benefit) provision	(5.5)	10.0
Depreciation and amortization	91.5	52.2
Non-run-rate items:
Restructuring (benefit) costs	(0.8)	7.5
Adjustments to plant-level LIFO[1]	7.8	2.4
Mark-to-market loss (gain) on derivative instruments[2]	1.4	(2.6)
Workers' compensation cost due to discounting	—	1.8
Non-cash asset impairment charges	—	0.5
Net periodic post retirement service cost relating to Salaried VEBA	0.1	0.1
Environmental expenses[3]	0.2	5.3
Acquisition costs[4]	28.0	5.5
Total non-run-rate items	36.7	20.5
Adjusted EBITDA	$192.6	$153.8

1.

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis. For the year ended December 31, 2021, this line item reflects a $5.2 million non-run-rate LIFO benefit that resulted from a purchase accounting adjustment to step-up Warrick’s inventory to fair value.

2.

Mark-to-market loss (gain) on derivative instruments for 2021 and 2020 represents: (i) the reversal of mark-to-market loss (gain) on hedges entered into prior to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and settled in the periods presented above; (ii) loss (gain) on non-designated commodity hedges; and (iii) reclassifications out of Accumulated other comprehensive loss due to forecasted transactions no longer probable of occurring. Adjusted EBITDA reflects the realized loss (gain) of such settlements.

3.

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 10 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

4.

Acquisition costs are non-run-rate acquisition-related transaction costs, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition. The results for the year ended December 31, 2020 were adjusted to reflect $5.5 million now classified as Warrick acquisition-related costs.

Adjusted EBITDA for 2021 was $38.8 million higher than Adjusted EBITDA for 2020, which had the benefit of the additional $14.8 million of revenue as discussed in “Net sales” above. Adjusted EBITDA for 2021 reflected the benefit of Packaging and improvement in our Automotive Extrusions and GE products, partially offset by higher costs as discussed in “Consolidated Selected Operational and Financial Information” above.

The following table provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Year Ended December 31,
	2021		2020
Aero/HS Products:
Shipments (mmlbs)	161.6		173.3
	$	$ / lb	$	$ / lb
Net sales	$533.7	$3.30	$537.9	$3.10
Less: Hedged Cost of Alloyed Metal	(219.0)	(1.35)	(168.6)	(0.97)
VAR	$314.7	$1.95	$369.3	$2.13

Packaging:
Shipments (mmlbs)	541.7		—
	$	$ / lb	$	$ / lb
Net sales	$1,119.3	$2.07	$—	$—
Less: Hedged Cost of Alloyed Metal	(730.0)	(1.35)	—	—
VAR	$389.3	$0.72	$—	$—

Automotive Extrusions:
Shipments (mmlbs)	94.0		84.1
	$	$ / lb	$	$ / lb
Net sales	$225.0	$2.39	$161.4	$1.92
Less: Hedged Cost of Alloyed Metal	(128.4)	(1.36)	(78.4)	(0.93)
VAR	$96.6	$1.03	$83.0	$0.99

GE Products:
Shipments (mmlbs)	298.2		235.6
	$	$ / lb	$	$ / lb
Net sales	$706.1	$2.37	$458.8	$1.95
Less: Hedged Cost of Alloyed Metal	(409.0)	(1.37)	(220.2)	(0.94)
VAR	$297.1	$1.00	$238.6	$1.01

Other Products:
Shipments (mmlbs)	26.1		9.4
	$	$ / lb	$	$ / lb
Net sales	$37.9	$1.45	$14.6	$1.55
Less: Hedged Cost of Alloyed Metal	(24.4)	(0.93)	(8.4)	(0.89)
VAR	$13.5	$0.52	$6.2	$0.66

Total:
Shipments (mmlbs)	1,121.6		502.4
	$	$ / lb	$	$ / lb
Net sales	$2,622.0	$2.34	$1,172.7	$2.33
Less: Hedged Cost of Alloyed Metal	(1,510.8)	(1.35)	(475.6)	(0.94)
VAR	$1,111.2	$0.99	$697.1	$1.39

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2021	2020
Available cash and cash equivalents	$303.2	$780.3
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	367.3	251.5
Total liquidity	$670.5	$1,031.8

1.	Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2021 and December 31, 2020.

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

See Note 16 of Notes to Consolidated Financial Statements included in this Report for information regarding restricted cash at December 31, 2021.

We and certain of our subsidiaries have a Revolving Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (see Note 9 of Notes to Consolidated Financial Statements included in this Report). There were no borrowings under our Revolving Credit Facility during the years ending or as of December 31, 2021 or December 31, 2020, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Year Ended December 31,
	2021	2020
Total cash provided by (used in):
Operating activities	$79.4	$206.9
Investing activities	$(665.8)	$26.9
Financing activities	$109.1	$281.9

Cash provided by operating activities for the year ended December 31, 2021 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) an increase in accounts payable of $112.5 million, primarily driven by Warrick payables added during the year ended December 31, 2021 and higher metal cost; (ii) an increase in trade and other receivables of $90.3 million, primarily driven by Warrick receivables added during the year ended December 31, 2021 and the remainder due to the timing and mix of sales and an increase in metal prices; and (iii) an increase in inventory of $43.5 million due primarily to higher inventory pounds to satisfy increased demand, as well as a higher per pound inventory cost.

Cash provided by operating activities for the year ended December 31, 2020 reflected results of business activity for the year ended December 31, 2020, as well as the following working capital changes: (i) a decrease in Trade and other receivables of $60.8 million driven primarily by lower Net sales; (ii) a decrease in Inventories of $25.6 million to better align with operations; and (iii) a reduction in Contract assets of $18.5 million driven primarily by timing and volume of shipments related to revenue on products recognized over-time.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and December 31, 2020.

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

See Note 9 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.

Debt

See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the 4.50% Senior Notes and 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) and the redemption of our 6.50% Senior Notes.

We do not believe that covenants in the indenture governing the 4.50% Senior Notes and 4.625% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our rolling mill in Spokane, Washington (“Trentwood”), which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS products and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. Total capital expenditures were $58.0 million and $51.9 million for 2021 and 2020, respectively, and primarily related to critical sustaining capital projects.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2022 of approximately $180.0 million to $200.0 million, of which approximately 60% of total spending will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at Warrick and modest spending related to the Trentwood facility expansion project. In addition, we have prepared for a multiple week outage early in third quarter 2022 to refurbish the large plate stretcher at our Trentwood facility. The investment of approximately $30.0 million is a highly efficient use of capital that will allow us to temporarily defer the $145.0 million purchase for a new stretcher planned prior to the COVID-19 pandemic. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indentures for our 4.50% Senior Notes and 4.625% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 18 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends declared during 2021 and 2020 and subsequent to December 31, 2021.

Repurchases of Common Stock

We suspended share repurchases as of March 18, 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock in 2021 and 2020; (ii) the amounts authorized and available for future repurchases of common stock under our stock repurchase program; and (iii) minimum statutory tax withholding obligations arising during 2021 and 2020 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 10 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The discussion below summarizes our significant contractual obligations, commercial commitments and off-balance sheet arrangements as of December 31, 2021.

Principal and Interest on 4.50% Senior Notes and 4.625% Senior Notes. See Note 9 of Notes to Consolidated Financial Statements included in this Report for information, including the timing of principal and interest payments, associated with our debt.

Standby Letters of Credit. Standby Letters of Credit represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers’ compensation. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in October 2024. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further information.

Employer Payroll Tax Deferrals. As of December 31, 2021, we had a remaining $3.8 million in employer payroll tax deferrals to be paid in 2022 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Uncertain Tax Liabilities. At December 31, 2021, we had uncertain tax positions which ultimately could result in tax payments. See Note 14 of Notes to Consolidated Financial Statements included in this Report for information regarding further information.

Deferred Compensation Plan Liability. As of December 31, 2021, we had deferred compensation plan liabilities for certain key employees, which were contingent upon investment performance, vesting and other eligibility requirements, including retirement dates. See Note 5 of Notes to Consolidated Financial Statements included in this Report for further information, including the total expense related to all benefit plans.

Operating Leases. Operating lease liabilities represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment. See Note 3 of Notes to Consolidated Financial Statements included in this Report for the maturity of our lease liabilities associated with our operating lease portfolio.

Finance Leases. Finance lease liabilities represent non-cancelable capital commitments as of December 31, 2021. We expect finance leases to be funded through available cash generated from our operations, cash and cash equivalents, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements. See Note 3 of Notes to Consolidated Financial Statements included in this Report for the maturity of our lease liabilities associated with our finance lease portfolio.

Pension and OPEB. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information regarding the future net benefits we expect to pay with respect to our pension plans and our healthcare and life insurance postretirement benefit plan (“OPEB”).

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

Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase primary aluminum, recycled scrap aluminum, other alloys, energy and equipment. We have various contracts with suppliers of metals that require us to purchase minimum quantities of these metals in future years based primarily at the associated metal price at the time of payment. We believe the minimum required purchase quantities are lower than our current requirements for these metals. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in electricity and natural gas prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.

Commitment Fees on Revolving Credit Facility. Future commitment fees on our Revolving Credit Facility are estimated based on the amount of unused credit under the facility at December 31, 2021 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in October 2024. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2021. See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information.

In addition to our off-balance sheet items discussed above:

•	See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.
•

See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our long-term employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2022 and future years.

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

Approximately 79% of our business is recognized at a point in time with the remaining 21% recognized over time.

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

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.2 million to Net (loss) income for the year ended December 31, 2021.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $0.2 million to Net (loss) income for the year ended December 31, 2021.

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

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact our results of operations. Fair values and useful lives of intangible assets are determined using the income approach valuation methodology, which is based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, projected cash flows and the rate used in discounting those cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2021, we do not believe any of our reporting units are at risk of failing the goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material. For further details on goodwill and intangible assets, see Note 4 of Notes to Consolidated Financial Statements included in this Report.

Description	Judgments and Uncertainties	Potential Effect If Actual Results Differ From Assumptions

Pension and Other Postretirement Benefits.

Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return (“LTRR”) on plan assets and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age and mortality). The most significant assumptions used in determining the estimated year-end obligations include the assumed discount rate and the LTRR.

In addition to the above assumptions used in the actuarial valuations, changes in plan provisions could also have a material impact on the net funded status of our pensions and other postretirement benefits. Additionally, our obligation to the Salaried VEBA is to pay an annual variable contribution amount based on the level of our cash flow. The funding status of the Salaried VEBA has no impact on our annual variable contribution amount. We have no control over any aspect of the plan. We rely on information provided to us by the Salaried VEBA administrator with respect to specific plan provisions such as annual benefits expected to be paid. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information on our benefit plans.

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

The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of ¼ of 1% would be approximately $5.1 million as of December 31, 2021 and either a charge or credit of approximately $0.5 million to pretax earnings in 2022. A change in the assumption for the weighted average expected long-term rate of return on plan assets of ¼ of 1% would impact pretax earnings by approximately $0.4 million for 2022.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 8 and Note 11 of Notes to Consolidated Financial Statements included in this Report. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

In 2021 and 2020, settlements of derivative contracts covering 187.2 million pounds and 127.6 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At December 31, 2021, we had derivative contracts with respect to approximately 78.1 million pounds and 2.2 million pounds to hedge sales to be made in 2022 and 2023, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of December 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $8.0 million and $6.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05 per pound decrease in the Midwest premium for aluminum as of December 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.0 million and $3.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of December 31, 2021, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of December 31, 2021 and December 31, 2020, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.3 million, respectively, with corresponding changes to the net fair value of our zinc-related derivative positions. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.2 million and $0.3 million as of December 31, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our copper‑related derivative positions.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $5.2 million and $6.6 million as of December 31, 2021 and December 31, 2020, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of December 31, 2021 and December 31, 2020, would have resulted in an unrealized mark-to-market loss of $1.1 million and $2.4 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of December 31, 2021, we hedged certain lease transactions denominated in euros using forward swap contracts with settlement dates through March 2023. We estimate that a 10% decrease in the December 31, 2021 exchange rate of euros to US dollars would have resulted in an immaterial unrealized mark-to-market loss with corresponding changes to the net fair value of our foreign currency derivative positions.

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2021 and December 31, 2020 would have resulted in an annual operating cost impact of $2.2 million and $1.7 million, respectively

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaiser Aluminum Corporation

Foothill Ranch, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Warrick, which was acquired on March 31, 2021. Total assets (excluding goodwill and intangible assets) and total revenues subject to Warrick’s internal control over financial reporting represented approximately 34% and 44% of consolidated total assets and total revenues as of and for the year ended December 31, 2021, respectively. Accordingly, our audit did not include the internal control over financial reporting at Warrick.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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

Revenue Recognition—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it fulfills their performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, a majority of the Company’s revenue for Aero/HS products and Automotive Extrusions are recognized over time, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin. As of December 31, 2021, net sales were $2,622.0 million, of which $554.1 million was recognized over time.

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

Environmental Contingencies—Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. The Company records an environmental loss contingency whenever a contingency is probable and reasonably estimable. At December 31, 2021, the Company’s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

$16.8 million accrual for expected environmental costs is included in other accrued liabilities and long-term liabilities and represents the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and its assessment of the likely remediation actions to be taken.

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

Business Combinations, Goodwill and Intangible Assets — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

On March 31, 2021, the Company acquired Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”) for the purchase price of $670.0 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, resulting in intangible assets of $50.0 million and goodwill of $20.5 million. Management estimated the fair value of the intangible assets using the income approach valuation methodology, which was based on the Company’s best estimates of the expected future period of benefit of the asset, the various characteristics of the asset, long-term forecasts of the business, market prices, projected cash flows and the rate used in the discounting of those cash flows. Determining the fair value of the intangible assets acquired required significant judgment, including the amount and timing of expected future cash flows and the selected discount rates.

We identified the assumptions related to estimating the amount and timing of expected future cash flows and discount rates to be a critical audit matter given the inherent judgment involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures applied to the amount and timing of expected future cash flows and the selection of the discount rates for intangibles included the following, among others:

•	We tested the effectiveness of controls over the valuation of intangibles, including management’s controls over the amount and timing of expected future cash flows and the selection of discount rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

•

We assessed the reasonableness of management’s forecasts of future cash flows by performing inquiries of appropriate individuals outside of the finance organization, comparing the projections to historical results, contractual agreements, certain peer companies, third-party industry forecasts, and internal communications to management and board of directors.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount rates utilized, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 1, 2022

We have served as the Company’s auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$303.2	$780.3
Receivables:
Trade receivables, net	332.7	112.8
Other	53.0	11.6
Contract assets	63.2	36.1
Inventories	404.6	152.0
Prepaid expenses and other current assets	48.7	28.6
Total current assets	1,205.4	1,121.4
Property, plant and equipment, net	955.2	627.2
Operating lease assets	46.2	26.5
Deferred tax assets, net	3.4	—
Intangible assets, net	67.7	26.7
Goodwill	39.3	18.8
Other assets	105.2	44.1
Total	$2,422.4	$1,864.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351.4	$86.1
Accrued salaries, wages and related expenses	46.9	30.8
Other accrued liabilities	58.4	41.4
Total current liabilities	456.7	158.3
Long-term portion of operating lease liabilities	40.8	25.6
Pension and other postretirement benefits	92.5	1.3
Net liabilities of Salaried VEBA	20.6	17.8
Deferred tax liabilities	10.5	13.9
Long-term liabilities	72.5	77.3
Long-term debt	1,036.3	838.1
Total liabilities	1,729.9	1,132.3
Commitments and contingencies – Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2021 and December 31, 2020; no shares were issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2021 and December 31, 2020; 22,700,404 shares issued and 15,865,118 shares outstanding at December 31, 2021; 22,647,455 shares issued and 15,812,169 shares outstanding at December 31, 2020	0.2	0.2
Additional paid in capital	1,078.9	1,068.6
Retained earnings	93.0	158.2
Treasury stock, at cost, 6,835,286 shares at both December 31, 2021 and December 31, 2020	(475.9)	(475.9)
Accumulated other comprehensive loss	(3.7)	(18.7)
Total stockholders’ equity	692.5	732.4
Total	$2,422.4	$1,864.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED (LOSS) INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions of dollars, except share and per share amounts)
Net sales	$2,622.0	$1,172.7	$1,514.1
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	2,348.1	941.3	1,215.2
Depreciation and amortization	91.5	52.2	49.1
Selling, general, administrative, research and development	118.8	91.2	98.0
Goodwill impairment	—	—	25.2
Restructuring (benefit) costs	(0.8)	7.5	—
Other operating charges (income), net	—	(0.6)	0.9
Total costs and expenses	2,557.6	1,091.6	1,388.4
Operating income	64.4	81.1	125.7
Other expense:
Interest expense	(49.5)	(40.9)	(24.6)
Other expense, net – Notes 9 and 13	(38.9)	(1.4)	(20.7)
(Loss) income before income taxes	(24.0)	38.8	80.4
Income tax benefit (provision)	5.5	(10.0)	(18.4)
Net (loss) income	$(18.5)	$28.8	$62.0
Net (loss) income per common share:
Basic	$(1.17)	$1.82	$3.88
Diluted	$(1.17)	$1.81	$3.83
Weighted-average number of common shares outstanding (in thousands):
Basic	15,836	15,802	15,997
Diluted	15,836	15,913	16,203

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions of dollars)
Net (loss) income	$(18.5)	$28.8	$62.0
Other comprehensive (loss) income, net of tax – Note 11:
Defined benefit pension plan and Salaried VEBA	(1.6)	13.4	2.4
Available for sale securities	—	(0.3)	—
Cash flow hedges	16.6	6.7	7.8
Foreign currency translation	—	0.1	—
Other comprehensive income, net of tax	15.0	19.9	10.2
Comprehensive (loss) income	$(3.5)	$48.7	$72.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2018	16,234,603	$0.2	$1,059.3	$150.2	$(420.5)	$(48.8)	$740.4
Net income	—	—	—	62.0	—	—	62.0
Other comprehensive income, net of tax	—	—	—	—	—	10.2	10.2
Common shares issued (including impacts from Long-Term Incentive programs)	137,905	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(58,783)	—	(6.2)	—	—	—	(6.2)
Repurchase of common stock[1]	(445,421)	—	—	—	(42.9)	—	(42.9)
Cash dividends declared[2]	—	—	—	(39.4)	—	—	(39.4)
Amortization of unearned equity compensation	—	—	9.5	—	—	—	9.5
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	28.8	—	—	28.8
Other comprehensive income, net of tax	—	—	—	—	—	19.9	19.9
Common shares issued (including impacts from Long-Term Incentive programs)	142,173	—	0.4	—	—	—	0.4
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[1]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[2]	—	—	—	(43.4)	—	—	(43.4)
Amortization of unearned equity compensation	—	—	9.6	—	—	—	9.6
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net loss	—	—	—	(18.5)	—	—	(18.5)
Other comprehensive income, net of tax	—	—	—	—	—	15.0	15.0
Common shares issued (including impacts from Long-Term Incentive programs)	75,748	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(22,799)	—	(2.6)	—	—	—	(2.6)
Cash dividends declared[2]	—	—	—	(46.7)	—	—	(46.7)
Amortization of unearned equity compensation	—	—	12.6	—	—	—	12.6
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5

1.

Weighted-average repurchase price (dollars per share) was $81.94 for the year ended December 31, 2020 and $96.18 for the year ended December 31, 2019. At December 31, 2021, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[2].	Dividends declared per common share were $2.88, $2.68 and $2.40 during 2021, 2020 and 2019, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(18.5)	$28.8	$62.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	82.5	49.3	46.3
Amortization of definite-lived intangible assets	9.0	2.9	2.8
Amortization of debt premium and debt issuance costs	2.1	2.0	1.2
Deferred income taxes	(11.4)	15.2	21.1
Non-cash equity compensation	12.9	10.0	9.8
Non-cash asset impairment charges	—	0.5	26.1
Loss on extinguishment of debt	35.9	—	20.3
(Gain) loss on disposition of property, plant and equipment	(0.5)	0.2	—
Loss (gain) on disposition of short-term investments	—	(0.7)	(0.9)
Non-cash defined benefit net periodic postretirement benefit cost	9.4	5.2	7.0
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(90.3)	60.8	20.2
Contract assets	(27.1)	18.5	0.3
Inventories	(43.5)	25.6	37.5
Prepaid expenses and other current assets	(0.9)	(6.8)	4.2
Accounts payable	112.5	(5.9)	(24.5)
Accrued liabilities	17.3	(0.6)	(5.0)
Annual variable cash contributions to Salaried VEBA	(1.7)	(2.9)	(2.1)
Long-term assets and liabilities, net	(8.3)	4.8	6.0
Net cash provided by operating activities	79.4	206.9	232.3
Cash flows from investing activities[1]:
Capital expenditures	(58.0)	(51.9)	(60.2)
Purchase of short-term investments	—	(39.1)	(132.2)
Purchase of equity securities	(0.4)	(0.5)	(0.7)
Proceeds from disposition of short-term investments	—	118.1	91.1
Cash payment for acquisition of Warrick, net of cash received – Note 4	(609.2)	—	—
Proceeds from disposal of property, plant and equipment	1.8	0.3	0.2
Net cash (used in) provided by investing activities	(665.8)	26.9	(101.8)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 6.50% Senior Notes	(380.9)	—	—
Repayment of principal and redemption premium of 5.875% Senior Notes	—	—	(391.5)
Issuance of 4.50% Senior Notes	550.0	—	—
Issuance of 4.625% Senior Notes	—	—	500.0
Issuance of 6.50% Senior Notes	—	350.0	—
Cash paid for debt issuance costs	(8.6)	(6.2)	(8.8)
Repayment of finance lease	(2.1)	(1.7)	(1.4)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.6)	(4.3)	(6.2)
Repurchase of common stock	—	(12.5)	(44.2)
Cash dividends and dividend equivalents paid	(46.7)	(43.4)	(39.4)
Net cash provided by financing activities	109.1	281.9	8.5
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(477.3)	515.7	139.0
Cash, cash equivalents and restricted cash at beginning of period	794.3	278.6	139.6
Cash, cash equivalents and restricted cash at end of period	$317.0	$794.3	$278.6

[1]	See Note 16 for supplemental disclosure of cash flow information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

In this Annual Report on Form 10-K (this “Report”), unless the context otherwise requires, references in these notes to consolidated financial statements to “Kaiser Aluminum Corporation,” “Kaiser,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet, bare and coated coil and extruded and drawn products, for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) beverage and food packaging (“Packaging”); (iii) automotive (“Automotive Extrusions”); (iv) general engineering (“GE products”); and (v) other industrial (“Other products”). Our business is organized into one operating segment. See Note 17 for additional information regarding our business, product and geographical area information and concentration of risk.

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

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of our consolidated financial position and results of operations. The severity, magnitude and duration, as well as the economic consequences of the Coronavirus Disease 2019 (“COVID-19”) pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods.

Supply Chain Financing. Upon our acquisition of Warrick (as defined in Note 4 below), we became party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During 2021, we sold trade accounts receivable totaling $1,102.8 million, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.2 million. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other expense, net. As of December 31, 2021, we had been and/or expected to be fully reimbursed by our customers for these discount fees.

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

Financial assets and liabilities that we measure at fair value each period include our derivative instruments and equity investments related to our deferred compensation plan (see Note 5 and Note 8). Additionally, we measure at fair value once each year at December 31 the plan assets of our defined benefit pension and postretirement plans including the Salaried VEBA (defined in Note 5). In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. We record our remaining financial assets and liabilities at carrying value.

Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible asset fair values and useful lives are determined using the income approach valuation methodology, which is based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, market prices, projected cash flows and the rate used in discounting those cash flows. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for a discussion of our business acquisition in 2021 and the goodwill impairment charges we recorded during 2019.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See “Property, Plant and Equipment, Net” below for a discussion of impairment charges on idled assets recorded during 2021, 2020 and 2019.

Government Grants. From time-to-time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for costs already incurred or for immediate financial support, with no future related costs, are recognized as income in the period in which they are receivable. During 2020, our subsidiary Kaiser Aluminum Canada Limited received $1.3 million of payroll subsidies under the Canada Emergency Wage Subsidy Program. These subsidies were recorded within Other operating charges (income), net.

Cash and Cash Equivalents. We consider only those short-term, highly liquid investments which, when purchased, have maturities of 90 days or less to be cash equivalents. Our cash equivalents consist primarily of funds in money market funds, which are classified within Level 1 of the fair value hierarchy.

Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash (see Note 16). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

Available for Sale Securities. We have historically accounted for investments in certain marketable debt securities with maturities of greater than 90 days as available for sale securities. Such securities were recorded at fair value with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive loss as a component of Stockholders’ equity. Realized gains and losses from the sale of available for sale securities, if any, were determined on a specific identification basis. We settled all outstanding available for sale securities during the year ended December 31, 2020.

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for credit losses based upon collection experience and other factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for credit losses is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2021, 2020 and 2019 were immaterial to our consolidated financial statements.

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. At December 31, 2021 and December 31, 2020, the cost of our inventory on a first-in, first-out (“FIFO”) basis, which approximates the current replacement cost, exceeded its stated LIFO value by $137.1 million and $8.4 million, respectively. During the year ended December 31, 2020, we decremented a prior year, lower cost LIFO layer, which resulted in a benefit of $0.2 million. Other inventories are stated on the FIFO basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2 for the components of inventories).

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment, Net. Property, plant and equipment, net, is recorded at cost and includes construction in progress (see Note 2). Property, plant and equipment acquired in the Warrick acquisition was recorded at fair value as of the date of acquisition (see Note 4). Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The amount of interest expense capitalized as construction in progress was $1.2 million, $1.0 million and $1.6 million during 2021, 2020 and 2019, respectively.

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Depreciable finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The estimated useful lives are as follows:

Range (in years)
Land improvements	1-25
Buildings and leasehold improvements	2-45
Machinery and equipment	1-22
Depreciable finance lease assets	2-120

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

There were no impairment charges recorded in 2021. We recorded impairment charges of $0.5 million and $0.9 million in 2020 and 2019, respectively, to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating charges (income), net, in our Statements of Consolidated (Loss) Income.

We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.

Cloud Computing Implementation Costs. We defer implementation costs associated with a software hosting arrangement that is a service contract. We recognized $1.1 million and $0.4 million as of December 31, 2021 and December 31, 2020, respectively, within Prepaid expenses and other current assets and $6.7 million and $2.7 million as of December 31, 2021 and December 31, 2020, respectively, within Other assets related to hosted cloud‑computing software for our enterprise resource planning system refresh project. We began amortizing the deferred implementation costs associated with this project in December 2021 and will amortize the development costs within Selling, general, administrative, research and development over nine years. We recorded amortization expense associated with this project of $0.1 million in 2021 and no amortization expense in 2020.

Leases. We determine whether an agreement is a lease at inception. We have operating and finance leases for equipment and real estate that primarily have fixed lease payments. For purposes of calculating lease liabilities, options to extend or terminate a lease are included within the lease term when it is reasonably certain that we will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.

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

We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have, however, applied the practical expedient within Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification (“ASU 2016-02”), to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non‑lease components in determining the lease assets and liabilities.

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

Self Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers’ compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers’ compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. As of December 31, 2020, we revised our methodology of calculating our estimated workers’ compensation liabilities from a discounted basis to an undiscounted basis, resulting in a charge of $0.6 million. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $9.0 million and $3.1 million at December 31, 2021 and December 31, 2020, respectively.

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

Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 10). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) in our Statements of Consolidated (Loss) Income. Environmental expense relating to non-operating locations is included in Selling, general, administrative, research and development (“SG&A and R&D”) in our Statements of Consolidated (Loss) Income.

Revenue Recognition. We recognize revenue as we fulfill our performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For products that have no alternative use and for which we have an enforceable right to payment (including a reasonable profit) throughout the production process, we recognize revenue over time. In general, revenue recognized over time primarily relates to our Aero/HS products and our Automotive Extrusions with the remainder of our products recognized at a point in time. In limited circumstances, we have concluded that we are an agent in certain Packaging end market arrangements. For these transactions, revenue has been recognized on a net basis.

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

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2021, 2020 and 2019 were $0.1 million, $0.2 million and $0.4 million, respectively.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2021, 2020 and 2019 were $9.3 million, $9.1 million and $10.5 million, respectively.

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

We also grant performance-based awards to executive officers and other key employees. The methodology used to value these performance-based awards is based on the nature of the performance conditions within those awards. Awards that are subject to performance conditions pertaining to total shareholder return (market-based awards) are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Awards with certain other performance conditions (non-market-based awards) are valued based on our stock price at the date of grant. Our non‑market-based awards have performance conditions pertaining to our cost performance and adjusted EBITDA margin performance, which is measured by our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as a percentage of value added revenue. Holders of performance-based awards receive a one-time payment at the time of issuance of vested shares based on the total dividends they would have received if the vested shares had been held of record from the date of grant through the date of issuance. For more information on our stock-based compensation (see Note 7).

The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. Adjustments to expense related to forfeitures are recorded in the period in which they occur. For performance shares with performance conditions pertaining to our cost performance and Adjusted EBITDA margin performance, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 7).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) was issued in December 2019 and is intended to simplify the accounting for income taxes by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of Accounting Standards Codification 740 Income Taxes. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Our adoption of ASU 2019-12 during the quarter ended March 31, 2021 did not result in a material impact on our consolidated financial statements.

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) was issued in October 2021. Under ASU 2021-08, we are required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We early adopted ASU 2021-08 during the quarter ended December 31, 2021 and applied the amendments retrospectively to the beginning of the year. Our adoption of ASU 2021-08 did not result in a material impact on our consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) was issued in November 2021. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. We are currently in the process of evaluating the impact of adopting ASU 2021-10 using a prospective approach, but do not expect it to have a material impact on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2021	2020
	(In millions of dollars)
Trade Receivables, net
Billed trade receivables	$333.5	$113.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$332.7	$112.8

Inventories
Finished products	$90.3	$37.2
Work-in-process	162.2	46.0
Raw materials	143.0	62.3
Operating supplies	9.1	6.5
Total	$404.6	$152.0

Property, Plant and Equipment, net
Land and improvements	$26.0	$21.5
Buildings and leasehold improvements	179.0	117.2
Machinery and equipment	1,151.5	847.4
Construction in progress[1]	75.3	37.8
Property, plant and equipment, gross	1,431.8	1,023.9
Accumulated depreciation and amortization	(480.4)	(398.4)
Assets held for sale	3.8	1.7
Property, plant and equipment, net	$955.2	$627.2

Other Accrued Liabilities
Uncleared cash disbursements	$10.9	$2.1
Accrued income taxes and other taxes payable	9.5	5.2
Accrued annual contribution to Salaried VEBA – Note 5	—	1.7
Accrued interest	9.9	11.6
Short-term environmental accrual – Note 10	2.6	3.7
Other – Note 3 and Note 8	25.5	17.1
Total	$58.4	$41.4

Long-Term Liabilities
Workers' compensation accruals	$31.9	$30.6
Long-term environmental accrual – Note 10	14.2	15.1
Other long-term liabilities	26.4	31.6
Total	$72.5	$77.3

[1]

Based on market conditions, we temporarily idled projects within Construction in progress totaling $24.9 million and $20.0 million as of December 31, 2021 and December 31, 2020, respectively, all of which are expected to resume at a future date.

3. Leases

Our leases have remaining lease terms of approximately one to 60 years, some of which may include options to extend the lease for up to 60 years, and some of which may include options to terminate the lease within one year.

The following table presents lease terms and discount rates as of December 31, 2021:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	26.1	7.4
Weighted-average discount rate	3.4%	3.8%

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease assets	$46.2	$26.5
Finance lease assets	Property, plant and equipment, net	8.2	8.1
Total lease assets		$54.4	$34.6
Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$9.0	$4.4
Finance lease liabilities	Other accrued liabilities	2.1	1.9
Non-current:
Operating lease liabilities	Long-term portion of operating lease liabilities	40.8	25.6
Finance lease liabilities	Long-term liabilities	6.1	6.2
Total lease liabilities		$58.0	$38.1

The following table summarizes the components of lease cost on our Statements of Consolidated (Loss) Income (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$11.0	$6.8	$7.5
Short-term lease cost	3.2	1.6	1.2
Finance lease cost:
Amortization of leased assets	2.1	1.6	1.5
Interest on lease liabilities	0.3	0.3	0.3
Total lease cost	$16.6	$10.3	$10.5

The following table presents the maturity of our lease liabilities as of December 31, 2021 (in millions of dollars):

	Finance Leases	Operating Leases
2022	$2.3	$9.4
2023	2.0	9.8
2024	1.4	9.1
2025	1.0	5.9
2026	0.7	4.0
Thereafter	5.7	20.7
Total minimum lease payments	$13.1	$58.9
Less: interest	(4.9)	(9.1)
Present value	$8.2	$49.8

4. Business Combinations, Goodwill and Intangible Assets

Warrick Rolling Mill Acquisition. On March 31, 2021, we acquired Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”) for a purchase price of $670.0 million. Warrick is a leading producer of bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry in North America. The transaction provides us with non-cyclical end market diversification and re-entry into the packaging end market. Acquisition-related costs incurred and expensed during the years ended December 31, 2021 and December 31, 2020 were $16.7 million and $5.5 million, respectively, primarily related to professional fees and included within SG&A and R&D.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the purchase consideration to allocate (in millions of dollars):

Contract purchase price	$670.0
Working capital adjustment	31.0
Initial outstanding indebtedness – Other postretirement benefits liabilities	(83.5)
Cash paid at acquisition close on March 31, 2021	617.5
Estimated post-close adjustments	(12.7)
Preliminary purchase consideration to allocate	604.8
Revision to estimated post-close adjustments	4.4
Final purchase consideration to allocate	$609.2

We accounted for the acquisition using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. We prepared the purchase consideration as of the acquisition date based on our understanding of the fair value of the acquired assets and assumed liabilities. During the year ended December 31, 2021, we finalized the valuation and completed the purchase price allocation, which included the adjustments listed below. The following table summarizes the finalized fair values of assets acquired and liabilities assumed (in millions of dollars):

	Initial Allocation	Adjustments	Final Allocation
Trade receivables	$162.4	$(2.4)	$160.0
Other receivables	6.2	4.8	11.0
Inventories	209.0	0.1	209.1
Prepaid expenses and other current assets	—	0.3	0.3
Property, plant and equipment	385.4	(41.7)	343.7
Operating lease assets	12.3	—	12.3
Intangible assets	56.5	(6.5)	50.0
Goodwill[1]	27.4	(6.9)	20.5
Other Assets[2]	—	56.8	56.8
Accounts payable	(143.0)	(0.2)	(143.2)
Accrued salaries, wages and related expenses	(5.9)	(1.0)	(6.9)
Other accrued liabilities	(11.5)	0.9	(10.6)
Long-term portion of operating lease liabilities	(8.7)	—	(8.7)
Pension and other postretirement benefits	(83.7)	0.2	(83.5)
Long-term liabilities	(1.6)	—	(1.6)
Total allocated purchase consideration	$604.8	$4.4	$609.2

[1]	Goodwill is primarily attributable to the assembled workforce and is expected to be deductible for income tax purposes.
[2]

Other assets represents assets to be purchased or constructed by Alcoa Corporation (“Alcoa”) following the close of the acquisition and subsequently conveyed to us in connection with separating the rolling mill from the other businesses retained by Alcoa.

For the period from April 1, 2021 through December 31, 2021, Warrick contributed $1,141.2 million of net sales from continuing operations included in our Statements of Consolidated (Loss) Income for the year ended December 31, 2021. Net (loss) income for the nine months ended December 31, 2021 is not provided as the Warrick results have been fully integrated and discrete financial information cannot be obtained without unreasonable effort.

The following unaudited pro forma financial information presents results assuming Warrick had been acquired on January 1, 2020. The unaudited pro forma information includes adjustments and consequential tax effects related to: (i) amortization and depreciation for intangible assets and property, plant and equipment acquired; (ii) the effects of certain reclassifications and conforming accounting policies; and (iii) acquisition-related transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition occurred at the beginning of fiscal year 2020 or of the results of our future operations of the consolidated business.

	Year Ended December 31,
	2021	2020
Net sales	$2,936.8	$2,256.3
Net income (loss)	$0.8	$(35.7)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Warrick rolling mill has historically purchased molten aluminum and electrical power from Alcoa’s smelter and power plant in Warrick County, Indiana. Alcoa’s Warrick smelter historically sold the molten aluminum to the Warrick rolling mill at smelter cost and electrical power from Alcoa’s power plant at negotiated prices between the parties.

As part of the acquisition of Warrick, we negotiated pricing for molten aluminum and electrical power with Alcoa at alternative rates which more closely align with market pricing. The table above does not reflect the cost of molten aluminum and electrical power under these negotiated rates.

Goodwill. The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2021	2020
Gross carrying value:
Beginning balance	$37.2	$37.2
Warrick acquisition	20.5	—
Ending balance	57.7	37.2
Accumulated impairment loss	(18.4)	(18.4)
Net carrying value	$39.3	$18.8

In conjunction with our 2018 acquisition of Imperial Machine & Tool Co (“IMT”), we added $25.2 million of goodwill after allocating the consideration paid, net of cash received, to all other identifiable assets. Having determined that the carrying value of IMT exceeded its fair value as of November 30, 2019, we recognized an impairment charge of $25.2 million for the year ended December 31, 2019 within Operating income in our Statements of Consolidated (Loss) Income. As this goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization by major intangible asset class (in millions of dollars, except amortization periods):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2021
Customer relationships[1]	19	$68.1	$(17.8)	$50.3
Trade name	10	2.4	(0.8)	1.6
Non-compete agreement	5	5.4	(3.5)	1.9
Favorable commodity contracts[2]	2	11.0	(4.1)	6.9
Favorable lease contracts[2]	120	7.0	—	7.0
Total		$93.9	$(26.2)	$67.7
As of December 31, 2020
Customer relationships	24	$36.1	$(14.2)	$21.9
Trade name	10	2.4	(0.6)	1.8
Non-compete agreement	5	5.4	(2.4)	3.0
Total		$43.9	$(17.2)	$26.7

[1]	Of the total acquired customer relationships, $32.0 million was purchased in conjunction with the Warrick acquisition and had a weighted average amortization period of 12 years.
[2]	The favorable lease and commodity contracts were purchased in conjunction with the Warrick acquisition.

We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2021, December 31, 2020 or December 31, 2019.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to definite-lived intangible assets was $9.0 million, $2.9 million and $2.8 million for 2021, 2020 and 2019, respectively. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2021 (in millions of dollars):

2022	$12.4
2023	5.3
2024	4.5
2025	4.5
2026	4.5
Thereafter	36.5
Total	$67.7

5. Employee Benefits

Defined Contribution Plans

We sponsor defined contribution 401(k) savings plans for certain hourly and salaried employees. Employees may contribute a portion of their compensation to the plans and we match a specified percentage of these contributions in equivalent form of the investments elected by the employee. Additionally, we make fixed annual contributions for certain hourly and salaried employees in varying amounts depending on hire date.

Deferred Compensation Plan

We sponsor a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies (see “Fair Value of Plan Assets” below) and are at all times subject to the claims of our general creditors. No participant has a claim to any assets of the trust; however, participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Offsetting liabilities relating to the deferred compensation plan are included within Other accrued liabilities and Long-term liabilities. Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 13).

Other Benefits

We provide other benefits for certain members of senior management, including certain of our named executive officers, related to terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the executive officer with good reason.

Defined Benefit Plans

Pension. We sponsor defined benefit pension plans for certain hourly bargaining unit employees and salaried employees. Pension benefits generally depend on length of service, job grade and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. We use a December 31 measurement date for our pension plans.

OPEB. We sponsor a healthcare and life insurance postretirement benefit plan (“OPEB”) covering certain eligible retirees. Generally, the medical plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life benefits are generally provided by insurance contracts. We use a December 31 measurement date for our OPEB plan.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees’ beneficiary association (“VEBA”) that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits (“Salaried VEBA”). The accumulated postretirement benefit obligation (“APBO”) for the Salaried VEBA was computed based on the level of benefits being provided. Since the Salaried VEBA pays out a fixed annual amount to its participants, no future cost trend rate increase was assumed in computing the APBO for the Salaried VEBA.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. The Salaried VEBA assets were invested in various managed funds based on information we received from the trustee of the Salaried VEBA. Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at the accrual date for actuarial purposes. There was no required accrual for variable contributions as of December 31, 2021. We paid $1.7 million with respect to 2020 during the first quarter of 2021. We account for the Salaried VEBA as a defined benefit plan in our financial statements using a December 31 measurement date.

Key Assumptions. The following table presents the weighted average assumptions used to determine benefit obligations:

	Pension[1]		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2021	2020	2021	2020	2021	2020
Discount rate	2.90%	2.50%	2.64%	n/a	2.49%	2.05%
Rate of compensation increase	2.74%	3.00%	—%	n/a	—%	—%

1.	Beginning in 2021, the Warrick pension assumptions were weighted with the Canadian pension assumptions based on the total benefit obligations of each.

The following table presents the weighted average assumptions used to determine net periodic postretirement benefit cost:

	Pension[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.89%	3.10%	3.90%	2.97%	n/a	n/a	2.05%	2.95%	3.90%
Expected long-term return on plan assets[2]	5.78%	4.45%	4.45%	—%	n/a	n/a	5.50%	5.50%	5.50%
Rate of compensation increase	2.74%	3.00%	3.00%	—%	n/a	n/a	—%	—%	—%

1.	Beginning in 2021, the Warrick pension assumptions were weighted with the Canadian pension assumptions based on the total benefit obligations of each.
2.	The expected long-term rate of return assumption for the Salaried VEBA is based on the targeted investment portfolios provided to us by the trustee of the Salaried VEBA.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our pension plans, OPEB and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Pension		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Obligation at beginning of year	$10.0	$8.8	$—	n/a	$78.3	$90.2
Obligation assumed through acquisition of Warrick	6.5	—	78.1	n/a	—	—
Foreign currency translation adjustment	—	0.3	—	n/a	—	—
Service cost	4.1	0.3	1.1	n/a	0.1	0.1
Interest cost	0.5	0.3	1.7	n/a	1.5	2.5
Prior service cost (credit)[1]	—	—	—	n/a	14.0	(12.3)
Actuarial (gain) loss[2]	(0.3)	0.6	2.6	n/a	(6.9)	4.7
Benefits paid	(0.5)	(0.3)	—	n/a	(7.2)	(6.9)
Obligation at end of year[3]	20.3	10.0	83.5	n/a	79.8	78.3
Change in plan assets:
Fair market value of plan assets at beginning of year	8.7	7.8	—	n/a	60.5	57.6
Foreign currency translation adjustment	—	0.2	—	n/a	—	—
Actual return on assets	1.1	0.7	—	n/a	5.9	8.1
Company contributions	0.5	0.3	—	n/a	—	1.7
Benefits paid	(0.5)	(0.3)	—	n/a	(7.2)	(6.9)
Fair market value of plan assets at end of year	9.8	8.7	—	n/a	59.2	60.5
Net funded status[4]	$(10.5)	$(1.3)	$(83.5)	n/a	$(20.6)	$(17.8)
Cumulative loss recognized in Accumulated Other Comprehensive:
Accumulated net actuarial loss	$(1.0)	$(2.1)	$(2.6)	n/a	$(1.2)	$(11.2)
Prior service cost	—	—	—	n/a	(34.6)	(24.1)
Total	$(1.0)	$(2.1)	$(2.6)	n/a	$(35.8)	$(35.3)

1.

The prior service cost (credit) relating to the Salaried VEBA in both 2021 and 2020 resulted from increases (decreases) in the annual healthcare reimbursement benefit in 2021 and 2020, respectively for plan participants.

2.

The actuarial gain relating to the Salaried VEBA in 2021 was comprised of a $3.9 million gain due to changes in census information and a $3.0 million gain due to a change in the discount rate. The actuarial loss relating to the Salaried VEBA in 2020 was comprised of a $5.7 million loss due to a change in the discount rate, partially offset by a $1.0 million gain due to changes in census information.

3.	For the pension plans, the benefit obligation is the projected benefit obligation. For the Salaried VEBA and OPEB, the benefit obligation is the APBO.
4.

Net funded status relating to the pension plans and Salaried VEBA at December 31, 2021 and December 31, 2020 was included within Long term liabilities on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2021, $1.6 million was included within current liabilities and $81.9 million was included within Long term liabilities of on our Consolidated Balance Sheets.

The accumulated benefit obligation for the pension plans was $19.3 million and $9.2 million at December 31, 2021 and December 31, 2020, respectively. We expect to contribute $8.6 million to the pension plans in 2022.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2022	2023	2024	2025	2026	2027-2031
Pension benefit payments	$0.5	$0.6	$0.8	$0.9	$1.0	$7.8
Salaried VEBA benefit payments[1]	7.4	7.1	6.7	6.4	6.0	25.4
OPEB payments	1.6	2.4	3.1	3.7	4.3	30.0
Total net benefits	$9.5	$10.1	$10.6	$11.0	$11.3	$63.2

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA and will be paid out of the Salaried VEBA plan assets.

Plan Assets. The following table presents the asset class allocation per our pension plan investment policy and the weighted average asset allocation at December 31, 2021:

Asset class	Policy range	As of December 31, 2021
Equities	54% - 60%	66%
Fixed income	35% - 40%	28%
Other investments	5% - 6%	6%

Fair Value of Plan Assets. The plan assets of our pension plans and the Salaried VEBA are measured annually on December 31 and reflected in our Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. With respect to the Salaried VEBA, the investment advisors providing the valuations are engaged by the Salaried VEBA trustees.

Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other plan invested assets are based on significant observable inputs (e.g., valuations derived from actual market transactions, broker-dealer supplied valuations or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. The remainder of plan assets are valued based on the net asset value (“NAV”) of shares held by the plans at year end using the NAV practical expedient.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of plan assets, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA – Equity investment funds in registered investment companies[1]	$38.6	$—	$—	$38.6
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	20.6	—	—	20.6
Deferred compensation program – Diversified investment funds in registered investment companies[3]	10.5	—	—	10.5
Total plan assets in the fair value hierarchy	$69.7	$—	$—	$69.7
Plan Assets Measured at NAV[4]:
Pension plans – Equity investment funds in registered investment companies[1]				$0.1
Pension plans – Fixed income investment funds in registered investment companies[2]				0.1
Pension plans – Diversified investment funds in registered investment companies[3]				9.6
Total plan assets at fair value				$79.5

As of December 31, 2020:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA – Cash and money market investments	$1.4	$—	$—	$1.4
Deferred compensation program – Diversified investment funds in registered investment companies[3]	—	9.6	—	9.6
Total plan assets in the fair value hierarchy	$1.4	$9.6	$—	$11.0
Plan Assets Measured at NAV[4]:
Salaried VEBA – Equity investment funds in registered investment companies[1]				$34.7
Salaried VEBA – Fixed income investment funds in registered investment companies[2]				22.7
Pension plans – Diversified investment funds in registered investment companies[3]				8.7
Total plan assets at fair value				$77.1

1.

Equity investment funds in registered investment companies. This category represents investments in equity funds that invest in portfolios comprised primarily of equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations.

2.

Fixed income investment funds in registered investment companies. This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest primarily in bonds, debentures, notes, securities with equity and fixed-income characteristics, cash equivalents, securities backed by mortgages and other assets, loans, pooled or collective investment vehicles made up of fixed‑income securities and other fixed-income obligations of banks, corporations and governmental authorities.

3.

Diversified investment funds in registered investment companies. The plan assets are invested in investment funds that hold a diversified portfolio of: (i) U.S. and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.

4.

NAV. The market value of these funds has not been categorized in the fair value hierarchy and is being presented in the table above to permit a reconciliation of the fair value hierarchy to our Consolidated Balance Sheets and are comprised primarily of unitized mutual funds without externally published net asset values, which can be redeemed daily without restriction. As of December 31, 2020, equity investment funds measured at fair value using the NAV practical expedient were managed by an investment adviser registered with the SEC under the Investment Advisers Act of 1940 and were subject to certain exercise restrictions.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Defined contribution plans[1]	$13.9	$8.3	$8.8
Deferred compensation plan[2]	0.7	1.5	1.6
Multiemployer pension plans[1,3]	5.0	4.9	5.0
Net periodic postretirement benefit cost relating to Salaried VEBA[2,3]	2.3	4.8	6.6
Net periodic postretirement benefit cost relating to pension plans[4]	4.3	0.4	0.4
Net periodic postretirement benefit cost relating to OPEB[4]	2.8	n/a	n/a
Total	$29.0	$19.9	$22.4

1.	Substantially all of these charges related to employee benefits are in Cost of products sold with the remaining balance in SG&A and R&D.
2.

Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated (Loss) Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other expense, net, in our Statements of Consolidated (Loss) Income.

3.	See Note 6 for more information on our multiemployer defined benefit pension plans.
4.

The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within our Statements of Consolidated (Loss) Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other expense, net, on our Statements of Consolidated (Loss) Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with our pension plans, OPEB plan and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences.

The following table presents the components of Net periodic postretirement benefit cost relating to our pension plans, OPEB plan and the Salaried VEBA (in millions of dollars):

	Pension[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$4.1	$0.3	$0.3	$1.1	n/a	n/a	$0.1	$0.1	$0.1
Interest cost	0.5	0.3	0.3	1.7	n/a	n/a	1.5	2.5	3.2
Expected return on plan assets	(0.4)	(0.3)	(0.3)	—	n/a	n/a	(3.1)	(2.8)	(2.7)
Amortization of prior service cost[2]	—	—	—	—	n/a	n/a	3.5	4.7	5.6
Amortization of net actuarial loss	0.1	0.1	0.1	—	n/a	n/a	0.3	0.3	0.4
Net periodic postretirement benefit cost	$4.3	$0.4	$0.4	$2.8	n/a	n/a	$2.3	$4.8	$6.6

1.

Net periodic postretirement benefit cost for 2019 and 2020 included only the Canadian pension plan. Net periodic postretirement benefit cost for the Warrick pension plan was included in 2021 from the acquisition date of March 31, 2021 through December 31 2021.

2.	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2021, approximately 35% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $4.0 million to $6.0 million in 2022.

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

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2021	2020	in 2021[2]	2021	2020	2019	in 2021	Bargaining Agreements
					(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	23-6648508	Green	Green	No	$3.6	$3.8	$3.8	No	Sep 2025 - Nov 2026
Other Funds[4]					1.4	1.1	1.2
					$5.0	$4.9	$5.0

1.	The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.
2.

The “FIP/RP Status Pending/Implemented” column indicates if a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented for the plan under the Pension Protection Act.

3.

We are party to three collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”) that require contributions to the Steelworkers Pension Trust. As of December 31, 2021, USW collective bargaining agreements covering employees at our Newark, Ohio (“Newark”) and Spokane, Washington (“Trentwood”) facilities covered 86% of our USW-represented employees and expire in September 2025. Our monthly contributions per hour worked by each bargaining unit employee at our Newark and Trentwood facilities were (in whole dollars) $1.75 in 2021. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 11% and 3% of our USW-represented employees, respectively, and expire in November 2026 and March 2026, respectively.

4.	Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2021, financial statements and Forms 5500 were not available for the plan year ending in 2021. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of December 31, 2021, we had a liability of $9.3 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2021 STI Plans.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was approved by stockholders on June 3, 2021 and replaced and succeeded in its entirety the Kaiser Aluminum Corporation Amended and Restated 2016 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2021, 716,496 shares were available for awards under the 2021 Plan. We issue new shares of our common stock upon vesting under the 2021 Plan.

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

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2021:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	249,731	$72.22
Granted	121,827	107.24
Vested	(58,451)	90.36
Forfeited	(2,434)	103.91
Outstanding at December 31, 2021	310,673	$91.05

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”); (ii) achieving targeted improvements to our total controllable cost performance over a three-year performance period; and/or (iii) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of value added revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive one common share or a cash amount equaling the value of one common share. The number of performance shares that may be earned and result in the issuance of cash or common shares ranges between 0% to 200% of the target number of underlying common shares, which is approximately one-half of the maximum payout.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2021	2020	2019
Grant date fair value	$151.98	$105.88	$134.72
Grant date stock price	$114.71	$91.22	$108.79
Expected volatility of Kaiser Aluminum[1]	45.71%	27.40%	27.35%
Expected volatility of peer companies[1]	50.69%	36.94%	39.08%
Risk-free interest rate	0.29%	0.58%	2.51%
Dividend yield	2.51%	2.96%	2.21%

1.	Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity relating to performance shares for the year ended December 31, 2021:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	364,658	$102.32
Granted [1]	104,246	137.06
Vested	(23,497)	125.67
Forfeited [1]	(2,080)	121.17
Canceled [1]	(92,947)	101.62
Outstanding at December 31, 2021	350,380	$118.56

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

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
RSAs and RSUs	$8.1	$6.1	$6.1
Performance shares	4.5	3.5	3.6
Total non-cash compensation expense	$12.6	$9.6	$9.7

Recognized tax benefits relating to the non-cash compensation expense presented in the table above were $3.0 million, $2.3 million and $2.4 million for 2021, 2020 and 2019, respectively.

The aggregate fair value of awards that vested was $9.7 million, $12.4 million and $16.4 million for 2021, 2020 and 2019, respectively, which represents the market value of our common stock on the date that the awards vested.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2021:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$14.3	2.4
Performance shares	$6.4	1.8

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award:

	Year Ended December 31,
	2021	2020	2019
RSAs and RSUs	$107.24	$71.75	$97.52
Performance shares	$137.06	$99.87	$124.10

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

8. Derivatives, Hedging Programs and Other Financial Instruments

Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal, including primary and scrap, or recycled, aluminum, our main raw material, and certain alloys used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to cash commitments for equipment purchases and/or other agreements denominated in foreign currency. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties, allocating our hedging positions among multiple counterparties to limit exposure to any single entity, and using options as part of the hedging strategy. Our counterparties are major investment grade financial institutions or trading companies and our hedging transactions are governed by negotiated reciprocal credit lines, which generally require collateral to be posted above specified credit thresholds which may adjust up or down, depending on our liquidity. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was zero and $2.7 million at December 31, 2021 and December 31, 2020, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at December 31, 2021. For more information about concentration risks concerning customers and suppliers, see Note 17.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for supplies and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 11 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive loss (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

Aluminum Hedges. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass through aluminum price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of aluminum price movements can sometimes lag by as much as several months, with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through aluminum price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create aluminum price risk for us. We use third-party hedging instruments to limit exposure to aluminum price risk related to the aluminum pass through lag on some of our products and firm-price customer sales contracts.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alloying Metals Hedges. We are exposed to risk of fluctuating prices for alloying metals used as raw materials in our fabrication operations. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in alloying metals prices that are not passed through pursuant to the terms of our customer contracts.

Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices that are not passed through pursuant to the terms of our customer contracts.

The following table summarizes the percentage of our expected variable priced purchases of metal alloys and energy for which we have executed derivative and/or physical delivery commitments in place to reduce price fluctuations for the next five years as of December 31, 2021:

	2022	2023	2024	2025	2026
Zinc	61%	—	—	—	—
Copper	64%	—	—	—	—
Magnesium[1]	100%	—	—	—	—
Silicon	100%	—	—	—	—
Natural Gas	48%	47%	45%	25%	20%
Electricity	74%	43%	—	—	—

1.

We have contracts in place to cover the noted percentage of our requirements at a firm or predetermined price, however our primary supplier of magnesium declared force majeure and is supplying less than the full volume contracted and our magnesium cost will fluctuate for any shortfalls until our supplier’s capacity is fully restored.

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

Non-Designated Hedges of Operational Risks

From time-to-time, we enter into commodity contracts that are not designated as hedging instruments to mitigate certain short‑term commodity impacts, as identified. The gain or loss on these derivatives is recognized within COGS.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2021:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/22 through 12/23	80.3
Midwest premium swap contracts[1]	1/22 through 12/23	80.2

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	1/22 through 12/22	6.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	1/22 through 12/25	5,160,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	1/22 through 12/22	219,000

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	3/22 through 3/23	173,400

1.	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

(Gain) Loss

The following table summarizes the amount of loss (gain) included on our Statements of Consolidated (Loss) Income associated with all derivative contracts (in millions of dollars):

	Year Ended December 31,			Statements of Consolidated
	2021	2020	2019	(Loss) Income Classification
Total of income and expense line items presented in our Statements of Consolidated (Loss) Income in which the effects of hedges are recorded:
Cash flow hedges	$2,348.1	$941.3	$1,215.2	Cost of products sold
Fair value hedges	n/a	$52.2	n/a	Depreciation and amortization
Fair value hedges	n/a	$1.4	n/a	Other expense, net

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges:
Aluminum	$(35.2)	$13.7	$18.4	Cost of products sold
Alloying Metals (effective hedges)	0.1	1.4	1.1	Cost of products sold
Alloying Metals (reclassification from AOCI due to forecasted transactions no longer probable of occurring)	—	0.8	—	Cost of products sold
Natural gas	(2.1)	1.3	0.2	Cost of products sold
Electricity	(4.7)	0.5	—	Cost of products sold
Total (gain) loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges	$(41.9)	$17.7	$19.7

Loss (gain) recognized in our Statements of Consolidated (Loss) Income related to fair value hedges:
Foreign exchange contracts	$—	$(0.1)	$—	Depreciation and amortization
Hedged item	—	0.1	—	Depreciation and amortization
Excluded component amortized from AOCI	—	0.4	—	Depreciation and amortization
Reclassification from AOCI related to early termination of firm commitment	—	0.6	—	Other expense, net
Net settlement related to early termination of forward contracts	—	(0.7)	—	Other expense, net
Total loss recognized in our Statements of Consolidated (Loss) Income related to fair value hedges	$—	$0.3	$—

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges:
Alloying Metals – Realized (gain) loss	$(5.0)	$0.2	$—	Cost of products sold
Alloying Metals – Unrealized loss (gain)	1.2	(3.5)	—	Cost of products sold
Total (gain) loss recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges:	$(3.8)	$(3.3)	$—

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Derivative Contracts

The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified, and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 1 of the fair value hierarchy.

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2021			As of December 31, 2020
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$12.2	$(1.1)	$11.1	$4.6	$(0.1)	$4.5
Midwest premium swap contracts	5.5	(0.1)	5.4	0.2	(1.2)	(1.0)
Natural gas – Fixed price purchase contracts	3.0	(0.1)	2.9	0.2	(1.5)	(1.3)
Electricity – Fixed price purchase contracts	4.4	(0.6)	3.8	2.0	(2.5)	(0.5)
Total cash flow hedges	25.1	(1.9)	23.2	7.0	(5.3)	1.7

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	1.6	(0.1)	1.5	3.9	—	3.9
Fixed price sales contracts	—	—	—	—	(1.3)	(1.3)
Total non-designated hedges	1.6	(0.1)	1.5	3.9	(1.3)	2.6

Total	$26.7	$(2.0)	$24.7	$10.9	$(6.6)	$4.3

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2021	2020
Derivative assets:
Prepaid expenses and other current assets	$25.0	$8.4
Other assets	1.7	2.5
Total derivative assets	$26.7	$10.9
Derivative liabilities:
Other accrued liabilities	$(1.9)	$(3.8)
Long-term liabilities	(0.1)	(2.8)
Total derivative liabilities	$(2.0)	$(6.6)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

9. Debt and Credit Facility

Senior Notes

4.50% Senior Notes. In May 2021, we issued $550.0 million aggregate principal amount of 4.50% unsecured senior notes due June 1, 2031 at 100% of the principal amount (“4.50% Senior Notes”). The restrictions and covenants related to our 4.50% Senior Notes are similar to those governing our pre-existing 4.625% unsecured senior notes due March 1, 2028 (“4.625% Senior Notes”). The unamortized amount of debt issuance costs as of December 31, 2021 relating to the 4.50% Senior Notes was $8.1 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 4.50% Senior Notes was $15.7 million for the year ended December 31, 2021. Interest accrues on the 4.50% Senior Notes beginning May 20, 2021 at a rate of 4.50% per annum and is payable semiannually on June 1 and December 1 of each year. The first interest payment date was December 1, 2021. The effective interest rate of the 4.50% Senior Notes is approximately 4.7% per annum, taking into account the amortization of debt issuance costs.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4.50% Senior Notes were offered and sold in transactions not required to be registered under the Securities Act of 1933 and are not entitled to any registration rights. The fair value of the outstanding 4.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $542.6 million at December 31, 2021.

The 4.50% Senior Notes are unsecured obligations and are guaranteed by each of our existing and future domestic subsidiaries that is a borrower or guarantor under the revolving credit facility (see Revolving Credit Facility below).

We may redeem the 4.50% Senior Notes at our option in whole or part at any time on or after June 1, 2026 at a redemption price (expressed as a percentage of principal amount) of 102.25%, declining to 101.50%, 100.75% and 100% on or after June 1, 2027, June 1, 2028 and June 1, 2029, respectively, in each case plus any accrued and unpaid interest. At any time prior to June 1, 2026, we may also redeem some or all of the 4.50% Senior Notes at a redemption price equal to 100% of the principal amount of the 4.50% Senior Notes redeemed, plus the “applicable premium” (as defined in the indenture) as of the redemption date and any accrued and unpaid interest thereon. In addition, subject to the conditions set forth in the indenture, at any time prior to June 1, 2026, we may also redeem up to 40% of the 4.50% Senior Notes using the net proceeds from certain equity offerings at a redemption price equal to 104.50% of the principal amount plus any accrued and unpaid interest.

Holders of the 4.50% Senior Notes have the right to require us to repurchase the 4.50% Senior Notes at a price in cash equal to 101% of the aggregate principal amount plus any accrued and unpaid interest following the occurrence of both: (i) a change of control and (ii) a “ratings decline” (as defined in the indenture). A change of control includes: (i) the sale, lease or transfer of all or substantially all of our assets; (ii) certain ownership changes; (iii) certain recapitalizations, mergers and dispositions; and (iv) stockholder approval of any plan or proposal for the liquidation or dissolution of us. We may also be required to offer to repurchase the 4.50% Senior Notes at 100% of the principal amount, plus any accrued and unpaid interest, with the net proceeds of certain asset sales.

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). On May 21, 2021, we redeemed in full $350.0 million in aggregate principal amount of our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other expense, net, on our Statements of Consolidated (Loss) Income, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million (See Note 13 for details). The effective interest rate of the 6.50% Senior Notes was approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 6.50% Senior Notes was $9.2 million and $16.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. The fair value of the outstanding 6.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $376.8 million at December 31, 2020.

4.625% Senior Notes. In November 2019, we issued $500.0 million principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount. The unamortized amount of debt issuance costs as of December 31, 2021 was $5.6 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $24.0 million for both years ended December 31, 2021 and December 31, 2020. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $506.9 million and $521.3 million at December 31, 2021 and December 31, 2020, respectively.

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

5.875% Senior Notes. In May 2016, we issued $375.0 million principal amount of 5.875% unsecured senior notes due May 15, 2024 (“5.875% Senior Notes”) at 100% of the principal amount. On December 18, 2019, we redeemed in full all outstanding 5.875% Senior Notes at a redemption price of 104.406% of the principal amount. The effective interest rate of the 5.875% Senior Notes was approximately 6.1% per annum, taking into account the amortization of debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 5.875% Senior Notes was $22.0 million for the year ended December 31, 2019.

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”). The Revolving Credit Facility provides us with a $375.0 million funding commitment through October 30, 2024. Joining us as borrowers (“Co-Borrowers”) under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC. The Revolving Credit Facility replaces the previously existing facility that was due to mature in December 2020.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the Co-borrowers’ accounts receivable, inventory, cash or cash equivalents and certain other related assets and proceeds, as well as certain machinery and equipment. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $375.0 million and a borrowing base comprised of: (i) 90% of eligible accounts receivable in which the account debtor is an investment-grade domestic account debtor; (ii) 85% of eligible accounts receivable in which the account debtor is a domestic account debtor, but not an investment-grade domestic account debtor; (iii) the lesser of (a) 85% of eligible accounts receivable in which the account debtor is not a domestic account debtor and (b) an amount equal to 25% of the lesser of (a) the maximum revolver amount or (b) the borrowing base; (iv) the lesser of (a) the product of 75% multiplied by the value of eligible inventory and (b) the product of 85% multiplied by the net recovery percentage identified in the most recent acceptable appraisal of inventory, multiplied by the value of eligible inventory; (v) certain eligible machinery and equipment supporting up to $71.5 million of borrowing availability; and (vi) at our option, 100% of eligible cash, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $40.0 million of availability under the Revolving Credit Facility may be utilized for letters of credit.

At maturity, all principal amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate, as defined in the Revolving Credit Facility or the London Interbank Offered Rate (“LIBOR”), plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Applicable Margin for Base Rate Loans is 25 basis points, while the Applicable Margin for LIBOR Rate Loans is 125 basis points. We will also pay a monthly commitment fee equal to 0.25% per annum multiplied by the result of the aggregate amount of revolver commitments, less the average revolver usage during the immediately preceding month. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $575.0 million, subject to certain conditions and the agreement of lenders thereunder.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on our ability and the ability of certain of our subsidiaries to, among other things: (i) grant liens; (ii) engage in mergers; (iii) sell assets; (iv) incur debt; (v) enter into sale and leaseback transactions; (vi) make investments; (vii) undertake transactions with affiliates; (viii) prepay certain debt; (ix) pay dividends; and (x) repurchase shares. We are allowed to prepay debt, pay dividends and repurchase shares in any amount if, in accordance with terms as defined in the Revolving Credit Facility, no “default” or “event of default” has occurred and is continuing or would result after giving effect to such action and, after giving effect to such proposed action, “excess availability” calculated on a pro forma basis is greater than a defined minimum level. A lower minimum level applies if the “fixed charge coverage ratio,” calculated on a pro forma basis after giving effect to such proposed action for the period of four consecutive fiscal quarters ending on the last day of the most recently ended fiscal quarter for which financial statements have been delivered, is greater than 1.10:1.0.

In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.0:1.0 if borrowing availability under the Revolving Credit Facility is less than a defined minimum level. At December 31, 2021, we were in compliance with all covenants contained in the Revolving Credit Facility.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2021 (in millions of dollars):

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

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$6.7	$6.5	$6.3
Liabilities settled during the period	(0.1)	(0.1)	(0.2)
Accretion expense	0.6	0.5	0.5
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	—	(0.2)	(0.1)
Ending balance	$7.2	$6.7	$6.5

1.	The adjustments to accretion expense had a $0.01 impact on the basic and diluted net income per share for both 2020 and 2019.

The estimated fair value of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.7% at both December 31, 2021 and December 31, 2020. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrick Rolling Mill Potential CARO Liability. We identified potential CAROs related to the future removal and disposal of asbestos that is contained within the Warrick rolling mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be reasonably estimated. As of December 31, 2021, we are in the process of evaluating and determining the fair value of a potential CARO, if any, acquired as part of the Warrick acquisition. No liability has been recorded on our accompanying Consolidated Balance Sheets as the liability is currently indeterminable. We may conclude at a future date that a CARO exists and we could be required to record a liability for the related obligations in amounts that are material to our consolidated financial statements. While we do not currently expect that the CARO liability will be material to our consolidated financial statements, there can be no assurance as to the existence of a CARO obligation and corresponding liabilities that we may be required to record in the future.

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical contamination. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending September 30, 2022. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 20 to 26 months.

The following table presents the changes in our environmental accrual, which was primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$18.7	$17.0	$16.9
Additional accruals	0.1	5.2	1.8
Less: expenditures	(2.0)	(3.5)	(1.7)
Ending balance	$16.8	$18.7	$17.0

At December 31, 2021, our environmental accrual of $16.8 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Pension and Other Postretirement Benefits:
Beginning balance	$(19.8)	$(33.2)	$(35.6)
Actuarial gain (loss) arising during the period	8.0	0.4	(0.4)
Less: income tax (expense) benefit	(1.9)	(0.1)	0.1
Net actuarial gain (loss) arising during the period	6.1	0.3	(0.3)
Prior service (cost) credit arising during the period	(14.0)	12.3	(2.5)
Less: income tax benefit (expense)	3.3	(3.0)	0.6
Net prior service (cost) credit arising during the period	(10.7)	9.3	(1.9)
Amortization of net actuarial loss[1]	0.4	0.4	0.5
Amortization of prior service cost[1]	3.5	4.7	5.6
Less: income tax expense[2]	(0.9)	(1.2)	(1.4)
Net amortization reclassified from AOCI to Net (loss) income	3.0	3.9	4.7
Translation impact on Canadian pension plan AOCI balance	—	(0.1)	(0.1)
Other comprehensive (loss) income, net of tax	(1.6)	13.4	2.4
Ending balance	$(21.4)	$(19.8)	$(33.2)

Available for Sale Securities:
Beginning balance	$—	$0.3	$0.3
Unrealized gain on available for sale securities	—	1.3	4.4
Less: income tax benefit (expense)	—	(0.7)	(1.1)
Net unrealized gain on available for sale securities	—	0.6	3.3
Reclassification of unrealized loss (gain) upon sale of available for sale securities[3]	—	(2.0)	(4.4)
Less: income tax benefit[2]	—	1.1	1.1
Net loss (gain) reclassified from AOCI to Net (loss) income	—	(0.9)	(3.3)
Other comprehensive income (loss), net of tax	—	(0.3)	—
Ending balance	$—	$—	$0.3

Cash Flow Hedges:
Beginning balance	$1.1	$(5.6)	$(13.4)
Unrealized gain (loss) on cash flow hedges	63.6	(9.4)	(9.5)
Less: income tax (expense) benefit	(15.0)	2.3	2.3
Net unrealized gain (loss) on cash flow hedges	48.6	(7.1)	(7.2)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(41.9)	17.4	19.7
Reclassification due to forecasted transactions no longer probable of occurring	—	0.8	—
Less: income tax benefit (expense)[2]	9.9	(4.4)	(4.7)
Net (gain) loss reclassified from AOCI to Net (loss) income	(32.0)	13.8	15.0
Other comprehensive income, net of tax	16.6	6.7	7.8
Ending balance[4]	$17.7	$1.1	$(5.6)

Fair Value Hedges:
Beginning balance	$—	$—	$—
Unrealized gain (loss) on fair value hedges	—	(1.0)	—
Less: income tax benefit	—	0.2	—
Net unrealized gain (loss) on fair value hedges	—	(0.8)	—
Excluded component amortized from OCI to Net (loss) income	—	0.4	—
Reclassification due to cancellation of firm commitment	—	0.6	—
Less: income tax benefit (expense)[2]	—	(0.2)	—
Net loss reclassified from AOCI to Net (loss) income	—	0.8	—
Other comprehensive income, net of tax	—	—	—
Ending balance	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$—	$(0.1)	$(0.1)
Other comprehensive income, net of tax	—	0.1	—
Ending balance	$—	$—	$(0.1)
Total AOCI ending balance	$(3.7)	$(18.7)	$(38.6)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 5).
2.	Income tax amounts reclassified out of AOCI were included as a component of Income tax benefit (provision).
3.

Amounts reclassified out of AOCI relating to sales of available for sale securities were included as a component of Other expense, net. We use the specific identification method to determine the amount reclassified out of AOCI.

4.	As of December 31, 2021, we estimate a net mark-to-market gain before tax of $21.6 million in AOCI will be reclassified into Net (loss) income upon settlement within the next 12 months.

12. Restructuring

2020 Plan. In order to align our projected operational requirements with reduced short and mid-term commercial aerospace demand as a result of the COVID-19 pandemic, we initiated a restructuring plan during the quarter ended June 30, 2020, which consisted primarily of reduction in force measures (“2020 Plan”).

Employee costs related to the 2020 Plan were included within Restructuring (benefit) costs in our Statements of Consolidated (Loss) Income and consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2020 Plan were incurred and expensed as of December 31, 2020. As of December 31, 2021, we completed the 2020 Plan and do not anticipate incurring restructuring charges in connection with this plan in future periods.

We have incurred total restructuring costs of $6.7 million under the 2020 Plan through December 31, 2021.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

	Year Ended December 31,
	2021	2020
Beginning balance	$1.4	$—
Restructuring costs	—	12.4
Cash payments	(0.6)	(6.1)
Other adjustments[1]	(0.8)	(4.9)
Ending balance	$—	$1.4

[1]

In December 2020, March 2021 and May 2021, we revised our production forecasts, thereby reducing the estimated number of headcount reductions necessary as compared with our initial restructuring plan. These reductions to accommodate the revised headcount requirements are included in Other adjustments with an offset to Restructuring (benefit) costs.

13. Other Expense, Net

Other expense, net, consisted of the following (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Interest income	$0.2	$0.6	$0.6
Net periodic postretirement benefit cost	(4.1)	(4.7)	(6.5)
Realized gain on available for sale securities	—	2.0	4.4
Unrealized (loss) gain on equity securities	(0.2)	0.7	0.7
(Loss) gain on extinguishment of debt – Note 9	(35.9)	—	(20.3)
All other, net	1.1	—	0.4
Other expense, net	$(38.9)	$(1.4)	$(20.7)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax Matters

The following table presents (Loss) income before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(30.2)	$35.2	$76.3
Foreign	6.2	3.6	4.1
(Loss) income before income taxes	$(24.0)	$38.8	$80.4

Tax Benefit (Provision). Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

Income tax benefit (provision) consisted of the following (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2021
Current	$—	$(2.4)	$(3.5)	$(5.9)
Deferred	2.1	0.5	4.2	6.8
Benefit applied to decrease Other comprehensive income	3.7	0.3	0.6	4.6
Income tax benefit (provision)	$5.8	$(1.6)	$1.3	$5.5
Year Ended December 31, 2020
Current	$6.1	$(0.4)	$(0.6)	$5.1
Deferred	(18.8)	(0.1)	(2.3)	(21.2)
Benefit (expense) applied to decrease (increase) Other comprehensive income	5.1	(0.1)	1.1	6.1
Income tax provision	$(7.6)	$(0.6)	$(1.8)	$(10.0)
Year Ended December 31, 2019
Current	$5.7	$(1.1)	$(1.8)	$2.8
Deferred	(19.6)	(0.3)	(4.5)	(24.4)
Benefit (expense) applied to decrease (increase) Other comprehensive income	2.7	(0.1)	0.6	3.2
Income tax provision	$(11.2)	$(1.5)	$(5.7)	$(18.4)

The following table presents a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to (Loss) income before income taxes (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Amount of federal income tax benefit (provision) based on the statutory rate	$5.0	$(8.1)	$(16.9)
Decrease (increase) in federal valuation allowances	0.2	—	(0.1)
Non-deductible compensation expense	(0.5)	(1.1)	(1.7)
Non-deductible (expense) benefit	(0.2)	0.4	0.1
State income tax benefit (provision), net of federal benefit [1]	1.0	(1.5)	(4.5)
Research and development credit	0.6	0.4	7.7
Gross decreases (increases) for tax positions from current year	—	—	(0.3)
Gross decreases (increases) for tax positions from prior years	—	0.4	(2.4)
Foreign income tax expense	(0.3)	(0.4)	(0.1)
Foreign undistributed earnings	(0.3)	(0.1)	(0.2)
Income tax benefit (provision)	$5.5	$(10.0)	$(18.4)

1.

The state income tax benefit was $0.7 million in 2021, reflecting an increase of $1.3 million due to state net operating loss (“NOL”) carryforward expirations and tax rate true-ups in various states, offset by a $1.6 million decrease in the valuation allowance relating to certain state net operating losses. State income taxes were $1.3 million in 2020, reflecting an increase of $3.7 million due to state NOL carryforward expirations and tax rate true-ups in various states, partially offset by a $3.5 million decrease in the valuation allowance relating to certain state net operating losses. State income taxes were $3.8 million in 2019,

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflecting a decrease of $0.7 million due to lower tax rate true-ups in various states, partially offset by an increase of $1.4 million due to a change in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax liabilities (in millions of dollars):

	As of December 31,
	2021	2020
Deferred income tax assets:
Loss and credit carryforwards	$51.5	$33.4
Pension Benefits	7.1	4.8
Other assets	29.0	29.4
Leased assets	11.7	7.3
Inventories	50.4	6.9
Valuation allowances	(4.6)	(6.4)
Total deferred income tax assets	145.1	75.4
Deferred income tax liabilities:
Property, plant and equipment	(138.9)	(80.8)
Leased liability	(10.9)	(6.4)
Undistributed foreign earnings	(2.4)	(2.1)
Total deferred income tax liabilities	(152.2)	(89.3)
Net deferred income tax liabilities	$(7.1)	$(13.9)

Tax Attributes. At December 31, 2021, we had $187.1 million of NOL carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act, allows net operating losses (NOLs) generated prior to December 31, 2017 (including our NOL carryforwards) to be fully deducted against 100% of taxable income until fully utilized or expired. NOL carryforwards generated after December 31, 2017 do not expire and can be carried forward indefinitely. Deductions allowed for net operating losses arising in taxable years beginning after December 31, 2020 are limited to 80% of the excess (if any) of taxable income. Our State NOL carryforwards expire periodically through 2030.

In addition, we had $8.8 million of federal research and development (“R&D”) credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2041.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was a decrease in the valuation allowance of $1.8 million in 2021, a decrease in the valuation allowance of $3.5 million in 2020 and an increase in the valuation allowance of $1.5 million in 2019.

The decrease in the valuation allowance for 2021 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The decrease in the valuation allowance for 2020 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The increase in the valuation allowance for 2019 was primarily due to unutilized state NOL carryforwards and Federal Separate Return Limitation Year losses that were expected to expire.

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

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at beginning of period	$3.8	$4.1	$1.5
Gross increases for tax positions of current year	0.3	0.1	0.3
Gross increases for tax positions of prior years	0.4	—	2.3
Gross decreases for tax positions of prior years	(0.3)	(0.4)	—
Settlements	(0.1)	—	—
Gross unrecognized tax benefits at end of period	$4.1	$3.8	$4.1

If and when the $4.1 million of gross unrecognized tax benefits at December 31, 2021 are recognized, $4.1 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.2 million and $0.3 million accrued for interest and penalties at December 31, 2021 and December 31, 2020, respectively. Of these amounts, none were considered current and, as such, were included in Long-term liabilities on our Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. We recognized an increase in interest and penalty of $0.1 million in our tax provision in 2019.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

15. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing distributed and undistributed net (loss) income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net (loss) income per share was calculated under the treasury stock method for 2021, 2020 and 2019, which in all years was more dilutive than the two‑class method.

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(18.5)	$28.8	$62.0
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,836	15,802	15,997
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	—	111	206
Diluted	15,836	15,913	16,203

Net (loss) income per common share, Basic:	$(1.17)	$1.82	$3.88
Net (loss) income per common share, Diluted:	$(1.17)	$1.81	$3.83

1.

Quantities in the following discussion are denoted in whole shares. For the year ended December 31, 2021, approximately 213,000 potentially dilutive shares were excluded from the computation of net loss per share as their effect would have been anti‑dilutive. A total of 44,000 non-vested RSAs, RSUs and performance shares for the year ended December 31, 2020 were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. No shares were excluded for the year ended December 31, 2019.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
	(in millions of dollars)
Interest paid	$48.7	$29.4	$23.6
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$14.0	$4.5	$4.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$27.8	$5.4	$1.8
Cash paid for amounts included in the measurement of operating lease liabilities	$8.2	$4.5	$3.8
Finance lease liabilities arising from obtaining finance lease assets	$2.2	$3.2	$1.0

	As of December 31,
	2021	2020	2019
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$303.2	$780.3	$264.3
Restricted cash included in Prepaid expenses and other current assets	—	—	0.3
Restricted cash included in Other assets	13.8	14.0	14.0
Total cash, cash equivalents and restricted cash shown in our Statements of Consolidated Cash Flows	$317.0	$794.3	$278.6

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as bare and coated coils, plate and sheet and extruded and drawn products, primarily used in our Aero/HS products, Packaging, Automotive Extrusions, GE products and Other products end markets. We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. At December 31, 2021, approximately 66% of our employees were covered by collective bargaining agreements and 15% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2021.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Net sales:
Aero/HS products	$533.7	$537.9	$803.2
Packaging	1,119.3	—	—
Automotive Extrusions	225.0	161.4	190.5
GE products	706.1	458.8	480.1
Other products	37.9	14.6	40.3
Total net sales	$2,622.0	$1,172.7	$1,514.1
Timing of revenue recognition:
Products transferred at a point in time	$2,067.9	$690.9	$866.9
Products transferred over time	554.1	481.8	647.2
Total net sales	$2,622.0	$1,172.7	$1,514.1

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents geographic information for net sales based on country of origin, income taxes paid and long-lived assets (in millions of dollars):

	Year Ended December 31,
	2021	2020	2019
Net sales to unaffiliated customers:
Domestic	$2,545.0	$1,126.8	$1,461.4
Foreign[1]	77.0	45.9	52.7
Total net sales	$2,622.0	$1,172.7	$1,514.1
Income taxes paid:
Domestic	$4.5	$0.7	$3.5
Foreign	1.1	0.3	2.0
Total income taxes paid	$5.6	$1.0	$5.5

	As of December 31,
	2021	2020	2019
Long-lived assets:[2]
Domestic	$925.3	$597.5	$592.9
Foreign[1]	29.9	29.7	29.1
Total long-lived assets	$955.2	$627.2	$622.0

1.	Foreign reflects our London, Ontario production facility.
2.	Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction gain (loss) included in determining net (loss) income were immaterial for 2021, 2020 and 2019.

Concentrations. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, one customer represented 16%, 26% and 25%, respectively, of Net sales and a second customer represented 15%, 11% and 17%, respectively, of Net sales.

One individual customer accounted for 16%, a second individual customer accounted for 13% and a third individual customer accounted for 11% of the accounts receivable balance at December 31, 2021. One individual customer accounted for 20% and another individual customer accounted for 13% of the accounts receivable balance at December 31, 2020.

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2021	2020	2019
Percentage of Net sales:
Export sales	10%	10%	14%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	78%	72%	74%
Supply from our largest supplier	47%	21%	22%
Supply from our second and third largest suppliers combined	20%	32%	32%

18. Subsequent Events

Dividend Declaration. On January 13, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share, or approximately $12.4 million (including dividend equivalents), representing a 7% increase over the prior dividend declared during the quarter ended December 31, 2021. The dividend was paid on February 15, 2022 to stockholders of record and the holders of certain restricted stock units at the close of business on January 24, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

We acquired Warrick on March 31, 2021. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition was completed, management has excluded Warrick’s internal control over financial reporting from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Warrick’s total assets and total revenues constitute 34% and 44%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2021 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. On March 31, 2021, we completed our acquisition of Warrick. As the acquisition occurred in the first quarter of 2021, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Warrick. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of the acquisition. We had no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes resulting from the acquisition and integration of Warrick.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2022 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2022 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following are contained in this Annual Report on Form 10-K:

2. Financial Statement Schedules

All schedules are omitted because they are either inapplicable or the required information is included in our Consolidated Financial Statements or the notes thereto included in Item 8. “Financial Statements and Supplementary Data” and incorporated herein by reference.

3. Exhibits Index

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
2.1	Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation		8-K	001-09447	2.1	November 30, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company		8-A	000-52105	3.1	July 6, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008		10-Q	000-52105	3.2	August 7, 2008

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015		8-K	000-52105	3.1	June 8, 2015

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016		8-K	001-09447	3.1	May 26, 2016

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016		8-K	000-52105	3.1	April 8, 2016

3.6	Amended and Restated Bylaws of the Company		8-K	001-09447	3.1	June 22, 2020

4.1	Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	November 26, 2019

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1)		8-K	001-09447	4.2	November 26, 2019

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	001-09447	4.3	February 25, 2020

4.4	Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	May 20, 2021

4.5	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1)		8-K	001-09447	4.2	May 20, 2021

10.1	Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent		8-K	001-09447	10.1	November 4, 2019

10.2	Description of Compensation of Directors		10-Q	001-09447	10.1	July 28, 2020

*10.3	Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey		8-K	001-09447	10.1	June 22, 2020

*10.4	Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey		8-K	001-09447	10.1	July 31, 2020

*10.5	Form of Director Indemnification Agreement		8-K	001-09447	10.8	July 6, 2006

*10.6	Form of Officer Indemnification Agreement		8-K	001-09447	10.9	July 6, 2006

*10.7	Form of Director and Officer Indemnification Agreement		8-K	001-09447	10.10	July 6, 2006

*10.8	Kaiser Aluminum Fabricated Products Restoration Plan		8-K	001-09447	10.14	July 6, 2006

*10.9	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan		8-K	000-52105	10.4	December 31, 2008

10.10	Form of Non-Employee Director Restricted Stock Award Agreement		10-Q	001-09447	10.2	July 27, 2016

*10.11	2019 Form of Executive Officer Restricted Stock Unit Award Agreement		8-K	001-09447	10.2	March 5, 2019

*10.12	2019 Form of Executive Officer Performance Shares Award Agreement		8-K	001-09447	10.3	March 5, 2019

*10.13	2019-2021 Long-Term Incentive Plan		8-K	001-09447	10.4	March 5, 2019

*10.14	2020 Form of Executive Officer Restricted Stock Units Award Agreement		8-K	001-09447	10.2	March 10, 2020

*10.15	2020 Form of Executive Officer Performance Shares Award Agreement		8-K	001-09447	10.3	March 10, 2020

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
*10.16	Kaiser Aluminum Corporation 2020 - 2022 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary		8-K	001-09447	10.4	March 10, 2020

*10.17	Amended and Restated Severance Agreement dated March 5, 2021 between the Company and John M. Donnan		8-K	001-09447	10.1	March 11, 2021

*10.18	Kaiser Aluminum Fabricated Products 2021 Short-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.2	March 11, 2021

*10.19	Kaiser Aluminum Fabricated Products 2021-2023 Long-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.3	March 11, 2021

10.20	Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC		8-K	001-09447	10.1	April 1, 2021

*10.21	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan		8-K	001-09447	10.1	June 3, 2021

*10.22	Amended and Restated Director Designation Agreement dated September 3, 2021		8-K	001-09447	10.1	September 7, 2021

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10‑K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION

/s/ Keith A. Harvey
Keith A. Harvey
President and Chief Executive Officer

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 1, 2022
Keith A. Harvey

/s/ Neal E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 1, 2022
Neal E. West

/s/ Jennifer Huey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: March 1, 2022
Jennifer Huey

Director
Michael C. Arnold

Director
David Foster

Director
Leo W. Gerard

Executive Chairman of the Board
Jack A. Hockema

/s/ Emily Liggett	Director	Date: March 1, 2022
Emily Liggett

/s/ Lauralee E. Martin	Director	Date: March 1, 2022
Lauralee E. Martin

Director
Alfred E. Osborne, Jr., Ph.D.

/s/ Teresa M. Sebastian	Director	Date: March 1, 2022
Teresa M. Sebastian

Director
Donald J. Stebbins

/s/ Thomas M. Van Leeuwen	Director	Date: March 1, 2022
Thomas M. Van Leeuwen

/s/ Brett Wilcox	Director	Date: March 1, 2022
Brett Wilcox

/s/ Kevin W. Williams	Director	Date: March 1, 2022
Kevin W. Williams