Form 10-Q
period 2022-03-31
KAISER ALUMINUM CORP
filed 2022-04-25
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-09447

KAISER ALUMINUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of incorporation)	(I.R.S. Employer Identification No.)

1550 West McEwen Drive, Suite 500
Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

(629) 252-7040

(Registrant’s telephone number, including area code)

27422 Portola Parkway, Suite 200 Foothill Ranch, California 92610-2831

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 18, 2022, there were 15,904,321 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2022	As of December 31, 2021
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$261.0	$303.2
Receivables:
Trade receivables, net	432.2	332.7
Other	50.6	53.0
Contract assets	74.9	63.2
Inventories	431.5	404.6
Prepaid expenses and other current assets	71.2	48.7
Total current assets	1,321.4	1,205.4
Property, plant and equipment, net	960.2	955.2
Operating lease assets	44.9	46.2
Deferred tax assets, net	3.2	3.4
Intangible assets, net	64.2	67.7
Goodwill	39.3	39.3
Other assets	108.2	105.2
Total	$2,541.4	$2,422.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442.8	$351.4
Accrued salaries, wages and related expenses	40.9	46.9
Other accrued liabilities	70.9	58.4
Total current liabilities	554.6	456.7
Long-term portion of operating lease liabilities	40.5	40.8
Pension and other postretirement benefits	88.7	92.5
Net liabilities of Salaried VEBA	20.3	20.6
Deferred tax liabilities	17.9	10.5
Long-term liabilities	74.4	72.5
Long-term debt	1,036.8	1,036.3
Total liabilities	1,833.2	1,729.9
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2022 and December 31, 2021; no shares were issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2022 and December 31, 2021; 22,739,402 shares issued and 15,904,116 shares outstanding at March 31, 2022; 22,700,404 shares issued and 15,865,118 shares outstanding at December 31, 2021	0.2	0.2
Additional paid in capital	1,081.0	1,078.9
Retained earnings	88.6	93.0
Treasury stock, at cost, 6,835,286 shares at both March 31, 2022 and December 31, 2021	(475.9)	(475.9)
Accumulated other comprehensive income (loss)	14.3	(3.7)
Total stockholders’ equity	708.2	692.5
Total	$2,541.4	$2,422.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2022	2021
	(In millions of dollars, except share and per share amounts)
Net sales	$948.8	$324.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	865.9	262.5
Depreciation and amortization	27.5	13.5
Selling, general, administrative, research and development	30.2	31.8
Restructuring costs (benefit)	—	(0.7)
Total costs and expenses	923.6	307.1
Operating income	25.2	16.9
Other expense:
Interest expense	(12.2)	(12.3)
Other expense, net – Note 8	(1.6)	(0.4)
Income before income taxes	11.4	4.2
Income tax (provision) benefit	(3.3)	0.3
Net income	$8.1	$4.5
Net income per common share:
Basic	$0.51	$0.28
Diluted	$0.51	$0.28
Weighted-average number of common shares outstanding (in thousands):
Basic	15,866	15,805
Diluted	16,038	15,987

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2022	2021
	(In millions of dollars)
Net income	$8.1	$4.5
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit pension plan and Salaried VEBA	0.9	0.7
Cash flow hedges	17.1	8.5
Foreign currency translation	—	(0.1)
Other comprehensive income, net of tax	18.0	9.1
Comprehensive income	$26.1	$13.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2022

	Common Shares Outstanding[1,2]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net income	—	—	—	8.1	—	—	8.1
Other comprehensive income, net of tax	—	—	—	—	—	18.0	18.0
Common shares issued (including impacts from Long-Term Incentive programs)	58,641	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(19,643)	—	(1.9)	—	—	—	(1.9)
Cash dividends declared[3]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2022	15,904,116	$0.2	$1,081.0	$88.6	$(475.9)	$14.3	$708.2

[1]	At March 31, 2022, 593,072 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
[2]

There were no repurchases of common stock during the quarter ended March 31, 2022. At March 31, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share were $0.77 for the quarter ended March 31, 2022.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2021

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net income	—	—	—	4.5	—	—	4.5
Other comprehensive income, net of tax	—	—	—	—	—	9.1	9.1
Common shares issued (including impacts from Long-Term Incentive programs)	56,394	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(20,625)	—	(2.4)	—	—	—	(2.4)
Cash dividends declared[2]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.1	—	—	—	3.1
BALANCE, March 31, 2021	15,847,938	$0.2	$1,069.3	$151.0	$(475.9)	$(9.6)	$735.0

[1]	There were no repurchases of common stock during the quarter ended March 31, 2021.
[2]	Dividends declared per common share were $0.72 for the quarter ended March 31, 2021.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2022	2021
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$8.1	$4.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	24.0	12.8
Amortization of definite-lived intangible assets	3.5	0.7
Amortization of debt premium and debt issuance costs	0.6	0.7
Deferred income taxes	2.0	(0.9)
Non-cash equity compensation	4.0	3.1
Loss on disposition of property, plant and equipment	0.3	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(97.1)	(31.7)
Contract assets	(11.7)	(8.3)
Inventories	(26.9)	(24.3)
Prepaid expenses and other current assets	(2.5)	(0.4)
Accounts payable	92.9	33.0
Accrued liabilities	6.5	4.2
Annual variable cash contributions to Salaried VEBA	—	(1.7)
Long-term assets and liabilities, net	(2.3)	(3.1)
Net cash provided by (used in) operating activities	1.4	(11.4)
Cash flows from investing activities[1]:
Capital expenditures	(28.3)	(9.1)
Cash payment for acquisition of the Warrick rolling mill	—	(617.5)
Net cash used in investing activities	(28.3)	(626.6)
Cash flows from financing activities[1]:
Repayment of finance lease	(0.5)	(0.4)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(1.9)	(2.4)
Cash dividends and dividend equivalents paid	(12.5)	(11.7)
Net cash used in financing activities	(14.9)	(14.5)
Net decrease in cash, cash equivalents and restricted cash during the period	(41.8)	(652.5)
Cash, cash equivalents and restricted cash at beginning of period	317.0	794.3
Cash, cash equivalents and restricted cash at end of period	$275.2	$141.8

[1]	See Note 11 for supplemental cash flow information.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements

This Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser Aluminum Corporation,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2022 fiscal year. The financial information as of December 31, 2021 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During the quarter ended March 31, 2022, we sold trade accounts receivable totaling $407.4 million related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $2.9 million. We did not sell any of our trade accounts receivable during the quarter ended March 31, 2021. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other expense, net. As of March 31, 2022, we had been and/or expected to be fully reimbursed by our customers for these discount fees.

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

Adoption of New Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) was issued in November 2021. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. Our adoption of ASU 2021-10 during the quarter ended March 31, 2022 using a prospective approach did not have a material impact on our consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. As of March 31, 2022, some of our customers’ supply chain financing contracts have transitioned to the Secured Overnight Financing Rate (“SOFR”) to replace the London Interbank Offered

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Rate (“LIBOR”). Our adoption of Topic 848 did not have a material impact on our consolidated financial statements and we will continue to assess contract modifications in accordance with Topic 848.

2. Supplemental Balance Sheet Information

	As of March 31, 2022	As of December 31, 2021
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$432.8	$333.5
Allowance for doubtful receivables	(0.6)	(0.8)
Trade receivables, net	$432.2	$332.7

Inventories[1]
Finished products	$83.7	$90.3
Work-in-process	169.2	162.2
Raw materials	169.0	143.0
Operating supplies	9.6	9.1
Total	$431.5	$404.6

Property, Plant and Equipment, Net
Land and improvements	$26.5	$26.0
Buildings and leasehold improvements	182.5	179.0
Machinery and equipment	1,160.4	1,151.5
Construction in progress[2]	89.8	75.3
Property, plant and equipment, gross	1,459.2	1,431.8
Accumulated depreciation and amortization	(503.4)	(480.4)
Assets held for sale	4.4	3.8
Property, plant and equipment, net	$960.2	$955.2

Other Accrued Liabilities
Uncleared cash disbursements	$16.7	$10.9
Accrued income taxes and other taxes payable	16.3	9.5
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 6	2.3	2.6
Other – Note 4	25.3	25.5
Total	$70.9	$58.4

Long-Term Liabilities
Workers' compensation accrual	$31.8	$31.9
Long-term environmental accrual – Note 6	14.1	14.2
Other long-term liabilities	28.5	26.4
Total	$74.4	$72.5

[1]	At March 31, 2022 and December 31, 2021 the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $210.5 million and $137.1 million, respectively.
[2]

Based on market conditions, we temporarily idled projects within Construction in progress totaling $20.6 million and $24.9 million as of March 31, 2022 and December 31, 2021, respectively, all of which are expected to resume at a future date.

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

Deferred Compensation Plan

We sponsor a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 8). Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2022 and December 31, 2021 was $10.1 million and $10.5 million, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Other Benefits

Short-Term Incentive Plans (“STI Plans”). We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. As of March 31, 2022, we had a liability of $4.8 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2022 STI Plan.

We provide other benefits for certain members of senior management, including certain of our named executive officers, related to terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the executive officer with good reason.

Defined Benefit Plans

Pension. We sponsor defined benefit pension plans for certain hourly bargaining unit employees and salaried employees. Pension benefits generally depend on length of service, job grade and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. We use a December 31 measurement date for our pension plans. We also provide contributions to multi-employer pension plans sponsored by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, the International Association of Machinists and certain other unions at certain of our production facilities.

OPEB. We sponsor a healthcare and life insurance postretirement benefit plan (“OPEB”) covering certain eligible retirees. Generally, the medical plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life benefits are generally provided by insurance contracts. We use a December 31 measurement date for our OPEB plan.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a voluntary employees’ beneficiary association (“VEBA”) that provides healthcare cost, medical cost and long-term care insurance cost reimbursement benefits (“Salaried VEBA”). We have an ongoing obligation with no express termination date to make annual variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. No payment was required with respect to 2021 during the quarter ended March 31, 2022. We account for the Salaried VEBA as a defined benefit plan in our financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Defined contribution plans[1]	$5.7	$3.4
Deferred compensation plan[2]	(0.3)	—
Multiemployer pension plans[1]	1.2	1.1
Salaried VEBA[2]	0.9	0.6
Pension plans[3]	1.4	—
OPEB[3]	0.9	—
Total	$9.8	$5.1

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).

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

[3]

The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB are included within our Statements of Consolidated Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB are included within Other expense, net, on our Statements of Consolidated Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with the Salaried VEBA, pension plans and OPEB: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences.

The following table presents the components of Net periodic postretirement benefit cost (in millions of dollars):

	Pension Plans[1]		OPEB		Salaried VEBA
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2022	2021	2022	2021	2022	2021
Service cost	$1.4	$—	$0.4	n/a	$—	$—
Interest cost	0.2	—	0.5	n/a	0.5	0.4
Expected return on plan assets	(0.2)	—	—	n/a	(0.8)	(0.8)
Amortization of prior service cost[2]	—	—	—	n/a	1.2	0.9
Amortization of net actuarial loss	—	—	—	n/a	—	0.1
Total net periodic postretirement benefit cost	$1.4	$—	$0.9	n/a	$0.9	$0.6

[1]

Net periodic benefit cost for the quarter ended March 31, 2021 included only the Canadian pension plan. Net periodic benefit cost for the U.S. pension plan was not included in our Statements of Consolidated Income until the March 31, 2021 acquisition date of our Warrick County, Indiana (“Warrick”) facility.

[2]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

4. Derivatives, Hedging Programs and Other Financial Instruments

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties, allocating our hedging positions among multiple counterparties to limit exposure to any single entity and using options as part of the hedging strategy. Our counterparties are major investment grade financial institutions or trading companies and our hedged transactions are governed by negotiated reciprocal credit lines, which generally require collateral to be posted above specified credit thresholds which may adjust up or down, depending on our liquidity. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was zero at March 31, 2022 and December 31, 2021 and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at March 31, 2022 and December 31, 2021.

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

The following table summarizes the percentages as of March 31, 2022 of our expected variable priced purchases of metal alloys and energy for which we have executed derivative and/or physical delivery commitments to reduce price fluctuations for each of the following years:

	Remainder of 2022	2023	2024	2025	2026
Zinc	63%	—	—	—	—
Copper	63%	—	—	—	—
Magnesium[1]	100%	—	—	—	—
Silicon	100%	—	—	—	—
Natural Gas	48%	48%	46%	25%	20%
Electricity	78%	43%	—	—	—

[1]

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2022:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/22 through 12/23	109.3
Fixed price sales contracts	8/22 through 10/22	3.0
Midwest premium swap contracts[1]	4/22 through 12/23	92.0

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	4/22 through 12/22	4.8

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	4/22 through 12/25	4,740,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	4/22 through 12/22	165,025

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	6/22 through 3/23	138,720

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Gain

The following table summarizes the amount of gain included on our Statements of Consolidated Income associated with all derivative contracts (in millions of dollars):

	Quarter Ended March 31,		Statements of Consolidated
	2022	2021	Income Classification
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$865.9	$262.5	Cost of products sold

Gain recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(18.7)	$(2.9)	Cost of products sold
Alloying Metals	—	(0.9)	Cost of products sold
Natural gas	(0.9)	—	Cost of products sold
Electricity	(0.3)	—	Cost of products sold
Total gain recognized in our Statements of Consolidated Income related to cash flow hedges	$(19.9)	$(3.8)

Gain recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals – Realized (gain) loss	$(0.6)	$—	Cost of products sold
Alloying Metals – Unrealized gain	(1.0)	(0.3)	Cost of products sold
Total gain recognized in our Statements of Consolidated Income related to non-designated hedges	$(1.6)	$(0.3)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of March 31, 2022			As of December 31, 2021
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$26.5	$(1.0)	$25.5	$12.2	$(1.1)	$11.1
Fixed price sales contracts	—	(0.7)	(0.7)	—	—	—
Midwest premium swap contracts	6.9	(0.2)	6.7	5.5	(0.1)	5.4
Natural gas – Fixed price purchase contracts	8.0	—	8.0	3.0	(0.1)	2.9
Electricity – Fixed price purchase contracts	6.1	—	6.1	4.4	(0.6)	3.8
Total cash flow hedges	47.5	(1.9)	45.6	25.1	(1.9)	23.2

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	2.5	—	2.5	1.6	(0.1)	1.5
Total non-designated hedges	2.5	—	2.5	1.6	(0.1)	1.5

Total	$50.0	$(1.9)	$48.1	$26.7	$(2.0)	$24.7

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2022	As of December 31, 2021
Derivative assets:
Prepaid expenses and other current assets	$45.9	$25.0
Other assets	4.1	1.7
Total derivative assets	$50.0	$26.7
Derivative liabilities:
Other accrued liabilities	$(1.8)	$(1.9)
Long-term liabilities	(0.1)	(0.1)
Total derivative liabilities	$(1.9)	$(2.0)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

5. Debt and Credit Facility

Senior Notes

4.50% Senior Notes. In May 2021, we issued $550.0 million aggregate principal amount of 4.50% unsecured senior notes due June 1, 2031 at 100% of the principal amount (“4.50% Senior Notes”). The unamortized amount of debt issuance costs as of March 31, 2022 relating to the 4.50% Senior Notes was $7.8 million. Interest expense, including amortization of debt issuance costs and debt premium, relating to the 4.50% Senior Notes was $6.4 million for the quarter ended March 31, 2022. The effective interest

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

rate of the 4.50% Senior Notes is approximately 4.7% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.50% Senior Notes, which are Level 1 liabilities calculated based on pricing from trades around the balance sheet date, was approximately $492.2 million and $542.6 million at March 31, 2022 and December 31, 2021, respectively.

6.50% Senior Notes. In April 2020 and May 2020, we issued $300.0 million and $50.0 million, respectively, aggregate principal amounts of our 6.50% unsecured senior notes due May 1, 2025 at 100% and 101%, respectively, of the principal amounts (“6.50% Senior Notes”). On May 21, 2021 we redeemed in full the remaining balance of our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other expense, net on our Statements of Consolidated Income, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million. The effective interest rate of the 6.50% Senior Notes was approximately 6.8% per annum, taking into account the amortization of premium and debt issuance costs. Interest expense, including amortization of debt issuance costs, relating to the 6.50% Senior Notes was $6.0 million for the quarter ended March 31, 2021.

4.625% Senior Notes. In November 2019, we issued $500.0 million aggregate principal amount of 4.625% unsecured senior notes due March 1, 2028 at 100% of the principal amount (“4.625% Senior Notes”). The unamortized amount of debt issuance costs as of March 31, 2022 was $5.4 million. Interest expense, including amortization of debt issuance costs, relating to the 4.625% Senior Notes was $6.0 million for both quarters ended March 31, 2022 and March 31, 2021, respectively. The effective interest rate of the 4.625% Senior Notes was approximately 4.8% per annum, taking into account the amortization of debt issuance costs. The fair value of the outstanding 4.625% Senior Notes, which are Level 1 liabilities, was approximately $470.2 million and $506.9 million at March 31, 2022 and December 31, 2021, respectively.

The amount of interest expense capitalized as construction in progress was $0.6 million and $0.1 million during the quarters ended March 31, 2022 and March 31, 2021, respectively.

Revolving Credit Facility

Our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) provides us with a $375.0 million funding commitment through October 2024.

On April 7, 2022, we entered Amendment No. 3 to our Revolving Credit Facility. See Note 13 for details regarding the revised terms of the Revolving Credit Facility as amended.

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending September 30, 2022. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 17 to 23 months.

At March 31, 2022, our environmental accrual of $16.4 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.7 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.

Warrick Rolling Mill CARO Liability. During the quarter ended March 31, 2022, we identified conditional asset retirement obligations (“CAROs”) related to the future removal and disposal of asbestos that is contained within the Warrick rolling mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be reasonably estimated. As of March 31, 2022, we established a liability of $2.3 million related to these CAROs within Long-term liabilities on our Consolidated Balance Sheets.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

7. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(21.4)	$(19.8)
Amortization of net actuarial loss[1]	—	0.1
Amortization of prior service cost[1]	1.2	0.9
Less: income tax expense[2]	(0.3)	(0.3)
Other comprehensive income, net of tax	0.9	0.7
Ending balance	$(20.5)	$(19.1)

Cash Flow Hedges:
Beginning balance	$17.7	$1.1
Unrealized gain on cash flow hedges	42.3	13.9
Less: income tax expense	(10.0)	(3.3)
Net unrealized gain on cash flow hedges	32.3	10.6
Reclassification of unrealized gain upon settlement of cash flow hedges	(19.9)	(2.7)
Less: income tax benefit[2]	4.7	0.6
Net gain reclassified from AOCI to Net income	(15.2)	(2.1)
Other comprehensive income, net of tax	17.1	8.5
Ending balance[3]	$34.8	$9.6

Foreign Currency Translation:
Beginning balance	$—	$—
Other comprehensive income (loss), net of tax	—	(0.1)
Ending balance	$—	$(0.1)

Total AOCI ending balance	$14.3	$(9.6)

[1]	Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.
[2]	Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.
[3]	As of March 31, 2022, we estimate a net mark-to-market gain before tax of $41.6 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

8. Other Expense, Net

Other expense, net, consisted of the following (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Interest income	$—	$0.1
Net periodic postretirement benefit cost	(1.4)	(0.6)
Unrealized loss on equity securities	(0.4)	(0.1)
All other, net	0.2	0.2
Other expense, net	$(1.6)	$(0.4)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Income Tax Matters

The income tax (provision) benefit consisted of the following (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Domestic	$(2.9)	$0.6
Foreign	(0.4)	(0.3)
Total	$(3.3)	$0.3

The income tax (provision) benefit for the quarters ended March 31, 2022 and March 31, 2021 was $(3.3) million and $0.3 million, respectively, reflecting an effective tax rate of 29% and (6%), respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2022 was primarily due to: (i) an increase of 4% of pre‑tax income for the recognition of excess book benefits from stock based compensation; (ii) an increase of 1% of pre-tax income related to state tax adjustments for certain state net operating losses; and (iii) an increase of 1% of pre-tax income related to non‑deductible compensation expense, partially offset by a decrease of 2% of pre-tax income related to a Federal Research and Development credit.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2021 was primarily due to: (i) a decrease of 15% of pre-tax income for a change in state tax rate due to the Warrick rolling mill acquisition; (ii) a decrease of 10% of pre-tax income related to the valuation allowance for certain state net operating losses; and (iii) a decrease of 6% of pre-tax income for the recognition of excess tax benefits from stock-based compensation.

Our gross unrecognized benefits relating to uncertain tax positions were $4.6 million and $4.1 million at March 31, 2022 and December 31, 2021, respectively, of which, $4.6 million and $4.1 million would be recorded through our income tax provision and thus impact the effective tax rate at March 31, 2022 and December 31, 2021, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

10. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters ended March 31, 2022 and March 31, 2021, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2022	2021
Numerator:
Net income	$8.1	$4.5
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,866	15,805
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	172	182
Diluted	16,038	15,987

Net income per common share, Basic:	$0.51	$0.28
Net income per common share, Diluted:	$0.51	$0.28

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[1]

Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2022 and March 31, 2021, approximately 33,000 and 22,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2022	2021
	(In millions of dollars)
Interest paid	$11.2	$11.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$12.6	$2.0

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1.1	$13.6
Cash paid for amounts included in the measurement of operating lease liabilities	$2.4	$1.3
Finance lease liabilities arising from obtaining finance lease assets	$0.2	$1.8

	As of March 31,
	2022	2021
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$261.0	$128.0
Restricted cash included in Other assets[1]	14.2	13.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$275.2	$141.8

1

We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

12. Business, Product and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as bare and coated coils, plate and sheet and extruded and drawn products, for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) beverage and food packaging products (“Packaging”); (iii) automotive (“Automotive Extrusions”); (iv) general engineering (“GE products”); and (v) other industrial (“Other products”). We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Net sales:
Aero/HS products	$176.6	$111.7
Packaging	448.0	—
Automotive Extrusions	63.8	57.6
GE products	251.2	150.4
Other products	9.2	4.3
Total net sales	$948.8	$324.0

Timing of revenue recognition:
Products transferred at a point in time	$772.0	$200.2
Products transferred over time	176.8	123.8
Total net sales	$948.8	$324.0

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Income taxes paid:
Domestic	$0.1	$0.1
Foreign	—	0.3
Total income taxes paid	$0.1	$0.4

13. Subsequent Events

Dividend Declaration. On April 14, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.5 million (including dividend equivalents) on or about May 13, 2022 to stockholders of record and the holders of certain restricted stock units at the close of business on April 25, 2022.

Revolving Credit Facility Amendment. On April 7, 2022, we entered into the Amendment No. 3 to our Revolving Credit Facility (as amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, the administrative agent, and the other financial institutions party thereto. The Amended Credit Agreement among others: (i) increased the commitment from $375.0 million to $575.0 million (of which up to a maximum of $50 million may be utilized for letters of credit); (ii) extended the maturity date from the earlier of (a) February 15, 2024 (if certain conditions were met) and (b) October 30, 2024 to April 7, 2027; (iii) removed eligible equipment from the borrowing base and as collateral; and (iv) updated relevant benchmark provisions to reference SOFR instead of LIBOR.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as follows (in millions of dollars):

	Pro Forma as of March 31, 2022[1]	As of December 31, 2021
Revolving Credit Facility borrowing commitment	$575.0	$375.0
Borrowing base availability	$575.0	$375.0
Less: Outstanding borrowings under Revolving Credit Facility	—	—
Less: Outstanding letters of credit under Revolving Credit Facility	(12.5)	(7.7)
Remaining borrowing availability	$562.5	$367.3

1	Represents borrowing base calculated as if the agreement was in effect at March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of the global outbreak of Coronavirus Disease 2019 (“COVID-19”) and governmental and other actions taken in response, cyclicality, reshoring, supply interruptions, including the most recent disruptions resulting from the supply demand imbalances in the magnesium and silicon markets, and other conditions that impact demand drivers in the aerospace/high strength, automotive, general engineering, packaging and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; and (ix) the successful integration of acquired operations and technologies continue to drive innovative solutions and further advance our capabilities. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward‑looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Metal Pricing Policies

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominately from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying cost of aluminum and alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher VAR products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase, and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. Additionally, we sometimes enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through a hedging program with an objective to remain metal price neutral.

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying price of primary and scrap, or recycled, aluminum, our main raw material, and alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see “Results of Operations - Selected Operational and Financial Information” below.

Business Overview

We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) aluminum beverage and food packaging (“Packaging”); (iii) automotive (“Automotive Extrusions”); (iv) general engineering (“GE products”); and (v) other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate, sheet and coil), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at our rolling mill in Spokane, Washington (“Trentwood”), are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). On March 31, 2021, with the completion of our acquisition of Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”), we expanded our flat-rolled aluminum products to include bare and coated aluminum coil for can stock applications in the beverage and food packaging industry in North America. Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, Automotive Extrusions and GE products that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, automotive or general engineering applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the three months ended March 31, 2022 totaled $948.8 million on 335.4 million pounds shipped from our facilities. We employed approximately 3,972 people at March 31, 2022.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers and metal service centers. As of March 31, 2022, approximately 72% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 28% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Highlights of the quarter ended March 31, 2022 include:

•	Strong demand for GE products and Packaging;
•	Steadily increasing demand for Aero/HS products;
•	Flat demand for Automotive Extrusions due to continued shortage of semiconductor chips;
•	Higher freight costs due to rail and port shipping constraints;
•	Lingering supply chain issues related to metal and magnesium impacted results; and
•	Cash dividends and dividend equivalents of $0.77 per share or $12.5 million paid during the quarter ended March 31, 2022.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $948.8 million and $324.0 million for the quarters ended March 31, 2022 and March 31, 2021, respectively, reflecting a 198.5 million pound (145%) increase in shipment volume and a $0.46/lb (19%) increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 174.7 million pound addition in Packaging due to our Warrick acquisition; (ii) a 16.4 million pound (23%) increase in GE products reflecting continued strength in underlying demand, restocking in the service center supply chain and improved pricing; and (iii) a 9.4 million pound (26%) increase in Aero/HS products, reflecting strong demand for defense and business jet applications and a steady recovery in demand for commercial aerospace applications, partially offset by a 3.9 million pound (14%) decrease in Automotive Extrusions driven by the shortage of semiconductor chips that has impacted North American production levels. The average realized sales price per pound reflected a $0.61/lb (54%) increase in average Hedged Cost of Alloyed Metal price per pound offset by a $0.15/lb (12%) decrease in VAR per pound due primarily to the introduction of lower VAR per pound Packaging products. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended March 31, 2022 totaled $865.9 million, or 91% of Net sales, compared to $262.5 million, or 81% of Net sales, for the quarter ended March 31, 2021. The increase of $603.4 million was largely attributable to the addition of Packaging and reflected a $426.1 million increase in Hedged Cost of Alloyed Metal and a $177.3 million increase in net manufacturing conversion and other costs. Of the $426.1 million increase in Hedged Cost of Alloyed Metal, $220.8 million was due to higher shipment volume, as discussed above in “Net Sales,” and $205.3 million was due to higher hedged metal prices. The $177.3 million increase in net manufacturing conversion and other costs was primarily due to the addition of Packaging and additional overhead associated with the related increase in volume, as well as higher energy, freight, benefit and metal costs driven by inflation, transportation bottlenecks and supply chain inefficiencies. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the quarters ended March 31, 2022 and March 31, 2021.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $30.2 million and $31.8 million for the quarters ended March 31, 2022 and March 31, 2021, respectively. The decrease during the quarter ended March 31, 2022 was primarily due to a $8.3 million decrease in consulting costs, partially offset by: (i) a $3.9 million increase in salaries, benefits and incentives and (ii) a $3.1 million increase in costs related to the addition of Warrick operations and related transition service agreements (“TSAs”) with Alcoa Corporation to facilitate the integration.

Restructuring Cost (Benefit). Restructuring cost (benefit) was a benefit of $0.7 million for the quarter March 31, 2021 due to cost estimate revisions. We fulfilled all remaining obligations under this restructuring plan as of December 31, 2021.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”), net of capitalized interest. Interest expense was $12.2 million and $12.3 million for the quarters ended March 31, 2022 and March 31, 2021, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended March 31, 2022 and March 31, 2021 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Net income	$8.1	$4.5
Interest expense	12.2	12.3
Other expense, net	1.6	0.4
Income tax provision (benefit)	3.3	(0.3)
Depreciation and amortization	27.5	13.5
Non-run-rate items:
Restructuring cost (benefit)	—	(0.7)
Adjustments to plant-level LIFO[1]	2.7	(2.9)
Mark-to-market gain on derivative instruments[2]	(1.0)	(0.3)
Acquisition costs[3]	0.6	11.0
Total non-run-rate items	2.3	7.1
Adjusted EBITDA	$55.0	$37.5

[1]

We manage our business on a monthly last-in, first-out (“LIFO”) basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This line item represents the conversion from GAAP LIFO applied on a consolidated basis to monthly LIFO applied on a plant-by-plant basis.

[2]

Mark-to-market gain on derivative instruments represented: (i) for 2022 and 2021, the gain on non-designated commodity hedges and (ii) for 2021, the reversal of mark-to-market (gain) loss on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and settled in the periods presented above. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.

[3]	Acquisition costs are non-run-rate acquisition-related transaction costs, which include professional fees, as well non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended March 31, 2022 was $17.5 million higher than Adjusted EBITDA for the quarter ended March 31, 2021. Adjusted EBITDA for the quarter ended March 31, 2022 reflected the addition of Packaging and improvement in Aero/HS products and GE products, partially offset by higher costs, supply chain challenges and operating inefficiencies as discussed in “Consolidated Results of Operations” above.

The following table provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Quarter Ended March 31,
	2022		2021
Aero/HS Products:
Shipments (mmlbs)	45.5		36.1
	$	$ / lb	$	$ / lb
Net sales	$176.6	$3.88	$111.7	$3.09
Less: Hedged Cost of Alloyed Metal	(81.3)	(1.79)	(40.9)	(1.13)
VAR	$95.3	$2.09	$70.8	$1.96

Packaging:
Shipments (mmlbs)	174.7		—
	$	$ / lb	$	$ / lb
Net sales	$448.0	$2.56	$—	$—
Less: Hedged Cost of Alloyed Metal	(301.8)	(1.72)	—	—
VAR	$146.2	$0.84	$—	$—

Automotive Extrusions:
Shipments (mmlbs)	23.3		27.2
	$	$ / lb	$	$ / lb
Net sales	$63.8	$2.74	$57.6	$2.12
Less: Hedged Cost of Alloyed Metal	(40.2)	(1.73)	(29.9)	(1.10)
VAR	$23.6	$1.01	$27.7	$1.02

GE Products:
Shipments (mmlbs)	87.6		71.2
	$	$ / lb	$	$ / lb
Net sales	$251.2	$2.87	$150.4	$2.11
Less: Hedged Cost of Alloyed Metal	(149.1)	(1.70)	(78.9)	(1.11)
VAR	$102.1	$1.17	$71.5	$1.00

Other Products:
Shipments (mmlbs)	4.3		2.4
	$	$ / lb	$	$ / lb
Net sales	$9.2	$2.14	$4.3	$1.79
Less: Hedged Cost of Alloyed Metal	(6.0)	(1.40)	(2.6)	(1.08)
VAR	$3.2	$0.74	$1.7	$0.71

Total:
Shipments (mmlbs)	335.4		136.9
	$	$ / lb	$	$ / lb
Net sales	$948.8	$2.83	$324.0	$2.37
Less: Hedged Cost of Alloyed Metal	(578.4)	(1.73)	(152.3)	(1.12)
VAR	$370.4	$1.10	$171.7	$1.25

Outlook

While we continue to navigate through an inflationary cost environment and manage supply chain challenges, we remain confident in the initiatives we are taking to further improve manufacturing efficiencies and operating performance. As we look to the remainder of the year, we reiterate our outlook and continue to anticipate a year-over-year increase in VAR of 20% to 25% and a consolidated EBITDA margin (Adjusted EBITDA as a percentage of VAR) of 17% to 20% for the full year 2022. In line with the outlook provided for our full year major maintenance spending, we expect major maintenance expense for the quarter ended June 30, 2022 to be approximately $8.0 million to $10.0 million higher than the quarter ended March 31, 2022 due to the timing of projects planned at several facilities.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2022	As of December 31, 2021
Available cash and cash equivalents	$261.0	$303.2
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	562.5	367.3
Total liquidity	$823.5	$670.5

[1]

Borrowing availability under the Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2022 using the terms of our amended Revolving Credit Facility (see “Sources of Liquidity” below for discussion of amendment made to our Revolving Credit Facility on April 7, 2022) and December 31, 2021 using the terms of the Revolving Credit Facility in effect as of that date.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents primarily consist of money market funds, which are highly liquid.

See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2022.

There were no borrowings under our Revolving Credit Facility as of both March 31, 2022 and December 31, 2021 (see Note 5 and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$1.4	$(11.4)
Investing activities	$(28.3)	$(626.6)
Financing activities	$(14.9)	$(14.5)

Cash provided by operating activities for the quarter ended March 31, 2022 reflected results of business activity described within “Consolidated Results of Operations” above, as well as the following working capital changes: (i) an increase in trade and other receivables of $97.1 million, the majority of which was driven by Warrick receivables added during the quarter ended March 31, 2022 and the remainder of which was due to the timing and mix of sales and an increase in metal price; (ii) an increase in accounts payable of $92.9 million, the majority of which was driven by Warrick payables added during the quarter ended March 31, 2022 and higher metal cost; and (iii) an increase in inventory of $26.9 million due primarily to higher inventory pounds to satisfy increased demand, as well as a higher per pound inventory cost.

Cash used in operating activities for the quarter ended March 31, 2021 reflected: (i) an increase in accounts payable of $33.0 million driven predominantly by the volume of metal purchases; (ii) an increase in trade and other receivables of $31.7 million driven primarily by improved Net sales; (iii) an increase in inventory of $24.3 million; and (iv) an increase in spending of $11.0 million for acquisition costs, primarily comprised of professional fees.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended March 31, 2022 and March 31, 2021.

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

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. On April 7, 2022, we executed Amendment No. 3 of our Revolving Credit Facility to: (i) increase the commitment to $575.0 million; (ii) extend the maturity date; (iii) update our borrowing base; and (iv) update relevant benchmark provisions to reference the Secured Overnight Financing Rate (“SOFR”). See Note 5 and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for further details. During the quarter ending March 31, 2022 and as of April 18, 2022, there were no borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended March 31, 2022 constituted approximately 43% of our net sales. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Debt

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2021 for mandatory principal and cash interest payments on the outstanding borrowings.

We do not believe that covenants in the indentures governing the 4.50% Senior Notes due 2031 (“4.50% Senior Notes”) and 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

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

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2022 of approximately $180.0 million to $200.0 million, of which approximately 60% of total spending will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at Warrick and modest spending related to the Trentwood facility expansion project. In addition, we have prepared for a multiple week outage early in the third quarter 2022 to refurbish the large plate stretcher at our Trentwood facility. The investment of approximately $30.0 million is a highly efficient use of capital that will allow us to defer the $145.0 million purchase for a new stretcher planned prior to the COVID-19 pandemic. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indenture for our 4.50% Senior Notes and 4.625% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about restrictions on dividend payments contained in the Revolving Credit Facility and in the indenture for our unsecured senior notes.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2022 and March 31, 2021, and declared subsequent to March 31, 2022.

Repurchases of Common Stock

We suspended share repurchases as of March 18, 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended March 31, 2022 and March 31, 2021; (ii) the amount authorized and available for future repurchases of common stock under our stock repurchase program; and (iii) minimum statutory tax withholding obligations arising during the quarters ended March 31, 2022 and March 31, 2021 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2022, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

Future commitment fees on our Revolving Credit Facility are calculated based on 0.250% of the unused credit under the facility. Future commitment fees are expected to increase beginning in the quarter ended June 30, 2022 due to the incremental $200.0 million of borrowing capacity associated with our April 7, 2022 Amendment No. 3 of the Revolving Credit Facility. See Note 5 and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report.

Except as otherwise disclosed in this Report, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2021.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10‑K for the year ended December 31, 2021.

There have been no other material changes in our critical accounting estimates and policies since December 31, 2021.

New Accounting Pronouncements

For a discussion of recently adopted and recently issued but not yet adopted accounting pronouncements, see “Adoption of New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in this Report.

Available Information

Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission (“SEC”) filings, investor events and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community and related investor presentations. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 4 and Note 7 of Notes to Interim Consolidated Financial Statements included in this Report. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

During the quarters ended March 31, 2022 and March 31, 2021, settlements of derivative contracts covering 61.3 million pounds and 20.3 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At March 31, 2022, we had derivative contracts with respect to approximately 99.5 million pounds and 6.8 million pounds to hedge sales to be made in the remainder of 2022 and 2023, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of March 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $10.6 million and $8.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05 per pound decrease in the Midwest premium for aluminum as of March 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.6 million and $4.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of March 31, 2022, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10 per pound decrease in the LME market price of zinc as of March 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.3 million and $0.4 million, respectively, with corresponding changes to the net fair value of our zinc-related derivative positions. We estimate that a $0.10 per pound decrease in the COMEX market price of copper, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.2 million in both periods as of March 31, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our copper-related derivative positions.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.7 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of March 31, 2022 and December 31, 2021 would have resulted in an unrealized mark‑to‑market loss of $0.8 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of March 31, 2022, we hedged certain lease transactions denominated in euros using forward swap contracts with settlement dates through March 2023. We estimate that a 10% decrease in the March 31, 2022 exchange rate of euros to U.S. dollars would have resulted in an immaterial unrealized mark-to-market loss with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Kaiser Aluminum Corporation. We are in the process of incorporating Warrick’s operations into our internal control over financial reporting and intend to complete this for inclusion in our annual report on internal control over financial reporting as of December 31, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2021.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2022:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2022 - January 31, 2022	—	$—	—	$—	$93.1
February 1, 2022 - February 28, 2022	—	—	—	—	93.1
March 1, 2022 - March 31, 2022	19,643	95.13	—	—	93.1
Total	19,643	$95.13	—	$—	n/a

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

[2]

In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At March 31, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about restrictions on dividend payments contained in our credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”) and in the indenture for our unsecured senior notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
10.1	2022 Short-Term Incentive Plan		8-K	001-09447	10.1	March 10, 2022

10.2	2022-2024 Long-Term Incentive Plan		8-K	001-09447	10.2	March 10, 2022

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: April 22, 2022