Form 10-Q
period 2022-06-30
KAISER ALUMINUM CORP
filed 2022-07-28
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 21, 2022, there were 15,940,580 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2022	As of December 31, 2021
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$235.2	$303.2
Receivables:
Trade receivables, net	351.1	332.7
Other	49.5	53.0
Contract assets	93.9	63.2
Inventories	468.6	404.6
Prepaid expenses and other current assets	47.6	48.7
Total current assets	1,245.9	1,205.4
Property, plant and equipment, net	956.3	955.2
Operating lease assets	43.4	46.2
Deferred tax assets, net	6.3	3.4
Intangible assets, net	58.1	67.7
Goodwill	39.3	39.3
Other assets	112.4	105.2
Total	$2,461.7	$2,422.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418.8	$351.4
Accrued salaries, wages and related expenses	41.4	46.9
Other accrued liabilities	87.3	58.4
Total current liabilities	547.5	456.7
Long-term portion of operating lease liabilities	39.1	40.8
Pension and other postretirement benefits	90.4	92.5
Net liabilities of Salaried VEBA	20.0	20.6
Deferred tax liabilities	3.9	10.5
Long-term liabilities	73.6	72.5
Long-term debt	1,037.2	1,036.3
Total liabilities	1,811.7	1,729.9
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2022 and December 31, 2021; no shares were issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2022 and December 31, 2021; 22,757,348 shares issued and 15,922,062 shares outstanding at June 30, 2022; 22,700,404 shares issued and 15,865,118 shares outstanding at December 31, 2021	0.2	0.2
Additional paid in capital	1,084.8	1,078.9
Retained earnings	62.2	93.0
Treasury stock, at cost, 6,835,286 shares at both June 30, 2022 and December 31, 2021	(475.9)	(475.9)
Accumulated other comprehensive loss	(21.3)	(3.7)
Total stockholders’ equity	650.0	692.5
Total	$2,461.7	$2,422.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED LOSS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions of dollars, except share and per share amounts)
Net sales	$954.2	$741.0	$1,903.0	$1,065.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	898.4	673.3	1,764.3	935.8
Depreciation and amortization	27.1	25.8	54.6	39.3
Selling, general, administrative, research and development	27.5	30.9	57.7	62.7
Restructuring costs (benefit)	—	(0.1)	—	(0.8)
Other operating charges, net	3.2	—	3.2	—
Total costs and expenses	956.2	729.9	1,879.8	1,037.0
Operating (loss) income	(2.0)	11.1	23.2	28.0
Other expense:
Interest expense	(12.2)	(12.4)	(24.4)	(24.7)
Other expense, net – Note 8	(3.7)	(36.6)	(5.3)	(37.0)
Loss before income taxes	(17.9)	(37.9)	(6.5)	(33.7)
Income tax benefit	4.1	15.5	0.8	15.8
Net loss	$(13.8)	$(22.4)	$(5.7)	$(17.9)
Net loss per common share:
Basic	$(0.87)	$(1.42)	$(0.36)	$(1.13)
Diluted	$(0.87)	$(1.42)	$(0.36)	$(1.13)
Weighted-average number of common shares outstanding (in thousands):
Basic	15,899	15,835	15,883	15,820
Diluted	15,899	15,835	15,883	15,820

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions of dollars)		(In millions of dollars)
Net loss	$(13.8)	$(22.4)	$(5.7)	$(17.9)
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit pension plan and Salaried VEBA	0.9	0.7	1.8	1.4
Cash flow hedges	(36.5)	15.2	(19.4)	23.7
Foreign currency translation	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax	(35.6)	15.9	(17.6)	25.0
Comprehensive (loss) income	$(49.4)	$(6.5)	$(23.3)	$7.1

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2022

	Common Shares Outstanding[1,2]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net income	—	—	—	8.1	—	—	8.1
Other comprehensive income, net of tax	—	—	—	—	—	18.0	18.0
Common shares issued (including impacts from Long-Term Incentive programs)	58,641	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(19,643)	—	(1.9)	—	—	—	(1.9)
Cash dividends declared[3]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2022	15,904,116	$0.2	$1,081.0	$88.6	$(475.9)	$14.3	$708.2
Net loss	—	—	—	(13.8)	—	—	(13.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(35.6)	(35.6)
Common shares issued (including impacts from Long-Term Incentive programs)	18,101	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(155)	—	—	—	—	—	—
Cash dividends declared[3]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.2	—	—	—	3.2
BALANCE, June 30, 2022	15,922,062	$0.2	$1,084.8	$62.2	$(475.9)	$(21.3)	$650.0

[1]	At June 30, 2022, 601,642 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
[2]

There were no repurchases of common stock during the quarters ended March 31, 2022 and June 30, 2022. At June 30, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program.

[3]	Dividends declared per common share were $0.77 for the quarters ended March 31, 2022 and June 30, 2022.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2021

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net income	—	—	—	4.5	—	—	4.5
Other comprehensive income, net of tax	—	—	—	—	—	9.1	9.1
Common shares issued (including impacts from Long-Term Incentive programs)	56,394	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(20,625)	—	(2.4)	—	—	—	(2.4)
Cash dividends declared[2]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.1	—	—	—	3.1
BALANCE, March 31, 2021	15,847,938	$0.2	$1,069.3	$151.0	$(475.9)	$(9.6)	$735.0
Net loss	—	—	—	(22.4)	—	—	(22.4)
Other comprehensive income, net of tax	—	—	—	—	—	15.9	15.9
Common shares issued (including impacts from Long-Term Incentive programs)	12,291	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(409)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2021	15,859,820	$0.2	$1,073.2	$116.9	$(475.9)	$6.3	$720.7

[1]	There were no repurchases of common stock during the quarters ended March 31, 2021 and June 30, 2021.
[2]	Dividends declared per common share were $0.72 for the quarters ended March 31, 2021 and June 30, 2021.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(In millions of dollars)
Cash flows from operating activities[1]:
Net loss	$(5.7)	$(17.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	48.1	35.7
Amortization of definite-lived intangible assets	6.5	3.6
Amortization of debt premium and debt issuance costs	1.1	1.2
Deferred income taxes	(4.1)	(18.2)
Non-cash equity compensation	7.8	7.0
Non-cash asset impairment charge	3.2	—
Loss on extinguishment of debt	—	35.9
Loss on disposition of property, plant and equipment	2.1	0.1
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(13.5)	(130.5)
Contract assets	(30.7)	(10.5)
Inventories	(64.0)	(21.2)
Prepaid expenses and other current assets	(5.0)	(8.5)
Accounts payable	61.8	115.5
Accrued liabilities	1.9	15.6
Annual variable cash contributions to Salaried VEBA	—	(1.7)
Long-term assets and liabilities, net	(2.5)	(1.2)
Net cash provided by operating activities	7.0	4.9
Cash flows from investing activities[1]:
Capital expenditures	(45.5)	(18.0)
Cash payment for acquisition of the Warrick rolling mill	—	(617.5)
Purchase of equity securities	(0.3)	(0.4)
Proceeds from disposition of property, plant and equipment	1.0	—
Net cash used in investing activities	(44.8)	(635.9)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 6.50% Senior Notes	—	(380.9)
Issuance of 4.50% Senior Notes	—	550.0
Cash paid for debt issuance costs	(1.8)	(8.6)
Repayment of finance lease	(1.0)	(1.1)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(1.9)	(2.4)
Cash dividends and dividend equivalents paid	(25.1)	(23.4)
Net cash (used in) provided by financing activities	(29.8)	133.6
Net decrease in cash, cash equivalents and restricted cash during the period	(67.6)	(497.4)
Cash, cash equivalents and restricted cash at beginning of period	317.0	794.3
Cash, cash equivalents and restricted cash at end of period	$249.4	$296.9

[1]	See Note 11 for supplemental cash flow information.

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

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During the quarter and six months ended June 30, 2022, we sold trade accounts receivable totaling $482.0 million and $889.4 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.3 million and $9.2 million, respectively. During both the quarter and six months ended June 30, 2021, we sold trade accounts receivable totaling $316.0 million, of which our customers’ financial institutions applied discount fees totaling $1.9 million. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other expense, net. As of June 30, 2022, we had been and/or expected to be fully reimbursed by our customers for these discount fees.

Government Grants. From time-to-time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for expenses already incurred or for immediate financial support with no future related costs are recognized as income in the period in which it is receivable. As of June 30, 2022, we received a $0.3 million performance grant from the Tennessee Valley Authority, which we recorded as an offset to Property, plant and equipment, net. To be eligible to receive and keep the full amount of this grant, we must achieve: (i) minimum cumulative expenditures towards developmental and/or capital expenditures; (ii) a minimum number of new full-time employees; and (iii) a minimum average annual wage, all within seven years of our execution of the grant agreement.

Favorable Commodity Contract Intangible Asset Impairment. During the quarter ended June 30, 2022, we impaired the remaining book value of our favorable commodity contract intangible asset as the supplier associated with the intangible asset ceased all deliveries of magnesium to us and provided no indication of when or if deliveries would resume over the remaining six months of the contract. The impairment charge of $3.1 million was included within Other operating charges, net, in our Statements of Consolidated Loss.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. As of June 30, 2022, our customers’ supply chain financing contracts have transitioned to the Secured Overnight Financing Rate (“SOFR”) to replace the London Interbank Offered Rate (“LIBOR”). Our adoption of Topic 848 did not have a material impact on our consolidated financial statements.

2. Supplemental Balance Sheet Information

	As of June 30, 2022	As of December 31, 2021
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$351.7	$333.5
Allowance for doubtful receivables	(0.6)	(0.8)
Trade receivables, net	$351.1	$332.7

Inventories[1]
Finished products	$66.9	$90.3
Work-in-process	160.3	162.2
Raw materials	230.2	143.0
Operating supplies	11.2	9.1
Total	$468.6	$404.6

Property, Plant and Equipment, Net
Land and improvements	$26.4	$26.0
Buildings and leasehold improvements	184.5	179.0
Machinery and equipment	1,171.7	1,151.5
Construction in progress[2]	99.8	75.3
Property, plant and equipment, gross	1,482.4	1,431.8
Accumulated depreciation and amortization	(526.5)	(480.4)
Assets held for sale	0.4	3.8
Property, plant and equipment, net	$956.3	$955.2

Other Accrued Liabilities
Uncleared cash disbursements	$11.1	$10.9
Accrued income taxes and other taxes payable	11.7	9.5
Accrued interest	9.9	9.9
Short-term environmental accrual – Note 6	2.8	2.6
Other – Note 4	51.8	25.5
Total	$87.3	$58.4

Long-Term Liabilities
Workers' compensation accrual	$31.8	$31.9
Long-term environmental accrual – Note 6	13.2	14.2
Other long-term liabilities	28.6	26.4
Total	$73.6	$72.5

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

[1]	At June 30, 2022 and December 31, 2021 the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $204.5 million and $137.1 million, respectively.
[2]

Based on market conditions, we temporarily idled projects within Construction in progress totaling $20.5 million and $24.9 million as of June 30, 2022 and December 31, 2021, respectively, all of which are expected to resume at a future date.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2022 and December 31, 2021 was $9.8 million and $10.5 million, respectively. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other expense, net (see Note 8). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans (“STI Plans”)

As of June 30, 2022, we had a liability of $5.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the six month performance period of our 2022 STI Plan.

Postretirement Benefit Plans

The following table presents the total expense (benefit) related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Defined contribution plans[1]	$4.0	$3.6	$9.7	$7.0
Deferred compensation plan[2]	(0.5)	0.4	(0.8)	0.4
Multiemployer pension plans[1]	1.4	1.3	2.6	2.4
Salaried VEBA[2]	1.0	0.5	1.9	1.1
Pension plans[3]	1.3	1.5	2.7	1.5
OPEB[3]	1.0	1.0	1.9	1.0
Total	$8.2	$8.3	$18.0	$13.4

[1]

Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).

[2]

The deferred compensation plan and the current service cost component of Net periodic postretirement benefit cost relating to the voluntary employees’ beneficiary association that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents (“Salaried VEBA”) are included within our Statements of Consolidated Loss in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other expense, net, on our Statements of Consolidated Loss.

[3]

The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the healthcare and life insurance postretirement benefit plan (“OPEB”) are included within our Statements of Consolidated Loss in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB are included within Other expense, net, on our Statements of Consolidated Loss.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021	2022	2021
Service cost	$1.4	$1.4	$0.4	$0.4	$—	$—
Interest cost	0.1	0.2	0.6	0.6	0.4	0.4
Expected return on plan assets	(0.2)	(0.2)	—	—	(0.7)	(0.8)
Amortization of prior service cost[1]	—	—	—	—	1.3	0.8
Amortization of net actuarial loss	—	0.1	—	—	—	0.1
Total net periodic postretirement benefit cost	$1.3	$1.5	$1.0	$1.0	$1.0	$0.5

	Pension Plans[2]		OPEB		Salaried VEBA
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Service cost	$2.8	$1.4	$0.8	$0.4	$—	$—
Interest cost	0.3	0.2	1.1	0.6	0.9	0.8
Expected return on plan assets	(0.4)	(0.2)	—	—	(1.5)	(1.6)
Amortization of prior service cost[1]	—	—	—	—	2.5	1.7
Amortization of net actuarial loss	—	0.1	—	—	—	0.2
Total net periodic postretirement benefit cost	$2.7	$1.5	$1.9	$1.0	$1.9	$1.1

[1]	We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
[2]

Net periodic benefit cost for the U.S. pension plan was not included in our Statements of Consolidated Loss until the March 31, 2021 acquisition date of our Warrick County, Indiana (“Warrick”) facility.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties, allocating our hedging positions among multiple counterparties to limit exposure to any single entity and using options as part of the hedging strategy. Our counterparties are major investment grade financial institutions or trading companies and our hedged transactions are governed by negotiated reciprocal credit lines, which generally require collateral to be posted above specified credit thresholds which may adjust up or down, depending on our liquidity. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $16.4 million and zero at June 30, 2022 and December 31, 2021, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had $1.3 million and zero cash collateral posted from our customers at June 30, 2022 and December 31, 2021, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 7 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive loss (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Alloying Metals Hedges. We are exposed to risk of fluctuating prices for alloying metals used as raw materials in our fabrication operations. We, from time-to-time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in alloying metals prices that are not passed through completely or at the time of sale pursuant to the terms of certain customer contracts.

Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time-to-time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices that are not passed through completely or at the time of sale pursuant to the terms of certain customer contracts.

The following table summarizes the percentages as of June 30, 2022 of our expected variable priced purchases of metal alloys and energy for which we have executed derivative and/or physical delivery commitments to reduce price fluctuations for each of the following years:

	Remainder of 2022	2023	2024	2025	2026
Zinc	66%	—	—	—	—
Copper	58%	—	—	—	—
Magnesium[1]	64%	—	—	—	—
Silicon	100%	—	—	—	—
Natural Gas	49%	48%	46%	25%	20%
Electricity	77%	43%	—	—	—

[1]

We have contracts in place to cover the noted percentage of our requirements at a firm or predetermined price. As our largest supplier of magnesium declared force majeure and, during the quarter ended June 30, 2022, stopped all shipments to us, we excluded its contracts from the above table. We have included only qualified magnesium suppliers secured to date in place of the excluded contracted volume.

Foreign Currency Hedges. We are exposed to foreign currency exchange risk related to certain equipment and service agreements with vendors for which payments are due in foreign currency. We, from time-to-time, in the ordinary course of business, use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases.

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2022:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2022 through December 2023	128.0
Fixed price sales contracts	July 2022 through December 2022	24.3
Midwest premium swap contracts[1]	July 2022 through December 2023	61.5

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2022 through December 2022	3.2

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	July 2022 through December 2025	4,320,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	July 2022 through December 2022	110,425

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	September 2022 through February 2024	1,160,746

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain)

The following table summarizes the amount of loss (gain) included on our Statements of Consolidated Loss associated with all derivative contracts (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,		Statements of Consolidated
	2022	2021	2022	2021	Loss Classification
Total of income and expense line items presented in our Statements of Consolidated Loss in which the effects of hedges are recorded:
Cash flow hedges	$898.4	$673.3	$1,764.3	$935.8	Cost of products sold

Loss (gain) recognized in our Statements of Consolidated Loss related to cash flow hedges:
Aluminum	$5.9	$(8.1)	$(12.8)	$(11.0)	Cost of products sold
Alloying Metals	—	0.2	—	0.4	Cost of products sold
Natural gas	(1.9)	(0.1)	(2.8)	(0.1)	Cost of products sold
Electricity	(1.1)	(0.7)	(1.4)	(0.7)	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated Loss related to cash flow hedges	$2.9	$(8.7)	$(17.0)	$(11.4)

(Gain) loss recognized in our Statements of Consolidated Loss related to non-designated hedges:
Alloying Metals – Realized gain	$(0.5)	$(1.5)	$(1.1)	$(2.6)	Cost of products sold
Alloying Metals – Unrealized loss	2.9	0.4	1.9	0.1	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated Loss related to non-designated hedges	$2.4	$(1.1)	$0.8	$(2.5)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of June 30, 2022			As of December 31, 2021
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$2.8	$(21.6)	$(18.8)	$12.2	$(1.1)	$11.1
Fixed price sales contracts	3.2	—	3.2	—	—	—
Midwest premium swap contracts	2.2	(2.0)	0.2	5.5	(0.1)	5.4
Natural gas – Fixed price purchase contracts	8.1	—	8.1	3.0	(0.1)	2.9
Electricity – Fixed price purchase contracts	5.1	—	5.1	4.4	(0.6)	3.8
Total cash flow hedges	21.4	(23.6)	(2.2)	25.1	(1.9)	23.2

Non-Designated Hedges:
Alloying Metals –
Fixed price purchase contracts	0.2	(0.6)	(0.4)	1.6	(0.1)	1.5
Total non-designated hedges	0.2	(0.6)	(0.4)	1.6	(0.1)	1.5

Total	$21.6	$(24.2)	$(2.6)	$26.7	$(2.0)	$24.7

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of June 30, 2022	As of December 31, 2021
Derivative assets:
Prepaid expenses and other current assets	$17.5	$25.0
Other assets	4.1	1.7
Total derivative assets	$21.6	$26.7
Derivative liabilities:
Other accrued liabilities	$(23.9)	$(1.9)
Long-term liabilities	(0.3)	(0.1)
Total derivative liabilities	$(24.2)	$(2.0)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

5. Debt and Credit Facility

Senior Notes

During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, we issued fixed rate unsecured notes with varying maturity dates (“Senior Notes”). The stated interest rates and aggregate principal amounts of our Senior Notes were: (i) 4.50% and $550.0 million (“4.50% Senior Notes”); (ii) 6.50% and $350.0 million (“6.50% Senior Notes”); and (iii) 4.625% and

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

$500.0 million (“4.625% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of June 30, 2022	As of December 31, 2021
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
6.50% Senior Notes[1]	April/May 2020	May 2025	6.8%	—	—
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(12.8)	(13.7)
Total carrying amount				$1,037.2	$1,036.3

[1]

In May 2021 we redeemed in full the remaining balance of our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other expense, net, on our Statements of Consolidated Loss, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million.

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of June 30, 2022	As of December 31, 2021
4.50% Senior Notes	$422.5	$542.6
4.625% Senior Notes	$419.2	$506.9

Revolving Credit Facility

In April 2022, we entered into Amendment No. 3 to our revolving credit facility with Wells Fargo Bank, National Association, the administrative agent, and the other financial institutions party thereto (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility among others: (i) increased the commitment from $375.0 million to $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit); (ii) extended the maturity date from the earlier of (a) February 2024 (if certain conditions were met) and (b) October 2024 to April 2027; (iii) removed eligible equipment from the borrowing base and as collateral; and (iv) updated relevant benchmark provisions to SOFR instead of LIBOR.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2022 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$563.8
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(12.4)
Remaining borrowing availability	$551.4

Interest Expense

Interest expense relating to our Senior Notes and Revolving Credit Facility was as follows (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.2	$24.8	$24.2
Revolving Credit Facility commitment fees and finance cost amortization	0.6	0.5	1.0	0.9
Interest expense capitalized as construction in progress	(0.8)	(0.3)	(1.4)	(0.4)
Total interest expense	$12.2	$12.4	$24.4	$24.7

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending December 31, 2022. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 14 to 20 months.

At June 30, 2022, our environmental accrual of $16.0 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Warrick Rolling Mill CARO Liability. During the quarter ended March 31, 2022, we identified conditional asset retirement obligations (“CAROs”) related to the future removal and disposal of asbestos that is contained within the Warrick rolling mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be reasonably estimated. As of June 30, 2022, our liability related to these CAROs was $2.3 million and was included within Long-term liabilities on our Consolidated Balance Sheets.

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

7. Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Defined Benefit Pension Plan and Salaried VEBA:
Beginning balance	$(20.5)	$(19.1)	$(21.4)	$(19.8)
Amortization of net actuarial loss[1]	—	0.1	—	0.2
Amortization of prior service cost[1]	1.3	0.8	2.5	1.7
Less: income tax expense[2]	(0.4)	(0.2)	(0.7)	(0.5)
Other comprehensive income, net of tax	0.9	0.7	1.8	1.4
Ending balance	$(19.6)	$(18.4)	$(19.6)	$(18.4)

Cash Flow Hedges:
Beginning balance	$34.8	$9.6	$17.7	$1.1
Unrealized (loss) gain on cash flow hedges	(50.7)	28.4	(8.4)	42.3
Less: income tax benefit (expense)	12.0	(6.7)	2.0	(10.0)
Net unrealized (loss) gain on cash flow hedges	(38.7)	21.7	(6.4)	32.3
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	2.9	(8.7)	(17.0)	(11.4)
Less: income tax (expense) benefit[2]	(0.7)	2.2	4.0	2.8
Net loss (gain) reclassified from AOCI to Net loss	2.2	(6.5)	(13.0)	(8.6)
Other comprehensive (loss) income, net of tax	(36.5)	15.2	(19.4)	23.7
Ending balance[3]	$(1.7)	$24.8	$(1.7)	$24.8

Foreign Currency Translation:
Beginning balance	$—	$(0.1)	$—	$—
Other comprehensive income (loss), net of tax	—	—	—	(0.1)
Ending balance	$—	$(0.1)	$—	$(0.1)

Total AOCI ending balance	$(21.3)	$6.3	$(21.3)	$6.3

1        Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other expense, net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.

2        Income tax amounts reclassified out of AOCI were included as a component of Income tax benefit.

3        As of June 30, 2022, we estimate a net mark-to-market loss before tax of $6.0 million in AOCI will be reclassified into Net loss upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Other Expense, Net

Other expense, net, consisted of the following (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$0.2	$—	$0.2	$0.1
Net periodic postretirement benefit cost	(1.5)	(1.2)	(2.9)	(1.8)
Unrealized (loss) gain on equity securities	(0.7)	0.1	(1.1)	—
Gain (loss) on extinguishment of debt	—	(35.9)	—	(35.9)
All other, net	(1.7)	0.4	(1.5)	0.6
Other expense, net	$(3.7)	$(36.6)	$(5.3)	$(37.0)

9. Income Tax Matters

The income tax benefit (provision) consisted of the following (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$4.8	$16.7	$2.0	$17.3
Foreign	(0.7)	(1.2)	(1.2)	(1.5)
Total	$4.1	$15.5	$0.8	$15.8

The income tax benefit (provision) for the quarters ended June 30, 2022 and June 30, 2021 was $4.1 million and $15.5 million, respectively, reflecting an effective tax rate of 23% and 41%, respectively. There was no material difference between the effective tax rate and the projected blended statutory rate for the quarter ended June 30, 2022.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2021 was primarily due to: (i) an increase of 22% related to non‑deductible compensation expense; (ii) an increase of 5% related to foreign withholding tax; (iii) an increase of 4% due to various permanent items not deductible for tax purposes; (iv) an increase of 1% related to the valuation allowance for certain state net operating losses; and (v) an increase of 1% for the recognition of excess tax benefits from stock-based compensation, partially offset by a decrease of 15% related to a Federal Research and Development Credit.

The income tax benefit (provision) for the six months ended June 30, 2022 and June 30, 2021 was $0.8 million and $15.8 million, respectively, reflecting an effective tax rate of 13% and 47%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2022 was primarily due to: (i) a decrease of 8% for the recognition of excess book benefits from stock-based compensation; (ii) a decrease of 5% related to a Federal Research and Development Credit; and (iii) a decrease of 1% related to the valuation allowance for certain state net operating losses, partially offset by: (i) an increase of 2% related to non-deductible compensation expense and (ii) an increase of 1% related to foreign withholding tax.

The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2021 was primarily due to: (i) an increase of 22% related to non-deductible compensation expense; (ii) an increase of 5% related to foreign withholding tax; (iii) an increase of 4% due to various permanent items not deductible for tax purposes; (iv) an increase of 3% related to the valuation allowance for certain state net operating losses; (v) an increase of 2% for a foreign tax rate difference; (vi) an increase of 2% for the recognition of excess tax benefits from stock-based compensation; and (vii) an increase of 2% for a change in state tax rate due to the Warrick acquisition, partially offset by a decrease of 15% related to a Federal Research and Development Credit.

Our gross unrecognized benefits relating to uncertain tax positions were $4.7 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively, of which, $4.7 million and $4.1 million would be recorded through our income tax provision and thus, impact the effective tax rate at June 30, 2022 and December 31, 2021, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

10. Net Loss Per Share

Basic net loss per share is computed by dividing distributed and undistributed net loss allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net loss per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2022 and June 30, 2021, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net loss per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13.8)	$(22.4)	$(5.7)	$(17.9)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,899	15,835	15,883	15,820
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	—	—	—	—
Diluted	15,899	15,835	15,883	15,820

Net loss per common share, Basic:	$(0.87)	$(1.42)	$(0.36)	$(1.13)
Net loss per common share, Diluted:	$(0.87)	$(1.42)	$(0.36)	$(1.13)

[1]

Quantities in the following discussion are denoted in whole shares. For the quarters ended June 30, 2022 and June 30, 2021 and the six months ended June 30, 2022 and June 30, 2021, approximately 157,000, 226,000, 161,000 and 214,000 shares, respectively, were excluded from the computation of net loss per share as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
	(In millions of dollars)
Interest paid	$23.1	$24.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$19.6	$5.7

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$2.1	$16.4
Cash paid for amounts included in the measurement of operating lease liabilities	$4.9	$3.5
Finance lease liabilities arising from obtaining finance lease assets	$0.3	$1.9

	As of June 30,
	2022	2021
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$235.2	$283.1
Restricted cash included in Other assets[1]	14.2	13.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$249.4	$296.9

1

We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time-to-time, such restricted funds could be returned to us or we could be required to pledge additional cash.

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Aero/HS products	$175.4	$133.9	$352.0	$245.6
Packaging	450.7	358.8	898.7	358.8
Automotive Extrusions	71.6	55.6	135.4	113.2
GE products	247.7	180.9	498.9	331.3
Other products	8.8	11.8	18.0	16.1
Total net sales	$954.2	$741.0	$1,903.0	$1,065.0

Timing of revenue recognition:
Products transferred at a point in time	$762.9	$605.7	$1,534.9	$805.9
Products transferred over time	191.3	135.3	368.1	259.1
Total net sales	$954.2	$741.0	$1,903.0	$1,065.0

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income taxes paid:
Domestic	$2.3	$1.1	$2.4	$1.2
Foreign	1.0	0.3	1.0	0.6
Total income taxes paid	$3.3	$1.4	$3.4	$1.8

13. Subsequent Events

Dividend Declaration. On July 14, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.5 million (including dividend equivalents) on or about August 15, 2022 to stockholders of record and the holders of certain restricted stock units at the close of business on July 25, 2022.

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

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net loss, see below in “Results of Operations - Selected Operational and Financial Information.” Reconciliations of certain forward-looking non-GAAP financial measures to comparable GAAP measures are not provided because certain items required for such reconciliations are outside of our control and/or cannot be reasonably predicted or provided without unreasonable effort.

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

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying price of primary and scrap, or recycled, aluminum, our main raw material, and alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as VAR, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of VAR to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, Automotive Extrusions and GE products that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, automotive or general engineering applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, automotive, high tech and general industrial applications. Our consolidated Net sales for the six months ended June 30, 2022 totaled $1.9 billion on 670.5 million pounds shipped from our facilities. We employed approximately 4,015 people at June 30, 2022.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers and metal service centers. As of June 30, 2022, approximately 73% of our shipments has been sold direct to manufacturers or tier one suppliers and approximately 27% has been sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Metal and Magnesium Supply Chain Issues

As we have previously discussed, Warrick has faced specific challenges with the September 2021 force majeure declaration of its primary magnesium supplier, US Magnesium, LLC (“US Mag”), which resulted in a significant reduction in deliveries while we were also being impacted by the operational challenges Alcoa Corporation was experiencing at its adjacent smelter, which supplies primary aluminum to Warrick. In June 2022, US Mag deliveries unexpectedly stopped while performance of the smelter also rapidly deteriorated, negatively impacting Warrick’s operating efficiency and financial performance. As a result of the abrupt and unexpected decline in magnesium supply, on July 7, 2022, we declared force majeure at our Warrick rolling mill due to the limited availability of magnesium utilized in the production of our aluminum beverage and food packaging products, reducing our ability to produce those products at the time. We are continuing to diversify our magnesium supply chain and qualify additional sources to replace all of the volume previously contracted by US Mag and preparing to operate independently of Alcoa Corporation’s smelter and power plant, which supplies power to Warrick. See our “Outlook” discussion below for additional details around anticipated production and delivery volumes resulting from these supply chain issues.

Highlights of the quarter ended June 30, 2022 include:

•	Strong demand for GE products and Packaging;
•	Continued recovery in demand for Aero/HS products;
•	Higher pricing largely mitigating inflationary and commodity costs;
•	Continued increase in inflationary cost remains challenging;
•	Incremental costs of approximately $17.0 million primarily related to metal and magnesium supply chain issues; and
•	Cash dividends and dividend equivalents of $0.77 per share or $12.6 million paid during the quarter ended June 30, 2022.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $954.2 million and $741.0 million for the quarters ended June 30, 2022 and June 30, 2021, respectively, reflecting a 1.5 million pound decrease in shipment volume and a $0.65/lb (30%) increase in average realized sales price per pound. The shipment volume decrease reflected: (i) a 6.1 million pound (3%) decrease in Packaging, reflecting metal flow issues and magnesium shortages that impacted our ability to ship product to customers and (ii) a 3.6 million pound (55%) decrease in Other products, partially offset by: (i) a 7.5 million pound (18%) increase in Aero/HS products, reflecting improved pricing, continuing improvement in underling commercial aerospace shipments and steady strength in defense and business jet related applications; (ii) a 0.4 million pound (2%) increase in Automotive Extrusions, which was relatively flat, reflecting the continuing impact of the ongoing semiconductor shortage and other supply chain disruptions in the automotive industry; and (iii) a 0.3 million pound (0.4%) increase in GE products reflecting continued strong demand for our products. The average realized sales price per pound reflected a $0.47/lb (37%) increase in average Hedged Cost of Alloyed Metal price per pound and an $0.18/lb (19%) increase in VAR per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. See the table in “Selected Operational and Financial Information” below for further details.

Net sales totaled $1,903.0 million and $1,065.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively, reflecting a 197.0 million pound (42%) increase in shipment volume and a $0.59/lb (26%) increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 168.6 million pound (91%) increase in Packaging reflecting a full six months of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021; (ii) a 16.9 million pound (22%) increase in Aero/HS products reflecting continued strength in demand for our defense related applications and improving demand for commercial aerospace as we continue to see the recovery in air travel and higher shipments of new aircraft from both major airframe producers; and (iii) a 16.7 million pound (11%) increase in GE products reflecting continued strong underlying demand for semiconductor plate and industrial and machine tools, partially offset by a 3.5 million pound (7%) decrease in Automotive Extrusions driven by the shortage of semiconductors that has impacted North American production levels. The average realized sales price per pound reflected a $0.51/lb (42%) increase in average Hedged Cost of Alloyed Metal price per pound and an $0.08/lb (8%) increase in VAR per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended June 30, 2022 totaled $898.4 million, or 94% of Net sales, compared to $673.3 million, or 91% of Net sales, for the quarter ended June 30, 2021. The increase of $225.1 million reflected: (i) a $154.9 million increase in Hedged Cost of Alloyed Metal and (ii) a $70.2 million increase in net manufacturing conversion and other costs. Of the

$154.9 million increase in Hedged Cost of Alloyed Metal, $156.9 million was due to higher hedged metal prices offset by $2.0 million due to lower shipment volume, as discussed above in “Net Sales.” The $70.2 million increase in net manufacturing conversion and other costs reflected: (i) a $28.8 million increase related to lower utilization of scrap, or recycled aluminum, and higher alloy input costs per unit of production, which includes the majority of the US Mag and Alcoa Corporation operational issues as discussed above in “Metal and Magnesium Supply Chain Issues”; (ii) a $24.3 million increase in manufacturing costs due to lower efficiencies and higher labor costs; (iii) $11.0 million of higher benefits and overhead costs; and (iv) a $5.8 million increase in energy costs. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the quarters ended June 30, 2022 and June 30, 2021.

Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2022 totaled $1,764.3 million, or 93% of Net sales, compared to $935.8 million, or 88% of Net sales, for the six months ended June 30, 2021. The increase of $828.5 million reflected: (i) a $581.0 million increase in Hedged Cost of Alloyed Metal and (ii) a $247.5 million increase in net manufacturing conversion and other costs. Of the $581.0 million increase in Hedged Cost of Alloyed Metal, $341.7 million was due to higher hedged metal prices and $239.3 million was due to higher shipment volume, as discussed above in “Net Sales.” The $247.5 million increase in net manufacturing conversion and other costs reflected: (i) a $139.7 million increase related to higher sales, primarily due to a full six months of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021; (ii) $59.3 million of additional overhead associated with the increase in Packaging related volume, as well as higher energy, freight and metal costs driven by inflation, transportation bottlenecks and supply chain inefficiencies; and (iii) $41.9 million of higher benefits and overhead costs. Principal factors contributing to our inflationary pressures include supply chain disruptions, labor shortages and geopolitical factors. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for the six months ended June 30, 2022 and June 30, 2021.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $27.5 million and $30.9 million for the quarters ended June 30, 2022 and June 30, 2021, respectively, and $57.7 million and $62.7 million for six months ended June 30, 2022 and June 30, 2021, respectively. The decrease during the quarter ended June 30, 2022 was primarily due to a $3.5 million decrease in legal, consulting and outsourced services expense primarily related to the winding down of services in conjunction with the Warrick acquisition. The decrease for the six months ended June 30, 2022 compared with June 30, 2021 was due primarily to an $11.7 million decrease in legal, consulting and outsourced services expense primarily related to the winding down of services in conjunction with the Warrick acquisition, partially offset by: (i) a $4.1 million increase due to the addition of Warrick operations and (ii) a $3.0 million increase in salaries and benefits.

Restructuring Cost (Benefit). Restructuring cost (benefit) was a benefit of $0.1 million and $0.8 million for the quarter and six months ended June 30, 2021, respectively, due to cost estimate revisions. We fulfilled all remaining obligations under this restructuring plan as of December 31, 2021.

Other operating charges, net. Other operating charges, net, of $3.2 million for the quarter and six months ended June 30, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details.

Interest Expense. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and six months ended June 30, 2022 and June 30, 2021 and interest expense capitalized as part of construction in progress.

Other Expense, Net. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for details.

Income Tax Benefit. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for disclosure regarding our income tax benefit.

Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this Report. Interim results are not necessarily indicative of those for a full year.

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13.8)	$(22.4)	$(5.7)	$(17.9)
Interest expense	12.2	12.4	24.4	24.7
Other expense, net	3.7	36.6	5.3	37.0
Income tax benefit	(4.1)	(15.5)	(0.8)	(15.8)
Depreciation and amortization	27.1	25.8	54.6	39.3
Non-run-rate items:
Restructuring cost (benefit)	—	(0.1)	—	(0.8)
Adjustments to plant-level LIFO[1]	9.9	14.1	12.6	11.2
Mark-to-market loss on derivative instruments[2]	2.9	0.4	1.9	0.1
Non-cash asset impairment charge	3.2	—	3.2	—
Environmental expenses[3]	0.1	—	0.1	—
Acquisition (credits) costs[4]	(0.1)	7.4	0.5	18.4
Total non-run-rate items	16.0	21.8	18.3	28.9
Adjusted EBITDA	$41.1	$58.7	$96.1	$96.2

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

[2]

Mark-to-market loss on derivative instruments represented: (i) for 2022 and 2021, the loss on non-designated commodity hedges and (ii) for 2021, the reversal of mark-to-market (gain) loss on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and settled in the periods presented above. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.

[3]

Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

[4]

Acquisition (credits) costs are non-run-rate acquisition-related transaction items, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended June 30, 2022 was $17.6 million lower than Adjusted EBITDA for the quarter ended June 30, 2021. Adjusted EBITDA for the quarter ended June 30, 2022 was impacted by approximately $14.0 million of incremental cost related to supply chain issues in connection with the operational challenges Alcoa Corporation was experiencing at its adjacent smelter, which supplies primary aluminum to Warrick, and US Mag supply chain disruptions as discussed above in “Metal and Magnesium Supply Chain Issues.” In addition, the current quarter was impacted by higher major maintenance, manufacturing, energy and employee related cost, which were partially offset by improved pricing and commodity and freight surcharges as discussed above in “Consolidated Results of Operations.”

Adjusted EBITDA for the six months ended June 30, 2022 was $0.1 million lower than Adjusted EBITDA for the six months ended June 30, 2021. Adjusted EBITDA for the six months ended June 30, 2022 reflected the full six months of our packaging operations which were offset by: (i) approximately $20.0 million of incremental cost, primarily driven by the metal and magnesium supply chain issues and (ii) $6.0 million of higher than normal international freight cost at our Trentwood facility. In addition, we had inflation driven higher energy, manufacturing and employee related cost that were not fully recovered through pricing increases.

The following table provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Aero/HS Products:
Shipments (mmlbs)	48.3		40.8		93.8		76.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$175.4	$3.63	$133.9	$3.28	$352.0	$3.75	$245.6	$3.19
Less: Hedged Cost of Alloyed Metal	(78.7)	(1.63)	(53.8)	(1.32)	(160.0)	(1.70)	(94.7)	(1.23)
VAR	$96.7	$2.00	$80.1	$1.96	$192.0	$2.05	$150.9	$1.96

Packaging:
Shipments (mmlbs)	179.8		185.9		354.5		185.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$450.7	$2.51	$358.8	$1.93	$898.7	$2.54	$358.8	$1.93
Less: Hedged Cost of Alloyed Metal	(297.0)	(1.66)	(226.9)	(1.22)	(598.8)	(1.69)	(226.9)	(1.22)
VAR	$153.7	$0.85	$131.9	$0.71	$299.9	$0.85	$131.9	$0.71

Automotive Extrusions:
Shipments (mmlbs)	24.0		23.6		47.3		50.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$71.6	$2.98	$55.6	$2.36	$135.4	$2.86	$113.2	$2.23
Less: Hedged Cost of Alloyed Metal	(45.3)	(1.88)	(30.8)	(1.31)	(85.5)	(1.81)	(60.7)	(1.20)
VAR	$26.3	$1.10	$24.8	$1.05	$49.9	$1.05	$52.5	$1.03

GE Products:
Shipments (mmlbs)	80.0		79.7		167.6		150.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$247.7	$3.10	$180.9	$2.27	$498.9	$2.98	$331.3	$2.20
Less: Hedged Cost of Alloyed Metal	(151.5)	(1.90)	(103.7)	(1.30)	(300.6)	(1.80)	(182.6)	(1.21)
VAR	$96.2	$1.20	$77.2	$0.97	$198.3	$1.18	$148.7	$0.99

Other Products:
Shipments (mmlbs)	3.0		6.6		7.3		9.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$8.8	$2.93	$11.8	$1.79	$18.0	$2.47	$16.1	$1.79
Less: Hedged Cost of Alloyed Metal	(5.4)	(1.80)	(7.9)	(1.20)	(11.4)	(1.57)	(10.5)	(1.17)
VAR	$3.4	$1.13	$3.9	$0.59	$6.6	$0.90	$5.6	$0.62

Total:
Shipments (mmlbs)	335.1		336.6		670.5		473.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$954.2	$2.85	$741.0	$2.20	$1,903.0	$2.84	$1,065.0	$2.25
Less: Hedged Cost of Alloyed Metal	(577.9)	(1.73)	(423.1)	(1.26)	(1,156.3)	(1.73)	(575.4)	(1.22)
VAR	$376.3	$1.12	$317.9	$0.94	$746.7	$1.11	$489.6	$1.03

Outlook

Although our Warrick rolling mill’s supply chain issues remain challenging, we continue to aggressively address these issues as we transform Warrick into a highly efficient and independent operation, while executing on our strategic plans for further growth.

As discussed above in “Metal and Magnesium Supply Chain Issues,” we have adjusted our production levels at Warrick based on the amount of magnesium currently available and otherwise scheduled for delivery from suppliers other than US Mag and are working with our Warrick customers to minimize the impact of supply chain issues on planned deliveries. At the time of our July 7, 2022 press release announcing our declaration of force majeure, we noted that we anticipated Warrick’s production and deliveries to be reduced by 30% to 40% in the month of July 2022 and approximately 50% during the remainder of the third quarter ended September 30, 2022, in each case based on then contracted deliveries of magnesium and assuming no further deliveries from US Mag. Since that time, US Mag delivered additional magnesium and we continue to identify and qualify additional supplies and suppliers of magnesium. As such, subject to the successful completion of our qualification process, we believe shipments will be higher than the levels in our previous announcement, which will then allow us to return to full production sooner than previously anticipated.

Given the current environment and the supply chain issues we experienced during the first half of 2022, we will not achieve the Adjusted EBITDA margins (Adjusted EBITDA as a percentage of VAR) of 17% to 20% as we had previously anticipated. However, as we look forward and continue executing on our strategies and resolve these supply chain issues, our business is positioned to perform at these levels and above.

Notwithstanding these near-term challenges, longer-term, our strategy remains unchanged. We remain well positioned for continued long-term growth with a diversified portfolio and strong secular growth trends in each of our served end markets. The fundamentals of our Aero/HS products, Packaging, Automotive Extrusions and GE products end markets are solid and as we continue to execute on our strategic initiatives we will continue to deliver long-term value to all of our stakeholders.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of June 30, 2022	As of December 31, 2021
Available cash and cash equivalents	$235.2	$303.2
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	551.4	367.3
Total liquidity	$786.6	$670.5

[1]

In April 2022, we executed Amendment No. 3 to our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (as amended, the “Revolving Credit Facility”) to: (i) increase the commitment to $575.0 million; (ii) extend the maturity date; (iii) update our borrowing base; and (iv) update relevant benchmark provisions to reference the Secured Overnight Financing Rate (“SOFR”). See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details. Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of June 30, 2022 and December 31, 2021 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents primarily consist of money market funds, which are highly liquid.

See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2022.

There were no borrowings under our Revolving Credit Facility as of both June 30, 2022 and December 31, 2021. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Six Months Ended June 30,
	2022	2021
Total cash provided by (used in):
Operating activities	$7.0	$4.9
Investing activities	$(44.8)	$(635.9)
Financing activities	$(29.8)	$133.6

Cash provided by operating activities for the six months ended June 30, 2022 reflected results of business activity described above within “Consolidated Results of Operations,” as well as the following working capital changes: (i) an increase in inventory of $64.0 million due primarily to higher inventory pounds to satisfy increased demand, longer lead times, the planned multi-week outage at our Trentwood facility to refurbish our heavy gauge stretcher, as well as a higher per pound inventory cost; (ii) an increase in accounts payable of $61.8 million, the majority of which was driven by an increase in inventory as noted above; and (iii) an increase in contract assets of $30.7 million due primarily to the timing and mix of sales and an increase in metal price.

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

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and June 30, 2021.

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

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. During the six months ended June 30, 2022 and as of July 21, 2022, there were no borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our Revolving Credit Facility, as well as Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details regarding Amendment No. 3 of our Revolving Credit Facility, which we executed in April 2022.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2022 constituted approximately 51% of our net sales. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital investments will be funded using cash generated from operations, available cash and cash equivalents, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time-to-time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2022 and June 30, 2021, and declared subsequent to June 30, 2022.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended June 30, 2022 and June 30, 2021; (ii) the amount authorized and available for future repurchases of common stock under our stock repurchase program; and (iii) minimum statutory tax withholding obligations arising during the quarters ended June 30, 2022 and June 30, 2021 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the six months ended June 30, 2022, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

Commitment fees on our Revolving Credit Facility increased due to the incremental $200.0 million of borrowing capacity associated with Amendment No. 3 of our Revolving Credit Facility. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

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

There have been no material changes in our critical accounting estimates and policies since December 31, 2021.

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

Aluminum

During the six months ended June 30, 2022 and June 30, 2021, settlements of derivative contracts covering 137.0 million pounds and 57.5 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At June 30, 2022, we had derivative contracts with respect to approximately 87.5 million pounds and 16.2 million pounds to hedge sales to be made in the remainder of 2022 and 2023, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10 per pound decrease in the London Metal Exchange (“LME”) market price of aluminum as of June 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $10.4 million and $8.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05 per pound decrease in the Midwest premium for aluminum as of June 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $3.1 million and $4.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time‑to‑time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of June 30, 2022, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10 per pound decrease in the market price of Alloying Metals as of June 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.3 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time-to-time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices.

We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.3 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of June 30, 2022 and December 31, 2021 would have resulted in an unrealized mark‑to‑market loss of $0.6 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of June 30, 2022, we hedged certain lease transactions and equipment purchases denominated in euros using forward swap contracts with settlement dates through February 2024. We estimate that a 10% decrease in the June 30, 2022 exchange rate of euros to U.S. dollars would have resulted in a $0.1 million unrealized mark-to-market loss with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Kaiser Aluminum Corporation. We are in the process of incorporating Warrick’s operations into our internal control over financial reporting and intend to complete this for inclusion in our annual report on internal control over financial reporting as of December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2022:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2022 - April 30, 2022	78	$94.72	—	$—	$93.1
May 1, 2022 - May 31, 2022	77	102.08	—	—	93.1
June 1, 2022 - June 30, 2022	—	—	—	—	93.1
Total	155	$98.38	—	$—	n/a

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

[2]

In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At June 30, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about restrictions on dividend payments contained in our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto and in the indenture for our unsecured senior notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
10.1	Amendment No. 3 to Credit Agreement and Loan Documents, dated as of April 7, 2022, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		8-K	001-09447	10.1	April 12, 2022

10.2	Description of Compensation of Directors.	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: July 27, 2022