Form 10-Q
period 2022-09-30
KAISER ALUMINUM CORP
filed 2022-10-25
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 19, 2022, there were 15,940,625 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2022	As of December 31, 2021
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$129.3	$303.2
Receivables:
Trade receivables, net	311.5	332.7
Other	56.9	53.0
Contract assets	51.0	63.2
Inventories	538.1	404.6
Prepaid expenses and other current assets	40.9	48.7
Total current assets	1,127.7	1,205.4
Property, plant and equipment, net	989.6	955.2
Operating lease assets	41.4	46.2
Deferred tax assets, net	6.6	3.4
Intangible assets, net	56.7	67.7
Goodwill	39.3	39.3
Other assets	112.3	105.2
Total	$2,373.6	$2,422.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337.3	$351.4
Accrued salaries, wages and related expenses	42.4	46.9
Other accrued liabilities	88.5	58.4
Total current liabilities	468.2	456.7
Long-term portion of operating lease liabilities	37.3	40.8
Pension and other postretirement benefits	91.8	92.5
Net liabilities of Salaried VEBA	19.8	20.6
Deferred tax liabilities	4.7	10.5
Long-term liabilities	72.2	72.5
Long-term debt	1,037.6	1,036.3
Total liabilities	1,731.6	1,729.9
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2022 and December 31, 2021; no shares were issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2022 and December 31, 2021; 22,775,866 shares issued and 15,940,580 shares outstanding at September 30, 2022; 22,700,404 shares issued and 15,865,118 shares outstanding at December 31, 2021	0.2	0.2
Additional paid in capital	1,087.2	1,078.9
Retained earnings	52.2	93.0
Treasury stock, at cost, 6,835,286 shares at both September 30, 2022 and December 31, 2021	(475.9)	(475.9)
Accumulated other comprehensive loss	(21.7)	(3.7)
Total stockholders’ equity	642.0	692.5
Total	$2,373.6	$2,422.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions of dollars, except share and per share amounts)
Net sales	$748.9	$750.6	$2,651.9	$1,815.6
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	694.9	677.8	2,459.2	1,613.6
Depreciation and amortization	25.8	24.9	80.4	64.2
Selling, general, administrative, research and development	25.2	28.1	82.9	90.8
Restructuring costs (benefit)	—	—	—	(0.8)
Other operating charges, net	—	—	3.2	—
Total costs and expenses	745.9	730.8	2,625.7	1,767.8
Operating income	3.0	19.8	26.2	47.8
Other expense:
Interest expense	(12.1)	(12.5)	(36.5)	(37.2)
Other income (expense), net – Note 8	12.7	(1.2)	7.4	(38.2)
Income (loss) before income taxes	3.6	6.1	(2.9)	(27.6)
Income tax (provision) benefit	(1.1)	(8.4)	(0.3)	7.4
Net income (loss)	$2.5	$(2.3)	$(3.2)	$(20.2)
Net income (loss) per common share:
Basic	$0.16	$(0.14)	$(0.20)	$(1.28)
Diluted	$0.16	$(0.14)	$(0.20)	$(1.28)
Weighted-average number of common shares outstanding (in thousands):
Basic	15,926	15,852	15,897	15,831
Diluted	16,029	15,852	15,897	15,831

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions of dollars)		(In millions of dollars)
Net income (loss)	$2.5	$(2.3)	$(3.2)	$(20.2)
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit pension plans and Salaried VEBA	1.0	0.8	2.8	2.2
Cash flow hedges	(1.4)	10.0	(20.8)	33.7
Foreign currency translation	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax	(0.4)	10.8	(18.0)	35.8
Comprehensive income (loss)	$2.1	$8.5	$(21.2)	$15.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2022

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net income	—	—	—	8.1	—	—	8.1
Other comprehensive income, net of tax	—	—	—	—	—	18.0	18.0
Common shares issued (including impacts from Long-Term Incentive programs)	58,641	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(19,643)	—	(1.9)	—	—	—	(1.9)
Cash dividends declared[2]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2022	15,904,116	$0.2	$1,081.0	$88.6	$(475.9)	$14.3	$708.2
Net loss	—	—	—	(13.8)	—	—	(13.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(35.6)	(35.6)
Common shares issued (including impacts from Long-Term Incentive programs)	18,101	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(155)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.2	—	—	—	3.2
BALANCE, June 30, 2022	15,922,062	$0.2	$1,084.8	$62.2	$(475.9)	$(21.3)	$650.0
Net income	—	—	—	2.5	—	—	2.5
Other comprehensive loss, net of tax	—	—	—	—	—	(0.4)	(0.4)
Common shares issued (including impacts from Long-Term Incentive programs)	30,476	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(11,958)	—	(0.9)	—	—	—	(0.9)
Cash dividends declared[2]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	3.3	—	—	—	3.3
BALANCE, September 30, 2022	15,940,580	$0.2	$1,087.2	$52.2	$(475.9)	$(21.7)	$642.0

1
At September 30, 2022, 614,311 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
2
Dividends declared per common share were $0.77 for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2021

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net income	—	—	—	4.5	—	—	4.5
Other comprehensive income, net of tax	—	—	—	—	—	9.1	9.1
Common shares issued (including impacts from Long-Term Incentive programs)	56,394	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(20,625)	—	(2.4)	—	—	—	(2.4)
Cash dividends declared[1]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.1	—	—	—	3.1
BALANCE, March 31, 2021	15,847,938	$0.2	$1,069.3	$151.0	$(475.9)	$(9.6)	$735.0
Net loss	—	—	—	(22.4)	—	—	(22.4)
Other comprehensive income, net of tax	—	—	—	—	—	15.9	15.9
Common shares issued (including impacts from Long-Term Incentive programs)	12,291	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(409)	—	—	—	—	—	—
Cash dividends declared[1]	—	—	—	(11.7)	—	—	(11.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2021	15,859,820	$0.2	$1,073.2	$116.9	$(475.9)	$6.3	$720.7
Net loss	—	—	—	(2.3)	—	—	(2.3)
Other comprehensive income, net of tax	—	—	—	—	—	10.8	10.8
Common shares issued (including impacts from Long-Term Incentive programs)	3,431	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(579)	—	(0.1)	—	—	—	(0.1)
Cash dividends declared[1]	—	—	—	(11.6)	—	—	(11.6)
Amortization of unearned equity compensation	—	—	3.5	—	—	—	3.5
BALANCE, September 30, 2021	15,862,672	$0.2	$1,076.6	$103.0	$(475.9)	$17.1	$721.0

1
Dividends declared per common share were $0.72 for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(In millions of dollars)
Cash flows from operating activities[1]:
Net loss	$(3.2)	$(20.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	72.5	58.0
Amortization of definite-lived intangible assets	7.9	6.2
Amortization of debt premium and debt issuance costs	1.6	1.6
Deferred income taxes	(3.5)	(9.9)
Non-cash equity compensation	11.1	10.5
Non-cash asset impairment charge	3.2	—
Loss on extinguishment of debt	—	35.9
(Gain) loss on disposition of property, plant and equipment	(6.3)	0.1
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	17.3	(110.7)
Contract assets	12.2	(4.1)
Inventories	(133.5)	(52.5)
Prepaid expenses and other current assets	(4.3)	(3.9)
Accounts payable	(40.6)	105.8
Accrued liabilities	8.3	17.8
Annual variable cash contributions to Salaried VEBA	—	(1.7)
Long-term assets and liabilities, net	(1.3)	0.4
Net cash (used in) provided by operating activities	(58.6)	33.3
Cash flows from investing activities[1]:
Capital expenditures	(82.4)	(29.9)
Cash payment for acquisition of the Warrick rolling mill, net of cash received	—	(609.2)
Purchase of equity securities	(0.3)	(0.4)
Proceeds from disposition of property, plant and equipment	11.0	—
Net cash used in investing activities	(71.7)	(639.5)
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 6.50% Senior Notes	—	(380.9)
Issuance of 4.50% Senior Notes	—	550.0
Cash paid for debt issuance costs	(1.8)	(8.6)
Repayment of finance lease	(1.0)	(1.6)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	(2.5)
Cash dividends and dividend equivalents paid	(37.6)	(35.0)
Net cash (used in) provided by financing activities	(43.2)	121.4
Net decrease in cash, cash equivalents and restricted cash during the period	(173.5)	(484.8)
Cash, cash equivalents and restricted cash at beginning of period	317.0	794.3
Cash, cash equivalents and restricted cash at end of period	$143.5	$309.5

1
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

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During the quarters ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021, we sold trade accounts receivable totaling $359.2 million, $390.2 million, $1,248.6 million and $706.2 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.2 million, $2.1 million, $15.4 million and $4.0 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income (expense), net. As of September 30, 2022, we had been and/or expected to be fully reimbursed by our customers for the majority of these discount fees.

Government Grants. From time-to-time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for expenses already incurred or for immediate financial support with no future related costs are recognized as income in the period in which it is receivable. The following table presents the total government assistance recognized during the nine months ended September 30, 2022 (in millions of dollars):

Grantor	Grant	Amount	Duration	Classification
Tennessee Department of Economic and Community Development	TN Fast Track	$1.1	2021 - 2028	Property, plant and equipment, net
Tennessee Department of Economic and Community Development	TN Fast Track	0.2	2021 - 2028	Selling, general, administrative, research and development
Tennessee Valley Authority	Performance	0.3	2021 - 2026	Property, plant and equipment, net
Indiana Economic Development Corporation	IN EDGE Tax Credit	1.6	2021 - 2030	Cost of products sold, excluding depreciation and amortization and other items
Total		$3.2

To be eligible to receive and keep the full amount of the TN Fast Track and Performance grants, we must achieve: (i) minimum cumulative expenditures towards developmental and/or capital expenditures; (ii) a minimum number of new full-time employees; and

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(iii) a minimum average annual wage, all within seven years of our execution of the grant agreement. To be eligible to receive and keep the full amount of the IN EDGE Tax Credit, we must achieve: (i) minimum cumulative expenditures towards capital expenditures and (ii) a minimum number of full-time employees.

Favorable Commodity Contract Intangible Asset Impairment. During the quarter ended June 30, 2022, we impaired the remaining book value of our favorable commodity contract intangible asset as the supplier associated with the intangible asset ceased all deliveries of magnesium to us and provided no indication of when or if deliveries would resume over the remaining six months of the contract. The impairment charge of $3.1 million was included within Other operating charges, net, in our Statements of Consolidated Income (Loss).

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of September 30, 2022	As of December 31, 2021
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$312.1	$333.5
Allowance for doubtful receivables	(0.6)	(0.8)
Trade receivables, net	$311.5	$332.7

Inventories[1]
Finished products	$88.1	$90.3
Work-in-process	229.6	162.2
Raw materials	208.6	143.0
Operating supplies	11.8	9.1
Total	$538.1	$404.6

Property, Plant and Equipment, Net
Land and improvements	$28.4	$26.0
Buildings and leasehold improvements	184.2	179.0
Machinery and equipment	1,190.6	1,151.5
Construction in progress[2]	136.6	75.3
Property, plant and equipment, gross	1,539.8	1,431.8
Accumulated depreciation and amortization	(550.4)	(480.4)
Assets held for sale	0.2	3.8
Property, plant and equipment, net	$989.6	$955.2

Other Accrued Liabilities
Uncleared cash disbursements	$19.8	$10.9
Accrued income taxes and other taxes payable	11.0	9.5
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 6	1.8	2.6
Short-term operating lease liabilities	9.3	9.0
Other – Note 4	36.3	16.5
Total	$88.5	$58.4

Long-Term Liabilities
Workers' compensation accrual	$31.5	$31.9
Long-term environmental accrual – Note 6	13.1	14.2
Other long-term liabilities	27.6	26.4
Total	$72.2	$72.5

1
At September 30, 2022 and December 31, 2021, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $119.3 million and $137.1 million, respectively.
2
Based on market conditions, we temporarily idled projects within Construction in progress totaling $19.2 million and $24.9 million as of September 30, 2022 and December 31, 2021, respectively, all of which are expected to resume at a future date.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2022 and December 31, 2021 was $9.6 million and $10.5 million, respectively. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Other income (expense), net (see Note 8). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans (“STI Plans”)

As of September 30, 2022, we had a liability of $4.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the nine month performance period of our 2022 STI Plan.

Postretirement Benefit Plans

The following table presents the total expense (benefit) related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Defined contribution plans[1]	$3.9	$3.4	$13.6	$10.4
Deferred compensation plan[2]	(0.1)	0.2	(0.9)	0.6
Multiemployer pension plans[1]	1.3	1.3	3.9	3.7
Salaried VEBA[2]	0.9	0.6	2.8	1.7
Pension plans[3]	1.3	1.4	4.0	2.9
OPEB[3]	0.9	0.9	2.8	1.9
Total	$8.2	$7.8	$26.2	$21.2

1
Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization and other items (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).
2
The deferred compensation plan and the current service cost component of Net periodic postretirement benefit cost relating to the voluntary employees’ beneficiary association that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents (“Salaried VEBA”) are included within our Statements of Consolidated Income (Loss) in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income (expense), net, on our Statements of Consolidated Income (Loss).
3
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the healthcare and life insurance postretirement benefit plan (“OPEB”) are included within our Statements of Consolidated Income (Loss) in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB are included within Other income (expense), net, on our Statements of Consolidated Income (Loss).

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

The following table presents the components of Net periodic postretirement benefit cost (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$1.5	$1.4	$0.4	$0.3	$—	$—
Interest cost	0.1	0.1	0.5	0.6	0.5	0.4
Expected return on plan assets	(0.3)	(0.1)	—	—	(0.8)	(0.8)
Amortization of prior service cost[1]	—	—	—	—	1.2	0.9
Amortization of net actuarial loss	—	—	—	—	—	0.1
Total net periodic postretirement benefit cost	$1.3	$1.4	$0.9	$0.9	$0.9	$0.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	Pension Plans[2]		OPEB[2]		Salaried VEBA
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$4.3	$2.8	$1.2	$0.7	$—	$—
Interest cost	0.4	0.3	1.6	1.2	1.4	1.2
Expected return on plan assets	(0.7)	(0.3)	—	—	(2.3)	(2.4)
Amortization of prior service cost[1]	—	—	—	—	3.7	2.6
Amortization of net actuarial loss	—	0.1	—	—	—	0.3
Total net periodic postretirement benefit cost	$4.0	$2.9	$2.8	$1.9	$2.8	$1.7

1
We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
2
Net periodic benefit cost for the U.S. pension plan and the OPEB was not included in our Statements of Consolidated Income (Loss) until the March 31, 2021 acquisition date of our Warrick County, Indiana (“Warrick”) facility.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties, allocating our hedging positions among multiple counterparties to limit exposure to any single entity and using options as part of the hedging strategy. Our counterparties are major investment grade financial institutions or trading companies and our hedged transactions are governed by negotiated reciprocal credit lines, which generally require collateral to be posted above specified credit thresholds which may adjust up or down, depending on our liquidity. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $14.8 million and zero at September 30, 2022 and December 31, 2021, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had $1.1 million and zero cash collateral posted from our customers at September 30, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy and, from time-to-time, zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 7 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive (loss) income (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

Aluminum Hedges. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process) and to pass through aluminum price fluctuations to our customers. For some of our higher value added products sold on a spot basis, the pass through of aluminum price movements can sometimes lag by as much as several months, with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through aluminum price movements to customers on some of our higher value added products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create aluminum price risk for us. We use third-party hedging instruments to limit exposure to aluminum price risk related to the aluminum pass through lag on some of our products and firm-price customer sales contracts.

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

The following table summarizes the percentages as of September 30, 2022 of our expected variable priced purchases of metal alloys and energy for which we have executed derivative and/or physical delivery commitments to reduce price fluctuations for each of the following years:

	Remainder of 2022	2023	2024	2025	2026
Zinc	66%	3%	—	—	—
Copper	58%	—	—	—	—
Magnesium	100%	100%	40%	—	—
Silicon	100%	—	—	—	—
Natural Gas	49%	50%	47%	26%	21%
Electricity	71%	43%	—	—	—

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2022:

Aluminum	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2022 through December 2023	87.9
Fixed price sales contracts	October 2022 through December 2022	15.0
Midwest premium swap contracts[1]	October 2022 through December 2023	52.3

Alloying Metals	Maturity Period (month/year)	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2022 through November 2023	2.0

Natural Gas	Maturity Period (month/year)	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	October 2022 through December 2025	3,900,000

Electricity	Maturity Period (month/year)	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	October 2022 through December 2022	55,225

Euro	Maturity Period (month/year)	Notional Amount of Contracts (euro)
Fixed price forward contracts	December 2022 through February 2024	1,126,066

1
Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain)

The following table summarizes the amount of loss (gain) included on our Statements of Consolidated Income (Loss) associated with all derivative contracts (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,		Statements of Consolidated
	2022	2021	2022	2021	Income (Loss) Classification
Total of income and expense line items presented in our Statements of Consolidated Income (Loss) in which the effects of hedges are recorded:
Cash flow hedges	$694.9	$677.8	$2,459.2	$1,613.6	Cost of products sold

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges:
Aluminum	$14.2	$(13.3)	$1.4	$(24.3)	Cost of products sold
Alloying Metals	—	(0.2)	—	0.2	Cost of products sold
Natural gas	(2.3)	(0.6)	(5.1)	(0.7)	Cost of products sold
Electricity	(3.8)	(2.6)	(5.2)	(3.3)	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges	$8.1	$(16.7)	$(8.9)	$(28.1)

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$0.3	$(1.2)	$(0.8)	$(3.8)	Cost of products sold
Alloying Metals – Unrealized loss	—	1.9	1.9	2.0	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges	$0.3	$0.7	$1.1	$(1.8)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of September 30, 2022			As of December 31, 2021
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.6	$(15.5)	$(14.9)	$12.2	$(1.1)	$11.1
Fixed price sales contracts	1.7	—	1.7	—	—	—
Midwest premium swap contracts	1.4	(3.7)	(2.3)	5.5	(0.1)	5.4
Natural gas – Fixed price purchase contracts	9.1	—	9.1	3.0	(0.1)	2.9
Electricity – Fixed price purchase contracts	2.6	—	2.6	4.4	(0.6)	3.8
Foreign currency – Fixed price forward contracts	—	(0.1)	(0.1)	—	—	—
Total cash flow hedges	15.4	(19.3)	(3.9)	25.1	(1.9)	23.2

Non-Designated Hedges:
Alloying Metals – Fixed price purchase contracts	—	(0.5)	(0.5)	1.6	(0.1)	1.5
Total non-designated hedges	—	(0.5)	(0.5)	1.6	(0.1)	1.5

Total	$15.4	$(19.8)	$(4.4)	$26.7	$(2.0)	$24.7

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of September 30, 2022	As of December 31, 2021
Derivative assets:
Prepaid expenses and other current assets	$11.3	$25.0
Other assets	4.1	1.7
Total derivative assets	$15.4	$26.7
Derivative liabilities:
Other accrued liabilities	$(19.5)	$(1.9)
Long-term liabilities	(0.3)	(0.1)
Total derivative liabilities	$(19.8)	$(2.0)

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

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of September 30, 2022	As of December 31, 2021
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
6.50% Senior Notes[1]	April/May 2020	May 2025	6.8%	—	—
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(12.4)	(13.7)
Total carrying amount				$1,037.6	$1,036.3

1
In May 2021, we redeemed in full the remaining balance of our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other income (expense), net, on our Statements of Consolidated Income (Loss), which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million.

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of September 30, 2022	As of December 31, 2021
4.50% Senior Notes	$399.1	$542.6
4.625% Senior Notes	$410.4	$506.9

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

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2022 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$572.4
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(17.4)
Remaining borrowing availability	$555.0

Interest Expense

Interest expense relating to our Senior Notes and Revolving Credit Facility was as follows (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4	$37.2	$36.6
Revolving Credit Facility commitment fees and finance cost amortization	0.6	0.3	1.6	1.2
Interest expense capitalized as construction in progress	(0.9)	(0.2)	(2.3)	(0.6)
Total interest expense	$12.1	$12.5	$36.5	$37.2

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

6. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 4 and Note 5).

Environmental Contingencies. We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals. See below for our discussion of the status of these environmental contingencies. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing requirements, existing technology and our assessment of the likely remediation actions to be taken.

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending March 31, 2023. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 14 to 20 months.

At September 30, 2022, our environmental accrual of $14.9 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Warrick Rolling Mill CARO Liability. During the quarter ended March 31, 2022, we identified conditional asset retirement obligations (“CAROs”) related to the future removal and disposal of asbestos that is contained within the Warrick rolling mill facility. We believe that the asbestos is appropriately contained in accordance with current environmental regulations. If the facility were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. We are required to record the fair value of CAROs if they can be

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

reasonably estimated. As of September 30, 2022, our liability related to these CAROs was $2.3 million and was included within Long‑term liabilities on our Consolidated Balance Sheets.

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

7. Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Defined Benefit Pension Plans and Salaried VEBA:
Beginning balance	$(19.6)	$(18.4)	$(21.4)	$(19.8)
Amortization of net actuarial loss[1]	—	0.1	—	0.3
Amortization of prior service cost[1]	1.2	0.9	3.7	2.6
Less: income tax expense[2]	(0.2)	(0.2)	(0.9)	(0.7)
Other comprehensive income, net of tax	1.0	0.8	2.8	2.2
Ending balance	$(18.6)	$(17.6)	$(18.6)	$(17.6)

Cash Flow Hedges:
Beginning balance	$(1.7)	$24.8	$17.7	$1.1
Unrealized (loss) gain on cash flow hedges	(9.8)	29.8	(18.2)	72.1
Less: income tax benefit (expense)	2.2	(7.0)	4.2	(17.0)
Net unrealized (loss) gain on cash flow hedges	(7.6)	22.8	(14.0)	55.1
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	8.1	(16.7)	(8.9)	(28.1)
Less: income tax (expense) benefit[2]	(1.9)	3.9	2.1	6.7
Net loss (gain) reclassified from AOCI to Net income (loss)	6.2	(12.8)	(6.8)	(21.4)
Other comprehensive (loss) income, net of tax	(1.4)	10.0	(20.8)	33.7
Ending balance[3]	$(3.1)	$34.8	$(3.1)	$34.8

Foreign Currency Translation:
Beginning balance	$—	$(0.1)	$—	$—
Other comprehensive income (loss), net of tax	—	—	—	(0.1)
Ending balance	$—	$(0.1)	$—	$(0.1)

Total AOCI ending balance	$(21.7)	$17.1	$(21.7)	$17.1

1
Amounts amortized out of AOCI relating to Salaried VEBA adjustments were included within Other income (expense), net, as a component of Net periodic postretirement benefit cost relating to Salaried VEBA.
2
Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.
3
As of September 30, 2022, we estimate a net mark-to-market loss before tax of $7.6 million in AOCI will be reclassified into Net income (loss) upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$0.4	$0.1	$0.6	$0.2
Net periodic postretirement benefit cost	(1.4)	(1.2)	(4.3)	(3.0)
Unrealized (loss) gain on equity securities	(0.3)	—	(1.4)	—
Gain (loss) on extinguishment of debt	—	—	—	(35.9)
Gain (loss) on disposition of property, plant and equipment	8.4	—	6.3	(0.1)
Post-acquisition funding received from Alcoa Corporation[1]	6.0	—	6.0	—
All other, net	(0.4)	(0.1)	0.2	0.6
Other income (expense), net	$12.7	$(1.2)	$7.4	$(38.2)

1
Reimbursement received for repairs and maintenance expenditures on certain machinery and equipment that we had purchased from Alcoa Corporation in connection with our March 31, 2021 acquisition of the Warrick rolling mill.

9. Income Tax Matters

The income tax (provision) benefit consisted of the following (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$(1.0)	$(8.8)	$0.9	$8.5
Foreign	(0.1)	0.4	(1.2)	(1.1)
Total	$(1.1)	$(8.4)	$(0.3)	$7.4

The income tax (provision) benefit for the quarters ended September 30, 2022 and September 30, 2021 was $(1.1) million and $(8.4) million, respectively, reflecting an effective tax rate of 33% and 137%, respectively. The difference between the effective tax rate and the blended statutory tax rate for the quarter ended September 30, 2022 was primarily due to an increase of 13% for a change in forecasted earnings and its impact on the annual effective tax rate, partially offset by a decrease of 5% for the recognition of excess book benefits from stock-based compensation.

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

The income tax (provision) benefit for the nine months ended September 30, 2022 and September 30, 2021 was $(0.3) million and $7.4 million, respectively, reflecting an effective tax rate of (14%) and 27%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2022 was primarily due to: (i) a decrease of 42% related to a Federal Research and Development Credit; (ii) a decrease of 11% for the recognition of excess book benefits from stock-based compensation; (iii) a decrease of 4% related to the valuation allowance for certain state net operating losses; and (iv) a decrease of 2% for related to unrecognized tax benefits, including interest and penalties, partially offset by an increase related to permanent items of 21%, including non-deductible compensation expense and foreign withholding tax.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $5.0 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively, of which, $5.0 million and $4.1 million would be recorded through our income tax provision and thus, impact the effective tax rate at September 30, 2022 and December 31, 2021, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income (loss) per share was calculated under the treasury stock method for the quarters and nine months ended September 30, 2022 and September 30, 2021, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$2.5	$(2.3)	$(3.2)	$(20.2)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,926	15,852	15,897	15,831
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	103	—	—	—
Diluted	16,029	15,852	15,897	15,831

Net income (loss) per common share, Basic:	$0.16	$(0.14)	$(0.20)	$(1.28)
Net income (loss) per common share, Diluted:	$0.16	$(0.14)	$(0.20)	$(1.28)

1
Quantities in the following discussion are denoted in whole shares. For the quarter ended September 30, 2022, approximately 36,000 shares were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter ended September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021, approximately 210,000, 141,000 and 198,000 shares, respectively, were excluded from the computation of net loss per share as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
	(In millions of dollars)
Interest paid	$34.2	$35.9
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$40.6	$10.1

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$2.7	$24.3
Cash paid for amounts included in the measurement of operating lease liabilities	$7.3	$5.7
Finance lease liabilities arising from obtaining finance lease assets	$0.4	$2.1

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As of September 30,
	2022	2021
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129.3	$295.7
Restricted cash included in Other assets[1]	14.2	13.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$143.5	$309.5

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Aero/HS products	$140.8	$142.0	$492.8	$387.6
Packaging	341.5	367.3	1,240.2	726.1
Automotive Extrusions	60.6	50.1	196.0	163.3
GE products	200.3	187.1	699.2	518.4
Other products	5.7	4.1	23.7	20.2
Total net sales	$748.9	$750.6	$2,651.9	$1,815.6

Timing of revenue recognition:
Products transferred at a point in time	$630.2	$613.6	$2,165.1	$1,419.5
Products transferred over time	118.7	137.0	486.8	396.1
Total net sales	$748.9	$750.6	$2,651.9	$1,815.6

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income taxes paid:
Domestic	$0.3	$—	$2.7	$1.2
Foreign	1.6	0.2	2.6	0.8
Total income taxes paid	$1.9	$0.2	$5.3	$2.0

13. Subsequent Events

Dividend Declaration. On October 13, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.5 million (including dividend equivalents) on or about November 15, 2022 to stockholders of record and the holders of certain restricted stock units at the close of business on October 25, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, including the most recent disruptions resulting from the supply demand imbalances in the magnesium and silicon markets, and other conditions that impact demand drivers in the aerospace/high strength, packaging, general engineering, automotive and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; and (ix) the successful integration of acquired operations and technologies continue to drive innovative solutions and further advance our capabilities. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

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

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net income (loss), see below in “Results of Operations - Selected Operational and Financial Information.” Reconciliations of certain forward-looking non-GAAP financial measures to comparable GAAP measures are not provided because certain items required for such reconciliations are outside of our control and/or cannot be reasonably predicted or provided without unreasonable effort.

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

Business Overview

We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: (i) aerospace and high strength (“Aero/HS products”); (ii) aluminum beverage and food packaging (“Packaging”); (iii) general engineering (“GE products”); (iv) automotive (“Automotive Extrusions”); and (v) other industrial (“Other products”). Our fabricated aluminum mill products include flat-rolled (plate, sheet and coil), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, GE products and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech, general industrial and automotive applications. Our consolidated Net sales for the nine months ended September 30, 2022 totaled $2.7 billion on 952.4 million pounds shipped from our facilities. We employed approximately 4,000 people at September 30, 2022.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers and metal service centers. Approximately 72% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 28% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Molten Metal and Magnesium Supply Chain Issues

As we have previously discussed, Warrick has faced specific challenges with the September 2021 force majeure declaration of its primary magnesium supplier, US Magnesium, LLC (“US Mag”), which resulted in a significant reduction in deliveries while we were also being impacted by the operational challenges Alcoa Corporation was experiencing at its adjacent smelter, which supplies molten metal to Warrick. In June 2022, US Mag deliveries unexpectedly stopped while performance of the smelter also rapidly deteriorated, negatively impacting Warrick’s operating efficiency and financial performance. As a result of the abrupt and unexpected decline in magnesium supply, on July 7, 2022, we declared force majeure at Warrick due to the limited availability of magnesium utilized in the production of our beverage and food packaging products, reducing our ability to produce those products at the time.

After successfully securing and qualifying magnesium from additional sources, on September 6, 2022 we announced that we had lifted our force majeure declaration and have now sourced Warrick's magnesium requirements through 2023 and beyond. Our supply base is now well diversified and not reliant on any one single supplier or geographical region. In addition, the molten metal supply at Warrick has improved to an acceptable level and we have access to alternative sources of molten metal to further diversify our Warrick metal supply and mitigate the risk of any further smelter operational disruptions.

Highlights of the quarter ended September 30, 2022 include:

•
Force majeure lifted early September after successfully securing and qualifying additional magnesium sources;
•
Molten metal supply chain issues addressed and access to additional molten metal sources identified;
•
Completion of planned major outage, which included refurbishment of the large stretcher, at our Trentwood facility;
•
Strong demand for Packaging and general engineering plate;
•
Increasing demand for commercial aerospace while defense and business jet applications demand remained strong; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.5 million paid during the quarter ended September 30, 2022.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $748.9 million and $750.6 million for the quarters ended September 30, 2022 and September 30, 2021, respectively, reflecting a 33.3 million pound decrease in shipment volume and a $0.28/lb (12%) increase in average realized sales price per pound. The shipment volume decrease reflected: (i) a 26.1 million pound (15%) decrease in Packaging due to the operational issues discussed above in “Molten Metal and Magnesium Supply Chain Issues”; (ii) a 6.2 million pound (8%) decrease in GE products reflecting softness in demand for extruded rod and bar products shipped to service centers; (iii) a 4.1 million pound (10%) decrease in Aero/HS products reflecting the impact of the planned outage at our Trentwood facility; and (iv) a 1.4 million pound (34%) decrease in Other products, partially offset by a 4.5 million pound (23%) increase in Automotive Extrusions. The increase in average realized sales price per pound was primarily due to a $0.29/lb (30%) increase in VAR per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. For further details, see the table below in “Selected Operational and Financial Information.”

Net sales totaled $2,651.9 million and $1,815.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, reflecting a 163.7 million pound (21%) increase in shipment volume and a $0.48/lb (21%) increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 142.5 million pound (40%) increase in Packaging reflecting a full nine months of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021; (ii) a 12.8 million pound (11%) increase in Aero/HS products reflecting continued strength in demand for our business jet and defense related applications, and improving demand for commercial aerospace as we continue to see the recovery in air travel and higher shipments of new aircraft from both major airframe producers; (iii) a 10.5 million pound (5%) increase in GE products reflecting continued strong underlying demand for semiconductor plate and industrial and machine tools; and (iv) a 1.0 million pound (1%) increase in Automotive Extrusions, which was relatively flat over prior year, driven by the shortage of semiconductors and other supply chain issues that has impacted the North American automotive production levels. The increase in average realized sales price per pound reflected a $0.33/lb (26%) increase in average Hedged Cost of Alloyed Metal price per pound and a $0.15/lb (15%) increase in VAR per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. For further details, see the table below in “Selected Operational and Financial Information.”

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for the quarter ended September 30, 2022 totaled $694.9 million, or 93% of Net sales, compared to

$677.8 million, or 90% of Net sales, for the quarter ended September 30, 2021. The increase of $17.1 million reflected a $69.1 million increase in net manufacturing conversion and other costs, partially offset by a $52.0 million decrease in Hedged Cost of Alloyed Metal. Of the $52.0 million decrease in Hedged Cost of Alloyed Metal, $46.9 million was due to lower shipment volume and $5.1 million was due to lower hedged metal prices, see above in our “Net Sales” discussion for further details. The $69.1 million increase in net manufacturing conversion and other costs reflected: (i) a $34.9 million increase related to lower utilization of scrap, or recycled aluminum, and higher alloy input costs per unit of production, which includes the majority of the magnesium and molten metal supply chain issues as discussed above in “Molten Metal and Magnesium Supply Chain Issues”; (ii) a $26.7 million increase in manufacturing costs due to lower efficiencies and higher employee related costs; (iii) a $5.6 million increase in energy costs; and (iv) $1.0 million of higher benefits and overhead costs. For a further discussion of the comparative results of operations for the quarters ended September 30, 2022 and September 30, 2021, see below in “Selected Operational and Financial Information.”

Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2022 totaled $2,459.2 million, or 93% of Net sales, compared to $1,613.6 million, or 89% of Net sales, for the nine months ended September 30, 2021. The increase of $845.6 million reflected: (i) a $529.0 million increase in Hedged Cost of Alloyed Metal and (ii) a $316.6 million increase in net manufacturing conversion and other costs. Of the $529.0 million increase in Hedged Cost of Alloyed Metal, $317.1 million was due to higher hedged metal prices and $211.9 million was due to higher shipment volume, see above in our “Net Sales” discussion for further details. The $316.6 million increase in net manufacturing conversion and other costs reflected: (i) a $174.6 million increase related to higher sales, primarily due to a full nine months of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021; (ii) a $63.2 million increase in manufacturing costs due to lower efficiencies and higher employee related costs; (iii) $42.8 million of higher benefits and overhead costs; and (iv) $27.9 million of higher energy, freight and metal costs driven by inflation, transportation bottlenecks and supply chain inefficiencies. Principal factors contributing to our inflationary pressures include supply chain disruptions, labor shortages and geopolitical factors. For a further discussion of the comparative results of operations for the nine months ended September 30, 2022 and September 30, 2021, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $25.2 million and $28.1 million for the quarters ended September 30, 2022 and September 30, 2021, respectively, and $82.9 million and $90.8 million for nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease during the quarter ended September 30, 2022 was primarily due to a $3.2 million decrease in legal, consulting and outsourced services expense primarily related to the completion of Warrick integration activities. The decrease for the nine months ended September 30, 2022 compared with September 30, 2021 was due primarily to a $14.8 million decrease in legal, consulting and outsourced services expense primarily related to the completion of Warrick integration activities, partially offset by: (i) a $4.2 million increase due to the addition of Warrick operations and (ii) a $2.9 million increase in salaries and benefits.

Restructuring Cost (Benefit). Restructuring cost (benefit) was a benefit of $0.8 million for the nine months ended September 30, 2021 due to cost estimate revisions. We fulfilled all remaining obligations under this restructuring plan as of December 31, 2021.

Other Operating Charges, Net. Other operating charges, net, of $3.2 million for the nine months ended September 30, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details.

Interest Expense. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and nine months ended September 30, 2022 and September 30, 2021 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2.5	$(2.3)	$(3.2)	$(20.2)
Interest expense	12.1	12.5	36.5	37.2
Other (income) expense, net	(12.7)	1.2	(7.4)	38.2
Income tax provision (benefit)	1.1	8.4	0.3	(7.4)
Depreciation and amortization	25.8	24.9	80.4	64.2
Non-run-rate items:
Restructuring cost (benefit)	—	—	—	(0.8)
Adjustments to plant-level LIFO[1]	2.7	(0.3)	15.3	10.9
Mark-to-market loss on derivative instruments[2]	—	2.0	1.9	2.1
Non-cash asset impairment charge	—	—	3.2	—
Environmental expenses[3]	—	0.2	0.1	0.2
Acquisition (credits) costs[4]	(0.1)	3.8	0.4	22.2
Total non-run-rate items	2.6	5.7	20.9	34.6
Adjusted EBITDA	$31.4	$50.4	$127.5	$146.6

1
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
2
Mark-to-market loss on derivative instruments represented: (i) for 2022 and 2021, the loss on non-designated commodity hedges and (ii) for 2021, the reversal of mark-to-market loss on commodity hedges entered into prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and settled in the periods presented. Adjusted EBITDA reflects the realized gains and losses related to these derivatives upon settlement.
3
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
4
Acquisition (credits) costs are non-run-rate acquisition-related transaction items, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended September 30, 2022 was $19.0 million lower than Adjusted EBITDA for the quarter ended September 30, 2021. Adjusted EBITDA for the quarter ended September 30, 2022 was impacted by approximately $24.0 million of incremental cost related to supply chain issues in connection with molten metal and magnesium supplies, see above in “Molten Metal and Magnesium Supply Chain Issues,” manufacturing inefficiencies related to the Warrick magnesium related curtailment and the Trentwood planned outage. In addition, the current quarter was impacted by higher major maintenance, manufacturing, energy and employee related cost, which were partially offset by improved pricing and commodity and freight surcharges. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the nine months ended September 30, 2022 was $19.1 million lower than Adjusted EBITDA for the nine months ended September 30, 2021. Adjusted EBITDA for the nine months ended September 30, 2022 reflected the full nine months of our packaging operations, which were offset by approximately $54.0 million of incremental costs associated with magnesium and metal supply chain issues and higher transportation costs. In addition, we had inflation driven higher energy, manufacturing and employee related cost that were not fully recovered through pricing increases.

The following table provides our shipment and VAR information (in millions of dollars, except shipments and VAR per pound) by end market applications:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Aero/HS Products:
Shipments (mmlbs)	38.0		42.1		131.8		119.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$140.8	$3.71	$142.0	$3.37	$492.8	$3.74	$387.6	$3.26
Less: Hedged Cost of Alloyed Metal	(55.0)	(1.45)	(60.5)	(1.43)	(215.0)	(1.63)	(155.2)	(1.31)
VAR	$85.8	$2.26	$81.5	$1.94	$277.8	$2.11	$232.4	$1.95

Packaging:
Shipments (mmlbs)	147.5		173.6		502.0		359.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$341.5	$2.32	$367.3	$2.12	$1,240.2	$2.47	$726.1	$2.02
Less: Hedged Cost of Alloyed Metal	(194.4)	(1.32)	(241.3)	(1.39)	(793.2)	(1.58)	(468.2)	(1.30)
VAR	$147.1	$1.00	$126.0	$0.73	$447.0	$0.89	$257.9	$0.72

Automotive Extrusions:
Shipments (mmlbs)	24.1		19.6		71.4		70.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$60.6	$2.51	$50.1	$2.56	$196.0	$2.75	$163.3	$2.32
Less: Hedged Cost of Alloyed Metal	(34.3)	(1.42)	(29.0)	(1.48)	(119.8)	(1.68)	(89.7)	(1.27)
VAR	$26.3	$1.09	$21.1	$1.08	$76.2	$1.07	$73.6	$1.05

GE Products:
Shipments (mmlbs)	69.6		75.8		237.2		226.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$200.3	$2.88	$187.1	$2.47	$699.2	$2.95	$518.4	$2.29
Less: Hedged Cost of Alloyed Metal	(105.5)	(1.52)	(111.7)	(1.48)	(406.1)	(1.71)	(294.3)	(1.30)
VAR	$94.8	$1.36	$75.4	$0.99	$293.1	$1.24	$224.1	$0.99

Other Products:
Shipments (mmlbs)	2.7		4.1		10.0		13.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$5.7	$2.11	$4.1	$1.00	$23.7	$2.37	$20.2	$1.54
Less: Hedged Cost of Alloyed Metal	(4.0)	(1.48)	(2.7)	(0.66)	(15.4)	(1.54)	(13.2)	(1.01)
VAR	$1.7	$0.63	$1.4	$0.34	$8.3	$0.83	$7.0	$0.53

Total:
Shipments (mmlbs)	281.9		315.2		952.4		788.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$748.9	$2.66	$750.6	$2.38	$2,651.9	$2.78	$1,815.6	$2.30
Less: Hedged Cost of Alloyed Metal	(393.2)	(1.40)	(445.2)	(1.41)	(1,549.5)	(1.62)	(1,020.6)	(1.29)
VAR	$355.7	$1.26	$305.4	$0.97	$1,102.4	$1.16	$795.0	$1.01

Outlook

While our financial and operational performance for the past several quarters have been significantly impacted by the magnesium and molten metal supply chain issues at our Warrick rolling mill, we have successfully resolved these challenges and as we proceed through the remainder of the year, we are positioned to operate on a more normalized basis, albeit in a challenging environment. With these major supply chain challenges behind us, we anticipate our Adjusted EBITDA and Adjusted EBITDA margin (Adjusted EBITDA as a percentage of VAR) in the fourth quarter ended December 31, 2022 will be similar to the first half of 2022. We remain focused on continuing to address inflationary challenges through pricing and cost reduction initiatives. Although economic uncertainty persists, our end market outlook remains positive. Longer-term, our strategy remains unchanged and we are well positioned for continued long-term growth with a diversified portfolio. The fundamentals of our Aero/HS products, Packaging, GE products and Automotive Extrusions end markets continue to be solid and we look forward to continuing to execute on our strategic initiatives to deliver long-term value to all of our stakeholders.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of September 30, 2022	As of December 31, 2021
Available cash and cash equivalents	$129.3	$303.2
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	555.0	367.3
Total liquidity	$684.3	$670.5

1
In April 2022, we executed Amendment No. 3 to our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (as amended, the “Revolving Credit Facility”) to: (i) increase the commitment to $575.0 million; (ii) extend the maturity date; (iii) update our borrowing base; and (iv) update relevant benchmark provisions to reference the Secured Overnight Financing Rate (“SOFR”). See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details. Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of September 30, 2022 and December 31, 2021 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents primarily consist of money market funds, which are highly liquid.

See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2022.

There were no borrowings under our Revolving Credit Facility as of both September 30, 2022 and December 31, 2021. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021
Total cash (used in) provided by:
Operating activities	$(58.6)	$33.3
Investing activities	$(71.7)	$(639.5)
Financing activities	$(43.2)	$121.4

Cash used in operating activities for the nine months ended September 30, 2022 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in inventory of $133.5 million due primarily to higher inventory pounds at our Warrick facility as a result of the force majeure and to satisfy the planned outage at our Trentwood facility, as well as a higher per pound inventory cost and (ii) a decrease in accounts payable of $40.6 million and a decrease in trade receivables of $17.3 million, both of which were primarily due to a decrease in metal price.

Cash provided by operating activities for the nine months ended September 30, 2021 reflected results of business activity described above within “Consolidated Results of Operations,” as well as the following working capital changes: (i) an increase in trade and other receivables of $110.7 million, the majority of which was driven by Warrick receivables added during the nine months ended September 30, 2021 and the remainder of which was due to the timing and mix of sales and an increase in metal price; (ii) an increase in accounts payable of $105.8 million, the majority of which was driven by Warrick payables added during the nine months ended September 30, 2021 and the remainder of which was driven by the volume of metal purchases; and (iii) an increase in inventory of $52.5 million due primarily to higher inventory pounds to satisfy increased demand.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and September 30, 2021.

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

We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. During the nine months ended September 30, 2022 and as of October 19, 2022, there were no borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our Revolving Credit Facility, as well as Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for further details regarding Amendment No. 3 of our Revolving Credit Facility, which we executed in April 2022.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended September 30, 2022 constituted approximately 49% of our net sales. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2022 of approximately $165.0 million to $175.0 million, of which approximately 60% of total spending will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at Warrick and modest spending related to the Trentwood facility expansion project. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2022 and September 30, 2021, and declared subsequent to September 30, 2022.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At September 30, 2022, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended September 30, 2022 and September 30, 2021 and (ii) minimum statutory tax withholding obligations arising during the quarters ended September 30, 2022 and September 30, 2021 in connection with the vesting of non‑vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the nine months ended September 30, 2022, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

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

Aluminum

During the nine months ended September 30, 2022 and September 30, 2021, settlements of derivative contracts covering 209.8 million pounds and 122.7 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At September 30, 2022, we had derivative contracts with respect to approximately 48.2 million pounds and 24.7 million pounds to hedge sales to be made in the remainder of 2022 and 2023, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the London Metal Exchange (“LME”) market price of aluminum as of September 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.3 million and $8.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of September 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.6 million and $4.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time‑to‑time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of September 30, 2022, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of Alloying Metals as of September 30, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.2 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time-to-time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00/mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.9 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00/Mwh decrease in electricity prices as of September 30, 2022 and December 31, 2021 would have resulted in an unrealized mark‑to‑market loss of $0.3 million and $1.1 million, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of September 30, 2022, we hedged certain lease transactions and equipment purchases denominated in euros using forward swap contracts with settlement dates through February 2024. We estimate that a 10% decrease in the September 30, 2022 exchange rate of euros to U.S. dollars would have resulted in a $0.1 million unrealized mark-to-market loss with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Kaiser Aluminum Corporation. We are in the process of incorporating Warrick’s operations into our internal control over financial reporting and intend to complete this for inclusion in our annual report on internal control over financial reporting as of December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2022:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2022 - July 31, 2022	11,958	$74.85	—	$—	$93.1
August 1, 2022 - August 31, 2022	—	—	—	—	93.1
September 1, 2022 - September 30, 2022	—	—	—	—	93.1
Total	11,958	$74.85	—	$—	n/a

1
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
2
In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At September 30, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

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

Date: October 25, 2022