Form 10-K
period 2022-12-31
KAISER ALUMINUM CORP
filed 2023-02-24
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $1.2 billion.

As of February 20, 2023, there were 15,940,756 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, such as the most recent disruptions experienced with our molten metal and magnesium supply chain, and other conditions that impact demand drivers in the aerospace/high strength, aluminum beverage and food packaging, general engineering, automotive and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions, volatile commodity costs and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies; (x) stakeholder’s, including regulator’s, views regarding our environmental, social and governance (“ESG”) goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (xi) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Similarly, in the areas of extruded and drawn aluminum mill products, our focus is on Aero/HS products, GE products and Automotive Extrusions for demanding applications that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. We primarily serve North American demand for extruded and drawn aluminum mill products.

Our rolling mill in Spokane, Washington (“Trentwood”) produces heat treat plate and sheet for aerospace and general engineering end market applications and our Warrick facility produces bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, general engineering or automotive applications. Our facility located in Columbia, New Jersey focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech and general industrial and automotive applications. In 2022, our consolidated Net sales totaled $3,427.9 million on 1,254.2 million pounds shipped from our facilities.

We purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying index cost (see “Raw Materials” section below) of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher margin products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

We further strive to enhance our margins through the efficient use of scrap or recycled aluminum. As scrap aluminum is usually purchased at a discount to the index price of aluminum at which we sell at, we can generate additional margins by increasing our utilization of scrap. However, as scrap aluminum availability and the discount to the index price at which it is sold is subject to market dynamics, in periods of lower availability, we may experience adverse impacts to our results and favorable impacts when scrap is more readily available. Furthermore, due to manufacturing requirements, supply chain disruptions or rapid changes in market demands for our products, we may not be able to utilize scrap efficiently, thereby causing an adverse impact to our margins, which we refer to as an inventory imbalance.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies, including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, beverage and food packaging manufacturers and metal service centers. Approximately 73% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 27% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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

A key component of our business model is to maintain financial strength and flexibility through the business and economic cycles. We manage and monitor our financial strength through routine analysis of our liquidity position under scenarios of varying business and economic cycles. We also prioritize our capital allocation toward organic growth, such as efficiencies and quality in each of our end markets, while maintaining a strong balance sheet for inorganic opportunities and market growth potential and providing return to shareholders. Details of these capital projects are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption, “Liquidity and Capital Resources.”

Products

Overview

Our business focuses on producing rolled, extruded and drawn aluminum products used principally for aerospace and defense, aluminum beverage and food packaging, general engineering and automotive products that include consumer durables, electronics and products for electrical and machinery and equipment applications. Our engineers, metallurgists and sales personnel work collaboratively with our customers to help our customers design products for challenging applications where product performance is critical. Furthermore, our Centers for Excellence, dedicated research and development centers devoted to product performance enhancement and process development within our production operations, are focused on: (i) controlling the manufacturing process; (ii) maximizing the use of recycled aluminum; (iii) improving product quality; and (iv) ensuring consistency and enhanced product attributes. See “Selected Operational and Financial Information” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for selected shipment and sales information for our fabricated aluminum products by end market application.

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

Packaging. Our Packaging products consist of bare and coated 3000- and 5000-series alloy aluminum coil used in the beverage and food packaging industry, with applications that include coated food stock, coated end and tab stock, body stock and bottle stock. Our Warrick rolling mill is one of four major aluminum rolling mills currently dedicated to the packaging industry in North America, with one of the world’s largest ingot casting facilities, hot and cold rolling, coated finishing and slitting capacity. The Warrick rolling mill has a unique capability to produce high-margin coated packaging products representing approximately 64% of our total Packaging shipments.

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

Other Products. Other products consist of rerolled, extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. We continue to exit these non-core applications and focus our resources and production capacity on strategic Aero/HS products, Packaging, GE products and Automotive Extrusions.

Markets

Sales, Marketing and Distribution

Industry sales for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, Western Europe and China and by independent sales agents in other regions of Asia, Latin America and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS products, Packaging, GE products and Automotive Extrusions.

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

Packaging. Our Packaging products are sold primarily to North American beverage can manufacturers and fillers and food packaging manufacturers. Sales are made primarily under long-term agreements by a North American direct sales force. Aluminum can stock demand is driven by the packaging industry’s shift towards environmentally sustainable materials due to the fact that aluminum is infinitely recyclable and has the highest consumer recycling rate among beverage containers. Major players have already transitioned some plastic bottled water and carbonated soft drink production to aluminum. We anticipate further growth will be underpinned by sustainability trends, the secular shift from plastic to aluminum and the fact that North American packaging capacity has been reallocated towards other end markets, including automotive and industrial.

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

Customers

In 2022, we had approximately 570 customers, including key customers such as Reliance Steel & Aluminum Co. (“Reliance”) and Silgan Containers Corporation (“Silgan”). While the loss of either of these customers could have a material adverse effect on us, we believe that our long-standing relationship with each is good and that the risk of losing either customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Report for information about our significant concentrations.

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

Our primary competitors in the global market for Aero/HS products are Arconic, Inc., Constellium N.V. and Novelis Inc. In North America, our primary competitors for Packaging are Arconic, Inc., Constellium N.V., Novelis, Inc. and Tri-Arrows Aluminum, Inc. In serving our North American customers for both GE products and Automotive Extrusions, our primary competitors are Arconic, Inc. and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

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

We operate four research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio (“Newark”), and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. Our fourth center, located in New Kensington, Pennsylvania, is focused on the forming and coating of our packaging products and has the capability on laboratory-scaled equipment to produce beverage end and food cans enabling the evaluation of new coatings and processes for packaging products. In addition, our packaging research and development center utilizes a scanning electron microscope along with FDA analytical tools to provide technical expertise to our Warrick facility and our packaging customers.

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

Additionally, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion. To produce the ingot or log, we purchase primary aluminum, recycled scrap aluminum segregated by alloys and other metals (including, but not limited to, copper, zinc and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular alloy. When the desired chemical composition of the molten metal has been achieved, it is poured through a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; Newark, Ohio and Sherman, Texas produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood and Warrick facilities cast rolling ingot for their own consumption.

IMT is a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding and fabrication for aerospace and defense, high tech and general industrial and automotive applications.

Many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our multiple manufacturing locations, product lines and end market applications to most efficiently and effectively serve the needs of our customers. We centralize purchasing of our primary, rolling ingot and scrap, or recycled, aluminum requirements and related alloying agents in order to better manage price, credit and other benefits. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled, aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. The average Midwest Price is comprised of the average London Metal Exchange (“LME”) plus average Midwest premium. The average LME and the average Midwest premium for 2022, 2021 and 2020 were $1.23 + $0.30, $1.12 + $0.26 and $0.77 + $0.12, respectively. Scrap aluminum is typically purchased at a discount to the Midwest Price but can require additional processing.

In addition to selling fabricated aluminum products to third parties, certain of our production facilities supply log, billet or other intermediate material to certain of our other facilities for further value added conversion processing. As examples, our London, Ontario facility supplies billet to our Richmond, Virginia facility, and our Newark facility supplies log and billet to our Jackson, Tennessee facility.

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

Pricing, Metal Price Risk Management and Hedging

As noted above, we purchase primary, rolling ingot and scrap, or recycled, aluminum, our principal raw material, on a floating price basis typically based on the average Midwest Price. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process) and to pass aluminum and certain alloy price fluctuations through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers for Aero/HS products and a majority of our customers for GE products pay a product price that incorporates the spot price of primary aluminum (Midwest Price) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we generally can pass aluminum price risk through to customers. For some of our higher margin products sold on a spot basis, however, the pass through of aluminum price movements can lag by several months (the timing of which depends in part on market conditions), with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of aluminum price swings for these higher margin products.
•
Index-based price. The pricing structure of our typical aerospace and automotive contracts calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as the average Midwest Price for primary aluminum. Index-based pricing typically allows us to pass aluminum price risk through to the customer and applies to the majority of our Aero/HS products and Packaging sales and virtually all of our Automotive Extrusions sales.
•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating aluminum price risk that we must hedge. We are able to limit exposure to aluminum price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 271.9, 187.2 and 127.6 during 2022, 2021 and 2020, respectively. The growth in firm price contracts was primarily driven by the inclusion of Packaging beginning with our Warrick acquisition on March 31, 2021.

In addition to the aluminum pricing mechanisms described above, we also strive to pass through the cost of certain alloys through either pricing adders or surcharge mechanisms. In some cases, the passing through of this alloy cost can lag the actual alloy cost, the timing of which is dependent on market conditions and customer agreements, with a favorable impact to us when alloy price declines and an adverse impact to us when alloy price increases. As with aluminum, we, from time to time, enter into either hedging transactions with third parties or firm price physical contracts to minimize the impact to us of alloy price fluctuations.

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

Seasonality

Under normal operating and economic conditions, we generally have immaterial fluctuations in our overall portfolio quarter‑over‑quarter results. Within our individual end markets, our Packaging shipments are generally weighted towards the second half of the year as compared to the first half while our Aero/HS products, GE products and Automotive Extrusions shipments are generally weighted slightly more toward the first half of the year as compared to the second half. This fluctuation in shipments is usually driven by lower demand during summer vacation and year-end holiday shut downs and year-end inventory rebalancing by our end customers. During these periods of lower demand we generally perform planned major maintenance at our facilities, which can affect cost and operating results.

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

The U.S. Environmental Protection Agency (“USEPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. We have invested and continue to invest in our manufacturing operations in order to reduce our GHG emissions. The GHG intensity of our products is reduced through: (i) increasing manufacturing efficiencies; (ii) using clean and reliable energy; (iii) using recycled and run-around scrap; and (iv) purchasing low carbon prime.

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

Human Capital

At December 31, 2022, we employed approximately 4,000 people, of which approximately 3,920 were employed in our manufacturing, sales and support office locations and approximately 80 were employed in a corporate capacity.

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

Diversity, Equity, Inclusion and Belonging

We are committed to diversity, equity, inclusion and belonging and strive to be the preferred employer by, among other things: (i) attracting, developing and retaining the best people from all cultures and segments of the population based on ability; (ii) treating all employees with dignity and respect; (iii) providing an environment of diversity, inclusion, belonging, empowerment, responsibility and accountability; and (iv) offering competitive and equal pay and benefits that attract and retain employees. We focus on: (i) continuing to consider ethnic and gender diversity as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; (v) focusing on diverse candidates for internships, entry-level positions and scholarships; and (vi) actively recruiting from military bases for military and veteran hiring. Our Human Rights Policy and Diversity, Equity and Inclusion Policy, which align with our corporate values and Code of Business Conduct and Ethics, are overseen by our Board of Directors and senior leadership team.

Labor Practices and Policies

Safety. We believe employee safety begins with a strong and consistent tone at the top through our executive leadership with oversight provided by our Corporate Health and Safety team, led by our Chief Administrative Officer and General Counsel. To help us achieve and maintain a strong safety culture, we have robust compliance and assessment programs such as annual safety planning, monthly safety calls, routine performance reviews against targets and routine audits. Additionally, we partner with the United Steelworkers and various industry groups, including the Aluminum Association, to share and identify best practices. We use both internal and external resources, including the American National Standards Institute (“ANSI”) and International Organization for Standardization (“ISO”), to assess our compliance with regulatory and internal standards, providing training, performing risk assessments, audits and loss control inspections and developing mitigation strategies with particular emphasis on risks with a greater potential for severe injury. We stress risk awareness and job safe practices and engage our employees in conversations about safety and safety training using a variety of communication channels, including one-on-one communications.

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. We monitor our progress through routine reviews of our safety process and performance. We utilize both leading and trailing indicators to monitor our progress. While trailing indicators, such as total case incident rate (“TCIR”), lost-time case incident rate (“LTIR”) and days away, restricted and transfer (“DART”) rate, help us monitor our safety performance, leading indicators, such as significant injury and fatality (“SIF”) potential and actual incident rate, near‑misses, timely correction action of internal and external audit findings, on-time safety plan execution information and safety culture risk, help us monitor and assess risks and the effectiveness of our safety plans and processes. Plant safety metrics are integrated into our monthly quality, production and financial reports and are reviewed by the senior leadership team every month. In addition, TCIR and LTIR safety modifiers are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Health. Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization, including:

•
annual onsite health biometric screenings;
•
on-site flu shots and the Coronavirus Disease 2019 (“COVID-19”) vaccination;
•
an employee assistance program, providing confidential assistance with healthcare issues and the healthcare system, including crisis and emergency help;
•
a smoking/tobacco cessation program;
•
internal, as well as third-party, online wellness workshops, including workshops on nutrition and fitness; and
•
wellness coaching.

Labor Union Affiliations. We believe in freedom of association and respect our employees’ choice to be represented or not represented, by a union in accordance with the laws of the states and countries where we operate, without fear of reprisal, intimidation or harassment. Approximately 66% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2022. As indicated in the table, our union affiliations are with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Report for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2024
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2026
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2026
London, Ontario (Canada)	USW Canada	Feb 2026
Los Angeles, California	Teamsters	Apr 2026
Newark, Ohio	USW	Sep 2025
Newburgh, Indiana (Warrick)	USW	May 2023
Richland, Washington	Non-union	—
Richmond, Virginia (Bellwood)	USW/IAM	Nov 2026/Nov 2026
Sherman, Texas	IAM	May 2027
Spokane, Washington (Trentwood)	USW	Sep 2025

Recruiting, Training, Development and Retention

Recruiting. We are committed to recruiting a workforce that reflects people from all cultures and segments of the population based on ability. Our initiatives, which go beyond legal compliance, include: (i) identifying and recruiting diverse talent, including military veterans; (ii) fostering relationships with universities, employment agencies and professional groups that work with more diverse populations; (iii) leveraging inclusive job-posting sites; and (iv) concentrating on diverse candidates for internships, entry‑level positions and scholarships. We have a well-established talent review process that includes operations and functional leaders that are key in the early identification of high performing and high potential employees. We also track and review the gender and ethnic diversity of job applicants and new hires to evaluate our efforts to continue to increase the diversity of our organization. The ESG committee of our board oversees, among other things, the succession planning for our executive officers and the leadership, progression and development of key employees.

Training, Development and Retention. Kaiser Aluminum is committed to the development of our employees through a broad mix of internal and external program resources incorporating on-the-job training and development through the Kaiser Leadership Program, the Front Line Leader Development Program, the Kaiser Aluminum Women’s Leadership Program, Kaiser University, the Tuition Assistance Program and the Metallurgy Excellence and Technical Strength Program. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills and abilities of our current and future leaders and employees.

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

The Kaiser Aluminum Women's Leadership Program (“KWLP”) was launched in June 2022 and provides a female-focused professional development curriculum, mentorship and networking opportunities designed to elevate the visibility of women at Kaiser Aluminum, to increase female representation in all levels of leadership and to enhance the inclusion and sense of belonging for current and potential female leaders. Similar to the Kaiser Leadership Program, the KWLP uses in-person events, program meetings, self-directed learning and assignments, mentoring meetings and cohort collective meetings.

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

Rewards

All of our employees, including hourly and salaried employees at our production facilities, participate in short-term incentive compensation plans, which are based on attainment of performance metrics that drive and support our “Best in Class” commitment. We also provide stock-based compensation to executive officers, members of senior management throughout the company and other key employees, as well as a deferred compensation plan for certain employees. All of our U.S. employees have access to 401(k) savings plans, depending on the terms of their employment, and salaried employees at our London, Ontario facility have access to a defined benefit pension plan with annual contributions based on each salaried employee’s age and years of service. Through the collective bargaining process, we contribute to four multi‑employer pension plans under the terms of certain collective bargaining agreements for a majority of our union-represented employees and certain union employees at our Warrick facility participate in a defined benefit pension plan, as well as a postretirement benefit plan relating to retiree medical and life insurance benefits. Additionally, certain hourly and salaried employees are also able to receive defined post-retirement health and welfare benefits through Voluntary Employee Beneficiary Associations.

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

RISKS RELATED TO CHANGES IN DEMAND FOR OUR PRODUCTS.

Recent macroeconomic factors including labor shortages, supply chain disruptions, inflation, recession risks and the COVID-19 pandemic have caused downturns in the commercial aerospace industry and other commercial disruptions, which have adversely affected our business, and could cause additional downturns in the automotive and ground transportation industries, which would further adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace and automotive and ground transportation industries. Macroeconomic factors including, but not limited to: (i) labor shortages; (ii) disruptions to supply chains, such as the recent disruptions with our molten metal and magnesium supply chains; (iii) other interruptions of international and regional commerce; (iv) inflation; (v) higher interest rates; (vi) recession risks; and (vii) concerns regarding and measures implemented in response to pandemics of infectious disease, such as the COVID‑19 pandemic, have and could further cause changes in global travel and shipping patterns, negatively influencing demand for new commercial aircraft and other vehicles, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty, increasing interest rates and/or increased unemployment could lead to weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers, which, in turn, could adversely affect demand for our products. Despite existing backlogs, additional adverse macroeconomic developments may lead to reduced demand for our products, which could adversely affect our financial position, results of operations and cash flows.

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

We derive a significant portion of our revenue from products sold to the aerospace industry. Notwithstanding a secular growth trend spanning nearly two decades, the aerospace industry is highly cyclical. Numerous factors that influence demand for new commercial aircraft could result in cancellations or deferrals of aircraft orders and a global decrease in new commercial aircraft deliveries. These factors have included the impacts of the COVID-19 pandemic on global travel and supply chains, but also include but are not limited to: (i) declines or reduced growth trends in global travel and airline passenger traffic; (ii) the rate of replacement of older aircraft with more fuel efficient aircraft; (iii) changing airline strategies affecting preferences for single-aisle aircraft models as opposed to twin-aisle or jumbo aircraft models; (iv) airline industry profitability; (v) the state of regional and global economies; (vi) concerns regarding terrorism or the threat of terrorism; (vii) concerns regarding new pandemics of infectious disease; and (viii) safety concerns with newly introduced and existing aircraft. Despite existing backlogs, adverse developments in any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.

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

Aluminum coil produced for demanding end market applications in the beverage and food packaging industry in North America are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

RISKS RELATED TO SALES.

We depend on a core group of significant customers.

In 2022, our five largest customers in total accounted for approximately 52% of our 2022 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.

We experience fluctuation in certain costs that we cannot pass through to our customers and face pressure from our customers on pricing.

We are unable to pass fluctuations of certain costs through to our customers, including the cost of energy, certain raw materials, operating supplies and freight. Further, cost cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient productivity improvements and cost savings in the future to offset reductions in our selling prices and increases in our costs that we cannot pass through to our customers, our financial position, results of operations and cash flows could be adversely affected.

We are exposed to risks related to our receivables supply chain financing arrangements.

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable without recourse to such customers’ financial institutions. To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables. The utility of certain supply chain financing arrangements also depends upon the Term Secured Overnight Financing Rate (“Term SOFR”), as it is a component of the discount rate applicable to certain arrangements. If the Term SOFR rate increases significantly or remains at an elevated level for a prolonged period of time, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

RISKS RELATED TO GEO-POLITICAL FACTORS.

Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.

We import primary aluminum and certain alloy metals from, and manufacture fabricated products used in, foreign countries. Our financial position, results of operations and cash flows could be adversely affected by numerous factors in the politically and economically diverse jurisdictions: (i) from which our input materials are sourced; (ii) in which we operate; (iii) in which our customers operate; or (iv) in which our products are consumed or further fabricated. Such factors include but are not limited to:

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

Our acquisition of Warrick rolling mill in 2021 could disrupt our business and/or dilute or adversely affect the price of our common stock. Risks associated with the Warrick rolling mill acquisition may include:

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
•
ability to renegotiate acquired customer contracts to pass through inflationary costs;
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

We are dependent upon Alcoa for certain resources required for the day-to-day operation of our business at Warrick, which include molten aluminum and “support services” such as the provision of potable water, compressed air, laboratory services, electricity, steam and hot water. In order to transition Warrick from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to provide “transition services,” including providing infrastructure and equipment for the production of steam, hot water and compressed air and conveying the filtration plant currently utilized for the supply of potable water. In addition, Alcoa has agreed to pay for the development of infrastructure necessary for Warrick to obtain electricity from a third party power supplier, subject to certain conditions no later than June 30, 2024. A failure by Alcoa to provide molten aluminum and support services or transition services within the time frames and upon the terms agreed to, including quality and performance standards, could cause us to incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of Warrick’s operations. In the event that production of Warrick is negatively impacted by Alcoa’s failure to provide molten aluminum, support or transition services, our operations, business, financial condition and results of operations could be adversely affected.

RISKS RELATED TO COMMODITY-RELATED PRICE FLUCTUATIONS.

Our business could be adversely affected by pricing and availability of primary aluminum.

Our largest inputs to produce fabricated aluminum products are primary aluminum and recycled scrap aluminum. Primary aluminum pricing fluctuates in response to global supply and demand and also reflects the impact of duties and tariffs imposed by the United States and certain other countries. The timing and magnitude of changes in market pricing for primary aluminum are largely unpredictable. Our pricing structures for fabricated aluminum products generally allow us to pass fluctuations in the price of primary aluminum through to our customers so that we can minimize our exposure to metal price risk. However, competitive dynamics for certain of our high margin products may limit the amount or delay the timing of selling price increases on our products to recover our increased aluminum costs, resulting in a time lag during which we may be partially exposed to metal price risk. If these events were to occur, they could have an adverse effect on our financial position, results of operations and cash flows. In addition, if the market price for primary aluminum were to remain high for an extended period of time, the corresponding increase in our selling price for our fabricated products may cause some of our customers to switch to other materials in lieu of our products, causing sales of our fabricated aluminum products to decrease, which could adversely affect our financial position, results of operations and cash flows.

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

We use certain alloying metals, such as copper, zinc, magnesium and silicon, in our operations in order to achieve required performance properties in our products. The availability of these alloys in some cases has been and in the future may be restricted due to limited suppliers, government regulations, energy and supply chain disruptions and/or general demand dynamics. When sudden restrictions of these materials occur we have been and in the future may be subject to rapid price increases and limited supplies, either of which could have an adverse effect on our financial position, results of operations and cash flows.

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

Our hedging programs have been and could continue to be adversely impacted by fluctuations as a result of the impacts of supply chain disruptions, geopolitical activity and general economic conditions.

We use forward contracts to protect against fluctuations in commodity price and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the impacts of supply chain disruptions, geopolitical activity, general economic conditions and other factors, our customers’ businesses are subject to many uncertainties and, as a result, we have experienced, and may continue to experience, unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow or fair value hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net (loss) income associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations and cash flows.

Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging programs were not in place and may otherwise affect our business.

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

At December 31, 2022, approximately 66% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark, Ohio (“Newark”) facilities are represented by the USW under a single contract that extends through September 2025. The USW also represents employees at six other facilities, one of which has a contract expiring in 2023. As part of any labor negotiation, the future wages, healthcare benefits and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all or result in strikes, work stoppages or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

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

RISKS RELATED TO ENVIRONMENTAL LAWS AND REGULATIONS AND ESG INITIATIVES.

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

Expectations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our Corporate Sustainability Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

We could engage in transactions involving our common shares that impair the use of our federal income tax attributes.

Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carryforwards, following a more than 50% change in ownership during any period of 36 consecutive months, an ownership change, as determined under the Code. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase or issuance of our common shares. When we engage in any transaction involving our common shares that may be included in the calculation of an ownership change, our practice is to first perform the calculations necessary to confirm that our ability to use our federal income tax attributes will not be affected. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could engage in a transaction involving our common shares that causes an ownership change and inadvertently impairs the use of our federal income tax attributes. Furthermore, we may intentionally pursue a transaction that impairs the use of our federal income tax attributes if our strategy changes.

RISKS RELATED TO OUR COMMON STOCK.

Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restrictions.

Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, including the availability of surplus and/or net profits, liquidity position, anticipated cash requirements and regulatory rules. Additionally, our Revolving Credit Facility and the indentures for our 4.625% Senior Notes and 4.50% Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides information regarding the location, size and ownership of our principal production facilities as of December 31, 2022:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	110,000	Leased[1]
Chandler, Arizona (Tube)	103,000	Leased[2]
Columbia, New Jersey	33,000	Owned
Florence, Alabama	249,000	Owned
Jackson, Tennessee	306,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario (Canada)	306,000	Owned
Los Angeles, California	174,000	Owned
Newark, Ohio	1,284,000	Owned
Newburgh, Indiana (Warrick)	3,922,000	Owned/Leased[3]
Richland, Washington	63,000	Leased[4]
Richmond, Virginia (Bellwood)	474,000	Owned
Sherman, Texas	311,000	Owned
Spokane, Washington (Trentwood)	2,886,000	Owned/Leased[5]
Total	10,686,000

1.
The Chandler, Arizona (Extrusion) facility is subject to a lease with a 2023 expiration date, subject to certain extension rights held by us.
2.
The Chandler, Arizona (Tube) and Kalamazoo, Michigan facilities are each subject to leases with terms that expire in 2033, subject to certain extension rights held by us.
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

Holders

As of February 20, 2023, there were approximately 490 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 Index and (ii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2017 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the Russell 2000 Index and

the S&P SmallCap 600 Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Kaiser Aluminum Corporation
Russell 2000 Index
S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2022:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2022 - October 31, 2022	25	$65.42	—	$—	$93.1
November 1, 2022 - November 30, 2022	75	88.92	—	—	93.1
December 1, 2022 - December 31, 2022	—	—	—	—	93.1
Total	100	$83.04	—	$—	n/a

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
2
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At December 31, 2022, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (“Report”). For a detailed discussion of items impacting the year ended December 31, 2020, as well as a year‑to‑year comparison of our financial position and results of operations for the years ended December 31, 2021 and December 31, 2020, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the years ended December 31, 2020 and 2021, respectively, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 and March 1, 2022, respectively.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provide useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net Sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion), earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items (“Adjusted EBITDA”) and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

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

Changes in Presentation of Non-GAAP Financial Measures

Change from Value Added Revenue to Conversion Revenue. Beginning with the year ended December 31, 2022, we determined that we will rename our previously used non-GAAP financial measure, “value added revenue” or “VAR,” to “Conversion Revenue.” The change is based on discussions with staff of the SEC pertaining to comment letters received during 2022 and is intended to more clearly characterize the metric as a subcomponent of revenue. Separately, due to high inflationary trends and the historically unprecedented volatility of alloy costs starting in early 2022, we renegotiated certain customer contracts and amendments to existing contracts to replace future price adjustments based on higher commodity and alloy costs with adjustments that pass through commodity and alloy cost. In addition, effective January 1, 2022, we have determined that we will prospectively change our approach from including a portion of alloyed metal cost within Hedged Cost of Alloyed Metal to include all alloyed metal cost. Periods prior to 2022 have not been adjusted as these changes were deemed effective as of January 1, 2022. This approach further aligns the presentation with our business model objective of “metal price neutrality,” as described below in our “Metal Pricing Policies” discussion. We have also expanded our disclosures regarding the nature of the costs included in the Hedged Cost of Alloyed Metal amounts in light of the comments from the SEC. See the table in “Results of Operations – Selected Operational and Financial Information” below for further details.

Change to Adjusted EBITDA. We have determined that we will revise our presentation of Adjusted EBITDA to no longer adjust our operating results for the impact of last-in, first-out (“LIFO”) calculated on an annual basis to LIFO calculated on a monthly basis done at a plant level, previously identified as “Adjustments to plant-level LIFO.” This change is based on discussions with the SEC pertaining to comment letters received during 2022. For comparability, references to prior periods’ Adjusted EBITDA have been updated to show the effect of this change. See the table in “Results of Operations – Selected Operational and Financial Information” below for further details.

Metal Pricing Policies

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in the underlying price of primary and scrap, or recycled, aluminum, our main raw material, and certain alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of Conversion Revenue to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

Molten Metal and Magnesium Supply Chain Issues

As we have previously discussed, our rolling mill facility located in Warrick County, Indiana (“Warrick”) faced specific challenges with the September 2021 force majeure declaration of its primary magnesium supplier, US Magnesium, LLC (“US Mag”), which resulted in a significant reduction in deliveries while we were also being impacted by the operational challenges Alcoa Corporation was experiencing at its adjacent smelter, which supplies molten metal to Warrick. In June 2022, US Mag deliveries unexpectedly stopped while performance of the smelter also rapidly deteriorated, negatively impacting Warrick’s operating efficiency and financial performance. As a result of the abrupt and unexpected decline in magnesium supply, on July 7, 2022, we declared force majeure at Warrick due to the limited availability of magnesium utilized in the production of our beverage and food packaging products, reducing our ability to produce those products at the time.

After successfully securing and qualifying magnesium from additional sources, on September 6, 2022 we announced that we had lifted our force majeure declaration and have now sourced Warrick's magnesium requirements through 2023 and beyond. We believe our supply base is now well diversified, as it is not reliant on any one single supplier or geographical region. In addition, the molten metal supply at Warrick has improved to an acceptable level and we have secured access to alternative sources of molten metal to further diversify our Warrick metal supply and mitigate the risk of further smelter operational disruptions.

Management Review of 2022 and Outlook for the Future

Review

The full year 2022 was a pivotal year in our evolution as we believe we laid the necessary groundwork to position ourselves for long-term, sustainable growth despite the numerous challenges we encountered, including unprecedented supply chain disruptions, inflationary cost pressures and labor turnover, which negatively impacted our financial performance. We continue to work with our customers to negotiate improvements to commodity price adjustments to mitigate the impact of inflationary and volatile commodity costs on our business and improve our margin profile. We are prioritizing investments in our growth through our roll coat capacity expansion project at Warrick, which we expect will become operational by mid-to-late 2024. In addition, we remain well positioned to service the recovery we have been experiencing in aerospace and continued demand for general engineering (plate) following the completion of a long planned, major outage at our Spokane, Washington (“Trentwood”) facility in the third quarter of 2022.

Outlook

Looking ahead, we remain intently focused on continuing to pursue cost reductions in our operations, as well as improving efficiencies and implementing commercial actions to increase our margins. We believe the strategy we have in place should lead to improved performance in the year ahead with our full year 2022 Adjusted EBITDA representing a temporary low point. While our efforts will take time to manifest, we are confident in our ability to execute given our solid market position as a key supplier, diverse end markets with strong secular growth characteristics, deep customer relationships and multi-year contracts with strategic partners.

We remain well positioned to navigate the current demand environment prevailing in our end markets in 2023. We expect demand in commercial aerospace to continue to strengthen throughout 2023 towards levels before the Coronavirus Disease 2019 (“COVID‑19”) pandemic with both business jet and defense remaining strong. In our beverage and food packaging (“Packaging”) end market, we expect our operations will return to more normalized levels in 2023 now that the most significant supply chain issues have been resolved, despite continuing impacts from higher metal costs and a lag in passing through certain costs. General engineering (“GE Products”) end market demand is expected to soften for plate and rod and bar products on stable pricing levels as distributors destock inventories after taking advantage of lower metal prices in the second half of 2022. In the automotive end market (“Automotive Extrusions”), we do not expect a meaningful recovery until mid-to-late 2023.

We are cautiously optimistic our consolidated adjusted EBITDA margin (Adjusted EBITDA as a percentage of Conversion Revenue) will begin to strengthen in 2023 as we return to more normalized costs, improved efficiencies and continued commercial actions.

Results of Operations

Fiscal 2022 Summary

•
Strong demand for GE products and Packaging;
•
Increasing demand for our aerospace and high strength products (“Aero/HS products”) within commercial aerospace while defense and business jet applications demand remained strong;
•
Modest increase in Automotive Extrusions shipments as the market slowly continued to recover;
•
Molten metal and magnesium supply chain issues impacted results;
•
Diversification of our supply base to no longer be reliant on a single supplier or geographical region;
•
Negotiated more efficient contained metal and alloy cost pass throughs and commodity price adjustments in our customer contracts to help mitigate the impact of higher material and other inflationary costs on our business;
•
Completion of planned major outage, which included refurbishment of the large stretcher, at our Trentwood facility;
•
As of December 31, 2022, we had $615.2 million of combined cash and cash equivalents and net borrowing availability under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”);
•
We paid a total of approximately $50.1 million, or $3.08 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units during the year ended December 31, 2022, reflecting a 7% increase in the quarterly dividend compared with the prior year ended December 31, 2021.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Net Sales. We reported Net sales for 2022 of $3,427.9 million, compared to $2,622.0 million for 2021. The increase in Net sales reflected a 132.6 million pound (12%) increase in shipment volume and a $0.39/lb increase in average realized sales price per pound. The shipment volume increase reflected: (i) a 113.6 million pound (21%) increase in Packaging reflecting a full year of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021, partially impacted by reduced shipments in the second half of 2022 due to the third quarter force majeure event at Warrick; (ii) a 24.9 million pound (15%) increase in Aero/HS products reflecting continued strength in demand for our business jet and defense related applications, and improved demand for commercial aerospace as we continued to see the recovery in air travel and higher shipments of new aircraft from both major airframe producers, partially offset by constrained plate shipments during the quarter ended September 30, 2022 due to our planned major outage at our Trentwood facility; (iii) a 5.7 million pound (2%) increase in GE products reflecting continued strong underlying demand for semiconductor plate and industrial and machine tools; and (iv) a 2.5 million pound (3%) increase in Automotive Extrusions, which was relatively flat over prior year, driven by the shortage of semiconductors and industry supply chain issues that impacted the North American automotive production levels. The shipment volume increase was partially offset by a 14.1 million pound (54%) decrease in our other industrial end market application (“Other products”). The increase in average realized sales price per pound reflected a $0.28/lb (21%) increase in average Hedged Cost of Alloyed Metal prices per pound and an $0.11/lb (11%) increase in Conversion Revenue per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. See the table in “Selected Operational and Financial Information” below for further details.

Cost of Products Sold, Excluding Depreciation and Amortization and Other Items (“Cost of products sold”). Cost of products sold for 2022 totaled $3,180.2 million, or 93% of Net sales, compared to $2,348.1 million, or 90% of Net sales, in 2021. The increase during 2022 compared to 2021 of $832.1 million reflected: (i) a $534.4 million increase in Hedged Cost of Alloyed Metal and (ii) a $297.7 million increase in net manufacturing conversion and other costs. Of the $534.4 million increase in Hedged Cost of Alloyed Metal, $355.6 million was due to higher hedged metal cost and $178.8 million was due to higher shipment volume, as discussed above in “Net Sales.” The $297.7 million increase in net manufacturing conversion and other costs was primarily due to: (i) a $120.9 million increase related to higher sales, primarily due to a full year of shipments during 2022 as a result of our Warrick acquisition, which was completed on March 31, 2021; (ii) an $85.9 million increase in manufacturing costs due to lower efficiencies and higher employee related costs; (iii) $49.8 million of higher benefits and overhead costs; (iv) $28.4 million of higher energy, freight and metal costs driven by inflation, transportation bottlenecks and supply chain inefficiencies; and (v) $8.3 million of higher planned major maintenance costs. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2022 and 2021.

Depreciation and Amortization. Depreciation and amortization for 2022 was $106.9 million compared to $91.5 million for 2021. The increase of $15.4 million was primarily attributable to a full year of Warrick operations.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $110.9 million in 2022 compared to $118.8 million in 2021. The decrease in 2022 compared with 2021 was primarily due to a $16.8 million decrease in legal, consulting and outsourced service expenses primarily related to the completion of Warrick integration activities, partially offset by: (i) a $6.7 million increase due to the addition of Warrick operations and (ii) a $2.4 million increase in salaries and benefits.

Goodwill Impairment. Goodwill impairment of $20.5 million for the year ended December 31, 2022 reflected our write-off of the goodwill we obtained from our acquisition of Warrick. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details.

Restructuring Costs (Benefit). Restructuring costs (benefit) reflects the impacts of our restructuring plans initiated in 2022 and 2020. See Note 12 of Notes to Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges (Income), Net. Other operating charges (income), net, of $3.2 million for the year ended December 31, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 4 of Notes to Consolidated Financial Statements included in this Report for further details.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our unsecured senior notes and our Revolving Credit Facility, net of capitalized interest. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further information regarding interest expense, capitalized interest expense and a discussion of our debt and credit facilities that were in effect during each of the years 2022 and 2021.

Other Income (Expense), Net. See Note 9 and Note 13 of Notes to Consolidated Financial Statements included in this Report for details.

Income Tax Benefit. The income tax benefit for 2022 was $8.3 million, resulting in an effective tax rate of 21.9%. The difference between the effective tax rate and the projected blended statutory tax rate for 2022 was primarily due to: (i) an increase of 3% due to various permanent items not deductible for tax purposes; (ii) an increase of 2% related to non-deductible compensation expense; and (iii) an increase of 1% related to state taxes, partially offset by a decrease of 6% related to a Federal Research and Development Credit.

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

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2022	2021
Net loss	$(29.6)	$(18.5)
Interest expense	48.3	49.5
Other (income) expense, net	(6.4)	38.9
Income tax benefit	(8.3)	(5.5)
Depreciation and amortization	106.9	91.5
Non-run-rate items:
Restructuring costs (benefit)	2.2	(0.8)
Mark-to-market loss on derivative instruments[1]	1.4	1.4
Goodwill impairment[2]	20.5	—
Non-cash asset impairment charges	3.2	—
Net periodic post retirement service cost relating to Salaried VEBA	0.1	0.1
Environmental expenses[3]	3.2	0.2
Acquisition costs[4]	0.4	28.0
Total non-run-rate items	31.0	28.9
Adjusted EBITDA	$141.9	$184.8

1.
Mark-to-market loss on derivative instruments for 2022 and 2021 represents loss on non-designated commodity hedges. Additionally, in 2021, the loss represents the reversal of mark-to-market loss on hedges entered into prior to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and settled in the periods presented above. Adjusted EBITDA reflects the realized loss of such settlements.
2.
See Note 4 of Notes to Consolidated Financial Statements included in this Report for additional information relating to the impairment of goodwill in 2022.
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

Adjusted EBITDA for 2022 was $42.9 million lower than Adjusted EBITDA for 2021. Adjusted EBITDA for 2022 reflected a full year of Packaging volume during 2022 as a result of our Warrick acquisition on March 31, 2021, offset by approximately $73.0 million of incremental costs associated with magnesium and metal supply chain issues at our packaging operations, see above in “Molten Metal and Magnesium Supply Chain Issues,” coupled with the planned outage at our Trentwood facility. In addition, we had inflation-driven higher energy, manufacturing and employee related cost that were not fully recovered through pricing increases. See above in “Consolidated Selected Operational and Financial Information” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Year Ended December 31,
	2022		2021
Aero/HS Products:
Shipments (mmlbs)	186.5		161.6
	$	$ / lb	$	$ / lb
Net sales	$676.1	$3.63	$533.7	$3.30
Less: Hedged Cost of Alloyed Metal	(319.8)	(1.72)	(219.0)	(1.35)
Conversion Revenue	$356.3	$1.91	$314.7	$1.95

Packaging:
Shipments (mmlbs)	655.3		541.7
	$	$ / lb	$	$ / lb
Net sales	$1,585.3	$2.42	$1,119.3	$2.07
Less: Hedged Cost of Alloyed Metal	(1,030.6)	(1.57)	(730.0)	(1.35)
Conversion Revenue	$554.7	$0.85	$389.3	$0.72

GE Products:
Shipments (mmlbs)	303.9		298.2
	$	$ / lb	$	$ / lb
Net sales	$883.8	$2.91	$706.1	$2.37
Less: Hedged Cost of Alloyed Metal	(517.2)	(1.70)	(409.0)	(1.37)
Conversion Revenue	$366.6	$1.21	$297.1	$1.00

Automotive Extrusions:
Shipments (mmlbs)	96.5		94.0
	$	$ / lb	$	$ / lb
Net sales	$254.8	$2.64	$225.0	$2.39
Less: Hedged Cost of Alloyed Metal	(159.0)	(1.65)	(128.4)	(1.36)
Conversion Revenue	$95.8	$0.99	$96.6	$1.03

Other Products:
Shipments (mmlbs)	12.0		26.1
	$	$ / lb	$	$ / lb
Net sales	$27.9	$2.33	$37.9	$1.45
Less: Hedged Cost of Alloyed Metal	(18.6)	(1.55)	(24.4)	(0.93)
Conversion Revenue	$9.3	$0.78	$13.5	$0.52

Total:
Shipments (mmlbs)	1,254.2		1,121.6
	$	$ / lb	$	$ / lb
Net sales	$3,427.9	$2.73	$2,622.0	$2.34
Less: Hedged Cost of Alloyed Metal[1,2]	(2,045.2)	(1.63)	(1,510.8)	(1.35)
Conversion Revenue	$1,382.7	$1.10	$1,111.2	$0.99

1.
Hedged Cost of Alloyed Metal for 2022 and 2021 was comprised of $2,028.2 million and $1,552.4 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $17.0 million in 2022 and realized gains upon settlement of $41.6 million in 2021, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated (Loss) Income. See Note 8 of Notes to Consolidated Financial Statements included in this Report for the total realized loss (gain) on aluminum hedges for which we hedged the metal price exposure externally.
2.
As previously described, effective January 1, 2022, we prospectively changed our approach of quantifying Hedged Cost of Alloyed Metal from including a portion of alloyed metal cost to include all alloyed metal cost. This prospective change resulted in the following decreases of Conversion Revenue by end market: (i) $32.2 million of Aero/HS products; (ii) $49.4 million of Packaging; (iii) $22.4 million of GE products; (iv) $7.1 million of Automotive extrusions; and (v) $0.8 million of Other products, for a total decrease of $111.9 million in 2022 compared to our historical presentation of this metric.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2022	2021
Available cash and cash equivalents	$57.4	$303.2
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	557.8	367.3
Total liquidity	$615.2	$670.5

1.
In April 2022, we executed Amendment No. 3 to our Revolving Credit Facility to, among other things: (i) increase the commitment to $575.0 million; (ii) extend the maturity date; (iii) update our borrowing base; and (iv) update relevant benchmark provisions from London Interbank Offered Rate (“LIBOR”) to Term Secured Overnight Financing Rate (“Term SOFR”). See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details. Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of December 31, 2022 and December 31, 2021 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents primarily consist of money market funds, which are highly liquid.

See Note 16 of Notes to Consolidated Financial Statements included in this Report for information regarding restricted cash at December 31, 2022.

There were no borrowings under our Revolving Credit Facility during the years ending December 31, 2022 or December 31, 2021. See “Sources of Liquidity” below for a further discussion of subsequent borrowing activity.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Year Ended December 31,
	2022	2021
Total cash (used in) provided by:
Operating activities	$(63.1)	$79.4
Investing activities	$(125.8)	$(665.8)
Financing activities	$(56.8)	$109.1

Cash used in operating activities for the year ended December 31, 2022 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) an increase in inventory of $120.8 million, primarily driven by higher inventory pounds built at our Warrick facility to mitigate the impact of supply chain disruptions related to magnesium and hot metal supply and at our Trentwood facility to prepare for the planned outages associated with our large stretcher refurbishment, as well as higher per pound inventory cost due to higher metal prices in ending inventory; (ii) a decrease in accounts payable of $61.2 million, primarily due to timing of purchases and a decrease in period ending metal prices; and (iii) a decrease in accounts receivable of $15.0 million due to the timing and mix of sales, as well as a decrease in period ending metal prices.

Cash provided by operating activities for the year ended December 31, 2021 reflected results of business activity for the year ended December 31, 2021, as well as the following working capital changes: (i) an increase in accounts payable of $112.5 million, primarily driven by Warrick payables added during the year ended December 31, 2021 and higher metal cost; (ii) an increase in trade and other receivables of $90.3 million, primarily driven by Warrick receivables added during the year ended December 31, 2021 and the remainder due to the timing and mix of sales and an increase in metal prices; and (iii) an increase in inventory of $43.5 million due primarily to higher inventory pounds to satisfy increased demand, as well as a higher per pound inventory cost.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and December 31, 2021.

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

At February 20, 2023, we had $10.2 million in outstanding borrowings under the Revolving Credit Facility after repaying $19.3 million on total borrowings of $29.5 million incurred subsequent to December 31, 2022. See Note 9 of Notes to Consolidated Financial Statements included in this Report for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the year ended December 31, 2022 constituted approximately 47% of our Net sales. See Note 1 of Notes to Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Debt

See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details with respect to the 4.50% Senior Notes due 2031 (“4.50% Senior Notes”) and 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) and the redemption of our 6.50% Senior Notes due 2025 (“6.50% Senior Notes”).

We do not believe that covenants in the indenture governing the 4.50% Senior Notes and 4.625% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS products and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. In 2022, we continued spending on our previously announced capital project to add a fourth roll coat line at our Warrick facility to increase our capacity for higher margin coated packaging product. Total capital expenditures were $142.5 million in 2022, of which $74.7 million related to the new roll coat line and $67.8 million primarily related to critical sustaining capital projects, and $58.0 million in 2021, primarily related to critical sustaining capital projects.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2023 of approximately $170.0 million to $190.0 million, of which approximately 60% of total spending will be focused on growth initiatives, primarily reflecting continued investment in the new roll coat line at Warrick. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock, and have increased the dividend in each year since 2011. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial, including the availability of surplus and/or net profits, and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indentures for our 4.50% Senior Notes and 4.625% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 18 of Notes to Consolidated Financial Statements included in this Report for information regarding dividends declared during 2022 and 2021 and subsequent to December 31, 2022.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At December 31, 2022, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program. See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during 2022 and 2021 in connection with the vesting of non-vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 10 of Notes to Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The discussion below summarizes our significant contractual obligations, commercial commitments and off-balance sheet arrangements as of December 31, 2022.

Principal and Interest on 4.50% Senior Notes and 4.625% Senior Notes. See Note 9 of Notes to Consolidated Financial Statements included in this Report for information, including the timing of principal and interest payments, associated with our debt.

Standby Letters of Credit. Standby Letters of Credit represents letters of credit issued under our Revolving Credit Facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers’ compensation. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in April 2027. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further information.

Uncertain Tax Liabilities. At December 31, 2022, we had uncertain tax positions which ultimately could result in tax payments. See Note 14 of Notes to Consolidated Financial Statements included in this Report for further information.

Deferred Compensation Plan Liability. As of December 31, 2022, we had deferred compensation plan liabilities for certain key employees, which were contingent upon investment performance, vesting and other eligibility requirements, including retirement dates. See Note 5 of Notes to Consolidated Financial Statements included in this Report for further information, including the total expense related to all benefit plans.

Operating Leases. Operating lease liabilities represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment as of December 31, 2022. See Note 3 of Notes to Consolidated Financial Statements included in this Report for the maturity of our lease liabilities associated with our operating lease portfolio.

Finance Leases. Finance lease liabilities represent non-cancelable capital commitments as of December 31, 2022. We expect finance leases to be funded through available cash generated from our operations, cash and cash equivalents, borrowings under our Revolving Credit Facility and/or other third-party financing arrangements. See Note 3 of Notes to Consolidated Financial Statements included in this Report for the maturity of our lease liabilities associated with our finance lease portfolio.

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

Commitment Fees on Revolving Credit Facility. Future commitment fees on our Revolving Credit Facility are estimated based on the amount of unused credit under the facility at December 31, 2022 and assuming no extension of terms beyond the current maturity date of our Revolving Credit Facility, which is in April 2027. No borrowings were outstanding under our Revolving Credit Facility either throughout the year or as of December 31, 2022. See Note 9 of Notes to Consolidated Financial Statements included in this Report for additional information. See “Sources of Liquidity” above for a discussion of subsequent borrowing activity.

In addition to our off-balance sheet items discussed above:

•
See Note 6 of Notes to Consolidated Financial Statements included in this Report for information regarding our participation in multi-employer pension plans.
•
See Note 7 of Notes to Consolidated Financial Statements included in this Report for information regarding our long-term employee incentive plans. Additional equity awards are expected to be made to employees and non-employee directors in 2023 and future years.

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

Approximately 81% of our business is recognized at a point in time with the remaining 19% recognized over time.

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

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.2 million to Net (loss) income for the year ended December 31, 2022.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $0.4 million to Net (loss) income for the year ended December 31, 2022.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2022, we do not believe any of our reporting units are at risk of failing the goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material. For further details on goodwill and intangible assets, see Note 4 of Notes to Consolidated Financial Statements included in this Report.

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

The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of ¼ of 1% would be approximately $3.5 million as of December 31, 2022, and would impact pretax earnings in 2023 by approximately $0.3 million. A change in the assumption for the weighted average expected long-term rate of return on plan assets of ¼ of 1% would impact pretax earnings by approximately $0.4 million for 2023.

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

Aluminum

In 2022 and 2021, settlements of derivative contracts covering 271.9 million pounds and 187.2 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At December 31, 2022, we had derivative contracts with respect to approximately 60.5 million pounds and 2.5 million pounds to hedge sales to be made in 2023 and 2024, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the London Metal Exchange (“LME”) market price of aluminum as of December 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.3 million and $8.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of December 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $3.2 million and $4.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of December 31, 2022, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of Alloying Metals as of December 31, 2022 and December 31, 2021, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.1 million and $0.6 million, respectively, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.5 million and $5.2 million as of December 31, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices as of December 31, 2021, would have resulted in an unrealized mark‑to‑market loss of $1.1 million with corresponding changes to the net fair value of our electricity derivative positions. As of December 31, 2022, we had no outstanding electricity derivative positions.

Foreign Currency

As of December 31, 2022, we hedged certain lease transactions and equipment purchases denominated in euros and British pounds using forward swap contracts with settlement dates through February 2024. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in $0.1 million and an immaterial unrealized mark-to-market loss as of December 31, 2022 and December 31, 2021, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2022 and December 31, 2021 would have resulted in an annual operating cost impact of $2.6 million and $2.2 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaiser Aluminum Corporation

Franklin, Tennessee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Revenue Recognition—Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it fulfills their performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, revenue recognized over time primarily relates to the Company’s Aero/HS products and Automotive Extrusions, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin. As of December 31, 2022, net sales were $3,427.9 million, of which $645.0 million was recognized over time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Environmental Contingencies—Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims based upon such laws and regulations. The Company records an environmental loss contingency whenever a contingency is probable and reasonably estimable. At December 31, 2022, the Company’s $17.7 million accrual for expected environmental costs is included in other accrued liabilities and long-term liabilities and represents the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology and its assessment of the likely remediation actions to be taken.

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

Business Combinations, Goodwill and Intangible Assets — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value using a combination of an income approach and a market-based approach. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on Company’s best estimates of the long-term forecasts of the business, market prices, projected cash flows and the rate used in the discounting of those cash flows. The carrying value of the Warrick reporting unit exceeded the fair value as of the measurement date and, therefore, management has recognized an impairment of $20.5 million as of December 31, 2022. Determining the fair values of the reporting unit requires management to make significant estimates and assumptions related to future revenue and earnings projections.

We identified the assumptions related to estimating the amount and timing of expected future revenue and earnings used in determining the fair values of the Warrick reporting unit as a critical audit matter because of the significant judgments involved in

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue and earnings used to estimate the fair value of the Warrick reporting unit included the following, among others:

•
We tested the effectiveness of controls over their goodwill impairment evaluation, including those over the determination of fair value of the Warrick reporting unit, such as controls related to management’s selection of forecasts of future revenues and earnings.
•
We assessed the reasonableness of management’s forecasts of future revenues and earnings by performing inquiries of appropriate individuals outside of the finance organization, comparing the projections to historical results, contractual agreements, third-party industry forecasts, and internal communications to management and board of directors.
•
With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation models.
•
We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•
We evaluated management’s ability to estimate future revenues and earnings by comparing actual revenues and earnings to management’s historical forecasts.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 23, 2023

We have served as the Company’s auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57.4	$303.2
Receivables:
Trade receivables, net	297.2	332.7
Other	73.5	53.0
Contract assets	58.6	63.2
Inventories	525.4	404.6
Prepaid expenses and other current assets	30.5	48.7
Total current assets	1,042.6	1,205.4
Property, plant and equipment, net	1,013.2	955.2
Operating lease assets	39.1	46.2
Deferred tax assets, net	7.5	3.4
Intangible assets, net	55.3	67.7
Goodwill	18.8	39.3
Other assets	112.3	105.2
Total	$2,288.8	$2,422.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305.1	$351.4
Accrued salaries, wages and related expenses	45.2	46.9
Other accrued liabilities	68.4	58.4
Total current liabilities	418.7	456.7
Long-term portion of operating lease liabilities	35.4	40.8
Pension and other postretirement benefits	69.3	92.5
Net liabilities of Salaried VEBA	16.5	20.6
Deferred tax liabilities	4.9	10.5
Long-term liabilities	74.7	72.5
Long-term debt	1,038.1	1,036.3
Total liabilities	1,657.6	1,729.9
Commitments and contingencies – Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2022 and December 31, 2021; no shares were issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2022 and December 31, 2021; 22,776,042 shares issued and 15,940,756 shares outstanding at December 31, 2022; 22,700,404 shares issued and 15,865,118 shares outstanding at December 31, 2021	0.2	0.2
Additional paid in capital	1,090.4	1,078.9
Retained earnings	13.3	93.0
Treasury stock, at cost, 6,835,286 shares at both December 31, 2022 and December 31, 2021	(475.9)	(475.9)
Accumulated other comprehensive income (loss)	3.2	(3.7)
Total stockholders’ equity	631.2	692.5
Total	$2,288.8	$2,422.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions of dollars, except share and per share amounts)
Net sales	$3,427.9	$2,622.0	$1,172.7
Costs and expenses:
Cost of products sold, excluding depreciation and amortization and other items	3,180.2	2,348.1	941.3
Depreciation and amortization	106.9	91.5	52.2
Selling, general, administrative, research and development	110.9	118.8	91.2
Goodwill impairment	20.5	—	—
Restructuring costs (benefit)	2.2	(0.8)	7.5
Other operating charges (income), net	3.2	—	(0.6)
Total costs and expenses	3,423.9	2,557.6	1,091.6
Operating income	4.0	64.4	81.1
Other expense:
Interest expense	(48.3)	(49.5)	(40.9)
Other income (expense), net – Notes 9 and 13	6.4	(38.9)	(1.4)
(Loss) income before income taxes	(37.9)	(24.0)	38.8
Income tax benefit (provision)	8.3	5.5	(10.0)
Net (loss) income	$(29.6)	$(18.5)	$28.8
Net (loss) income per common share:
Basic	$(1.86)	$(1.17)	$1.82
Diluted	$(1.86)	$(1.17)	$1.81
Weighted-average number of common shares outstanding (in thousands):
Basic	15,906	15,836	15,802
Diluted	15,906	15,836	15,913

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions of dollars)
Net (loss) income	$(29.6)	$(18.5)	$28.8
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit plans	24.2	(1.6)	13.4
Available for sale securities	—	—	(0.3)
Cash flow hedges	(17.3)	16.6	6.7
Foreign currency translation	—	—	0.1
Other comprehensive income, net of tax	6.9	15.0	19.9
Comprehensive (loss) income	$(22.7)	$(3.5)	$48.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2019	15,868,304	$0.2	$1,062.9	$172.8	$(463.4)	$(38.6)	$733.9
Net income	—	—	—	28.8	—	—	28.8
Other comprehensive income, net of tax	—	—	—	—	—	19.9	19.9
Common shares issued (including impacts from Long-Term Incentive programs)	142,173	—	0.4	—	—	—	0.4
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(45,545)	—	(4.3)	—	—	—	(4.3)
Repurchase of common stock[1]	(152,763)	—	—	—	(12.5)	—	(12.5)
Cash dividends declared[2]	—	—	—	(43.4)	—	—	(43.4)
Amortization of unearned equity compensation	—	—	9.6	—	—	—	9.6
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net loss	—	—	—	(18.5)	—	—	(18.5)
Other comprehensive income, net of tax	—	—	—	—	—	15.0	15.0
Common shares issued (including impacts from Long-Term Incentive programs)	75,748	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(22,799)	—	(2.6)	—	—	—	(2.6)
Cash dividends declared[2]	—	—	—	(46.7)	—	—	(46.7)
Amortization of unearned equity compensation	—	—	12.6	—	—	—	12.6
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net loss	—	—	—	(29.6)	—	—	(29.6)
Other comprehensive income, net of tax	—	—	—	—	—	6.9	6.9
Common shares issued (including impacts from Long-Term Incentive programs)	107,494	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(31,856)	—	(2.8)	—	—	—	(2.8)
Cash dividends declared[2]	—	—	—	(50.1)	—	—	(50.1)
Amortization of unearned equity compensation	—	—	13.7	—	—	—	13.7
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2

1.
Weighted-average repurchase price (dollars per share) was $81.94 for the year ended December 31, 2020.
2.
Dividends declared per common share were $3.08, $2.88 and $2.68 during 2022, 2021 and 2020, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(29.6)	$(18.5)	$28.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	97.6	82.5	49.3
Amortization of definite-lived intangible assets	9.3	9.0	2.9
Amortization of debt premium and debt issuance costs	2.3	2.1	2.0
Deferred income taxes	(12.0)	(11.4)	15.2
Non-cash equity compensation	14.3	12.9	10.0
Non-cash asset impairment charges	23.7	—	0.5
Loss on extinguishment of debt	—	35.9	—
(Gain) loss on disposition of property, plant and equipment	(6.0)	(0.5)	0.2
Gain on reimbursement on certain machinery and equipment – Note 13	(6.0)	—	—
Loss (gain) on disposition of short-term investments	—	—	(0.7)
Non-cash defined benefit net periodic postretirement benefit cost	13.1	9.4	5.2
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	15.0	(90.3)	60.8
Contract assets	4.6	(27.1)	18.5
Inventories	(120.8)	(43.5)	25.6
Prepaid expenses and other current assets	(1.5)	(0.9)	(6.8)
Accounts payable	(61.2)	112.5	(5.9)
Accrued liabilities	4.4	17.3	(0.6)
Annual variable cash contributions to Salaried VEBA	—	(1.7)	(2.9)
Long-term assets and liabilities, net	(10.3)	(8.3)	4.8
Net cash (used in) provided by operating activities	(63.1)	79.4	206.9
Cash flows from investing activities[1]:
Capital expenditures	(142.5)	(58.0)	(51.9)
Purchase of short-term investments	—	—	(39.1)
Purchase of equity securities	(0.3)	(0.4)	(0.5)
Proceeds from disposition of short-term investments	—	—	118.1
Cash payment for acquisition of Warrick, net of cash received – Note 4	—	(609.2)	—
Gain on reimbursement on certain machinery and equipment – Note 13	6.0	—	—
Proceeds from disposal of property, plant and equipment	11.0	1.8	0.3
Net cash (used in) provided by investing activities	(125.8)	(665.8)	26.9
Cash flows from financing activities[1]:
Repayment of principal and redemption premium of 6.50% Senior Notes	—	(380.9)	—
Issuance of 4.50% Senior Notes	—	550.0	—
Issuance of 6.50% Senior Notes	—	—	350.0
Cash paid for debt issuance costs	(1.8)	(8.6)	(6.2)
Repayment of finance lease	(2.1)	(2.1)	(1.7)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(2.8)	(2.6)	(4.3)
Repurchase of common stock	—	—	(12.5)
Cash dividends and dividend equivalents paid	(50.1)	(46.7)	(43.4)
Net cash (used in) provided by financing activities	(56.8)	109.1	281.9
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(245.7)	(477.3)	515.7
Cash, cash equivalents and restricted cash at beginning of period	317.0	794.3	278.6
Cash, cash equivalents and restricted cash at end of period	$71.3	$317.0	$794.3

1.
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

Supply Chain Financing. Upon our acquisition of Warrick (as defined in Note 4), we became party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. During the years ended December 31, 2022 and December 31, 2021, we sold trade accounts receivable totaling $1,589.3 million and $1,102.8 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $23.3 million and $6.2 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income (expense), net. As of December 31, 2022, we had been and/or expected to be fully reimbursed by our customers for a majority of these discount fees.

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

Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. We estimate the fair value of a reporting unit using a combination of an income approach and a market-based approach. Intangible asset fair values and useful lives are determined using the income approach valuation methodology. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash flow projections are based on, among other factors, the expected future period

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, market prices, projected cash flows and the rate used in discounting those cash flows. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for a discussion of our business acquisition, goodwill impairment and intangible asset impairment.

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See “Property, Plant and Equipment, Net” below for a discussion of impairment charges on idled assets recorded during 2020. See Note 9 for the fair value of our Long-term debt.

Government Grants. From time to time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for expenses already incurred or for immediate financial support with no future related costs are recognized as income in the period in which they are receivable. The following table presents the total government assistance recognized during the year ended December 31, 2022 (in millions of dollars):

Grantor	Grant	Amount	Duration	Classification
Tennessee Department of Economic and Community Development	TN Fast Track	$1.1	2021 - 2028	Property, plant and equipment, net
Tennessee Department of Economic and Community Development	TN Fast Track	0.2	2021 - 2028	Selling, general, administrative, research and development
Tennessee Valley Authority	Performance	0.3	2021 - 2026	Property, plant and equipment, net
Indiana Economic Development Corporation	IN EDGE Tax Credit	1.6	2021 - 2030	Cost of products sold, excluding depreciation and amortization and other items
Indiana Department of Workforce Development	Employer Training Grant	0.1	2022	Cost of products sold, excluding depreciation and amortization and other items
Total		$3.3

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

Available for Sale Securities. We have historically accounted for investments in certain marketable debt securities with maturities of greater than 90 days as available for sale securities. Such securities were recorded at fair value with net unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss) as a component of Stockholders’ equity.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses from the sale of available for sale securities, if any, were determined on a specific identification basis. We settled all outstanding available for sale securities during the year ended December 31, 2020.

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for credit losses based upon collection experience and other factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for credit losses is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2022, 2021 and 2020 were immaterial to our consolidated financial statements.

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. At December 31, 2022 and December 31, 2021, the cost of our inventory on a first-in, first-out (“FIFO”) basis, which approximates the current replacement cost, exceeded its stated LIFO value by $84.6 million and $137.1 million, respectively. Other inventories are stated on the FIFO basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. See Note 2 for the components of inventories.

Replacement Parts. Replacement parts consist of preventative maintenance and capital spare parts, which are stated on the FIFO basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether or not the expected utilization of the replacement parts is to occur within the next 12 months.

Property, Plant and Equipment, Net. Property, plant and equipment, net, is recorded at cost and includes construction in progress (see Note 2). Property, plant and equipment acquired in the Warrick (as defined in Note 4) acquisition was recorded at fair value as of the date of acquisition. Interest related to the construction of qualifying assets is capitalized as part of the construction costs (see Note 9).

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. We regularly assess whether events and circumstances with the potential to trigger impairment have occurred and rely on a number of factors, including operating results, business plans, economic projections and anticipated future cash flow, to make such assessments. We use an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset or asset group in measuring whether the asset or asset group is recoverable.

There were no impairment charges in 2022 and 2021. We recorded impairment charges of $0.5 million in 2020 to reflect the scrap value of idled assets we determined not to deploy for future use. Asset impairment charges are included in Other operating charges (income), net, in our Statements of Consolidated (Loss) Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.

Cloud Computing Implementation Costs. We defer implementation costs associated with a software hosting arrangement that meets the definition of a service contract. We recognize these deferred costs within Prepaid expenses and other current assets and within Other assets on our Consolidated Balance Sheets. When the project is placed into service, we amortize the deferred implementation costs over the term of the hosting arrangement inclusive of expected renewal periods to the same line item in the Statements of Consolidated (Loss) Income as the underlying arrangement. The following table summarizes the total deferred implementation costs and accumulated amortization related to the hosted cloud computing software for our enterprise resource planning system refresh project (in millions of dollars):

	As of December 31,		Average
	2022	2021	Useful Life
Deferred implementation costs	$10.4	$7.8	9 years
Accumulated amortization	$(1.1)	$(0.1)	n/a

We recorded amortization expense of $1.0 million, $0.1 million and zero in 2022, 2021 and 2020, respectively.

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

Self Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers’ compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers’ compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. As of December 31, 2020, we revised our methodology of calculating our estimated workers’ compensation liabilities from a discounted basis to an undiscounted basis, resulting in a charge of $0.6 million. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $7.7 million and $9.0 million at December 31, 2022 and December 31, 2021, respectively.

Debt Issuance Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense in our Statements of Consolidated (Loss) Income. Unamortized issuance costs are presented within Long-term debt on our Consolidated Balance Sheets (see Note 9).

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

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. We had no advertising costs for 2022, and $0.1 million and $0.2 million in 2021 and 2020, respectively.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2022, 2021 and 2020 were $9.3 million, $9.3 million and $9.1 million, respectively.

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

We also grant performance-based awards to executive officers and other key employees. The methodology used to value these performance-based awards is based on the nature of the performance conditions within those awards. Awards that are subject to performance conditions pertaining to total shareholder return (market-based awards) are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Awards with certain other performance conditions (non-market-based awards) are valued based on our stock price at the date of grant. Our non‑market-based awards have performance conditions pertaining to our cost performance and adjusted EBITDA margin performance, which is measured by our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as a percentage of Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Holders of performance-based awards receive a one-time payment at the time of issuance of vested shares based on the total dividends they would have received if the vested shares had been held of record from the date of grant through the date of issuance. See Note 7 for more information on our stock-based compensation.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements

ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) was issued in November 2021. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. We adopted ASU 2021-10 during the year ended December 31, 2022 using a prospective approach. See “Government Grants” above for additional information.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2024 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. During the quarter ended June 30, 2022, we completed the transition of our customers’ supply chain financing contracts from the London Interbank Offered Rate (“LIBOR”) to Term Secured Overnight Financing Rate (“Term SOFR”). Our adoption of Topic 848 did not have a material impact on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2022	2021
	(In millions of dollars)
Trade Receivables, net
Billed trade receivables	$297.7	$333.5
Allowance for doubtful receivables	(0.5)	(0.8)
Trade receivables, net	$297.2	$332.7

Inventories
Finished products	$98.0	$90.3
Work-in-process	242.5	162.2
Raw materials	174.0	143.0
Operating supplies	10.9	9.1
Total	$525.4	$404.6

Property, Plant and Equipment, net
Land and improvements	$28.4	$26.0
Buildings and leasehold improvements	185.5	179.0
Machinery and equipment	1,232.7	1,151.5
Construction in progress[1]	141.3	75.3
Property, plant and equipment, gross	1,587.9	1,431.8
Accumulated depreciation and amortization	(574.9)	(480.4)
Assets held for sale	0.2	3.8
Property, plant and equipment, net	$1,013.2	$955.2

Other Accrued Liabilities
Uncleared cash disbursements	$13.6	$10.9
Accrued income taxes and other taxes payable	8.9	9.5
Accrued interest	9.9	9.9
Short-term environmental accrual – Note 10	1.1	2.6
Other – Note 3 and Note 8	34.9	25.5
Total	$68.4	$58.4

Long-Term Liabilities
Workers' compensation accruals	$30.9	$31.9
Long-term environmental accrual – Note 10	16.6	14.2
Other long-term liabilities	27.2	26.4
Total	$74.7	$72.5

1
Based on market conditions, we temporarily idled projects within Construction in progress totaling $21.9 million and $24.9 million as of December 31, 2022 and December 31, 2021, respectively, all of which are expected to resume at a future date.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Leases

Our leases have remaining lease terms of approximately one to 59 years, some of which may include options to extend the lease for up to 60 years, and some of which may include options to terminate the lease within one year.

The following table presents lease terms and discount rates as of December 31, 2022:

	Finance Leases	Operating Leases
Weighted-average lease term (in years)	29.0	7.0
Weighted-average discount rate	3.51%	3.95%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Description	Classification	2022	2021
Operating lease assets	Operating lease assets	$39.1	$46.2
Finance lease assets	Property, plant and equipment, net	$6.7	$8.2
Current operating lease liabilities	Other accrued liabilities	$9.1	$9.0
Current finance lease liabilities	Other accrued liabilities	$2.1	$2.1
Non-current operating lease liabilities	Long-term portion of operating lease liabilities	$35.4	$40.8
Non-current finance lease liabilities	Long-term liabilities	$5.0	$6.1

The following table summarizes the components of lease cost in our Statements of Consolidated (Loss) Income (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$12.1	$11.0	$6.8
Short-term lease cost	4.3	3.2	1.6
Finance lease cost:
Amortization of leased assets	2.5	2.1	1.6
Interest on lease liabilities	0.3	0.3	0.3
Total lease cost	$19.2	$16.6	$10.3

The following table presents the maturity of our lease liabilities as of December 31, 2022 (in millions of dollars):

	Finance Leases	Operating Leases
2023	$2.3	$10.6
2024	1.7	9.8
2025	1.3	6.4
2026	0.7	4.2
2027	0.1	3.6
Thereafter	5.7	17.6
Total minimum lease payments	$11.8	$52.2
Less: interest	(4.7)	(7.7)
Present value	$7.1	$44.5

4. Business Combinations, Goodwill and Intangible Assets

Business Combinations. On March 31, 2021, we acquired Alcoa Warrick LLC and certain assets comprising the aluminum casting and rolling mill facility located in Warrick County, Indiana (collectively, “Warrick”) for a final purchase consideration of $609.2 million. Warrick is a leading producer of bare and coated aluminum coil used for can stock applications in the beverage and

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

food packaging industry in North America. The transaction provided us with non-cyclical end market diversification and re-entry into the packaging end market.

Goodwill. In conjunction with our acquisition of Warrick, we added $20.5 million of goodwill after allocating the consideration paid, net of cash received to all other identifiable assets. The goodwill reflected the value we expected from our re-entry into the Packaging end market and our assembled workforce. In conjunction with our annual testing and due to downward revisions in forecasted operating margins as a result of supply chain challenges, inflationary cost pressures and manufacturing inefficiencies, we determined that the carrying value of Warrick exceeded its fair value, and we recognized an impairment charge of $20.5 million for the year ended December 31, 2022 within Operating income in the Statements of Consolidated (Loss) Income. We estimated the fair value of Warrick using a combination of an income approach and a market-based approach. The income approach incorporated the use of cash flow projections and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on our best estimates of the long-term forecasts of the business, market prices, projected cash flows and the rate used in the discounting of those cash flows. As goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision. The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2022	2021
Gross carrying value:
Beginning balance	$57.7	$37.2
Warrick acquisition	—	20.5
Warrick impairment	(20.5)	—
Ending balance	37.2	57.7
Accumulated impairment loss	(18.4)	(18.4)
Net carrying value	$18.8	$39.3

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization by major intangible asset class (in millions of dollars, except amortization periods):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2022
Customer relationships	19	$68.1	$(21.9)	$46.2
Trade name	10	2.4	(1.0)	1.4
Non-compete agreement	5	5.4	(4.6)	0.8
Favorable lease contracts	120	7.0	(0.1)	6.9
Total		$82.9	$(27.6)	$55.3
As of December 31, 2021
Customer relationships	19	$68.1	$(17.8)	$50.3
Trade name	10	2.4	(0.8)	1.6
Non-compete agreement	5	5.4	(3.5)	1.9
Favorable commodity contracts	2	11.0	(4.1)	6.9
Favorable lease contracts	120	7.0	—	7.0
Total		$93.9	$(26.2)	$67.7

During the year ended December 31, 2022, we impaired the remaining book value of our favorable commodity contracts intangible asset as the supplier associated with the intangible asset ceased all deliveries of magnesium to us and provided no indication of when or if deliveries would resume over the remainder of the contract. The impairment charge of $3.1 million was included within Other operating charges (income), net, in our Statements of Consolidated (Loss) Income. We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2021 or December 31, 2020.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to definite-lived intangible assets was $9.3 million, $9.0 million and $2.9 million for 2022, 2021 and 2020, respectively. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2022 (in millions of dollars):

2023	$5.3
2024	4.5
2025	4.5
2026	4.5
2027	4.5
Thereafter	32.0
Total	$55.3

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

Deferred Compensation Plan

We sponsor a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies (see discussion below in “Fair Value of Plan Assets”) and are at all times subject to the claims of our general creditors. No participant has a claim to any assets of the trust; however, participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Offsetting liabilities relating to the deferred compensation plan are included within Other accrued liabilities and Long-term liabilities. Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other income (expense), net (see Note 13).

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

OPEB. We sponsor a healthcare and life insurance postretirement benefit plan (“OPEB”) covering certain eligible retirees. Generally, the medical plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. We use a December 31 measurement date for our OPEB plan.

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

We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million to the Salaried VEBA. The Salaried VEBA assets were invested in various managed funds based on information we received from the trustee of the Salaried VEBA. Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at the accrual date for actuarial purposes. There was no required accrual for variable contributions as of December 31, 2022. There was no payment made with respect to 2021 during the first quarter of 2022. We account for the Salaried VEBA as a defined benefit plan in our financial statements using a December 31 measurement date.

Key Assumptions. The following table presents the weighted average assumptions used to determine benefit obligations:

	Pension Plans[1]		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2022	2021	2022	2021	2022	2021
Discount rate	5.16%	2.90%	5.14%	2.64%	5.10%	2.49%
Rate of compensation increase	2.69%	2.74%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.

The following table presents the weighted average assumptions used to determine net periodic postretirement benefit cost:

	Pension Plans[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.90%	2.89%	3.10%	2.64%	2.97%	n/a	2.49%	2.05%	2.95%
Expected long-term return on plan assets[2]	6.02%	5.78%	4.45%	—%	—%	n/a	5.50%	5.50%	5.50%
Rate of compensation increase	2.69%	2.74%	3.00%	—%	—%	n/a	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.
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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our pension plans, OPEB and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Obligation at beginning of year	$20.3	$10.0	$83.5	$—	$79.8	$78.3
Obligation assumed through acquisition of Warrick	—	6.5	—	78.1	—	—
Foreign currency translation adjustment	(0.5)	—	—	—	—	—
Service cost	5.8	4.1	1.6	1.1	0.1	0.1
Interest cost	0.6	0.5	2.2	1.7	1.9	1.5
Prior service cost[1]	—	—	—	—	—	14.0
Actuarial (gain) loss[2]	(7.1)	(0.3)	(20.4)	2.6	(16.3)	(6.9)
Plan participants contributions	0.1	—	0.1	—	—	—
Benefits paid	(0.4)	(0.5)	(0.6)	—	(6.6)	(7.2)
Obligation at end of year[3]	18.8	20.3	66.4	83.5	58.9	79.8
Change in plan assets:
Fair market value of plan assets at beginning of year	9.8	8.7	—	—	59.2	60.5
Foreign currency translation adjustment	(0.5)	—	—	—	—	—
Actual return on assets	(2.6)	1.1	—	—	(10.2)	5.9
Plan participants contributions	0.1	—	0.1	—	—	—
Company contributions	8.5	0.5	0.5	—	—	—
Benefits paid	(0.4)	(0.5)	(0.6)	—	(6.6)	(7.2)
Fair market value of plan assets at end of year	14.9	9.8	—	—	42.4	59.2
Net funded status[4]	$(3.9)	$(10.5)	$(66.4)	$(83.5)	$(16.5)	$(20.6)
Cumulative gain (loss) recognized in Accumulated other comprehensive income (loss):
Accumulated net actuarial gain (loss)	$2.6	$(1.0)	$17.8	$(2.6)	$1.7	$(1.2)
Prior service cost	—	—	—	—	(29.7)	(34.6)
Total	$2.6	$(1.0)	$17.8	$(2.6)	$(28.0)	$(35.8)

1.
The prior service cost relating to the Salaried VEBA in 2021 resulted from increases in the annual healthcare reimbursement benefit in 2021 for plan participants.
2.
The actuarial gain relating to our pension plans in 2022 was comprised of an $8.0 million gain due to a change in the discount rate and a $0.9 million loss due to changes in census information. The actuarial gain relating to our pension plans in 2021 was comprised of a $0.3 million gain due to changes in census information. The actuarial gain relating to the OPEB in 2022 was comprised of a $20.4 million gain due to a change in the discount rate, a $0.7 million gain due to changes in census information and a $0.7 million loss due to a change in the trend rate assumption. The actuarial loss relating to the OPEB in 2021 was comprised of a $3.2 million loss due to a change in the discount rate and a $0.6 million gain due to changes in census information. The actuarial gain relating to the Salaried VEBA in 2022 was comprised of a $12.6 million gain due to a change in the discount rate, a $2.6 million gain due to changes in census information and a $1.1 million gain due to a change in the trend rate assumption. The actuarial gain relating to the Salaried VEBA in 2021 was comprised of a $3.9 million gain due to changes in census information and a $3.0 million gain due to a change in the discount rate.
3.
For the pension plans, the benefit obligation is the projected benefit obligation. For the Salaried VEBA and OPEB, the benefit obligation is the APBO.
4.
Net funded status relating to the pension plans consisted of $1.0 million and $4.9 million within Other assets and Long-term liabilities, respectively, at December 31, 2022 and $10.5 million within Long-term liabilities at December 31, 2021 on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2022, $2.0 million was included within Accrued salaries, wages and related expenses and $64.4 million was included within Long-term liabilities on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2021, $1.6 million was included within Pension and other postretirement benefits and $81.9 million was included within Long-term liabilities on our Consolidated Balance Sheets. Net funded status relating to the Salaried VEBA at December 31, 2022 and December 31, 2021 was included within Long-term liabilities on our Consolidated Balance Sheets.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for the pension plans was $18.0 million and $19.3 million at December 31, 2022 and December 31, 2021, respectively. We expect to contribute $4.6 million to the pension plans in 2023.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2023	2024	2025	2026	2027	2028-2032
Pension benefit payments	$0.5	$0.7	$0.8	$1.1	$1.2	$8.3
Salaried VEBA benefit payments[1]	6.7	6.4	6.1	5.8	5.5	23.2
OPEB payments	2.0	2.8	3.4	4.1	4.7	31.7
Total	$9.2	$9.9	$10.3	$11.0	$11.4	$63.2

1.
Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA trustees and will be paid out of the Salaried VEBA plan assets.

Plan Assets. The following table presents the asset class allocation per our pension plan investment policy and the weighted average asset allocation:

Asset class	Policy range	As of December 31, 2022
Equities	54% - 60%	59%
Fixed income	35% - 40%	34%
Other investments	5% - 6%	7%

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of plan assets, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA – Equity investment funds in registered investment companies[1]	$27.4	$—	$—	$27.4
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	15.0	—	—	15.0
Pension plans – Equity investment funds in registered investment companies[1]	4.1	—	—	4.1
Pension plans – Fixed income investment funds in registered investment companies[2]	2.6	—	—	2.6
Pension plans – Diversified investment funds in registered investment companies[3]	8.2	—	—	8.2
Deferred compensation program – Diversified investment funds in registered investment companies[3]	9.8	—	—	9.8
Total plan assets in the fair value hierarchy	$67.1	$—	$—	$67.1

As of December 31, 2021:
Plan Assets in the Fair Value Hierarchy:
Salaried VEBA – Equity investment funds in registered investment companies[1]	$38.6	$—	$—	$38.6
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	20.6	—	—	20.6
Deferred compensation program – Diversified investment funds in registered investment companies[3]	10.5	—	—	10.5
Total plan assets in the fair value hierarchy	$69.7	$—	$—	$69.7
Plan Assets Measured at NAV[4]:
Pension plans – Equity investment funds in registered investment companies[1]				$0.1
Pension plans – Fixed income investment funds in registered investment companies[2]				0.1
Pension plans – Diversified investment funds in registered investment companies[3]				9.6
Total plan assets at fair value				$79.5

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Defined contribution plans[1]	$17.1	$13.9	$8.3
Deferred compensation plan[2]	(0.6)	0.7	1.5
Multiemployer pension plans[1,3]	5.2	5.0	4.9
Net periodic postretirement benefit cost relating to defined benefit plans[2,3,4]	13.1	9.4	5.2
Total	$34.8	$29.0	$19.9

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in SG&A and R&D.
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated (Loss) Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income (expense), net, in our Statements of Consolidated (Loss) Income.
3.
See Note 6 for more information on our multiemployer defined benefit pension plans.
4.
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within our Statements of Consolidated (Loss) Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other income (expense), net, in our Statements of Consolidated (Loss) Income.

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

The following table presents the components of Net periodic postretirement benefit cost relating to our pension plans, OPEB plan and the Salaried VEBA (in millions of dollars):

	Pension Plans[1]			OPEB[1]			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$5.8	$4.1	$0.3	$1.6	$1.1	n/a	$0.1	$0.1	$0.1
Interest cost	0.6	0.5	0.3	2.2	1.7	n/a	1.9	1.5	2.5
Expected return on plan assets	(0.9)	(0.4)	(0.3)	—	—	n/a	(3.1)	(3.1)	(2.8)
Amortization of prior service cost[2]	—	—	—	—	—	n/a	4.9	3.5	4.7
Amortization of net actuarial loss	—	0.1	0.1	—	—	n/a	—	0.3	0.3
Net periodic postretirement benefit cost	$5.5	$4.3	$0.4	$3.8	$2.8	n/a	$3.8	$2.3	$4.8

1.
Net periodic postretirement benefit cost for 2020 included only the Canadian pension plan. Net periodic postretirement benefit cost for the U.S. pension plan and the OPEB was not included in our Statements of Consolidated (Loss) Income until the March 31, 2021 acquisition date of our Warrick facility.
2.
We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2022, approximately 35% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $4.0 million to $6.0 million in 2023.

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

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2022	2021	in 2022²	2022	2021	2020	in 2022	Bargaining Agreements
					(in millions of dollars)
Steelworkers Pension Trust (USW)[3]	23-6648508	Green	Green	No	$3.8	$3.6	$3.8	No	Sep 2025 - Nov 2026
Other Funds[4]					1.4	1.4	1.1
					$5.2	$5.0	$4.9

1.
The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.
2.
The “FIP/RP Status Pending/Implemented” column indicates if a Financial Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented for the plan under the Pension Protection Act.
3.
We are party to three collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (“USW”) that require contributions to the Steelworkers Pension Trust. As of December 31, 2022, USW collective bargaining agreements covering employees at our Newark, Ohio (“Newark”) and Spokane, Washington (“Trentwood”) facilities covered 86% of our USW-represented employees and expire in September 2025. Our monthly contributions per hour worked by each bargaining unit employee at our Newark and Trentwood facilities were (in whole dollars) $1.75 in 2022. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 11% and 3% of our USW-represented employees, respectively, and expire in November 2026 and March 2026, respectively.
4.
Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 or the Canada-Wide Industrial Pension Plan financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2022, financial statements and Forms 5500 were not available for the plan year ending in 2022. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. Additionally, we have discretionary bonus programs that allow for management to incentivize employees based on performance. As of December 31, 2022, we had a liability of $4.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2022 STI Plans and discretionary programs.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was approved by stockholders on June 3, 2021 and replaced and succeeded, in its entirety, the Kaiser Aluminum Corporation Amended and Restated 2016 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2022, 612,882 shares were available for awards under the 2021 Plan.

Non-Vested Common Shares and Restricted Stock Units. We grant non-vested common shares (“RSAs”) to our non-employee directors and restricted stock units (“RSUs”) to our executive officers and other key employees. The RSUs have rights similar to the rights of RSAs and each RSU that becomes vested entitles the recipient to receive one common share, for which we issue new shares of our common stock upon vesting under the 2021 Plan, or a cash amount equaling the value of one common share. The service period is generally one year for RSAs granted to non-employee directors and three years for RSUs granted to executive officers and other key employees.

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2022:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	310,673	$91.05
Granted	106,494	84.16
Vested	(84,412)	95.77
Forfeited	(9,576)	81.57
Outstanding at December 31, 2022	323,179	$87.59

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”); (ii) achieving targeted improvements to our total controllable cost performance over a three-year performance period; and/or (iii) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of Conversion Revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive one common share or a cash amount equaling the value of one common share. The number of performance shares that may be earned and result in the issuance of cash or common shares ranges between 0% to 200% of the target number of underlying performance shares, which is approximately 55% to 70% of individual long-term incentive plan target amounts.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at the grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2022	2021	2020
Grant date fair value	$122.22	$151.98	$105.88
Grant date stock price	$95.13	$114.71	$91.22
Expected volatility of Kaiser Aluminum[1]	49.37%	45.71%	27.40%
Expected volatility of peer companies[1]	51.08%	50.69%	36.94%
Risk-free interest rate	1.59%	0.29%	0.58%
Dividend yield	3.24%	2.51%	2.96%

1.
Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity relating to performance shares for the year ended December 31, 2022:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	350,380	$118.56
Granted [1]	133,840	111.37
Vested	(17,490)	124.05
Forfeited [1]	(3,490)	117.02
Canceled [1]	(95,688)	124.05
Outstanding at December 31, 2022	367,552	$114.25

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

Non-Cash Compensation Expense. Non-cash compensation expense relating to all awards is included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
RSAs and RSUs	$8.8	$8.1	$6.1
Performance shares	4.9	4.5	3.5
Total non-cash compensation expense	$13.7	$12.6	$9.6

Recognized tax benefits relating to the non-cash compensation expense presented in the table above were $3.2 million, $3.0 million and $2.3 million for 2022, 2021 and 2020, respectively.

The aggregate fair value of awards that vested was $9.1 million, $9.7 million and $12.4 million for 2022, 2021 and 2020, respectively, which represents the market value of our common stock on the date that the awards vested.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2022:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$13.6	2.3
Performance shares	$5.6	1.8

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award:

	Year Ended December 31,
	2022	2021	2020
RSAs and RSUs	$84.16	$107.24	$71.75
Performance shares	$111.37	$137.06	$99.87

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of RSAs, RSUs and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The withholding of common shares by us could be deemed a purchase of the common shares. See Statements of Consolidated Stockholders’ Equity for details on cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares.
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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, treasurer and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $3.3 million and zero at December 31, 2022 and December 31, 2021, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at both December 31, 2022 and December 31, 2021. For more information about concentration risks concerning customers and suppliers, see Note 17.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy and, from time to time, zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 11 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and fair value hedging instruments that was reported in Accumulated other comprehensive income (loss) (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

Aluminum Hedges. Our pricing of fabricated aluminum products is generally intended to lock in our Conversion Revenue (representing our value added from the fabrication process) and to pass through aluminum price fluctuations to our customers. For some of our higher margin products sold on a spot basis, the pass through of aluminum price movements can sometimes lag by as much as several months, with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through aluminum price movements to customers on some of our higher margin products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create aluminum price risk for us. We use third-party hedging instruments to limit exposure to aluminum price risk related to the aluminum pass through lag on some of our products and firm-price customer sales contracts.

Alloying Metals Hedges. We are exposed to risk of fluctuating prices for alloying metals used as raw materials in our fabrication operations. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in certain alloying metals prices that are not passed through pursuant to the terms of our customer contracts.

Energy Hedges. We are exposed to risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices that are not passed through pursuant to the terms of our customer contracts.

The following table summarizes the percentage of our expected variable priced purchases of metal alloys and energy for which we have executed derivative and/or physical delivery commitments in place to reduce price fluctuations for the next five years as of December 31, 2022:

	2023	2024	2025	2026	2027
Zinc	11%	—	—	—	—
Copper	19%	—	—	—	—
Magnesium	98%	67%	27%	—	—
Silicon	100%	—	—	—	—
Natural Gas	44%	42%	23%	19%	—
Electricity	56%	—	—	—	—

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity contracts that are not designated as hedging instruments to mitigate certain short‑term commodity impacts, as identified. The gain or loss on these derivatives is recognized within COGS.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2022:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	January 2023 through February 2024	63.0
Midwest premium swap contracts[1]	January 2023 through February 2024	63.0

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	January 2023 through December 2023	1.2

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	January 2023 through December 2025	3,480,000

Euros	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward contracts	March 2023 through February 2024	908,441

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward contracts	May 2023 through September 2023	202,128

1.
Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss (Gain)

The following table summarizes the amount of loss (gain) included in our Statements of Consolidated (Loss) Income associated with all derivative contracts (in millions of dollars):

	Year Ended December 31,			Statements of Consolidated
	2022	2021	2020	(Loss) Income Classification
Total of income and expense line items presented in our Statements of Consolidated (Loss) Income in which the effects of hedges are recorded:
Cash flow hedges	$3,180.2	$2,348.1	$941.3	Cost of products sold
Fair value hedges	n/a	n/a	$52.2	Depreciation and amortization
Fair value hedges	n/a	n/a	$(1.4)	Other income (expense), net

Loss (gain) recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges:
Aluminum	$7.4	$(35.2)	$13.7	Cost of products sold
Alloying Metals (effective hedges)	—	0.1	1.4	Cost of products sold
Alloying Metals (reclassification from AOCI due to forecasted transactions no longer probable of occurring)	—	—	0.8	Cost of products sold
Natural gas	(6.6)	(2.1)	1.3	Cost of products sold
Electricity	(11.3)	(4.7)	0.5	Cost of products sold
Total (gain) loss recognized in our Statements of Consolidated (Loss) Income related to cash flow hedges	$(10.5)	$(41.9)	$17.7

Loss (gain) recognized in our Statements of Consolidated (Loss) Income related to fair value hedges:
Foreign exchange contracts	$—	$—	$(0.1)	Depreciation and amortization
Hedged item	—	—	0.1	Depreciation and amortization
Excluded component amortized from AOCI	—	—	0.4	Depreciation and amortization
Reclassification from AOCI related to early termination of firm commitment	—	—	0.6	Other income (expense), net
Net settlement related to early termination of forward contracts	—	—	(0.7)	Other income (expense), net
Total loss recognized in our Statements of Consolidated (Loss) Income related to fair value hedges	$—	$—	$0.3

(Gain) loss recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges:
Alloying Metals – Realized (gain) loss	$(0.5)	$(5.0)	$0.2	Cost of products sold
Alloying Metals – Unrealized loss (gain)	1.4	1.2	(3.5)	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated (Loss) Income related to non-designated hedges	$0.9	$(3.8)	$(3.3)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2022			As of December 31, 2021
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.7	$(3.9)	$(3.2)	$12.2	$(1.1)	$11.1
Midwest premium swap contracts	0.5	(1.4)	(0.9)	5.5	(0.1)	5.4
Natural gas – Fixed price purchase contracts	4.7	—	4.7	3.0	(0.1)	2.9
Electricity – Fixed price purchase contracts	—	—	—	4.4	(0.6)	3.8
Total cash flow hedges	5.9	(5.3)	0.6	25.1	(1.9)	23.2

Non-Designated Hedges:
Alloying Metals – Fixed price purchase contracts	—	—	—	1.6	(0.1)	1.5
Total non-designated hedges	—	—	—	1.6	(0.1)	1.5

Total	$5.9	$(5.3)	$0.6	$26.7	$(2.0)	$24.7

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2022	2021
Derivative assets:
Prepaid expenses and other current assets	$3.6	$25.0
Other assets	2.3	1.7
Total derivative assets	$5.9	$26.7
Derivative liabilities:
Other accrued liabilities	$(5.3)	$(1.9)
Long-term liabilities	—	(0.1)
Total derivative liabilities	$(5.3)	$(2.0)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

9. Debt and Credit Facility

Senior Notes

During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, we issued fixed rate unsecured notes with varying maturity dates (“Senior Notes”). The stated interest rates and aggregate principal amounts of our Senior Notes were, respectively: (i) 4.50% and $550.0 million (“4.50% Senior Notes”); (ii) 6.50% and $350.0 million (“6.50% Senior Notes”); and

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) 4.625% and $500.0 million (“4.625% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				As of December 31,
				2022	2021
	Issuance Date	Maturity	Effective Interest Rate	(in millions of dollars)
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
6.50% Senior Notes[1]	April/May 2020	May 2025	6.8%	—	—
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(11.9)	(13.7)
Total carrying amount				$1,038.1	$1,036.3

1.
In May 2021, we redeemed in full our 6.50% Senior Notes at a redemption price of 108.83% of the principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million within Other income (expense), net, in our Statements of Consolidated (Loss) Income, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million.

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of December 31,
	2022	2021
4.50% Senior Notes	$438.7	$542.6
4.625% Senior Notes	$440.4	$506.9

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”). Joining us as borrowers (“Co-Borrowers”) under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

In April 2022, we entered into Amendment No. 3 to our Revolving Credit Facility. As amended, the Revolving Credit Facility, among other things: (i) increased the commitment from $375.0 million to $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit); (ii) extended the maturity date from the earlier of (a) February 2024 (if certain conditions were met) and (b) October 2024 to April 2027; (iii) removed eligible equipment from the borrowing base and as collateral; and (iv) updated relevant benchmark provisions from LIBOR to Term SOFR.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2022 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(17.2)
Remaining borrowing availability	$557.8

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Senior Notes interest expense, including debt issuance cost amortization	$49.6	$49.0	$40.2
Revolving Credit Facility commitment fees and finance cost amortization	2.3	1.7	1.7
Interest expense capitalized as construction in progress	(3.6)	(1.2)	(1.0)
Total interest expense	$48.3	$49.5	$40.9

10. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 3, Note 8 and Note 9).

CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred; (ii) incremental costs associated with special handling or treatment of CARO materials; and (iii) the credit-adjusted risk-free rate applicable at the time additional CARO cash flows are estimated. The majority of these inputs are considered Level 3 inputs as they involve significant judgment from us.

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$7.2	$6.7	$6.5
Liabilities added during the period	2.3	—	—
Liabilities settled during the period	(0.1)	(0.1)	(0.1)
Accretion expense	0.7	0.6	0.5
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	—	—	(0.2)
Ending balance	$10.1	$7.2	$6.7

1.
The adjustments to accretion expense had a $0.01 impact on the basic and diluted net income per share for 2020.

The estimated fair value of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.23% and 8.70% at December 31, 2022 and December 31, 2021, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

Environmental Contingencies. We are subject to a number of environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals. The status of these environmental contingencies are discussed below. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing requirements, existing technology and our assessment of the likely remediation actions to be taken.

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at our Trentwood facility. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under the Trentwood facility. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ecology in 2020 to evaluate and implement new technologies for PCB removal from groundwater on a pilot basis. The primary technology we are evaluating is Ultraviolet Light Advanced Oxidation Process (the “UV Process”). During the quarter ended December 31, 2022, we increased our environmental accrual by $3.0 million based on a minimum cost estimate to implement the UV Process on a larger scale as part of our milestone submission to Ecology. As the long-term success of the UV Process cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long-term results become available.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending September 30, 2023. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 11 to 17 months.

The following table presents the changes in our environmental accrual, which was primarily included in Long-term liabilities (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$16.8	$18.7	$17.0
Additional accruals	3.2	0.1	5.2
Less: expenditures	(2.3)	(2.0)	(3.5)
Ending balance	$17.7	$16.8	$18.7

At December 31, 2022, our environmental accrual of $17.7 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Defined Benefit Plans:
Beginning balance	$(21.4)	$(19.8)	$(33.2)
Actuarial gain arising during the period	27.0	8.0	0.4
Less: income tax expense	(6.5)	(1.9)	(0.1)
Net actuarial gain arising during the period	20.5	6.1	0.3
Prior service credit (cost) arising during the period	—	(14.0)	12.3
Less: income tax benefit (expense)	—	3.3	(3.0)
Net prior service credit (cost) arising during the period	—	(10.7)	9.3
Amortization of net actuarial loss[1]	—	0.4	0.4
Amortization of prior service cost[1]	4.9	3.5	4.7
Less: income tax expense[2]	(1.2)	(0.9)	(1.2)
Net amortization reclassified from AOCI to Net (loss) income	3.7	3.0	3.9
Translation impact on Canadian pension plan AOCI balance	—	—	(0.1)
Other comprehensive income (loss), net of tax	24.2	(1.6)	13.4
Ending balance	$2.8	$(21.4)	$(19.8)

Available for Sale Securities:
Beginning balance	$—	$—	$0.3
Unrealized gain on available for sale securities	—	—	1.3
Less: income tax benefit (expense)	—	—	(0.7)
Net unrealized gain on available for sale securities	—	—	0.6
Reclassification of unrealized loss (gain) upon sale of available for sale securities[3]	—	—	(2.0)
Less: income tax benefit[2]	—	—	1.1
Net loss (gain) reclassified from AOCI to Net (loss) income	—	—	(0.9)
Other comprehensive income (loss), net of tax	—	—	(0.3)
Ending balance	$—	$—	$—

Cash Flow Hedges:
Beginning balance	$17.7	$1.1	$(5.6)
Unrealized (loss) gain on cash flow hedges	(12.2)	63.6	(9.4)
Less: income tax benefit (expense)	2.9	(15.0)	2.3
Net unrealized (loss) gain on cash flow hedges	(9.3)	48.6	(7.1)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(10.5)	(41.9)	17.4
Reclassification due to forecasted transactions no longer probable of occurring	—	—	0.8
Less: income tax benefit (expense)[2]	2.5	9.9	(4.4)
Net (gain) loss reclassified from AOCI to Net (loss) income	(8.0)	(32.0)	13.8
Other comprehensive (loss) income, net of tax	(17.3)	16.6	6.7
Ending balance[4]	$0.4	$17.7	$1.1

Fair Value Hedges:
Beginning balance	$—	$—	$—
Unrealized gain (loss) on fair value hedges	—	—	(1.0)
Less: income tax benefit	—	—	0.2
Net unrealized gain (loss) on fair value hedges	—	—	(0.8)
Excluded component amortized from OCI to Net (loss) income	—	—	0.4
Reclassification due to cancellation of firm commitment	—	—	0.6
Less: income tax benefit (expense)[2]	—	—	(0.2)
Net loss reclassified from AOCI to Net (loss) income	—	—	0.8
Other comprehensive income, net of tax	—	—	—
Ending balance	$—	$—	$—

Foreign Currency Translation:
Beginning balance	$—	$—	$(0.1)
Other comprehensive income, net of tax	—	—	0.1
Ending balance	$—	$—	$—

Total AOCI ending balance	$3.2	$(3.7)	$(18.7)

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
4.
As of December 31, 2022, we estimate a net mark-to-market loss before tax of $1.7 million in AOCI will be reclassified into Net (loss) income upon settlement within the next 12 months.

12. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). At December 31, 2022, the total amount expected to be incurred in connection with the 2022 Restructuring Plan was $4.5 million. During the year ended December 31, 2022, we incurred restructuring costs of $2.2 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs (benefit) in our Statements of Consolidated (Loss) Income. We intend to be fully completed with the 2022 Restructuring Plan by December 31, 2023.

2020 Restructuring Plan. We initiated a restructuring plan during the quarter ended June 30, 2020, which consisted primarily of reduction in force measures (“2020 Restructuring Plan”) in order to align our projected operational requirements with reduced short and mid-term commercial aerospace demand as a result of the Coronavirus Disease 2019 (“COVID-19”) pandemic. We incurred total restructuring costs of $6.7 million related to the 2020 Restructuring Plan, which consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs within Restructuring costs (benefit) in our Statements of Consolidated (Loss) Income. We completed the 2020 Restructuring Plan as of December 31, 2021.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

	Year Ended December 31,
	2022	2021
Beginning balance	$—	$1.4
Restructuring costs	2.2	—
Costs paid or otherwise settled	(0.5)	(0.6)
Other adjustments[1]	—	(0.8)
Ending balance	$1.7	$—

1
In 2021, we revised our production forecasts, thereby reducing the estimated number of headcount reductions necessary under the 2020 Restructuring Plan as compared with our initial requirements. These reductions to accommodate the revised headcount requirements are included in Other adjustments with an offset to Restructuring costs (benefit) in our Statements of Consolidated (Loss) Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Income (Expense), Net

The following table presents the components of Other income (expense), net, (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Interest income	$1.3	$0.2	$0.6
Net periodic postretirement benefit cost	(5.6)	(4.1)	(4.7)
Realized gain on available for sale securities	—	—	2.0
Unrealized (loss) gain on equity securities	(1.2)	(0.2)	0.7
Gain (loss) on extinguishment of debt – Note 9	—	(35.9)	—
Gain (loss) on disposition of property, plant and equipment	6.0	0.5	(0.2)
Post-acquisition funding received from Alcoa Corporation[1]	6.0	—	—
All other, net	(0.1)	0.6	0.2
Other income (expense), net	$6.4	$(38.9)	$(1.4)

1
Reimbursement received for repairs and maintenance expenditures on certain machinery and equipment that we had purchased from Alcoa Corporation in connection with our March 31, 2021 acquisition of Warrick.

14. Income Tax Matters

The following table presents (Loss) income before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(44.6)	$(30.2)	$35.2
Foreign	6.7	6.2	3.6
(Loss) income before income taxes	$(37.9)	$(24.0)	$38.8

Tax Benefit (Provision). Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The following table presents the components of Income tax benefit (provision) (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2022
Current	$—	$(1.1)	$(2.5)	$(3.6)
Deferred	8.9	(0.8)	1.6	9.7
Benefit applied to decrease AOCI	1.7	0.2	0.3	2.2
Income tax benefit (provision)	$10.6	$(1.7)	$(0.6)	$8.3
Year Ended December 31, 2021
Current	$—	$(2.4)	$(3.5)	$(5.9)
Deferred	2.1	0.5	4.2	6.8
Benefit applied to decrease AOCI	3.7	0.3	0.6	4.6
Income tax benefit (provision)	$5.8	$(1.6)	$1.3	$5.5
Year Ended December 31, 2020
Current	$6.1	$(0.4)	$(0.6)	$5.1
Deferred	(18.8)	(0.1)	(2.3)	(21.2)
Benefit (expense) applied to decrease (increase) AOCI	5.1	(0.1)	1.1	6.1
Income tax provision	$(7.6)	$(0.6)	$(1.8)	$(10.0)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to (Loss) income before income taxes (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Amount of federal income tax benefit (provision) based on the statutory rate	$8.0	$5.0	$(8.1)
Decrease in federal valuation allowances	1.1	0.2	—
Non-deductible compensation expense	(0.9)	(0.5)	(1.1)
Non-deductible (expense) benefit	(1.0)	(0.2)	0.4
State income tax (provision) benefit, net of federal benefit[1]	(0.5)	1.0	(1.5)
Research and development credit	2.2	0.6	0.4
Gross decreases for tax positions from prior years	—	—	0.4
Foreign income tax expense	(0.3)	(0.3)	(0.4)
Foreign undistributed earnings	(0.3)	(0.3)	(0.1)
Income tax benefit (provision)	$8.3	$5.5	$(10.0)

1.
The state income tax benefit was $1.1 million in 2022, reflecting an increase of $1.5 million due to state net operating loss (“NOL”) carryforward expirations and tax rate true-ups in various states and a $0.1 million increase in the valuation allowance relating to certain state net operating losses. The state income tax benefit was $0.7 million in 2021, reflecting an increase of $1.3 million due to state NOL carryforward expirations and tax rate true-ups in various states, offset by a $1.6 million decrease in the valuation allowance relating to certain state net operating losses. State income taxes were $1.3 million in 2020, reflecting an increase of $3.7 million due to state NOL carryforward expirations and tax rate true-ups in various states, partially offset by a $3.5 million decrease in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets and liabilities (in millions of dollars):

	As of December 31,
	2022	2021
Deferred income tax assets:
Loss and credit carryforwards	$47.7	$51.5
Pension benefits	2.9	7.1
Other assets	36.3	29.0
Lease assets	10.6	11.7
Inventories	46.9	50.4
Excess interest carryforward	12.2	—
Research & development capitalization	8.7	—
Valuation allowances	(3.7)	(4.6)
Total deferred income tax assets	161.6	145.1
Deferred income tax liabilities:
Property, plant and equipment	(147.0)	(138.9)
Lease liability	(9.3)	(10.9)
Undistributed foreign earnings	(2.7)	(2.4)
Total deferred income tax liabilities	(159.0)	(152.2)
Net deferred income tax assets (liabilities)	$2.6	$(7.1)

Tax Attributes. At December 31, 2022, we had $160.7 million of NOL carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act, allows NOLs generated prior to December 31, 2017 (including our NOL carryforwards) to be fully deducted against 100% of taxable income until fully utilized or expired. NOL carryforwards generated after December 31, 2017 do not expire and can be carried forward indefinitely. For losses arising in taxable years beginning after December 31, 2017, the net operating loss deduction for taxable years beginning after December 31, 2020, is limited to 80% of the excess (if any) of taxable income. Our State NOL carryforwards expire periodically through 2030.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we had $12.0 million of federal research and development (“R&D”) credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2042.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against certain deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was a decrease in the valuation allowance of $0.9 million in 2022, a decrease in the valuation allowance of $1.8 million in 2021 and a decrease in the valuation allowance of $3.5 million in 2020.

The decrease in the valuation allowance for 2022 was primarily due to the liquidation of an inactive passive insurance company, and its related separate return limitation year (“SRLY”) net operating losses. The decrease in the valuation allowance for 2021 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The decrease in the valuation allowance for 2020 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances.

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

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at beginning of period	$4.1	$3.8	$4.1
Gross increases for tax positions of current year	0.9	0.3	0.1
Gross increases for tax positions of prior years	0.1	0.4	—
Gross decreases for tax positions of prior years	(0.1)	(0.3)	(0.4)
Settlements	—	(0.1)	—
Gross unrecognized tax benefits at end of period	$5.0	$4.1	$3.8

If and when the $5.0 million of gross unrecognized tax benefits at December 31, 2022 are recognized, $5.0 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.1 million and $0.2 million accrued for interest and penalties at December 31, 2022 and December 31, 2021, respectively. Of these amounts, none were considered current and, as such, were included in Long-term liabilities on our Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021. We recognized interest and penalties of $0.3 million in our tax provision in 2020.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing distributed and undistributed net (loss) income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net (loss) income per share was calculated under the treasury stock method for 2022, 2021 and 2020, which in all years was more dilutive than the two‑class method.

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(29.6)	$(18.5)	$28.8
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,906	15,836	15,802
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	—	—	111
Diluted	15,906	15,836	15,913

Net (loss) income per common share, Basic	$(1.86)	$(1.17)	$1.82
Net (loss) income per common share, Diluted	$(1.86)	$(1.17)	$1.81

1.
Quantities in the following discussion are denoted in whole shares. For the years ended December 31, 2022 and December 31, 2021, approximately 139,000 and 213,000 potentially dilutive shares, respectively, were excluded from the computation of net loss per share as their effect would have been anti‑dilutive. A total of 44,000 non-vested RSAs, RSUs and performance shares for the year ended December 31, 2020 were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
	(in millions of dollars)
Interest paid	$45.7	$48.7	$29.4
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$28.9	$14.0	$4.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.1	$27.8	$5.4
Cash paid for amounts included in the measurement of operating lease liabilities	$9.8	$8.2	$4.5
Finance lease liabilities arising from obtaining finance lease assets	$1.0	$2.2	$3.2

	As of December 31,
	2022	2021	2020
	(in millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$57.4	$303.2	$780.3
Restricted cash included in Other assets	13.9	13.8	14.0
Total cash, cash equivalents and restricted cash shown in our Statements of Consolidated Cash Flows	$71.3	$317.0	$794.3

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils and extruded and drawn products, primarily used in our Aero/HS products, Packaging, GE products, Automotive Extrusions and Other products end markets. We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. At December 31, 2022, approximately 66% of our employees were covered by collective bargaining agreements and 34% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2022.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Net sales:
Aero/HS products	$676.1	$533.7	$537.9
Packaging	1,585.3	1,119.3	—
GE products	883.8	706.1	458.8
Automotive Extrusions	254.8	225.0	161.4
Other products	27.9	37.9	14.6
Total net sales	$3,427.9	$2,622.0	$1,172.7
Timing of revenue recognition:
Products transferred at a point in time	$2,782.9	$2,067.9	$690.9
Products transferred over time	645.0	554.1	481.8
Total net sales	$3,427.9	$2,622.0	$1,172.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents geographic information for net sales based on country of origin, income taxes paid and long-lived assets (in millions of dollars):

	Year Ended December 31,
	2022	2021	2020
Net sales to unaffiliated customers:
Domestic	$3,328.2	$2,545.0	$1,126.8
Foreign[1]	99.7	77.0	45.9
Total net sales	$3,427.9	$2,622.0	$1,172.7
Income taxes paid:
Domestic	$3.1	$4.5	$0.7
Foreign	3.2	1.1	0.3
Total income taxes paid	$6.3	$5.6	$1.0

	As of December 31,
	2022	2021	2020
Long-lived assets:[2]
Domestic	$984.8	$925.3	$597.5
Foreign[1]	28.4	29.9	29.7
Total long-lived assets	$1,013.2	$955.2	$627.2

1.
Foreign reflects our London, Ontario production facility.
2.
Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction loss included in determining Net (loss) income was $0.5 million and $0.3 million for 2022 and 2020, respectively, and zero for 2021.

Concentrations. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, one customer represented 19%, 16% and 26%, respectively, of Net sales and a second customer represented 14%, 15% and 11%, respectively, of Net sales.

One individual customer accounted for 17%, a second individual customer accounted for 14% and a third individual customer accounted for 13% of the accounts receivable balance at December 31, 2022. One individual customer accounted for 16%, a second individual customer accounted for 13% and a third individual customer accounted for 11% of the accounts receivable balance at December 31, 2021.

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2022	2021	2020
Percentage of Net sales:
Export sales	10%	10%	10%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	81%	78%	72%
Supply from our largest supplier	48%	47%	21%
Supply from our second and third largest suppliers combined	20%	20%	32%

18. Subsequent Events

Dividend Declaration. On January 12, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we paid approximately $12.5 million (including dividend equivalents) on February 15, 2023 to stockholders of record and the holders of certain restricted stock units at the close of business on January 25, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2022 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2023 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2023 annual meeting of stockholders.

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

3. Exhibits Index

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
2.1	Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation		8-K	001-09447	2.1	November 30, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company		8-A	000-52105	3.1	July 6, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008		10-Q	000-52105	3.2	August 7, 2008

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015		8-K	000-52105	3.1	June 8, 2015

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016		8-K	001-09447	3.1	May 26, 2016

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016		8-K	000-52105	3.1	April 8, 2016

3.6	Amended and Restated Bylaws of the Company		8-K	001-09447	3.1	June 22, 2020

4.1	Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors		8-K	001-09447	4.1	November 26, 2019

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
	named therein and Wells Fargo Bank, National Association, as Trustee

4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1)		8-K	001-09447	4.2	November 26, 2019

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	001-09447	4.3	February 25, 2020

4.4	Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	May 20, 2021

4.5	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1)		8-K	001-09447	4.2	May 20, 2021

10.1	Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent		8-K	001-09447	10.1	November 4, 2019

10.2

Omnibus Amendment No. 1 to Credit Agreement and Loan Documents, dated as of March 31, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.

		X

10.3

Amendment No. 2 to Credit Agreement and Loan Documents, dated as of December 3, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.

		X

10.4	Amendment No. 3 to Credit Agreement and Loan Documents, dated as of April 7, 2022, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		8-K	001-09447	10.1	April 12, 2022

10.5	Description of Compensation of Directors		10-Q	001-09447	10.1	July 28, 2022

*10.6	Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey		8-K	001-09447	10.1	June 22, 2020

*10.7	Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey		8-K	001-09447	10.1	July 31, 2020

*10.8	Form of Director Indemnification Agreement		8-K	001-09447	10.8	July 6, 2006

*10.9	Form of Officer Indemnification Agreement		8-K	001-09447	10.9	July 6, 2006

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

*10.10	Form of Director and Officer Indemnification Agreement		8-K	001-09447	10.10	July 6, 2006

*10.11	Kaiser Aluminum Fabricated Products Restoration Plan		8-K	001-09447	10.14	July 6, 2006

*10.12	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan		8-K	000-52105	10.4	December 31, 2008

10.13	Form of Non-Employee Director Restricted Stock Award Agreement		10-Q	001-09447	10.2	July 27, 2016

*10.14	2020 Form of Executive Officer Restricted Stock Units Award Agreement		8-K	001-09447	10.2	March 10, 2020

*10.15	2020 Form of Executive Officer Performance Shares Award Agreement		8-K	001-09447	10.3	March 10, 2020

*10.16	Kaiser Aluminum Corporation 2020 - 2022 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary		8-K	001-09447	10.4	March 10, 2020

*10.17	Amended and Restated Severance Agreement dated March 5, 2021 between the Company and John M. Donnan		8-K	001-09447	10.1	March 11, 2021

*10.18	Kaiser Aluminum Fabricated Products 2021-2023 Long-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.3	March 11, 2021

*10.19	Kaiser Aluminum Fabricated Products 2022 Short-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.1	March 10, 2022

*10.20	Kaiser Aluminum Fabricated Products 2022-2024 Long-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.2	March 10, 2022

10.21	Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC		8-K	001-09447	10.1	April 1, 2021

*10.22	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan		8-K	001-09447	10.1	June 3, 2021

*10.23	Amended and Restated Director Designation Agreement dated September 3, 2021		8-K	001-09447	10.1	September 7, 2021

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 23, 2023
Keith A. Harvey

/s/ Neal E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 23, 2023
Neal E. West

/s/ Jennifer Huey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 23, 2023
Jennifer Huey

Director
Michael C. Arnold

Director
David Foster

/s/ Jack A. Hockema	Executive Chairman of the Board	Date: February 23, 2023
Jack A. Hockema

/s/ Lauralee E. Martin	Director	Date: February 23, 2023
Lauralee E. Martin

Director
Alfred E. Osborne, Jr., Ph.D.

/s/ Teresa M. Sebastian	Director	Date: February 23, 2023
Teresa M. Sebastian

Director
Donald J. Stebbins

/s/ Brett Wilcox	Director	Date: February 23, 2023
Brett Wilcox

/s/ Kevin W. Williams	Director	Date: February 23, 2023
Kevin W. Williams