Form 10-Q
period 2023-03-31
KAISER ALUMINUM CORP
filed 2023-04-28
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, there were 15,977,375 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2023	As of December 31, 2022
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31.5	$57.4
Receivables:
Trade receivables, net	365.0	297.2
Other	42.6	73.5
Contract assets	52.9	58.6
Inventories	537.7	525.4
Prepaid expenses and other current assets	30.2	30.5
Total current assets	1,059.9	1,042.6
Property, plant and equipment, net	1,037.8	1,013.2
Operating lease assets	38.8	39.1
Deferred tax assets, net	4.5	7.5
Intangible assets, net	53.9	55.3
Goodwill	18.8	18.8
Other assets	116.0	112.3
Total	$2,329.7	$2,288.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282.3	$305.1
Accrued salaries, wages and related expenses	42.7	45.2
Other accrued liabilities	80.9	68.4
Total current liabilities	405.9	418.7
Long-term portion of operating lease liabilities	35.2	35.4
Pension and other postretirement benefits	69.9	69.3
Net liabilities of Salaried VEBA	16.7	16.5
Deferred tax liabilities	5.7	4.9
Long-term liabilities	82.8	74.7
Long-term debt, net	1,077.9	1,038.1
Total liabilities	1,694.1	1,657.6
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2023 and December 31, 2022; no shares were issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2023 and December 31, 2022; 22,809,322 shares issued and 15,974,036 shares outstanding at March 31, 2023; 22,776,042 shares issued and 15,940,756 shares outstanding at December 31, 2022	0.2	0.2
Additional paid in capital	1,092.5	1,090.4
Retained earnings	16.7	13.3
Treasury stock, at cost, 6,835,286 shares at both March 31, 2023 and December 31, 2022	(475.9)	(475.9)
Accumulated other comprehensive income	2.1	3.2
Total stockholders’ equity	635.6	631.2
Total	$2,329.7	$2,288.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2023	2022
	(In millions of dollars, except share and per share amounts)
Net sales	$807.6	$948.8
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	731.1	865.9
Depreciation and amortization	26.3	27.5
Selling, general, administrative, research and development	29.7	30.2
Restructuring costs	1.4	—
Total costs and expenses	788.5	923.6
Operating income	19.1	25.2
Other (expense) income:
Interest expense	(11.9)	(12.2)
Other income (expense), net – Note 9	13.6	(1.6)
Income before income taxes	20.8	11.4
Income tax provision	(4.9)	(3.3)
Net income	$15.9	$8.1
Net income per common share:
Basic	$1.00	$0.51
Diluted	$0.99	$0.51
Weighted-average number of common shares outstanding (in thousands):
Basic	15,940	15,866
Diluted	16,096	16,038

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2023	2022
	(In millions of dollars)
Net income	$15.9	$8.1
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.7	0.9
Cash flow hedges	(1.8)	17.1
Other comprehensive (loss) income, net of tax	(1.1)	18.0
Comprehensive income	$14.8	$26.1

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2023

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Net income	—	—	—	15.9	—	—	15.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	(1.1)
Common shares issued (including impacts from Long-Term Incentive programs)	49,128	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(15,848)	—	(1.3)	—	—	—	(1.3)
Cash dividends declared[2]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, March 31, 2023	15,974,036	$0.2	$1,092.5	$16.7	$(475.9)	$2.1	$635.6

1
At March 31, 2023, 524,804 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
2
Dividends declared per common share were $0.77 for the quarter ended March 31, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2022

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net income	—	—	—	8.1	—	—	8.1
Other comprehensive income, net of tax	—	—	—	—	—	18.0	18.0
Common shares issued (including impacts from Long-Term Incentive programs)	58,641	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(19,643)	—	(1.9)	—	—	—	(1.9)
Cash dividends declared[1]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2022	15,904,116	$0.2	$1,081.0	$88.6	$(475.9)	$14.3	$708.2

1
Dividends declared per common share were $0.77 for the quarter ended March 31, 2022.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2023	2022
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$15.9	$8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	24.9	24.0
Amortization of definite-lived intangible assets	1.4	3.5
Amortization of debt premium and debt issuance costs	0.5	0.6
Deferred income taxes	4.1	2.0
Non-cash equity compensation	3.4	4.0
(Gain) loss on disposition of property, plant and equipment	(15.0)	0.3
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	(36.9)	(97.1)
Contract assets	5.7	(11.7)
Inventories	(12.3)	(26.9)
Prepaid expenses and other current assets	(1.2)	(2.5)
Accounts payable	(22.6)	92.9
Accrued liabilities	10.3	6.5
Long-term assets and liabilities, net	1.5	(2.3)
Net cash (used in) provided by operating activities	(20.3)	1.4
Cash flows from investing activities[1]:
Capital expenditures	(41.1)	(28.3)
Proceeds from disposition of property, plant and equipment	15.2	—
Net cash used in investing activities	(25.9)	(28.3)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	119.5	—
Repayment of borrowings under the Revolving Credit Facility	(80.1)	—
Repayment of finance lease	(0.6)	(0.5)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(1.3)	(1.9)
Cash dividends and dividend equivalents paid	(12.5)	(12.5)
Net cash provided by (used in) financing activities	25.0	(14.9)
Net decrease in cash, cash equivalents and restricted cash during the period	(21.2)	(41.8)
Cash, cash equivalents and restricted cash at beginning of period	71.3	317.0
Cash, cash equivalents and restricted cash at end of period	$50.1	$275.2

1
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

NOTES INDEX

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation

This Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser Aluminum Corporation,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2023 fiscal year. The financial information as of December 31, 2022 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of March 31, 2023	As of December 31, 2022
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$365.6	$297.7
Allowance for doubtful receivables	(0.6)	(0.5)
Trade receivables, net	$365.0	$297.2

Inventories[1]
Finished products	$124.8	$98.0
Work-in-process	183.0	242.5
Raw materials	217.9	174.0
Operating supplies	12.0	10.9
Total	$537.7	$525.4

Property, Plant and Equipment, Net
Land and improvements	$37.9	$28.4
Buildings and leasehold improvements	195.5	185.5
Machinery and equipment	1,243.6	1,232.7
Construction in progress[2]	159.8	141.3
Property, plant and equipment, gross	1,636.8	1,587.9
Accumulated depreciation and amortization	(599.0)	(574.9)
Assets held for sale	—	0.2
Property, plant and equipment, net	$1,037.8	$1,013.2

Other Accrued Liabilities
Uncleared cash disbursements	$25.1	$13.6
Accrued income taxes and other taxes payable	13.5	8.9
Accrued interest	10.5	9.9
Short-term environmental accrual – Note 7	1.0	1.1
Short-term operating lease liabilities	9.2	9.1
Other – Note 5	21.6	25.8
Total	$80.9	$68.4

Long-Term Liabilities
Workers' compensation accrual	$30.5	$30.9
Long-term environmental accrual – Note 7	16.5	16.6
Other long-term liabilities	35.8	27.2
Total	$82.8	$74.7

1
At March 31, 2023 and December 31, 2022, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $102.5 million and $84.6 million, respectively.
2
Based on market conditions, we temporarily idled projects within Construction in progress totaling $22.7 million and $21.9 million as of March 31, 2023 and December 31, 2022, respectively, all of which are expected to resume at a future date.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2023 and December 31, 2022 was $10.0 million and $9.8 million, respectively. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Other income (expense), net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans (“STI Plans”)

As of March 31, 2023, we had a liability of $4.3 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the three month performance period of our 2023 STI Plan.

Postretirement Benefit Plans

The following table presents the total expense (benefit) related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Defined contribution plans[1]	$5.8	$5.7
Deferred compensation plan[2]	0.2	(0.3)
Multiemployer pension plans[1]	1.4	1.2
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	3.1	3.2
Total	$10.5	$9.8

1
Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).
2
Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to the voluntary employees’ beneficiary association that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents (“Salaried VEBA”) are included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income (expense), net, on our Statements of Consolidated Income.
3
The current service cost component of Net periodic postretirement benefit cost relating to the pension plans and the healthcare and life insurance postretirement benefit plan (“OPEB”) are included within our Statements of Consolidated Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to the pension plans and the OPEB are included within Other income (expense), net, on our Statements of Consolidated Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with the defined benefit plans: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences.

The following table presents the components of Net periodic postretirement benefit cost relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2023	2022	2023	2022	2023	2022
Service cost	$1.0	$1.4	$0.3	$0.4	$—	$—
Interest cost	0.3	0.2	0.8	0.5	0.7	0.5
Expected return on plan assets	(0.3)	(0.2)	—	—	(0.6)	(0.8)
Amortization of prior service cost[1]	—	—	—	—	1.2	1.2
Amortization of net actuarial loss (gain)	—	—	(0.3)	—	—	—
Total net periodic postretirement benefit cost	$1.0	$1.4	$0.8	$0.9	$1.3	$0.9

1
We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

4. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). As of March 31, 2023, the total amount expected to be incurred in connection with the 2022 Restructuring Plan was $4.9 million. Through March 31, 2023, we incurred total restructuring costs of $3.6 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income. We intend to be fully completed with the 2022 Restructuring Plan by December 31, 2023.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

Quarter Ended March 31,
2023
Beginning balance	$1.7
Restructuring costs	1.4
Costs paid or otherwise settled	(1.2)
Ending balance	$1.9

5. Derivatives, Hedging Programs and Other Financial Instruments

Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal, including primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and certain alloys used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to cash commitments for equipment purchases and/or other agreements denominated in foreign currency. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, treasurer, executive vice president of manufacturing and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedged transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $2.7 million and $3.3 million at March 31, 2023 and December 31, 2022, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral from them, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted from our customers at both March 31, 2023 and December 31, 2022.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy and, from time to time, zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive (loss) income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in Accumulated other comprehensive income (“AOCI”), as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2023:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	April 2023 through July 2024	63.4
Midwest premium purchase contracts[1]	April 2023 through July 2024	74.4
Midwest premium sale contracts[1]	July 2023 through September 2023	21.0

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	April 2023 through December 2023	0.9

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	April 2023 through December 2026	3,780,000

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward contracts	July 2023 through February 2024	690,816

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward contracts	May 2023 through September 2023	202,128

1
Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Loss (Gain)

The following table summarizes the amount of loss (gain) included in our Statements of Consolidated Income associated with all derivative contracts (in millions of dollars):

	Quarter Ended March 31,		Statements of Consolidated
	2023	2022	Income Classification
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$731.1	$865.9	Cost of products sold

Loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$0.5	$(18.7)	Cost of products sold
Natural gas	(0.3)	(0.9)	Cost of products sold
Electricity	—	(0.3)	Cost of products sold
Total loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges	$0.2	$(19.9)

Loss (gain) recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$—	$(0.6)	Cost of products sold
Alloying Metals – Unrealized gain	(0.1)	(1.0)	Cost of products sold
Total gain recognized in our Statements of Consolidated Income related to non-designated hedges	$(0.1)	$(1.6)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of March 31, 2023			As of December 31, 2022
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$0.8	$(3.0)	$(2.2)	$0.7	$(3.9)	$(3.2)
Midwest premium purchase contracts	0.2	(1.7)	(1.5)	0.5	(1.4)	(0.9)
Midwest premium sale contracts	0.5	—	0.5	—	—	—
Natural gas – Fixed price purchase contracts	1.7	(0.3)	1.4	4.7	—	4.7
Total cash flow hedges	3.2	(5.0)	(1.8)	5.9	(5.3)	0.6

Non-Designated Hedges:
Alloying Metals – Fixed price purchase contracts	0.1	—	0.1	—	—	—
Total non-designated hedges	0.1	—	0.1	—	—	—

Total	$3.3	$(5.0)	$(1.7)	$5.9	$(5.3)	$0.6

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2023	As of December 31, 2022
Derivative assets:
Prepaid expenses and other current assets	$2.0	$3.6
Other assets	1.3	2.3
Total derivative assets	$3.3	$5.9
Derivative liabilities:
Other accrued liabilities	$(4.9)	$(5.3)
Long-term liabilities	(0.1)	—
Total derivative liabilities	$(5.0)	$(5.3)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

During the years ended December 31, 2021 and December 31, 2019, we issued fixed rate unsecured notes with varying maturity dates (“Senior Notes”). The stated interest rates and aggregate principal amounts of our Senior Notes were: (i) 4.50% and $550.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

million (“4.50% Senior Notes”) and (ii) 4.625% and $500.0 million (“4.625% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of March 31, 2023	As of December 31, 2022
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(11.5)	(11.9)
Total carrying amount				$1,038.5	$1,038.1

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of March 31, 2023	As of December 31, 2022
4.50% Senior Notes	$451.7	$438.7
4.625% Senior Notes	$445.3	$440.4

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto, which was subsequently amended three times in March 2021, December 2021 and April 2022 (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and a maturity date of April 2027. Our effective interest rate on outstanding borrowings under the Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the Revolving Credit Facility). For borrowings outstanding during the quarter ended March 31, 2023, the rate for Base Rate Loans was equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, was equal to the Term SOFR Reference Rate (as defined in the Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2023 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	(39.4)
Less: Outstanding letters of credit under Revolving Credit Facility	(21.6)
Remaining borrowing availability	$514.0

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Senior Notes, including debt issuance cost amortization	$12.4	$12.4
Revolving Credit Facility, including commitment fees and finance cost amortization	0.9	0.4
Interest expense capitalized as construction in progress	(1.4)	(0.6)
Total interest expense	$11.9	$12.2

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending September 30, 2023. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in the next 8 to 14 months.

At March 31, 2023, our environmental accrual of $17.5 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Defined Benefit Plans:
Beginning balance	$2.8	$(21.4)
Amortization of net actuarial (gain) loss[1]	(0.3)	—
Amortization of prior service cost[1]	1.2	1.2
Less: income tax expense[2]	(0.2)	(0.3)
Other comprehensive income, net of tax	0.7	0.9
Ending balance	$3.5	$(20.5)

Cash Flow Hedges:
Beginning balance	$0.4	$17.7
Unrealized (loss) gain on cash flow hedges	(2.6)	42.3
Less: income tax benefit (expense)	0.6	(10.0)
Net unrealized (loss) gain on cash flow hedges	(2.0)	32.3
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	0.2	(19.9)
Less: income tax benefit[2]	—	4.7
Net loss (gain) reclassified from AOCI to Net income	0.2	(15.2)
Other comprehensive (loss) income, net of tax	(1.8)	17.1
Ending balance[3]	$(1.4)	$34.8

Total AOCI ending balance	$2.1	$14.3

1
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3
As of March 31, 2023, we estimate a net mark-to-market loss before tax of $3.0 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

9. Other Income (Expense), Net

The following table presents the components of Other income (expense), net (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Interest income	$0.4	$—
Net periodic postretirement benefit cost	(2.0)	(1.4)
Unrealized gain (loss) on equity securities	0.1	(0.4)
Gain on disposition of property, plant and equipment	15.0	—
All other, net	0.1	0.2
Other income (expense), net	$13.6	$(1.6)

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarters ended March 31, 2023 and March 31, 2022, we sold trade accounts receivable totaling $303.2 million and $407.4 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $7.2 million and $2.9 million, respectively. As of March 31, 2023, we had been and/or expected to be fully reimbursed by our customers for the majority of these discount fees.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Domestic	$(4.4)	$(2.9)
Foreign	(0.5)	(0.4)
Total	$(4.9)	$(3.3)

The income tax provision for the quarters ended March 31, 2023 and March 31, 2022 was $4.9 million and $3.3 million, respectively, reflecting an effective tax rate of 24% and 29%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarter ended March 31, 2023.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2022 was primarily due to: (i) an increase of 4% of pre‑tax income for the recognition of excess book benefits from stock based compensation; (ii) an increase of 1% of pre-tax income related to state tax adjustments for certain state net operating losses; and (iii) an increase of 1% of pre-tax income related to non‑deductible compensation expense, partially offset by a decrease of 2% of pre‑tax income related to a Federal Research and Development credit.

Our gross unrecognized benefits relating to uncertain tax positions were $5.5 million and $5.0 million at March 31, 2023 and December 31, 2022, respectively, of which, $5.5 million and $5.0 million would be recorded through our income tax provision and thus, impact the effective tax rate at March 31, 2023 and December 31, 2022, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

11. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income per share was calculated under the treasury stock method for the quarters ended March 31, 2023 and March 31, 2022, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2023	2022
Numerator:
Net income	$15.9	$8.1
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,940	15,866
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	156	172
Diluted	16,096	16,038

Net income per common share, Basic:	$1.00	$0.51
Net income per common share, Diluted:	$0.99	$0.51

1
Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2023 and March 31, 2022, approximately 11,000 and 33,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2023	2022
	(In millions of dollars)
Interest paid	$10.6	$11.2
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$28.8	$12.6

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$2.4	$1.1
Cash paid for amounts included in the measurement of operating lease liabilities	$2.4	$2.4
Finance lease liabilities arising from obtaining finance lease assets	$8.8	$0.2

	As of March 31,
	2023	2022
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31.5	$261.0
Restricted cash included in Other assets[1]	18.6	14.2
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$50.1	$275.2

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Net sales:
Aero/HS products	$214.0	$176.6
Packaging	354.2	448.0
GE products	162.1	251.2
Automotive Extrusions	70.8	63.8
Other products	6.5	9.2
Total net sales	$807.6	$948.8

Timing of revenue recognition:
Products transferred at a point in time	$624.8	$772.0
Products transferred over time	182.8	176.8
Total net sales	$807.6	$948.8

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Income taxes paid:
Domestic	$0.1	$0.1
Foreign	0.2	—
Total income taxes paid	$0.3	$0.1

14. Subsequent Events

Dividend Declaration. On April 13, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.6 million (including dividend equivalents) on or about May 15, 2023 to stockholders of record and the holders of certain restricted stock units at the close of business on April 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, such as the most recent disruptions experienced with our molten metal and magnesium supply chain, and other conditions that impact demand drivers in the aerospace/high strength, aluminum beverage and food packaging, general engineering, automotive and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions, volatile commodity costs and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies; and (x) stakeholder’s, including regulator’s, views regarding our environmental, social and governance (“ESG”) goals and initiatives, and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non‑GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provides useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Adjusted EBITDA to Net income, see below in “Results of Operations - Selected Operational and Financial Information.” Reconciliations of certain forward‑looking non-GAAP financial measures to comparable GAAP measures are not provided because certain items required for such reconciliations are outside of our control and/or cannot be reasonably predicted or provided without unreasonable effort.

Metal Pricing Policies

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominantly from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying index cost of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher margin products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase, and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in underlying price of primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and certain alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average Midwest Transaction Price (“Midwest Price”) plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average Midwest Price of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of Conversion Revenue to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

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

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at our rolling mill in Spokane, Washington (“Trentwood”), are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). The primary end market application of bare and coated aluminum coil, which are produced at our rolling mill in Warrick County, Indiana (“Warrick”), is Packaging for can stock applications which we sell in North America. Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, GE products and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech, general industrial and automotive applications. Our consolidated Net sales for the quarter ended March 31, 2023 totaled $807.6 million on 299.3 million pounds shipped from our facilities. We employed approximately 4,000 people at March 31, 2023.

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

Highlights of the quarter ended March 31, 2023 include:

•
Strengthening demand for commercial aerospace applications;
•
Destocking in our Packaging and GE products end markets;
•
Increasing demand for Automotive Extrusions; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.5 million paid during the quarter ended March 31, 2023.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $807.6 million and $948.8 million for the quarters ended March 31, 2023 and March 31, 2022, respectively, reflecting a 36.1 million pound decrease in shipment volume and a $0.13/lb (5%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 30.7 million pound (35%) decrease in GE products primarily due to destocking at service centers for our extruded rod and bar products, in addition to softer demand for plate due to impacts from the recently enacted semi-conductor chip export restrictions; (ii) a 21.0 million pound (12%) decrease in Packaging primarily due to destocking in the beverage can markets; and (iii) a 1.5 million pound (35%) decrease in Other products, partially offset by: (i) a 12.7 million pound (28%) increase in Aero/HS products reflecting strengthening demand for commercial aerospace applications and (ii) a 4.4 million pound (19%) increase in Automotive Extrusions. The average realized sales price per pound reflected a $0.30/lb (17%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.17/lb (16%) increase in Conversion Revenue per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. For further details, see the table below in “Selected Operational and Financial Information.”

Cost of Products Sold, Excluding Depreciation and Amortization (“Cost of products sold”). Cost of products sold for the quarter ended March 31, 2023 totaled $731.1 million, or 91% of Net sales, compared to $865.9 million, or 91% of Net sales, for the quarter ended March 31, 2022. The decrease of $134.8 million reflected a $156.6 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $21.8 million increase in net manufacturing conversion and other costs. Of the $156.6 million decrease in Hedged Cost of Alloyed Metal, $92.5 million was due to lower hedged metal prices and $64.1 million was due to lower shipment volume, see above in our “Net Sales” discussion for further details. The $21.8 million increase in net manufacturing conversion and other costs reflected: (i) a $20.5 million increase in manufacturing costs due to lower efficiencies; (ii) a $7.2 million increase in planned major maintenance for furnace rebuilds; (iii) a $4.1 million inflation driven increase in coatings costs related to Packaging products; (iv) a $3.4 million inflationary increase in energy costs; and (v) a $1.5 million increase in benefits and overhead costs, partially offset by: (i) a $7.8 million decrease in freight and other costs and (ii) a $7.0 million decrease related to lower shipments. For a further discussion of the comparative results of operations for the quarters ended March 31, 2023 and March 31, 2022, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $29.7 million and $30.2 million for the quarters ended March 31, 2023 and March 31, 2022, respectively. The decrease during the quarter ended March 31, 2023 was primarily due to a $1.3 million decrease in salaries, benefits and incentive compensation, partially offset by a $1.0 million increase in legal fees.

Restructuring Costs. Restructuring costs of $1.4 million for the quarter ended March 31, 2023 related to our restructuring plan initiated in 2022. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended March 31, 2023 and March 31, 2022 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Net income	$15.9	$8.1
Interest expense	11.9	12.2
Other (income) expense, net	(13.6)	1.6
Income tax provision	4.9	3.3
Depreciation and amortization	26.3	27.5
Non-run-rate items:
Restructuring cost	1.4	—
Mark-to-market gain on derivative instruments[1]	(0.1)	(1.0)
Acquisition costs[2]	—	0.6
Total non-run-rate items	1.3	(0.4)
Adjusted EBITDA	$46.7	$52.3

1
Mark-to-market gain on derivative instruments represented the gain on non-designated commodity hedges. Adjusted EBITDA reflects the realized gains related to these derivatives upon settlement.
2
Acquisition costs are non-run-rate acquisition-related transaction items, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended March 31, 2023 was $5.6 million lower than Adjusted EBITDA for the quarter ended March 31, 2022. Adjusted EBITDA for the quarter ended March 31, 2023 was impacted by: (i) $7.5 million of increased coating and energy costs and (ii) $7.2 million of increased planned major maintenance activity, partially offset by $6.7 million of lower freight cost. In addition, margin performance continued to be impaired by higher metal input costs associated with the ongoing inventory imbalance along with the time lag for passing through certain other commodity and production costs within our packaging operations. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended March 31,
	2023		2022
Aero/HS Products:
Shipments (mmlbs)	58.2		45.5
	$	$ / lb	$	$ / lb
Net sales	$214.0	$3.68	$176.6	$3.88
Less: Hedged Cost of Alloyed Metal	(91.6)	(1.58)	(88.8)	(1.95)
Conversion Revenue	$122.4	$2.10	$87.8	$1.93

Packaging:
Shipments (mmlbs)	153.7		174.7
	$	$ / lb	$	$ / lb
Net sales	$354.2	$2.30	$448.0	$2.56
Less: Hedged Cost of Alloyed Metal	(221.0)	(1.43)	(303.0)	(1.73)
Conversion Revenue	$133.2	$0.87	$145.0	$0.83

GE Products:
Shipments (mmlbs)	56.9		87.6
	$	$ / lb	$	$ / lb
Net sales	$162.1	$2.85	$251.2	$2.87
Less: Hedged Cost of Alloyed Metal	(82.2)	(1.45)	(154.8)	(1.77)
Conversion Revenue	$79.9	$1.40	$96.4	$1.10

Automotive Extrusions:
Shipments (mmlbs)	27.7		23.3
	$	$ / lb	$	$ / lb
Net sales	$70.8	$2.56	$63.8	$2.74
Less: Hedged Cost of Alloyed Metal	(39.6)	(1.43)	(42.0)	(1.80)
Conversion Revenue	$31.2	$1.13	$21.8	$0.94

Other Products:
Shipments (mmlbs)	2.8		4.3
	$	$ / lb	$	$ / lb
Net sales	$6.5	$2.32	$9.2	$2.14
Less: Hedged Cost of Alloyed Metal	(3.9)	(1.39)	(6.3)	(1.47)
Conversion Revenue	$2.6	$0.93	$2.9	$0.67

Total:
Shipments (mmlbs)	299.3		335.4
	$	$ / lb	$	$ / lb
Net sales	$807.6	$2.70	$948.8	$2.83
Less: Hedged Cost of Alloyed Metal[1]	(438.3)	(1.47)	(594.9)	(1.77)
Conversion Revenue	$369.3	$1.23	$353.9	$1.06

1.
Hedged Cost of Alloyed Metal for the quarters ended March 31, 2023 and March 31, 2022 was comprised of $436.7 million and $611.2 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $1.6 million and realized gains upon settlement of $16.3 million in the quarters ended March 31, 2023 and March 31, 2022, respectively, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated Income. See Note 8 of Notes to Consolidated Financial Statements included in this Report for the total realized gain on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We remain well positioned to execute in the current demand environment given our solid market position as a key supplier in diverse end markets and multi-year contracts with strategic partners. We expect demand in commercial aerospace to continue to strengthen towards pre-pandemic levels with business jet, defense and space remaining strong. In Packaging, we expect continued destocking with some lingering impacts from higher metal input costs and a lag in passing through certain costs. GE products demand is expected to be similar to the first quarter 2023 with some softening for plate resulting from the semiconductor market, while rod and bar products are expected to stabilize at current levels. In Automotive Extrusions, we do not expect a meaningful recovery until mid‑to‑late 2023.

For the second quarter 2023, we expect our consolidated Adjusted EBITDA Margin (Adjusted EBITDA as a percentage of Conversion Revenue) to be flat to slightly higher compared to the first quarter 2023. We remain cautiously optimistic that our consolidated Adjusted EBITDA and Adjusted EBITDA Margin will continue to strengthen in 2023 as we pursue cost reductions in our operations, improve manufacturing efficiencies and continue commercial actions to improve pricing.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2023	As of December 31, 2022
Available cash and cash equivalents	$31.5	$57.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	514.0	557.8
Total liquidity	$545.5	$615.2

1
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of March 31, 2023 and December 31, 2022 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits with stable, high credit quality financial institutions and, from time to time, highly liquid money market funds. For cash and cash equivalents, we are exposed to credit risk in the event of default by these financial institutions to the extent our deposit amounts exceed federally insured limits; however, we believe this risk to be remote.

See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2023.

We had $39.4 million in outstanding borrowings as of March 31, 2023 under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”), after repaying $80.1 million on total borrowings of $119.5 million incurred during the quarter ended March 31, 2023 and no borrowings for the year ended December 31, 2022. See “Sources of Liquidity” below for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2023	2022
Total cash (used in) provided by:
Operating activities	$(20.3)	$1.4
Investing activities	$(25.9)	$(28.3)
Financing activities	$25.0	$(14.9)

Cash used in operating activities for the quarter ended March 31, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade receivables of $36.9 million, primarily due to higher pricing and an increase in metal price; (ii) a decrease in accounts payable of $22.6 million primarily due to timing of payments; and (iii) an increase in inventory of $12.3 million due primarily to a higher per pound inventory cost.

Cash provided by operating activities for the quarter ended March 31, 2022 reflected results of business activity described above within “Consolidated Results of Operations,” as well as the following working capital changes: (i) an increase in trade and other receivables of $97.1 million, the majority of which was driven by Warrick receivables added during the quarter ended March 31, 2022 and the remainder of which was due to the timing and mix of sales and an increase in metal price; (ii) an increase in accounts payable of $92.9 million, the majority of which was driven by Warrick payables added during the quarter ended March 31, 2022 and higher metal cost; and (iii) an increase in inventory of $26.9 million due primarily to higher inventory pounds to satisfy increased demand, as well as a higher per pound inventory cost.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the quarters ended March 31, 2023 and March 31, 2022.

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

At April 24, 2023, we had $20.0 million in outstanding borrowings under the Revolving Credit Facility after repaying $23.9 million and incurring $4.5 million of additional borrowings subsequent to March 31, 2023.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended March 31, 2023 constituted approximately 38% of our net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Debt

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2022 for mandatory principal and cash interest payments on the outstanding borrowings.

We do not believe that covenants in the indentures governing the 4.50% Senior Notes due 2031 (“4.50% Senior Notes”) and 4.625% Senior Notes due 2028 (“4.625% Senior Notes”) are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS products and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. We continue spending on our previously announced capital project to add a fourth roll coat line at our Warrick facility to increase our capacity for higher margin coated packaging product.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2023 of approximately $170.0 million to $190.0 million, the majority of which will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at the Warrick facility. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, including the availability of surplus and/or net profits, liquidity position, anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indentures for our 4.50% Senior Notes and 4.625% Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2023 and March 31, 2022, and declared subsequent to March 31, 2023.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At March 31, 2023, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended March 31, 2023 and March 31, 2022 and (ii) minimum statutory tax withholding obligations arising during the quarters ended March 31, 2023 and March 31, 2022 in connection with the vesting of non‑vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2023, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

Except as otherwise disclosed in this Report, there has been no material change in our contractual obligations, commercial commitments or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2022.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10‑K for the year ended December 31, 2022.

There have been no material changes in our critical accounting estimates and policies since December 31, 2022.

New Accounting Pronouncements

There have been no new accounting pronouncements identified during the quarter ended March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 5 and Note 8 of Notes to Interim Consolidated Financial Statements included in this Report. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

During the quarters ended March 31, 2023 and March 31, 2022, settlements of derivative contracts covering 49.7 million pounds and 61.3 million pounds, respectively, hedged shipments sold on pricing terms that created aluminum price risk for us. At March 31, 2023, we had derivative contracts with respect to approximately 56.4 million pounds and 7.0 million pounds to hedge sales to be made in the remainder of 2023 and 2024, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the London Metal Exchange (“LME”) market price of aluminum as of March 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.3 million in both periods, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of March 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.7 million and $3.2 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of March 31, 2023, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of Alloying Metals as of March 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.1 million in both periods, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00/mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.8 million and $3.5 million as of March 31, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of March 31, 2023 and December 31, 2022.

Foreign Currency

As of March 31, 2023, we hedged certain lease transactions and equipment purchases denominated in euros and British pounds using forward swap contracts with settlement dates through February 2024. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in a $0.1 million unrealized mark-to-market loss for both periods as of March 31, 2023 and December 31, 2022, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2022.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2023:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2023 - January 31, 2023	—	$—	—	$—	$93.1
February 1, 2023 - February 28, 2023	—	—	—	—	93.1
March 1, 2023 - March 31, 2023	15,848	84.33	—	—	93.1
Total	15,848	$84.33	—	$—	n/a

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
2
In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At March 31, 2023, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
10.1	2023 Short-term Incentive Plan	X

10.2	2023-2025 Long-term Incentive Plan Management Objectives	X

10.3	2023 Form of Performance Shares Award Agreement	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: April 27, 2023