Form 10-Q
period 2023-06-30
KAISER ALUMINUM CORP
filed 2023-07-28
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, there were 16,013,164 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2023	As of December 31, 2022
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19.8	$57.4
Receivables:
Trade receivables, net	363.6	297.2
Other	25.3	73.5
Contract assets	56.3	58.6
Inventories	497.9	525.4
Prepaid expenses and other current assets	33.7	30.5
Total current assets	996.6	1,042.6
Property, plant and equipment, net	1,041.0	1,013.2
Operating lease assets	36.9	39.1
Deferred tax assets, net	5.1	7.5
Intangible assets, net	52.5	55.3
Goodwill	18.8	18.8
Other assets	116.6	112.3
Total	$2,267.5	$2,288.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236.2	$305.1
Accrued salaries, wages and related expenses	48.1	45.2
Other accrued liabilities	70.4	68.4
Total current liabilities	354.7	418.7
Long-term portion of operating lease liabilities	33.3	35.4
Pension and other postretirement benefits	78.2	69.3
Net liabilities of Salaried VEBA	16.9	16.5
Deferred tax liabilities	6.5	4.9
Long-term liabilities	85.9	74.7
Long-term debt, net	1,053.9	1,038.1
Total liabilities	1,629.4	1,657.6
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2023 and December 31, 2022; no shares were issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2023 and December 31, 2022; 22,848,450 shares issued and 16,013,164 shares outstanding at June 30, 2023; 22,776,042 shares issued and 15,940,756 shares outstanding at December 31, 2022	0.2	0.2
Additional paid in capital	1,096.6	1,090.4
Retained earnings	22.4	13.3
Treasury stock, at cost, 6,835,286 shares at both June 30, 2023 and December 31, 2022	(475.9)	(475.9)
Accumulated other comprehensive (loss) income	(5.2)	3.2
Total stockholders’ equity	638.1	631.2
Total	$2,267.5	$2,288.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions of dollars, except share and per share amounts)
Net sales	$814.1	$954.2	$1,621.7	$1,903.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	718.4	898.4	1,449.5	1,764.3
Depreciation and amortization	26.4	27.1	52.7	54.6
Selling, general, administrative, research and development	32.2	27.5	61.9	57.7
Restructuring costs	1.2	—	2.6	—
Other operating charges, net	—	3.2	—	3.2
Total costs and expenses	778.2	956.2	1,566.7	1,879.8
Operating income (loss)	35.9	(2.0)	55.0	23.2
Other (expense) income:
Interest expense	(12.1)	(12.2)	(24.0)	(24.4)
Other (expense) income, net – Note 9	(2.5)	(3.7)	11.1	(5.3)
Income (loss) before income taxes	21.3	(17.9)	42.1	(6.5)
Income tax (provision) benefit	(3.0)	4.1	(7.9)	0.8
Net income (loss)	$18.3	$(13.8)	$34.2	$(5.7)
Net income (loss) per common share:
Basic	$1.14	$(0.87)	$2.14	$(0.36)
Diluted	$1.14	$(0.87)	$2.12	$(0.36)
Weighted-average number of common shares outstanding (in thousands):
Basic	15,974	15,899	15,957	15,883
Diluted	16,083	15,899	16,090	15,883

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions of dollars)		(In millions of dollars)
Net income (loss)	$18.3	$(13.8)	$34.2	$(5.7)
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit plans	(4.6)	0.9	(3.9)	1.8
Cash flow hedges	(2.7)	(36.5)	(4.5)	(19.4)
Other comprehensive loss, net of tax	(7.3)	(35.6)	(8.4)	(17.6)
Comprehensive income (loss)	$11.0	$(49.4)	$25.8	$(23.3)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2023

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Net income	—	—	—	15.9	—	—	15.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	(1.1)
Common shares issued (including impacts from Long-Term Incentive programs)	49,128	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(15,848)	—	(1.3)	—	—	—	(1.3)
Cash dividends declared[2]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, March 31, 2023	15,974,036	$0.2	$1,092.5	$16.7	$(475.9)	$2.1	$635.6
Net Income	—	—	—	18.3	—	—	18.3
Other comprehensive loss, net of tax	—	—	—	—	—	(7.3)	(7.3)
Common shares issued (including impacts from Long-Term Incentive programs)	45,164	—	0.7	—	—	—	0.7
Cancellation of shares to cover tax withholdings upon common shares issued	(6,036)	—	(0.4)	—	—	—	(0.4)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.8	—	—	—	3.8
BALANCE, June 30, 2023	16,013,164	$0.2	$1,096.6	$22.4	$(475.9)	$(5.2)	$638.1

1
At June 30, 2023, 498,710 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
2
Dividends declared per common share were $0.77 for the quarters ended March 31, 2023 and June 30, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2022

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net income	—	—	—	8.1	—	—	8.1
Other comprehensive income, net of tax	—	—	—	—	—	18.0	18.0
Common shares issued (including impacts from Long-Term Incentive programs)	58,641	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(19,643)	—	(1.9)	—	—	—	(1.9)
Cash dividends declared[1]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2022	15,904,116	$0.2	$1,081.0	$88.6	$(475.9)	$14.3	$708.2
Net loss	—	—	—	(13.8)	—	—	(13.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(35.6)	(35.6)
Common shares issued (including impacts from Long-Term Incentive programs)	18,101	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(155)	—	—	—	—	—	—
Cash dividends declared[1]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.2	—	—	—	3.2
BALANCE, June 30, 2022	15,922,062	$0.2	$1,084.8	$62.2	$(475.9)	$(21.3)	$650.0

1
Dividends declared per common share were $0.77 for the quarters ended March 31, 2022 and June 30, 2022.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income (loss)	$34.2	$(5.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	49.9	48.1
Amortization of definite-lived intangible assets	2.8	6.5
Amortization of debt premium and debt issuance costs	1.0	1.1
Deferred income taxes	6.6	(4.1)
Non-cash equity compensation	7.9	7.8
Non-cash asset impairment charge	—	3.2
(Gain) loss on disposition of property, plant and equipment	(14.2)	2.1
Changes in operating assets and liabilities:
Trade and other receivables	(17.8)	(13.5)
Contract assets	2.3	(30.7)
Inventories	27.5	(64.0)
Prepaid expenses and other current assets	(4.7)	(5.0)
Accounts payable	(56.0)	61.8
Accrued liabilities	2.3	1.9
Long-term assets and liabilities, net	6.0	(2.5)
Net cash provided by operating activities	47.8	7.0
Cash flows from investing activities[1]:
Capital expenditures	(82.6)	(45.5)
Purchase of equity securities	(0.3)	(0.3)
Proceeds from disposition of property, plant and equipment	15.2	1.0
Net cash used in investing activities	(67.7)	(44.8)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	210.0	—
Repayment of borrowings under the Revolving Credit Facility	(195.0)	—
Cash paid for debt issuance costs	—	(1.8)
Repayment of finance lease	(1.2)	(1.0)
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(1.7)	(1.9)
Cash dividends and dividend equivalents paid	(25.1)	(25.1)
Net cash used in financing activities	(13.0)	(29.8)
Net decrease in cash, cash equivalents and restricted cash during the period	(32.9)	(67.6)
Cash, cash equivalents and restricted cash at beginning of period	71.3	317.0
Cash, cash equivalents and restricted cash at end of period	$38.4	$249.4

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

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2023 fiscal year. The financial information as of December 31, 2022 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of June 30, 2023	As of December 31, 2022
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$364.1	$297.7
Allowance for doubtful receivables	(0.5)	(0.5)
Trade receivables, net	$363.6	$297.2

Inventories[1]
Finished products	$105.0	$98.0
Work-in-process	208.8	242.5
Raw materials	171.3	174.0
Operating supplies	12.8	10.9
Inventories	$497.9	$525.4

Property, Plant and Equipment, Net
Land and improvements	$37.9	$28.4
Buildings and leasehold improvements	196.4	185.5
Machinery and equipment	1,254.8	1,232.7
Construction in progress	175.6	141.3
Property, plant and equipment, gross	1,664.7	1,587.9
Accumulated depreciation and amortization	(623.7)	(574.9)
Assets held for sale	—	0.2
Property, plant and equipment, net	$1,041.0	$1,013.2

Other Accrued Liabilities
Uncleared cash disbursements	$13.4	$13.6
Accrued income taxes and other taxes payable	9.7	8.9
Accrued interest	10.0	9.9
Short-term environmental accrual – Note 7	1.0	1.1
Short-term operating lease liabilities	9.3	9.1
Short-term finance lease liabilities	2.0	2.1
Other - Note 5	25.0	23.7
Other accrued liabilities	$70.4	$68.4

Long-Term Liabilities
Workers' compensation accrual	$32.1	$30.9
Long-term environmental accrual – Note 7	17.2	16.6
Other long-term liabilities	36.6	27.2
Long-term liabilities	$85.9	$74.7

1
At June 30, 2023 and December 31, 2022, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $82.8 million and $84.6 million, respectively.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2023 and December 31, 2022 was $10.6 million and $9.8 million, respectively. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Short-Term Incentive Plans (“STI Plans”)

As of June 30, 2023, we had a liability of $7.5 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2023 STI Plan.

Postretirement Benefit Plans

The following table presents the total expense (benefit) related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Defined contribution plans[1]	$4.3	$4.0	$10.1	$9.7
Deferred compensation plan[2]	0.4	(0.5)	0.6	(0.8)
Multiemployer pension plans[1]	1.4	1.4	2.8	2.6
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	3.3	3.3	6.4	6.5
Total	$9.4	$8.2	$19.9	$18.0

1
Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”).
2
Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to the voluntary employees’ beneficiary association that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents (“Salaried VEBA”) are included within our Statements of Consolidated Income (Loss) in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other (expense) income, net, on our Statements of Consolidated Income (Loss).
3
The current service cost component of Net periodic postretirement benefit cost relating to the pension plans and the healthcare and life insurance postretirement benefit plan (“OPEB”) are included within our Statements of Consolidated Income (Loss) in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to the pension plans and the OPEB are included within Other (expense) income, net, on our Statements of Consolidated Income (Loss).

Warrick Pension Amendment. During the quarter ended June 30, 2023, we reached a new four-year collective bargaining agreement with the United Steelworkers Local 104. In connection with the agreement, we amended the Kaiser Aluminum Warrick pension plan (“Warrick Pension Plan”) to increase certain pension benefits for covered plan participants, which resulted in an interim remeasurement of the Warrick Pension Plan as of April 30, 2023. The remeasurement increased our projected benefit obligation by $7.2 million, primarily driven by: (i) a $6.6 million increase in pre-tax prior service cost, which we recorded in Accumulated other comprehensive (loss) income (“AOCI”) and will amortize on a straight-line basis over approximately 10 years and (ii) an actuarial loss of $0.6 million due to a decrease in the discount rate. The discount rate assumption used to determine the benefit obligation in the April 30, 2023 remeasurement was 4.99% compared to 5.26% at December 31, 2022. There was no change in the April 30, 2023 remeasurement to expected long-term rate of return on plan assets assumption or expected contributions compared to December 31, 2022.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$0.8	$1.4	$0.2	$0.4	$—	$—
Interest cost	0.3	0.1	0.9	0.6	0.7	0.4
Expected return on plan assets	(0.2)	(0.2)	—	—	(0.5)	(0.7)
Amortization of prior service cost[1]	0.1	—	—	—	1.3	1.3
Amortization of net actuarial loss (gain)	—	—	(0.3)	—	—	—
Total net periodic postretirement benefit cost	$1.0	$1.3	$0.8	$1.0	$1.5	$1.0

	Pension Plans		OPEB		Salaried VEBA
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$1.8	$2.8	$0.5	$0.8	$—	$—
Interest cost	0.6	0.3	1.7	1.1	1.4	0.9
Expected return on plan assets	(0.5)	(0.4)	—	—	(1.1)	(1.5)
Amortization of prior service cost[1]	0.1	—	—	—	2.5	2.5
Amortization of net actuarial loss (gain)	—	—	(0.6)	—	—	—
Total net periodic postretirement benefit cost	$2.0	$2.7	$1.6	$1.9	$2.8	$1.9

1
We amortize prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
4. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). As of June 30, 2023, the total amount expected to be incurred in connection with the 2022 Restructuring Plan is approximately $6.0 million. Through June 30, 2023, we incurred total restructuring costs of $4.7 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income (Loss). We intend to be substantially complete with the 2022 Restructuring Plan by December 31, 2023.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

BALANCE, December 31, 2022	$1.7
Restructuring costs	1.4
Costs paid or otherwise settled	(1.2)
BALANCE, March 31, 2023	1.9
Restructuring costs	1.2
Costs paid or otherwise settled	(1.0)
BALANCE, June 30, 2023	$2.1

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedged transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $6.2 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had $0.1 million of cash collateral posted by our customers at June 30, 2023, compared to no cash collateral posted by our customers at December 31, 2022.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum and energy in addition to zinc and copper (“Alloying Metals”) used in our fabrication operations and foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive loss, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other (expense) income, net, respectively.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2023:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2023 through October 2024	91.9
Fixed price sale contracts	July 2023 through October 2023	21.6
Midwest premium purchase contracts[1]	July 2023 through October 2024	82.8
Midwest premium sale contracts[1]	July 2023 through October 2023	41.9

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2023 through December 2024	1.7

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	July 2023 through December 2026	3,360,000

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward contracts	July 2023 through June 2024	5,857,416

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contract	August 2023 through September 2023	77,742
Fixed price forward sale contract	August 2023 through September 2023	77,742

1
Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income (Loss) in Cost of products sold (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total of income and expense line items presented in our Statements of Consolidated Income (Loss) in which the effects of hedges are recorded:
Cash flow hedges	$718.4	$898.4	$1,449.5	$1,764.3

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges:
Aluminum	$5.2	$5.9	$5.7	$(12.8)
Natural gas	0.3	(1.9)	—	(2.8)
Electricity	—	(1.1)	—	(1.4)
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges	$5.5	$2.9	$5.7	$(17.0)

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$—	$(0.5)	$—	$(1.1)
Alloying Metals – Unrealized loss	0.2	2.9	0.1	1.9
Total loss recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges	$0.2	$2.4	$0.1	$0.8

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of June 30, 2023			As of December 31, 2022
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$—	$(7.1)	$(7.1)	$0.7	$(3.9)	$(3.2)
Fixed price sale contracts	0.6	—	0.6	—	—	—
Midwest premium purchase contracts	0.1	(1.1)	(1.0)	0.5	(1.4)	(0.9)
Midwest premium sale contracts	0.7	—	0.7	—	—	—
Natural gas – Fixed price purchase contracts	1.4	(0.2)	1.2	4.7	—	4.7
Foreign currency – Fixed price forward contracts	0.1	—	0.1	—	—	—
Total cash flow hedges	2.9	(8.4)	(5.5)	5.9	(5.3)	0.6

Non-Designated Hedges:
Alloying Metals – Fixed price purchase contracts	—	(0.1)	(0.1)	—	—	—
Total non-designated hedges	—	(0.1)	(0.1)	—	—	—

Total	$2.9	$(8.5)	$(5.6)	$5.9	$(5.3)	$0.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of June 30, 2023	As of December 31, 2022
Derivative assets:
Prepaid expenses and other current assets	$2.1	$3.6
Other assets	0.8	2.3
Total derivative assets	$2.9	$5.9
Derivative liabilities:
Other accrued liabilities	$(8.1)	$(5.3)
Long-term liabilities	(0.4)	—
Total derivative liabilities	$(8.5)	$(5.3)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

During the years ended December 31, 2021 and December 31, 2019, we issued fixed rate unsecured notes with varying maturity dates (“Senior Notes”). The stated interest rates and aggregate principal amounts of our Senior Notes were: (i) 4.50% and $550.0 million (“4.50% Senior Notes”) and (ii) 4.625% and $500.0 million (“4.625% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of June 30, 2023	As of December 31, 2022
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(11.1)	(11.9)
Total carrying amount				$1,038.9	$1,038.1

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of June 30, 2023	As of December 31, 2022
4.50% Senior Notes	$439.8	$438.7
4.625% Senior Notes	$437.3	$440.4

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto, which was subsequently amended three times in March 2021, December 2021 and April 2022 (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. Our effective interest rate on outstanding borrowings under the Revolving Credit Facility is based on the rates of Base Rate Loans and Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Revolving Credit Facility). For borrowings outstanding during the quarter and six months ended June 30, 2023, the rate for Base Rate Loans was equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, was equal to the Term SOFR Reference Rate (as defined in the Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2023 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	(15.0)
Less: Outstanding letters of credit under Revolving Credit Facility	(22.3)
Remaining borrowing availability	$537.7

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Senior Notes, including debt issuance cost amortization	$12.4	$12.4	$24.8	$24.8
Revolving Credit Facility, including commitment fees and finance cost amortization	1.2	0.6	2.1	1.0
Interest expense capitalized as construction in progress	(1.5)	(0.8)	(2.9)	(1.4)
Total interest expense	$12.1	$12.2	$24.0	$24.4

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending December 31, 2023. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been accepted by the OEPA and the selected remediation design work plans are completed, which we expect to occur in 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

At June 30, 2023, our environmental accrual of $18.2 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Defined Benefit Plans:
Beginning balance	$3.5	$(20.5)	$2.8	$(21.4)
Actuarial (loss) gain arising during the period	(0.6)	—	(0.6)	—
Less: income tax benefit	0.1	—	0.1	—
Net actuarial (loss) gain arising during the period	(0.5)	—	(0.5)	—
Prior service cost arising during the period	(6.6)	—	(6.6)	—
Less: income tax benefit	1.6	—	1.6	—
Net prior service cost arising during the period	(5.0)	—	(5.0)	—
Amortization of net actuarial (gain) loss[1]	(0.3)	—	(0.6)	—
Amortization of prior service cost[1]	1.4	1.3	2.6	2.5
Less: income tax expense[2]	(0.2)	(0.4)	(0.4)	(0.7)
Net amortization reclassified from AOCI to Net income (loss)	0.9	0.9	1.6	1.8
Other comprehensive (loss) income, net of tax	(4.6)	0.9	(3.9)	1.8
Ending balance	$(1.1)	$(19.6)	$(1.1)	$(19.6)

Cash Flow Hedges:
Beginning balance	$(1.4)	$34.8	$0.4	$17.7
Unrealized loss on cash flow hedges	(9.0)	(50.7)	(11.6)	(8.4)
Less: income tax benefit	2.1	12.0	2.7	2.0
Net unrealized loss on cash flow hedges	(6.9)	(38.7)	(8.9)	(6.4)
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	5.5	2.9	5.7	(17.0)
Less: income tax (expense) benefit[2]	(1.3)	(0.7)	(1.3)	4.0
Net loss (gain) reclassified from AOCI to Net income (loss)	4.2	2.2	4.4	(13.0)
Other comprehensive loss, net of tax	(2.7)	(36.5)	(4.5)	(19.4)
Ending balance[3]	$(4.1)	$(1.7)	$(4.1)	$(1.7)

Total AOCI ending balance	$(5.2)	$(21.3)	$(5.2)	$(21.3)

1
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2
Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.
3
As of June 30, 2023, we estimate a net mark-to-market loss before tax of $6.0 million in AOCI will be reclassified into Net income (loss) upon settlement within the next 12 months.

9. Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$0.2	$0.2	$0.6	$0.2
Net periodic postretirement benefit cost	(1.9)	(1.5)	(3.9)	(2.9)
Unrealized gain (loss) on equity securities	0.2	(0.7)	0.3	(1.1)
(Loss) gain on disposition of property, plant and equipment	(0.8)	—	14.2	—
All other, net	(0.2)	(1.7)	(0.1)	(1.5)
Other (expense) income, net	$(2.5)	$(3.7)	$11.1	$(5.3)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and six months ended June 30, 2023, we sold trade accounts receivable totaling $323.4 million and $626.6 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $8.0 million and $15.2 million, respectively. During the quarter and six months ended June 30, 2022, we sold trade accounts receivable totaling $482.0 million and $889.4 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.3 million and $9.2 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of June 30, 2023, we had been and/or expected to be fully reimbursed by our customers for the majority of these discount fees.

10. Income Tax Matters

The following table presents the income tax (provision) benefit by region (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$(2.5)	$4.8	$(7.0)	$2.0
Foreign	(0.5)	(0.7)	(0.9)	(1.2)
Total	$(3.0)	$4.1	$(7.9)	$0.8

The income tax (provision) benefit for the quarters ended June 30, 2023 and June 30, 2022 was $(3.0) million and $4.1 million, respectively, reflecting an effective tax rate of 14% and 23%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2023 was primarily due to a decrease of 13% related to Federal research and development and state tax credits, partially offset by: (i) an increase of 1% related to non-deductible compensation expense; (ii) an increase of 1% related to foreign withholding tax; and (iii) an increase of 1% for the recognition of excess book benefits from stock-based compensation.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2022.

The income tax (provision) benefit for the six months ended June 30, 2023 and June 30, 2022 was $(7.9) million and $0.8 million, respectively, reflecting an effective tax rate of 19% and 13%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2023 was primarily due to a decrease of 9% related to Federal research and development and state tax credits, partially offset by: (i) an increase of 1% related to non-deductible compensation expense and (ii) an increase of 1% related to foreign withholding tax.

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

Our gross unrecognized benefits relating to uncertain tax positions were $6.0 million and $5.0 million at June 30, 2023 and December 31, 2022, respectively, of which, $6.0 million and $5.0 million would be recorded through our income tax provision and thus, impact the effective tax rate at June 30, 2023 and December 31, 2022, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income (loss)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

per share was calculated under the treasury stock method for the quarters and six months ended June 30, 2023 and June 30, 2022, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$18.3	$(13.8)	$34.2	$(5.7)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,974	15,899	15,957	15,883
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	109	—	133	—
Diluted	16,083	15,899	16,090	15,883

Net income (loss) per common share, Basic:	$1.14	$(0.87)	$2.14	$(0.36)
Net income (loss) per common share, Diluted:	$1.14	$(0.87)	$2.12	$(0.36)

1
Quantities in the following discussion are denoted in whole shares. During the quarter and six months ended June 30, 2023, approximately 42,000 and 16,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter and six months ended June 30, 2022, approximately 157,000 and 161,000 shares, respectively, were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

12. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
	(In millions of dollars)
Interest paid	$22.4	$23.1
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$15.9	$19.6

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$2.6	$2.1
Cash paid for amounts included in the measurement of operating lease liabilities	$4.7	$4.9
Finance lease liabilities arising from obtaining finance lease assets	$9.1	$0.3

	As of June 30,
	2023	2022
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19.8	$235.2
Restricted cash included in Other assets[1]	18.6	14.2
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$38.4	$249.4

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Aero/HS products	$225.1	$175.4	$439.1	$352.0
Packaging	354.7	450.7	708.9	898.7
GE products	159.4	247.7	321.5	498.9
Automotive Extrusions	68.4	71.6	139.2	135.4
Other products	6.5	8.8	13.0	18.0
Total net sales	$814.1	$954.2	$1,621.7	$1,903.0

Timing of revenue recognition:
Products transferred at a point in time	$622.6	$762.9	$1,247.4	$1,534.9
Products transferred over time	191.5	191.3	374.3	368.1
Total net sales	$814.1	$954.2	$1,621.7	$1,903.0

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income taxes paid:
Domestic	$0.2	$2.3	$0.3	$2.4
Foreign	—	1.0	0.2	1.0
Total income taxes paid	$0.2	$3.3	$0.5	$3.4

14. Subsequent Events

Dividend Declaration. On July 13, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.6 million (including dividend equivalents) on or about August 15, 2023 to stockholders of record and the holders of certain restricted stock units at the close of business on July 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, and other conditions that impact demand drivers in the aerospace/high strength, aluminum beverage and food packaging, general engineering, automotive and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions, volatile commodity costs and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies; and (x) stakeholder’s, including regulator’s, views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, GE products and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech, general industrial and automotive applications. Our consolidated Net sales for the six months ended June 30, 2023 totaled $814.1 million on 314.1 million pounds shipped from our facilities. We employed approximately 4,000 people at June 30, 2023.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers and metal service centers. Approximately 75% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 25% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Highlights of the quarter ended June 30, 2023 include:

•
Strengthening demand for commercial aerospace applications and Automotive Extrusions;
•
Destocking in our Packaging and GE products end markets; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.6 million paid during the quarter ended June 30, 2023.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $814.1 million and $954.2 million for the quarters ended June 30, 2023 and June 30, 2022, respectively, reflecting a 21.0 million pound decrease in shipment volume and a $0.26/lb (9%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 23.7 million pound (30%) decrease in GE products primarily due to destocking at service centers for our plate and extruded rod and bar products; (ii) a 16.5 million pound (9%) decrease in Packaging primarily due to destocking in the beverage can markets; and (iii) a 0.2 million pound (7%) decrease in Other products, partially offset by: (i) a 15.6 million pound (32%) increase in Aero/HS products reflecting strengthening demand for commercial aerospace applications and (ii) a 3.8 million pound (16%) increase in Automotive Extrusions. The average realized sales price per pound reflected a $0.42/lb (23%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.16/lb (15%) increase in Conversion Revenue per pound reflecting higher pricing. For further details, see the table below in “Selected Operational and Financial Information.”

Net sales totaled $1,621.7 million and $1,903.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively, reflecting a 57.1 million pound (9%) decrease in shipment volume and a $0.20/lb (7%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 54.4 million pound (32%) decrease in GE products reflecting destocking at service centers for our plate and extruded rod and bar products; (ii) a 37.5 million pound (11%) decrease in Packaging reflecting destocking in the beverage can markets; and (iii) a 1.7 million pound (23%) decrease in Other products, partially offset by: (i) a 28.3 million pound (30%) increase in Aero/HS products reflecting strengthening demand for commercial aerospace applications and (ii) an 8.2 million pound (17%) increase in Automotive Extrusions reflecting increased North America automotive build rates. The average realized sales price per pound reflected a $0.37/lb (21%) decrease in average Hedged Cost of Alloyed Metal price per pound and a $0.17/lb (16%) increase in Conversion Revenue per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. For further details, see the table below in “Selected Operational and Financial Information.”

Cost of Products Sold, Excluding Depreciation and Amortization (“Cost of products sold”). Cost of products sold for the quarter ended June 30, 2023 totaled $718.4 million, or 88% of Net sales, compared to $898.4 million, or 94% of Net sales, for the quarter ended June 30, 2022. The decrease of $180.0 million reflected a $167.2 million decrease in Hedged Cost of Alloyed Metal and a $12.8 million decrease in net manufacturing conversion and other costs. Of the $167.2 million decrease in Hedged Cost of Alloyed Metal, $129.5 million was due to lower hedged metal prices and $37.7 million was due to lower shipment volume (see above in our “Net Sales” discussion for further details). The $12.8 million decrease in net manufacturing conversion and other costs reflected: (i) a $9.3 million decrease due to lower shipments; (ii) a $4.0 million decrease in major maintenance costs; (iii) a $2.2 million decrease in energy costs; and (iv) a $1.2 million decrease in other costs, partially offset by a $4.1 million increase in manufacturing costs due to higher labor and material cost. For a further discussion of the comparative results of operations for the quarters ended June 30, 2023 and June 30, 2022, see below in “Selected Operational and Financial Information.”

Cost of products sold, excluding depreciation and amortization and other items for the six months ended June 30, 2023 totaled $1,449.5 million or 89% of Net sales, compared to $1,764.3 million, or 93% of Net sales, for the six months ended June 30, 2022. The decrease of $314.8 million reflected a $323.8 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $9.1 million increase in net manufacturing conversion and other costs. Of the $323.8 million decrease in Hedged Cost of Alloyed Metal, $221.9 million was due to lower hedged metal prices and $101.9 million was due to lower shipment volume, as discussed above in “Net Sales.” The $9.1 million increase in net manufacturing conversion and other costs reflected: (i) a $26.1 million increase in manufacturing costs due to higher labor and material cost; (ii) a $4.9 million increase in the cost of coatings; (iii) a $3.2 million increase of major maintenance costs; and (iv) a $1.2 million increase in energy costs, partially offset by: (i) a $17.3 million decrease due to lower shipments and (ii) a $9.0 million decrease in other costs primarily due to lower freight costs. For a further discussion of the comparative results of operations for the six months ended June 30, 2023 and June 30, 2022, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $32.2 million and $27.5 million for the quarters ended June 30, 2023 and June 30, 2022, respectively, and $61.9 million and $57.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase during the quarter ended June 30, 2023 was primarily due to a $4.4 million increase in salaries, benefits and incentive compensation and a $1.3 million increase in legal fees, partially offset by a $1.6 million decrease in consulting and outsourced services. The increase for the six months ended June 30, 2023 compared with June 30, 2022 was primarily due to a $3.1 million increase in salaries, benefits and incentive compensation, a $2.4 million increase in legal fees and other miscellaneous expenses, partially offset by a $3.3 million decrease in consulting and outsourced services.

Restructuring Costs. Restructuring costs of $1.2 million and $2.6 million for the quarter and six months ended June 30, 2023, respectively, related to our restructuring plan initiated in 2022. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other operating charges, net. Other operating charges, net, of $3.2 million for the quarter and six months ended June 30, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and six months ended June 30, 2023 and June 30, 2022 and interest expense capitalized as part of construction in progress.

Other Expense (Income), Net. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for details.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$18.3	$(13.8)	$34.2	$(5.7)
Interest expense	12.1	12.2	24.0	24.4
Other expense (income), net	2.5	3.7	(11.1)	5.3
Income tax provision (benefit)	3.0	(4.1)	7.9	(0.8)
Depreciation and amortization	26.4	27.1	52.7	54.6
Non-run-rate items:
Restructuring cost	1.2	—	2.6	—
Mark-to-market loss on derivative instruments[1]	0.2	2.9	0.1	1.9
Non-cash asset impairment charge	—	3.2	—	3.2
Environmental expenses[2]	—	0.1	—	0.1
Acquisition costs (credits)[3]	—	(0.1)	—	0.5
Total non-run-rate items	1.4	6.1	2.7	5.7
Adjusted EBITDA	$63.7	$31.2	$110.4	$83.5

1
Mark-to-market loss on derivative instruments represented the loss on non-designated commodity hedges. Adjusted EBITDA reflects the realized loss related to these derivatives upon settlement.
2
Non-run-rate environmental expenses are related to legacy activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
3
Acquisition costs (credits) are non-run-rate acquisition-related transaction items, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for the quarter ended June 30, 2023 was $32.5 million higher than Adjusted EBITDA for the quarter ended June 30, 2022. Adjusted EBITDA for the quarter ended June 30, 2023 was impacted by: (i) improved pricing and mix, partially offset by higher metal input cost; (ii) a reduction in labor and material cost; (iii) a decrease in freight costs; (iv) a decrease in major maintenance, primarily due to timing; and (v) a decrease in energy costs, partially offset by an increase in overhead, benefit and incentive costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the six months ended June 30, 2023 was $26.9 million higher than Adjusted EBITDA for the six months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 was impacted by: (i) improved pricing and mix, partially offset by higher metal input cost and (ii) a decrease in freight costs, partially offset by: (i) an increase in labor and material costs; (ii) an increase in overhead, benefit and incentive costs; (iii) an increase in major maintenance; and (iv) an increase in energy costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Aero/HS Products:
Shipments (mmlbs)	63.9		48.3		122.1		93.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$225.1	$3.52	$175.4	$3.63	$439.1	$3.60	$352.0	$3.75
Less: Hedged Cost of Alloyed Metal	(94.6)	(1.48)	(87.4)	(1.81)	(186.2)	(1.53)	(176.2)	(1.88)
Conversion Revenue	$130.5	$2.04	$88.0	$1.82	$252.9	$2.07	$175.8	$1.87

Packaging:
Shipments (mmlbs)	163.3		179.8		317.0		354.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$354.7	$2.17	$450.7	$2.51	$708.9	$2.24	$898.7	$2.54
Less: Hedged Cost of Alloyed Metal	(221.0)	(1.35)	(304.6)	(1.70)	(442.0)	(1.40)	(607.6)	(1.72)
Conversion Revenue	$133.7	$0.82	$146.1	$0.81	$266.9	$0.84	$291.1	$0.82

GE Products:
Shipments (mmlbs)	56.3		80.0		113.2		167.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$159.4	$2.83	$247.7	$3.10	$321.5	$2.84	$498.9	$2.98
Less: Hedged Cost of Alloyed Metal	(78.2)	(1.39)	(158.2)	(1.98)	(160.4)	(1.42)	(313.0)	(1.87)
Conversion Revenue	$81.2	$1.44	$89.5	$1.12	$161.1	$1.42	$185.9	$1.11

Automotive Extrusions:
Shipments (mmlbs)	27.8		24.0		55.5		47.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$68.4	$2.46	$71.6	$2.98	$139.2	$2.51	$135.4	$2.86
Less: Hedged Cost of Alloyed Metal	(38.0)	(1.37)	(47.0)	(1.95)	(77.6)	(1.40)	(89.0)	(1.88)
Conversion Revenue	$30.4	$1.09	$24.6	$1.03	$61.6	$1.11	$46.4	$0.98

Other Products:
Shipments (mmlbs)	2.8		3.0		5.6		7.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$6.5	$2.32	$8.8	$2.93	$13.0	$2.32	$18.0	$2.47
Less: Hedged Cost of Alloyed Metal	(3.8)	(1.36)	(5.6)	(1.86)	(7.7)	(1.37)	(11.9)	(1.63)
Conversion Revenue	$2.7	$0.96	$3.2	$1.07	$5.3	$0.95	$6.1	$0.84

Total:
Shipments (mmlbs)	314.1		335.1		613.4		670.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$814.1	$2.59	$954.2	$2.85	$1,621.7	$2.64	$1,903.0	$2.84
Less: Hedged Cost of Alloyed Metal[1]	(435.6)	(1.38)	(602.8)	(1.80)	(873.9)	(1.42)	(1,197.7)	(1.79)
Conversion Revenue	$378.5	$1.21	$351.4	$1.05	$747.8	$1.22	$705.3	$1.05

1.
Hedged Cost of Alloyed Metal for the quarters ended June 30, 2023 and June 30, 2022 included $428.8 million and $594.1 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $6.8 million and $8.7 million in the quarters ended June 30, 2023 and June 30, 2022, respectively, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated Income (Loss). Hedged Cost of Alloyed Metal for the six months ended June 30, 2023 and June 30, 2022 was comprised of $865.6 million and $1,205.3 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $8.3 million and realized gains upon settlement of $7.6 million in the six months ended June 30, 2023 and June 30, 2022, respectively, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated Income (Loss). See Note 5 of Notes to Consolidated Financial Statements included in this Report for the total realized loss (gain) on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We remain well positioned in the current mixed demand environment as a key supplier in diverse end markets with multi-year contracts with strategic partners. We expect demand in commercial aerospace to continue to strengthen and approach pre-pandemic levels by the end of 2023, with business jet, defense and space all remaining strong. In Packaging, we expect continued destocking, albeit at a lesser rate due to contractual minimums in place with our customers. GE products demand is expected to decline due to destocking and the anticipated seasonal decline typical of the third quarter. In automotive, we expect the market to continue to recover into 2024.

As a result, we expect our consolidated Adjusted EBITDA and Adjusted EBITDA margin in the third quarter 2023 to be more in line with our adjusted first quarter 2023 results. We continue to believe our full year 2022 Adjusted EBITDA represented the trough and remain cautiously optimistic our full year 2023 consolidated Adjusted EBITDA and Adjusted EBITDA margin will improve as we pursue cost reductions in our operations, improve manufacturing efficiencies and continue commercial actions to improve pricing.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of June 30, 2023	As of December 31, 2022
Available cash and cash equivalents	$19.8	$57.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	537.7	557.8
Total liquidity	$557.5	$615.2

1
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of June 30, 2023 and December 31, 2022 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits with stable, high credit quality financial institutions and, from time to time, highly liquid money market funds. For cash and cash equivalents, we are exposed to credit risk in the event of default by these financial institutions to the extent our deposit amounts exceed federally insured limits; however, we believe this risk to be remote.

See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2023.

We had $15.0 million in outstanding borrowings as of June 30, 2023 under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”), after repaying $195.0 million on total borrowings of $210.0 million incurred during the six months ended June 30, 2023 and no borrowings for the year ended December 31, 2022. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Six Months Ended June 30,
	2023	2022
Total cash provided by (used in):
Operating activities	$47.8	$7.0
Investing activities	$(67.7)	$(44.8)
Financing activities	$(13.0)	$(29.8)

Cash provided by operating activities for the six months ended June 30, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) a decrease in accounts payable of $56.0 million primarily due to a decrease in metal purchases and timing of payments; (ii) a decrease in inventory of $27.5 million due to improved inventory management; and (iii) an increase in trade and other receivables of $17.8 million primarily due to increased pricing and an increase in metal costs.

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

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and June 30, 2022.

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

At July 24, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2023 constituted approximately 41% of our net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

We also pay quarterly dividend equivalents to the holders of certain restricted stock units. Holders of performance shares are not paid a quarterly dividend equivalent, but instead are entitled to receive, in connection with the issuance of underlying shares of common stock for performance shares that ultimately vest, a one-time payment equal to the dividends such holders would have received if the number of such shares of common stock so issued had been held of record by such holders from the date of grant of such performance shares through the date of such issuance.

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2023 and June 30, 2022, and declared subsequent to June 30, 2023.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At June 30, 2023, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended June 30, 2023 and June 30, 2022 and (ii) minimum statutory tax withholding obligations arising during the quarters ended June 30, 2023 and June 30, 2022 in connection with the vesting of non‑vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

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

New Accounting Pronouncements

There have been no new accounting pronouncements identified during the quarter ended June 30, 2023.

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

Aluminum

During the six months ended June 30, 2023 and June 30, 2022, settlements of derivative contracts were for 106.7 million pounds and 137.0 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At June 30, 2023, we had derivative contracts with respect to approximately 53.8 million pounds and 16.5 million pounds to hedge sales to be made in the remainder of 2023 and 2024, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the London Metal Exchange market price of aluminum as of June 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.0 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of June 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.0 million and $3.2 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of June 30, 2023, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of Alloying Metals as of June 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.2 million and $0.1 million, respectively, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00/mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.4 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of June 30, 2023 and December 31, 2022.

Foreign Currency

As of June 30, 2023, we hedged certain lease transactions and equipment purchases denominated in euros and British pounds using forward swap contracts with settlement dates through June 2024. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2023:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2023 - April 30, 2023	1,446	$74.63	—	$—	$93.1
May 1, 2023 - May 31, 2023	—	—	—	—	93.1
June 1, 2023 - June 30, 2023	4,590	65.33	—	—	93.1
Total	6,036	$67.56	—	$—	n/a

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
2
In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At June 30, 2023, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

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

KAISER ALUMINUM CORPORATION

/s/ Neal E. West
Neal E. West
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Vijai Narayan
Vijai Narayan
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 27, 2023