Form 10-Q
period 2023-09-30
KAISER ALUMINUM CORP
filed 2023-10-26
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, there were 16,014,474 shares of common stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2023	As of December 31, 2022
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$44.6	$57.4
Receivables:
Trade receivables, net	351.5	297.2
Other	7.6	73.5
Contract assets	52.6	58.6
Inventories	488.6	525.4
Prepaid expenses and other current assets	39.5	30.5
Total current assets	984.4	1,042.6
Property, plant and equipment, net	1,057.5	1,013.2
Operating lease assets	34.6	39.1
Deferred tax assets, net	5.0	7.5
Intangible assets, net	51.1	55.3
Goodwill	18.8	18.8
Other assets	116.7	112.3
Total	$2,268.1	$2,288.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243.2	$305.1
Accrued salaries, wages and related expenses	50.7	45.2
Other accrued liabilities	73.1	68.4
Total current liabilities	367.0	418.7
Long-term portion of operating lease liabilities	31.1	35.4
Pension and other postretirement benefits	79.4	69.3
Net liabilities of Salaried VEBA	17.0	16.5
Deferred tax liabilities	8.0	4.9
Long-term liabilities	85.5	74.7
Long-term debt, net	1,039.4	1,038.1
Total liabilities	1,627.4	1,657.6
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2023 and December 31, 2022; no shares were issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2023 and December 31, 2022; 22,849,104 shares issued and 16,013,818 shares outstanding at September 30, 2023; 22,776,042 shares issued and 15,940,756 shares outstanding at December 31, 2022	0.2	0.2
Additional paid in capital	1,100.4	1,090.4
Retained earnings	15.2	13.3
Treasury stock, at cost, 6,835,286 shares at both September 30, 2023 and December 31, 2022	(475.9)	(475.9)
Accumulated other comprehensive income	0.8	3.2
Total stockholders’ equity	640.7	631.2
Total	$2,268.1	$2,288.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions of dollars, except share and per share amounts)
Net sales	$743.6	$748.9	$2,365.3	$2,651.9
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	665.2	694.9	2,114.7	2,459.2
Depreciation and amortization	27.2	25.8	79.9	80.4
Selling, general, administrative, research and development	30.5	25.2	92.4	82.9
Restructuring costs	1.6	—	4.2	—
Other operating charges, net	—	—	—	3.2
Total costs and expenses	724.5	745.9	2,291.2	2,625.7
Operating income	19.1	3.0	74.1	26.2
Other (expense) income:
Interest expense	(11.4)	(12.1)	(35.4)	(36.5)
Other (expense) income, net – Note 9	(2.2)	12.7	8.9	7.4
Income (loss) before income taxes	5.5	3.6	47.6	(2.9)
Income tax provision	(0.1)	(1.1)	(8.0)	(0.3)
Net income (loss)	$5.4	$2.5	$39.6	$(3.2)

Net income (loss) per common share:
Basic	$0.34	$0.16	$2.48	$(0.20)
Diluted	$0.34	$0.16	$2.46	$(0.20)
Weighted-average number of common shares outstanding (in thousands):
Basic	15,995	15,926	15,970	15,897
Diluted	16,154	16,029	16,110	15,897

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions of dollars)		(In millions of dollars)
Net income (loss)	$5.4	$2.5	$39.6	$(3.2)
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.8	1.0	(3.1)	2.8
Cash flow hedges	5.2	(1.4)	0.7	(20.8)
Other comprehensive income (loss), net of tax	6.0	(0.4)	(2.4)	(18.0)
Comprehensive income (loss)	$11.4	$2.1	$37.2	$(21.2)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2023

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Net income	—	—	—	15.9	—	—	15.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	(1.1)
Common shares issued (including impacts from Long-Term Incentive programs)	49,128	—	—	—	—	—	—
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(15,848)	—	(1.3)	—	—	—	(1.3)
Cash dividends declared[2]	—	—	—	(12.5)	—	—	(12.5)
Amortization of unearned equity compensation	—	—	3.4	—	—	—	3.4
BALANCE, March 31, 2023	15,974,036	$0.2	$1,092.5	$16.7	$(475.9)	$2.1	$635.6
Net income	—	—	—	18.3	—	—	18.3
Other comprehensive loss, net of tax	—	—	—	—	—	(7.3)	(7.3)
Common shares issued (including impacts from Long-Term Incentive programs)	45,164	—	0.7	—	—	—	0.7
Cancellation of shares to cover tax withholdings upon common shares issued	(6,036)	—	(0.4)	—	—	—	(0.4)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.8	—	—	—	3.8
BALANCE, June 30, 2023	16,013,164	$0.2	$1,096.6	$22.4	$(475.9)	$(5.2)	$638.1
Net income	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	6.0	6.0
Common shares issued (including impacts from Long-Term Incentive programs)	1,000	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(346)	—	(0.1)	—	—	—	(0.1)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	3.9	—	—	—	3.9
BALANCE, September 30, 2023	16,013,818	$0.2	$1,100.4	$15.2	$(475.9)	$0.8	$640.7

1
At September 30, 2023, 506,918 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”).
2
Dividends declared per common share were $0.77 for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2022

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income (loss)	$39.6	$(3.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	75.7	72.5
Amortization of definite-lived intangible assets	4.2	7.9
Amortization of debt premium and debt issuance costs	1.6	1.6
Deferred income taxes	6.3	(3.5)
Non-cash equity compensation	11.8	11.1
Non-cash asset impairment charge	—	3.2
Gain on disposition of property, plant and equipment	(14.0)	(6.3)
Changes in operating assets and liabilities:
Trade and other receivables	11.7	17.3
Contract assets	6.0	12.2
Inventories	36.8	(133.5)
Prepaid expenses and other current assets	(6.8)	(4.3)
Accounts payable	(53.9)	(40.6)
Accrued liabilities	10.6	8.3
Long-term assets and liabilities, net	8.0	(1.3)
Net cash provided by (used in) operating activities	137.6	(58.6)
Cash flows from investing activities[1]:
Capital expenditures	(120.0)	(82.4)
Purchase of equity securities	(0.3)	(0.3)
Proceeds from sale of equity securities	0.1	—
Proceeds from disposition of property, plant and equipment	15.2	11.0
Net cash used in investing activities	(105.0)	(71.7)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	215.1	—
Repayment of borrowings under the Revolving Credit Facility	(215.1)	—
Cash paid for debt issuance costs	—	(1.8)
Repayment of finance lease	(1.7)	(1.0)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(2.8)
Cash dividends and dividend equivalents paid	(37.7)	(37.6)
Net cash used in financing activities	(41.2)	(43.2)
Net decrease in cash, cash equivalents and restricted cash during the period	(8.6)	(173.5)
Cash, cash equivalents and restricted cash at beginning of period	71.3	317.0
Cash, cash equivalents and restricted cash at end of period	$62.7	$143.5

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of September 30, 2023	As of December 31, 2022
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$352.1	$297.7
Allowance for doubtful receivables	(0.6)	(0.5)
Trade receivables, net	$351.5	$297.2

Inventories[1]
Finished products	$98.8	$98.0
Work-in-process	217.0	242.5
Raw materials	158.3	174.0
Operating supplies	14.5	10.9
Inventories	$488.6	$525.4

Property, Plant and Equipment, Net
Land and improvements	$38.4	$28.4
Buildings and leasehold improvements	199.6	185.5
Machinery and equipment	1,255.4	1,232.7
Construction in progress	203.1	141.3
Property, plant and equipment, gross	1,696.5	1,587.9
Accumulated depreciation and amortization	(639.0)	(574.9)
Assets held for sale	—	0.2
Property, plant and equipment, net	$1,057.5	$1,013.2

Other Accrued Liabilities
Uncleared cash disbursements	$23.3	$13.6
Accrued income taxes and other taxes payable	10.7	8.9
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 7	1.1	1.1
Short-term operating lease liabilities	8.2	9.1
Short-term finance lease liabilities	2.1	2.1
Other – Note 5	17.4	23.7
Other accrued liabilities	$73.1	$68.4

Long-Term Liabilities
Workers' compensation accrual	$32.2	$30.9
Long-term environmental accrual – Note 7	16.7	16.6
Other long-term liabilities	36.6	27.2
Long-term liabilities	$85.5	$74.7

1
At September 30, 2023 and December 31, 2022, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $58.7 million and $84.6 million, respectively.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2023 and December 31, 2022 was $10.6 million and $9.8 million, respectively. The assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Short-Term Incentive Plans (“STI Plans”)

As of September 30, 2023, we had a liability of $9.4 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2023 STI Plan.

Postretirement Benefit Plans

The following table presents the total expense (benefit) related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Defined contribution plans[1]	$4.3	$3.9	$14.4	$13.6
Deferred compensation plan[2]	—	(0.1)	0.6	(0.9)
Multiemployer pension plans[1]	1.4	1.3	4.2	3.9
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	3.3	3.1	9.7	9.6
Total	$9.0	$8.2	$28.9	$26.2

1
Substantially all of the expense related to employee benefits are in Cost of products sold, excluding depreciation and amortization (“Cost of products sold” or “COGS”) with the remaining balance in Selling, general, administrative, research and development (“SG&A and R&D”) within our Statements of Consolidated Income (Loss).
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

Warrick Pension Amendment. During the quarter ended June 30, 2023, we reached a new four-year collective bargaining agreement with the United Steelworkers Local 104. In connection with the agreement, we amended the Kaiser Aluminum Warrick pension plan (“Warrick Pension Plan”) to increase certain pension benefits for covered plan participants, which resulted in an interim remeasurement of the Warrick Pension Plan as of April 30, 2023. The remeasurement increased our projected benefit obligation by $7.2 million, primarily driven by: (i) a $6.6 million increase in pre-tax prior service cost, which we recorded in Accumulated other comprehensive income (“AOCI”) and amortize on a straight-line basis over approximately 10 years and (ii) an actuarial loss of $0.6 million due to a decrease in the discount rate. The discount rate assumption used to determine the benefit obligation in the April 30, 2023 remeasurement was 4.99% compared to 5.26% at December 31, 2022. There was no change in the April 30, 2023 remeasurement to expected long-term rate of return on plan assets assumption or expected contributions compared to December 31, 2022.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$1.0	$1.5	$0.3	$0.4	$—	$—
Interest cost	0.3	0.1	0.8	0.5	0.7	0.5
Expected return on plan assets	(0.3)	(0.3)	—	—	(0.6)	(0.8)
Amortization of prior service cost[1]	0.2	—	—	—	1.2	1.2
Amortization of net actuarial gain	—	—	(0.3)	—	—	—
Total net periodic postretirement benefit cost	$1.2	$1.3	$0.8	$0.9	$1.3	$0.9

	Pension Plans		OPEB		Salaried VEBA
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$2.8	$4.3	$0.8	$1.2	$—	$—
Interest cost	0.9	0.4	2.5	1.6	2.1	1.4
Expected return on plan assets	(0.8)	(0.7)	—	—	(1.7)	(2.3)
Amortization of prior service cost[1]	0.3	—	—	—	3.7	3.7
Amortization of net actuarial gain	—	—	(0.9)	—	—	—
Total net periodic postretirement benefit cost	$3.2	$4.0	$2.4	$2.8	$4.1	$2.8

1
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

4. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). As of September 30, 2023, the total amount expected to be incurred in connection with the 2022 Restructuring Plan is approximately $8 million. Through September 30, 2023, we incurred total restructuring costs of $6.3 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income (Loss). We intend to be substantially complete with the 2022 Restructuring Plan by December 31, 2023.

The following table summarizes activity relating to restructuring plan liabilities (in millions of dollars):

BALANCE, December 31, 2022	$1.7
Restructuring costs	1.4
Costs paid or otherwise settled	(1.2)
BALANCE, March 31, 2023	1.9
Restructuring costs	1.2
Costs paid or otherwise settled	(1.0)
BALANCE, June 30, 2023	2.1
Restructuring costs	1.6
Costs paid or otherwise settled	(1.8)
BALANCE, September 30, 2023	$1.9

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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our chief executive officer, chief financial officer, chief accounting officer, treasurer, executive vice president of manufacturing and other officers and employees selected by the chief executive officer. The Hedging Committee meets regularly to review commodity price exposures, derivative positions and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedged transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $0.6 million and $3.3 million at September 30, 2023 and December 31, 2022, respectively, and we had no collateral posted as of those dates.

Additionally, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both September 30, 2023 and December 31, 2022.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Alloying Metals Hedges. We are exposed to the risk of fluctuating prices for alloying metals used as raw materials in our fabrication operations. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in certain alloying metals prices that are not passed through pursuant to the terms of our customer contracts.

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2023:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME[1]	October 2023 through December 2025	101.4
Fixed price sale contracts for LME[1]	October 2023 through April 2024	29.7
Fixed price purchase contracts for Midwest premium[2]	October 2023 through December 2025	85.4
Fixed price sale contracts for Midwest premium[2]	October 2023 through May 2024	48.9

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2023 through December 2025	3.7

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	October 2023 through December 2026	3,130,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	January 2024 through December 2024	35,136

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward contracts	October 2023 through June 2024	3,047,291

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contract	November 2023 through May 2024	393,693

1
LME stands for: London Metal Exchange
2
The Midwest premium represents the premium over the London Metal Exchange price for primary aluminum which is incurred on our purchases of primary aluminum.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income (Loss) in Cost of products sold, excluding depreciation and amortization (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total of income and expense line items presented in our Statements of Consolidated Income (Loss) in which the effects of hedges are recorded:
Cash flow hedges	$665.2	$694.9	$2,114.7	$2,459.2

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges:
Aluminum	$4.4	$14.2	$10.1	$1.4
Natural gas	0.1	(2.3)	0.1	(5.1)
Electricity	—	(3.8)	—	(5.2)
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges	$4.5	$8.1	$10.2	$(8.9)

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$0.1	$0.3	$0.1	$(0.8)
Alloying Metals – Unrealized (gain) loss	(0.3)	—	(0.2)	1.9
Total (gain) loss recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges	$(0.2)	$0.3	$(0.1)	$1.1

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of September 30, 2023			As of December 31, 2022
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts	$4.8	$(1.2)	$3.6	$0.7	$(3.9)	$(3.2)
Fixed price sale contracts	—	(1.4)	(1.4)	—	—	—
Midwest premium purchase contracts	—	(1.8)	(1.8)	0.5	(1.4)	(0.9)
Midwest premium sale contracts	0.6	—	0.6	—	—	—
Natural gas – Fixed price purchase contracts	1.2	(0.2)	1.0	4.7	—	4.7
Electricity – Fixed price purchase contracts	0.4	(0.4)	—	—	—	—
Foreign currency – Fixed price forward contracts	—	(0.1)	(0.1)	—	—	—
Total cash flow hedges	7.0	(5.1)	1.9	5.9	(5.3)	0.6

Non-Designated Hedges:
Alloying Metals – Fixed price purchase contracts	0.2	—	0.2	—	—	—
Total non-designated hedges	0.2	—	0.2	—	—	—

Total	$7.2	$(5.1)	$2.1	$5.9	$(5.3)	$0.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of September 30, 2023	As of December 31, 2022
Derivative assets:
Prepaid expenses and other current assets	$5.9	$3.6
Other assets	1.3	2.3
Total derivative assets	$7.2	$5.9
Derivative liabilities:
Other accrued liabilities	$(4.8)	$(5.3)
Long-term liabilities	(0.3)	—
Total derivative liabilities	$(5.1)	$(5.3)

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

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of September 30, 2023	As of December 31, 2022
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(10.6)	(11.9)
Total carrying amount				$1,039.4	$1,038.1

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of September 30, 2023	As of December 31, 2022
4.50% Senior Notes	$435.7	$438.7
4.625% Senior Notes	$436.6	$440.4

Revolving Credit Facility

In October 2019, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto, which was subsequently amended three times in March 2021, December 2021 and April 2022 (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. Our effective interest rate on outstanding borrowings under the Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the Revolving Credit Facility). For borrowings outstanding during the quarter and nine months ended September 30, 2023, the rate for Base Rate Loans was equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, was equal to the Term SOFR Reference Rate (as defined in the Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2023 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$556.1
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(26.6)
Remaining borrowing availability	$529.5

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Senior Notes, including debt issuance cost amortization	$12.4	$12.4	$37.2	$37.2
Revolving Credit Facility, including commitment fees and finance cost amortization	0.8	0.6	2.9	1.6
Interest expense capitalized as construction in progress	(1.8)	(0.9)	(4.7)	(2.3)
Total interest expense	$11.4	$12.1	$35.4	$36.5

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark, Ohio (“Newark”) facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We are currently preparing the required feasibility study, which we expect to submit to the OEPA for review during the quarter ending December 31, 2023 and may result in an adjustment to our environmental liability. The actual and final remediation cost estimates will not be fully determinable until the

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

feasibility study has been submitted to the OEPA and the selected remediation design work plans are completed, which we expect to occur in 2024.

At September 30, 2023, our environmental accrual of $17.8 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Defined Benefit Plans:
Beginning balance	$(1.1)	$(19.6)	$2.8	$(21.4)
Actuarial loss arising during the period	—	—	(0.6)	—
Less: income tax benefit	—	—	0.1	—
Net actuarial loss arising during the period	—	—	(0.5)	—
Prior service cost arising during the period	—	—	(6.6)	—
Less: income tax benefit	—	—	1.6	—
Net prior service cost arising during the period	—	—	(5.0)	—
Amortization of net actuarial gain[1]	(0.3)	—	(0.9)	—
Amortization of prior service cost[1]	1.4	1.2	4.0	3.7
Less: income tax expense[2]	(0.3)	(0.2)	(0.7)	(0.9)
Net amortization reclassified from AOCI to Net income (loss)	0.8	1.0	2.4	2.8
Other comprehensive income (loss), net of tax	0.8	1.0	(3.1)	2.8
Ending balance	$(0.3)	$(18.6)	$(0.3)	$(18.6)

Cash Flow Hedges:
Beginning balance	$(4.1)	$(1.7)	$0.4	$17.7
Unrealized gain (loss) on cash flow hedges	2.4	(9.8)	(9.2)	(18.2)
Less: income tax (expense) benefit	(0.6)	2.2	2.1	4.2
Net unrealized gain (loss) on cash flow hedges	1.8	(7.6)	(7.1)	(14.0)
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	4.5	8.1	10.2	(8.9)
Less: income tax (expense) benefit[2]	(1.1)	(1.9)	(2.4)	2.1
Net loss (gain) reclassified from AOCI to Net income (loss)	3.4	6.2	7.8	(6.8)
Other comprehensive income (loss), net of tax	5.2	(1.4)	0.7	(20.8)
Ending balance[3]	$1.1	$(3.1)	$1.1	$(3.1)

Total AOCI ending balance	$0.8	$(21.7)	$0.8	$(21.7)

1
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3
As of September 30, 2023, we estimate a net mark-to-market gain before tax of $1.0 million in AOCI will be reclassified into Net income (loss) upon settlement within the next 12 months.

9. Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$0.6	$0.4	$1.2	$0.6
Net periodic postretirement benefit cost	(2.2)	(1.4)	(6.1)	(4.3)
Unrealized (loss) gain on equity securities	(0.1)	(0.3)	0.2	(1.4)
(Loss) gain on disposition of property, plant and equipment	(0.2)	8.4	14.0	6.3
Post-acquisition funding received from Alcoa Corporation[1]	—	6.0	—	6.0
All other, net	(0.3)	(0.4)	(0.4)	0.2
Other (expense) income, net	$(2.2)	$12.7	$8.9	$7.4

\

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.
Reimbursement received for repairs and maintenance expenditures on certain machinery and equipment that we had purchased from Alcoa Corporation in connection with our March 31, 2021 acquisition of the Warrick rolling mill.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and nine months ended September 30, 2023, we sold trade accounts receivable totaling $315.9 million and $942.5 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $7.6 million and $22.8 million, respectively. During the quarter and nine months ended September 30, 2022, we sold trade accounts receivable totaling $359.2 million and $1,248.6 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.2 million and $15.4 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of September 30, 2023, we had been and/or expected to be fully reimbursed by our customers for the majority of these discount fees.

10. Income Tax Matters

The following table presents the income tax (provision) benefit by region (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$0.1	$(1.0)	$(6.9)	$0.9
Foreign	(0.2)	(0.1)	(1.1)	(1.2)
Total	$(0.1)	$(1.1)	$(8.0)	$(0.3)

The income tax (provision) benefit for the quarters ended September 30, 2023 and September 30, 2022 was $(0.1) million and $(1.1) million, respectively, reflecting an effective tax rate of 2% and 33%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2023 was primarily due to a decrease of 30% related to Federal research and development credits, partially offset by: (i) an increase of 4% for return to provision differences and (ii) an increase of 3% related to non-deductible compensation expense.

The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2022 was primarily due to an increase of 13% for a change in forecasted earnings and its impact on the annual effective tax rate, partially offset by a decrease of 5% for the recognition of excess book benefits from stock-based compensation.

The income tax (provision) benefit for the nine months ended September 30, 2023 and September 30, 2022 was $(8.0) million and $(0.3) million, respectively, reflecting an effective tax rate of 17% and (14%), respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2023 was primarily due to (i) a decrease of 9% related to Federal research and development tax credits; and (ii) a decrease of 2% for return to provision differences, partially offset by: (i) an increase of 2% related to non-deductible compensation expense and (ii) an increase of 1% related to foreign withholding tax.

The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2022 was primarily due to: (i) a decrease of 42% related to a Federal Research and Development Credit; (ii) a decrease of 11% for the recognition of excess book benefits from stock-based compensation; (iii) a decrease of 4% related to the valuation allowance for certain state net operating losses; and (iv) a decrease of 2% related to unrecognized tax benefits, including interest and penalties, partially offset by an increase related to permanent items of 21%, including non-deductible compensation expense and foreign withholding tax.

Our gross unrecognized benefits relating to uncertain tax positions were $6.3 million and $5.0 million at September 30, 2023 and December 31, 2022, respectively, of which, $6.3 million and $5.0 million would be recorded through our income tax provision and thus, impact the effective tax rate at September 30, 2023 and December 31, 2022, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Diluted net income (loss) per share was calculated under the treasury stock method for the quarters and nine months ended September 30, 2023 and September 30, 2022, which in both periods was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$5.4	$2.5	$39.6	$(3.2)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,995	15,926	15,970	15,897
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[1]	159	103	140	—
Diluted	16,154	16,029	16,110	15,897

Net income (loss) per common share, Basic:	$0.34	$0.16	$2.48	$(0.20)
Net income (loss) per common share, Diluted:	$0.34	$0.16	$2.46	$(0.20)
1
Quantities in the following discussion are denoted in whole shares. During the quarters ended September 30, 2023 and 2022, and nine months ended September 30, 2023, approximately 4,800, 36,000 and 14,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the nine months ended September 30, 2022, approximately 141,000 shares were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

12. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
	(In millions of dollars)
Interest paid	$32.7	$34.2
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$20.5	$40.6

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.2	$2.7
Cash paid for amounts included in the measurement of operating lease liabilities	$7.2	$7.3
Finance lease liabilities arising from obtaining finance lease assets	$9.6	$0.4

	As of September 30,
	2023	2022
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44.6	$129.3
Restricted cash included in Other assets[1]	18.1	14.2
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$62.7	$143.5

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Aero/HS products	$223.3	$140.8	$662.4	$492.8
Packaging	312.2	341.5	1,021.1	1,240.2
GE products	143.6	200.3	465.1	699.2
Automotive Extrusions	60.1	60.6	199.3	196.0
Other products	4.4	5.7	17.4	23.7
Total net sales	$743.6	$748.9	$2,365.3	$2,651.9

Timing of revenue recognition:
Products transferred at a point in time	$595.7	$630.2	$1,843.1	$2,165.1
Products transferred over time	147.9	118.7	522.2	486.8
Total net sales	$743.6	$748.9	$2,365.3	$2,651.9

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income taxes paid:
Domestic	$—	$0.3	$0.3	$2.7
Foreign	—	1.6	0.2	2.6
Total income taxes paid	$—	$1.9	$0.5	$5.3

14. Subsequent Events

Dividend Declaration. On October 12, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.6 million (including dividend equivalents) on or about November 15, 2023 to stockholders of record and the holders of certain restricted stock units at the close of business on October 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, and other conditions that impact demand drivers in the aerospace/high strength, aluminum beverage and food packaging, general engineering, automotive and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions, volatile commodity costs and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies; and (x) stakeholders’, including regulators’, views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS products, GE products and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech, general industrial and automotive applications. Our consolidated Net sales for the nine months ended September 30, 2023 totaled $2,365.3 million on 912.7 million pounds shipped from our facilities. We employed approximately 3,800 people at September 30, 2023.

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

Highlights of the quarter ended September 30, 2023 include:

•
Strengthening demand for commercial aerospace applications;
•
Continued destocking in our Packaging and GE products end markets; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.6 million paid during the quarter ended September 30, 2023.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $743.6 million and $748.9 million for the quarters ended September 30, 2023 and September 30, 2022, respectively, reflecting a 17.4 million pound increase in shipment volume and a $0.18/lb (7%) decrease in average realized sales price per pound. The shipment volume increase reflected: (i) a 26.2 million pound (69%) increase in Aero/HS products reflecting strengthening demand for commercial aerospace applications; (ii) a 6.9 million pound (5%) increase in Packaging; and (iii) a 1.5 million pound (6%) increase in Automotive Extrusions, partially offset by: (i) a 16.6 million pound (24%) decrease in GE products primarily due to destocking at service centers for our plate and extruded rod and bar products and (ii) a 0.6 million pound (22%) decrease in Other products. The average realized sales price per pound reflected a $0.23/lb (15%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.05/lb (4%) increase in Conversion Revenue per pound reflecting higher pricing. For further details, see the table below in “Selected Operational and Financial Information.”

Net sales totaled $2,365.3 million and $2,651.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, reflecting a 39.7 million pound (4%) decrease in shipment volume and a $0.19/lb (7%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 71.0 million pound (30%) decrease in GE products reflecting destocking at service centers for our plate and extruded rod and bar products; (ii) a 30.6 million pound (6%) decrease in Packaging reflecting destocking in the beverage can markets; and (iii) a 2.3 million pound (23%) decrease in Other products, partially offset by: (i) a 54.5 million pound (41%) increase in Aero/HS products reflecting strengthening demand for commercial aerospace applications and (ii) a 9.7 million pound (14%) increase in Automotive Extrusions reflecting increased North America automotive build rates. The average realized sales price per pound reflected a $0.33/lb (19%) decrease in average Hedged Cost of Alloyed Metal price per pound and a $0.14/lb (13%) increase in Conversion Revenue per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. For further details, see the table below in “Selected Operational and Financial Information.”

Cost of Products Sold, Excluding Depreciation and Amortization (“Cost of products sold”). Cost of products sold for the quarter ended September 30, 2023 totaled $665.2 million, or 89% of Net sales, compared to $694.9 million, or 93% of Net sales, for the quarter ended September 30, 2022. The decrease of $29.7 million reflected a $40.7 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $11.0 million increase in net manufacturing conversion and other costs. Of the $40.7 million decrease in Hedged Cost of Alloyed Metal, $66.9 million was due to lower hedged metal prices, partially offset by a $26.2 million increase in shipment volume (see above in our “Net Sales” discussion for further details). The $11.0 million increase in net manufacturing conversion and other costs reflected: (i) a $5.7 million increase in manufacturing costs due to higher labor and material cost; (ii) a $4.8 million increase due to higher shipments; (iii) a $2.1 million increase in major maintenance costs; partially offset by a $1.6 million decrease in energy costs. For a further discussion of the comparative results of operations for the quarters ended September 30, 2023 and September 30, 2022, see below in “Selected Operational and Financial Information.”

Cost of products sold, excluding depreciation and amortization and other items for the nine months ended September 30, 2023 totaled $2,114.7 million or 89% of Net sales, compared to $2,459.2 million, or 93% of Net sales, for the nine months ended September 30, 2022. The decrease of $344.5 million reflected a $364.4 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $19.9 million increase in net manufacturing conversion and other costs. Of the $364.4 million decrease in Hedged Cost of Alloyed Metal, $296.7 million was due to lower hedged metal prices and $67.7 million was due to lower shipment volume, as discussed above in “Net Sales.” The $19.9 million increase in net manufacturing conversion and other costs reflected: (i) a $31.8 million increase in manufacturing costs due to higher labor and material cost; and (ii) a $5.3 million increase of major maintenance costs; partially offset by: (i) a $10.0 million decrease in other costs primarily due to lower freight costs and (ii) a $7.1 million decrease due to lower shipments. For a further discussion of the comparative results of operations for the nine months ended September 30, 2023 and September 30, 2022, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $30.5 million and $25.2 million for the quarters ended September 30, 2023 and September 30, 2022, respectively, and $92.4 million and $82.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase during the quarter ended September 30, 2023 was primarily due to a $2.6 million increase in salaries, benefits and incentive compensation, a $1.3 million increase in legal fees and a $0.6 million increase in consulting and outsourced services. The increase for the nine months ended September 30, 2023 compared with September 30, 2022 was primarily due to a $5.7 million increase in salaries, benefits and incentive compensation, a $3.6 million increase in legal fees, partially offset by a $2.8 million decrease in consulting and outsourced services.

Restructuring Costs. Restructuring costs of $1.6 million and $4.2 million for the quarter and nine months ended September 30, 2023, respectively, related to our restructuring plan initiated in 2022. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other operating charges, net. Other operating charges, net, of $3.2 million for the nine months ended September 30, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 1 of Notes to Interim Consolidated Financial Statements included in this Report for further details.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and nine months ended September 30, 2023 and September 30, 2022 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$5.4	$2.5	$39.6	$(3.2)
Interest expense	11.4	12.1	35.4	36.5
Other expense (income), net	2.2	(12.7)	(8.9)	(7.4)
Income tax provision	0.1	1.1	8.0	0.3
Depreciation and amortization	27.2	25.8	79.9	80.4
Non-run-rate items:
Restructuring cost	1.6	—	4.2	—
Mark-to-market (gain) loss on derivative instruments[1]	(0.3)	—	(0.2)	1.9
Non-cash asset impairment charge	—	—	—	3.2
Environmental expenses[2]	—	—	—	0.1
Acquisition (credits) costs[3]	—	(0.1)	—	0.4
Total non-run-rate items	1.3	(0.1)	4.0	5.6
Adjusted EBITDA	$47.6	$28.7	$158.0	$112.2

1
Mark-to-market (gain) loss on derivative instruments represents the (gain) loss on non-designated commodity hedges. Adjusted EBITDA reflects the realized (gain) loss related to these derivatives upon settlement.
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

Adjusted EBITDA for the quarter ended September 30, 2023 was $18.9 million higher than Adjusted EBITDA for the quarter ended September 30, 2022. Adjusted EBITDA for the quarter ended September 30, 2023 was impacted by: (i) improved volume and pricing; (ii) a decrease in freight costs; and (iii) a decrease in energy costs, partially offset by: (i) an increase in labor and benefit costs; (ii) an increase in incentive costs; and (iii) an increase in major maintenance costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the nine months ended September 30, 2023 was $45.8 million higher than Adjusted EBITDA for the nine months ended September 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2023 was impacted by: (i) improved pricing and mix; (ii) a decrease in freight costs; and (iii) lower corporate overhead, partially offset by: (i) lower manufacturing efficiencies; (ii) an increase in labor and benefit costs; (iii) an increase in incentive costs; and (iv) an increase in major maintenance. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Aero/HS Products:
Shipments (mmlbs)	64.2		38.0		186.3		131.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$223.3	$3.48	$140.8	$3.71	$662.4	$3.56	$492.8	$3.74
Less: Hedged Cost of Alloyed Metal	(89.0)	(1.39)	(62.9)	(1.66)	(275.2)	(1.48)	(239.1)	(1.81)
Conversion Revenue	$134.3	$2.09	$77.9	$2.05	$387.2	$2.08	$253.7	$1.93

Packaging:
Shipments (mmlbs)	154.4		147.5		471.4		502.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$312.2	$2.02	$341.5	$2.32	$1,021.1	$2.17	$1,240.2	$2.47
Less: Hedged Cost of Alloyed Metal	(194.2)	(1.26)	(212.1)	(1.44)	(636.2)	(1.35)	(819.7)	(1.63)
Conversion Revenue	$118.0	$0.76	$129.4	$0.88	$384.9	$0.82	$420.5	$0.84

GE Products:
Shipments (mmlbs)	53.0		69.6		166.2		237.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$143.6	$2.71	$200.3	$2.88	$465.1	$2.80	$699.2	$2.95
Less: Hedged Cost of Alloyed Metal	(68.5)	(1.29)	(111.4)	(1.60)	(228.9)	(1.38)	(424.4)	(1.79)
Conversion Revenue	$75.1	$1.42	$88.9	$1.28	$236.2	$1.42	$274.8	$1.16

Automotive Extrusions:
Shipments (mmlbs)	25.6		24.1		81.1		71.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$60.1	$2.35	$60.6	$2.51	$199.3	$2.46	$196.0	$2.75
Less: Hedged Cost of Alloyed Metal	(32.2)	(1.26)	(36.5)	(1.51)	(109.8)	(1.36)	(125.5)	(1.76)
Conversion Revenue	$27.9	$1.09	$24.1	$1.00	$89.5	$1.10	$70.5	$0.99

Other Products:
Shipments (mmlbs)	2.1		2.7		7.7		10.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$4.4	$2.10	$5.7	$2.11	$17.4	$2.26	$23.7	$2.37
Less: Hedged Cost of Alloyed Metal	(2.6)	(1.24)	(4.2)	(1.55)	(10.3)	(1.34)	(16.1)	(1.61)
Conversion Revenue	$1.8	$0.86	$1.5	$0.56	$7.1	$0.92	$7.6	$0.76

Total:
Shipments (mmlbs)	299.3		281.9		912.7		952.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$743.6	$2.48	$748.9	$2.66	$2,365.3	$2.59	$2,651.9	$2.78
Less: Hedged Cost of Alloyed Metal[1]	(386.5)	(1.29)	(427.1)	(1.52)	(1,260.4)	(1.38)	(1,624.8)	(1.71)
Conversion Revenue	$357.1	$1.19	$321.8	$1.14	$1,104.9	$1.21	$1,027.1	$1.07

1.
Hedged Cost of Alloyed Metal for the quarters ended September 30, 2023 and September 30, 2022 included $380.0 million and $408.7 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $6.5 million and $18.4 million in the quarters ended September 30, 2023 and September 30, 2022, respectively, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated Income (Loss). Hedged Cost of Alloyed Metal for the nine months ended September 30, 2023 and September 30, 2022 was comprised of $1,245.6 million and $1,614.0 million, respectively, reflecting the cost of aluminum at the average Midwest Price and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $14.8 million and $10.8 million in the nine months ended September 30, 2023 and September 30, 2022, respectively, all of which were included within both Net sales and Cost of products sold in our Statements of Consolidated Income (Loss). See Note 5 of Notes to Consolidated Financial Statements included in this Report for the total realized (gain) loss on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We remain well positioned in the current mixed demand environment as a key supplier in diverse end markets with multi-year contracts with strategic partners. Commercial aerospace demand is expected to continue to strengthen and meet or exceed record pre-pandemic 2019 levels by the end of 2023, with business jet, defense and space markets all remaining strong. In Packaging, we expect shipments to decline as destocking has shifted to food can products, along with anticipated fourth quarter seasonality, which will be partly offset by contractual minimums in place with our customers. GE products demand is expected to decline due to continued plate destocking and the anticipated fourth quarter seasonal decline. In Automotive Extrusions, we expect the market to remain relatively consistent with the third quarter 2023 due to the anticipated fourth quarter seasonal decline and uncertainties from the UAW strike.

As a result, consolidated adjusted EBITDA in the fourth quarter 2023 is expected to be in line to slightly higher as compared to our adjusted fourth quarter 2022 results. We continue to believe our full year 2022 adjusted EBITDA represented the trough and remain cautiously optimistic our full year 2023 consolidated adjusted EBITDA and adjusted EBITDA margin will improve as we pursue cost reductions in our operations, improve manufacturing efficiencies and continue commercial actions to improve pricing.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of September 30, 2023	As of December 31, 2022
Available cash and cash equivalents	$44.6	$57.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	529.5	557.8
Total liquidity	$574.1	$615.2

1
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of September 30, 2023 and December 31, 2022 using the terms of the Revolving Credit Facility in effect as of those dates.

We place our cash in bank deposits with stable, high credit quality financial institutions and, from time to time, highly liquid money market funds. For cash and cash equivalents, we are exposed to credit risk in the event of default by these financial institutions to the extent our deposit amounts exceed federally insured limits; however, we believe this risk to be remote.

See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2023.

We had no outstanding borrowings as of September 30, 2023 under our revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto (“Revolving Credit Facility”), after repaying $215.1 million on total borrowings of $215.1 million incurred during the nine months ended September 30, 2023 and no borrowings for the year ended December 31, 2022. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022
Total cash provided by (used in):
Operating activities	$137.6	$(58.6)
Investing activities	$(105.0)	$(71.7)
Financing activities	$(41.2)	$(43.2)

Cash provided by operating activities for the nine months ended September 30, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) a decrease in accounts payable of $53.9 million primarily due to a decrease in metal purchases and timing of payments; (ii) a decrease in inventory of $36.8 million due to improved inventory management; and (iii) a decrease in trade and other receivables of $11.7 million primarily due to a decrease in metal costs.

Cash used in operating activities for the nine months ended September 30, 2022 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in inventory of $133.5 million due primarily to higher inventory pounds at our Warrick facility as a result of the force majeure and to satisfy the planned outage at our Trentwood facility, as well as a higher per pound inventory cost and (ii) a decrease in accounts payable of $40.6 million and a decrease in trade and other receivables of $17.3 million, both of which were primarily due to a decrease in metal price.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and September 30, 2022.

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

At October 23, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended September 30, 2023 constituted approximately 44% of our net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS products and GE products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. We continue spending on our previously announced capital project to add a fourth roll coat line at our Warrick facility to increase our capacity for higher margin coated packaging product. During the quarter we reassessed the remaining capital requirements for the fourth roll coat line and due to inflationary driven labor and material costs, in addition to certain scope changes, the cost of the project has increased from its original estimate of $150 million to approximately $250 million.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2023 of approximately $170.0 million to $180.0 million, the majority of which will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at the Warrick facility. We will continue to deploy capital thoughtfully to ensure that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2023 and September 30, 2022, and declared subsequent to September 30, 2023.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At September 30, 2023, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding: (i) repurchases of common stock during the quarters ended September 30, 2023 and September 30, 2022 and (ii) minimum statutory tax withholding obligations arising during the quarters ended September 30, 2023 and September 30, 2022 in connection with the vesting of non‑vested shares, restricted stock units and performance shares.

Environmental Commitments and Contingencies

See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding our environmental commitments and contingencies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023, we granted additional stock-based awards to executive officers and certain key employees under our equity incentive plan. Additional awards are expected to be made in future years.

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

New Accounting Pronouncements

There have been no new accounting pronouncements identified during the quarter ended September 30, 2023.

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

Aluminum

During the nine months ended September 30, 2023 and September 30, 2022, settlements of derivative contracts were for 149.7 million pounds and 209.8 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At September 30, 2023, we had derivative contracts with respect to approximately 49.0 million pounds, 19.7 million pounds and 3.0 million pounds to hedge sales to be made in the remainder of 2023, 2024 and 2025, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the London Metal Exchange market price of aluminum as of September 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.2 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of September 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.8 million and $3.2 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of September 30, 2023, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper (“Alloying Metals”) by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of Alloying Metals as of September 30, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.4 million and $0.1 million, respectively, with corresponding changes to the net fair value of our Alloying Metals derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00/mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.1 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00/Mwh decrease in electricity prices as of September 30, 2023 would have resulted in an unrealized mark-to-market loss of $0.2 million, with corresponding changes to the net fair value of our electricity derivative positions. We had no outstanding electricity derivative positions as of December 31, 2022.

Foreign Currency

As of September 30, 2023, we hedged certain lease transactions and equipment purchases denominated in euros and British pounds using forward swap contracts with settlement dates through June 2024. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2023:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2023 - July 31, 2023	—	$—	—	$—	$93.1
August 1, 2023 - August 31, 2023	346	75.92	—	—	93.1
September 1, 2023 - September 30, 2023	—	—	—	—	93.1
Total	346	$75.92	—	$—	n/a
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
2
In September 2018, our Board of Directors authorized an additional $100.0 million for us to repurchase shares of our common stock. At September 30, 2023, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

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

Date: October 26, 2023