Form 10-K
period 2023-12-31
KAISER ALUMINUM CORP
filed 2024-02-23
CIK 811596

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $1.1 billion.

As of February 19, 2024, there were 16,015,791 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alcoa	Alcoa Corporation
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Automotive Extrusions	Extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
Form 10-K	This Annual Report on Form 10-K
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LME	London Metal Exchange
MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Retirement Benefit Plan (Refer to Note 5 – Employee Benefits)
Other products	Cast and aluminum products used in various non-strategic end markets
Packaging	3000 and 5000 series alloy products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association (Refer to Note 5 – Employee Benefits)
SEC	Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2021, and 2019 at the following interest rates and aggregate principal amounts, respectively: (i) 4.50% and $550.0 million; and (ii) 4.625% and $500.0 million

Term SOFR	Forward looking term rate based on the Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, as applicable. These statements appear throughout this Form 10-K, including Item 1. “Business – Business Operations,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, Automotive Extrusions and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to changing economic conditions, volatile commodity costs and inflation; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies; (x) stakeholders’, including regulators’, views regarding our environmental, social, and governance (“ESG” or “Sustainability”) goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (xi) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-K and we undertake no obligation to update or revise any information contained in this Form 10-K or to publicly release any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Form 10-K except as required by law.

Item 1. Business

Availability of Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and statements and other information with the SEC. You may obtain the documents that we file electronically from the SEC’s website at http://www.sec.gov. Our filings with the SEC are made available free of charge on our website at http://www.kaiseraluminum.com as soon as reasonably practicable after we file or furnish the materials with the SEC. News releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website. Information on our website is not incorporated into this Form 10-K unless expressly noted.

Business Overview

Kaiser Aluminum Corporation, a Delaware corporation, manufactures and sells semi-fabricated specialty aluminum mill products for the following end market applications: (i) Aero/HS Products; (ii) Packaging; (iii) GE Products; (iv) Automotive Extrusions; and (v) Other products. Our fabricated aluminum mill products include flat-rolled (plate, sheet, and coil), extruded (rod, bar, hollows, and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth. A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominantly from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” See the “Pricing, Metal Price Risk Management and Hedging” section below for more details.

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treated plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). On March 31, 2021, with the completion of our acquisition of Warrick, we expanded our flat‑rolled aluminum products to include bare and coated aluminum coil for can stock applications in the beverage and food packaging industry in North America. Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

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

Our rolling mill Trentwood facility produces heat treat plate and sheet for aerospace and general engineering end market applications and our Warrick facility produces bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve aerospace, general engineering or automotive applications. Our facility located in Columbia, New Jersey focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech and general industrial and automotive applications. In 2023, our consolidated Net sales totaled $3,087.0 million on 1,196.4 million pounds shipped from our facilities.

We purchase primary, rolling ingot and scrap, or recycled, aluminum, our predominant raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying index cost (see “Raw Materials” section below) of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher margin products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless market dynamics require such in a declining metal cost environment. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

We further strive to enhance our margins through the efficient use of scrap or recycled aluminum. As scrap aluminum is usually purchased at a discount to the index price of aluminum at which we sell at, we can generate additional margins by increasing our utilization of scrap. However, as scrap aluminum availability and the discount to the index price at which it is sold is subject to market dynamics, in periods of lower availability, we may experience adverse impacts to our results and favorable impacts when scrap is more readily available. Furthermore, due to manufacturing requirements, supply chain disruptions, or rapid changes in market demands for our products, we may not be able to utilize scrap efficiently, thereby causing an adverse impact to our margins, which we refer to as an inventory imbalance.

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

We further strive to enhance the efficiency of product flow to our customers and our status as a supplier of choice by tightly integrating the management of our operations across multiple production facilities, product lines and target markets. Additionally, our strategy to be the supplier of choice and a low cost producer is enabled by a culture of continuous improvement that is facilitated by the

Kaiser Production System (“KPS”), an integrated application of tools such as Lean Manufacturing, Six Sigma, and Total Productive Manufacturing. Using KPS, we seek to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain.

A key component of our business model is to maintain financial strength and flexibility through the business and economic cycles. We manage and monitor our financial strength through routine analysis of our liquidity position under scenarios of varying business and economic cycles. We also prioritize our capital allocation toward organic growth, such as efficiencies and quality in each of our end markets, while maintaining a strong balance sheet for inorganic opportunities and market growth potential and providing return to shareholders. Details of these capital projects are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the caption, “Liquidity and Capital Resources.”

Products

Overview

Our business focuses on producing rolled, extruded, and drawn aluminum products used principally for aerospace and defense, aluminum beverage and food packaging, general engineering that include consumer durables, electronics and products for electrical and machinery and equipment applications and automotive products. Our engineers, metallurgists and sales personnel work collaboratively with our customers to help our customers design products for challenging applications where product performance is critical. Furthermore, our Centers for Excellence, which are dedicated research and development centers devoted to product performance enhancement and process development within our production operations, are focused on: (i) controlling the manufacturing process; (ii) maximizing the use of recycled aluminum; (iii) improving product quality; and (iv) ensuring consistency and enhanced product attributes. See “Selected Operational and Financial Information” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for selected shipment and sales information for our fabricated aluminum products by end market application.

We believe aluminum is highly sustainable because it is infinitely recyclable, and the recycling process requires significantly less energy compared with the original mining and refining process. Our highly engineered solutions contribute to reduced carbon emissions by enabling improved performance of consumer products, light‑weighting in applications such as aircraft and transportation for fuel efficiency and increasing the use of recyclable aluminum beverage and food packaging. Overall, we remain focused on providing products that meet the needs of our customers for demanding applications while being part of the carbon solution for “Best in Class” customer satisfaction.

Aero/HS Products. Our Aero/HS products include heat treated plate and sheet, hard alloy extruded shapes, cold finish rod and bar, seamless drawn tube and billet used for a wide variety of end uses in the global aerospace, space, and defense industries. Typical applications are structural aircraft components that must perform consistently under extreme variations in temperature and pressure due to frequent take-offs, landings, and changes in altitude. Required physical properties include high tensile strength, superior fatigue resistance, and exceptional durability even in harsh environments. We use high-strength 2000-, 7000-series and certain 6000-series aluminum alloys and apply a variety of thermal practices to manufacture our Aero/HS products to meet the demanding specifications required for such safety-critical applications. While competing materials such as titanium and composites have displaced aluminum for certain applications on several newer aircraft designs, aluminum continues to be the material used most extensively for structural aerospace and defense applications because it is light weight, can meet demanding performance requirements, and is cost effective relative to other materials.

Packaging. Our Packaging products consist of bare and coated 3000- and 5000-series alloy aluminum coil used in the beverage and food packaging industry, with applications that include coated food stock, coated end and tab stock, body stock and bottle stock. Our Warrick rolling mill is one of four major aluminum rolling mills currently dedicated to the packaging industry in North America, with one of the world’s largest ingot casting facilities, hot and cold rolling, coated finishing, and slitting capacity. The Warrick rolling mill has a unique capability to produce high-margin coated packaging products representing approximately 64% of our total Packaging shipments.

GE Products. Our broad portfolio of GE products consists primarily of 6000-series aluminum alloy plate, sheet, rod, bar, tube, wire and standard extruded shapes. The 6000-series alloy is an extremely versatile, medium-strength, heat treatable alloy that can be both extruded and rolled. Our GE products have a wide range of uses and applications, many of which involve further fabrication for numerous transportation and other industrial end market applications where the machining of plate, rod and bar is intensive. For example, our GE products are used to produce armor for military vehicles, ordnances, manufacturing cells for semiconductor production, numerous electronic devices, after-market motor sport parts, tooling plate, parts for machinery and equipment, bolts, screws, and rivets.

Automotive Extrusions. Automotive Extrusions consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, crash management systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. In recent years, automotive original equipment manufacturers (“OEMs”) and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States’ Corporate Average Fuel Economy or equivalent state regulations. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.

Other Products. Other products consist of rerolled, extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. We continue to exit these non-core applications and focus our resources and production capacity on strategic Aero/HS Products, Packaging, GE Products, and Automotive Extrusions.

Markets

Sales, Marketing, and Distribution

Industry sales for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, and Western Europe and by independent sales agents in other regions of Asia, Latin America, and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS Products, Packaging, GE Products, and Automotive Extrusions.

Aero/HS Products. We sell our Aero/HS products to metal service centers, as well as directly to aerospace manufacturers and tier one suppliers. Sales are made primarily under long-term agreements, but also on an order-by-order basis. We serve this market with a North American and Western Europe sales force focused on Aero/HS products. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products, as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds. Demand for our Aero/HS products is heavily impacted by commercial airframe build rates and, to a lesser degree, by defense related airframes and other products. In addition, unanticipated changes in build rates and mix of aircraft models being built can trigger restocking or destocking throughout the aerospace supply chain, temporarily impacting demand. While commercial airframe build rates can be subject to certain short-terms events (see Part I, Item 1A. “Risk Factors” included in this Form 10-K), we believe the long-term demand for air travel and fuel efficiency will continue to drive long-term growth for our products.

Packaging. Our Packaging products are sold primarily to North American beverage can manufacturers and fillers and food packaging manufacturers. Sales are made primarily under long-term agreements by a North American direct sales force. Aluminum can demand is driven by the packaging industry’s shift towards environmentally sustainable materials due to the fact that aluminum is infinitely recyclable and has the highest consumer recycling rate among beverage containers. Major players have already transitioned some plastic bottled water and carbonated soft drink production to aluminum. We anticipate further growth will be underpinned by sustainability trends, the secular shift from plastic to aluminum and the fact that North American packaging capacity has been reallocated towards other end markets, including automotive and industrial. In addition, unanticipated changes in end consumer preferences for certain canned beverages and/or foods and pet foods, can trigger restocking or destocking throughout the packaging supply chain, temporarily impacting demand.

GE Products. A majority of our GE products are sold to large metal service centers in North America on an order-by-order basis, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE products. Demand for our GE products is closely related to the North America general industrial and semi-conductor growth and the recent desire of many companies to lessen their risk of supply chain disruptions by reshoring suppliers and shortening the supply chain. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.

Automotive Extrusions. Our Automotive Extrusions are sold primarily to tier one automotive suppliers. Almost all sales are made under long-term agreements entered through direct channels using a North American direct sales force that works closely with our technical sales support organization. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. We believe fuel efficiency standards, along with consumer preference for larger vehicles and the growing conversion to electric and other alternative vehicles, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.

Customers

In 2023, we had approximately 520 customers. For the years ended December 31, 2023, and December 31, 2022, our largest customer accounted for 18% and 19%, respectively, of Net sales. While the loss of this customer could have a material adverse effect on us, we believe that our long-standing relationship with the customer is good and that the risk of losing the customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for information about our significant concentrations.

Competition

The semi-fabricated aluminum industry is highly competitive. We seek to further differentiate ourselves from our competitors through our ongoing investments to continuously improve the quality and machinability of our products, manufacture and deliver unique product attributes (KaiserSelect®) and provide a broad product offering while maintaining a strong customer focus to achieve “Best in Class” status in our markets.

Our primary competitors in the global market for Aero/HS Products are Arconic Corporation, Constellium N.V. and Novelis Inc. In North America, our primary competitors for Packaging are Arconic Corporation., Constellium N.V., Novelis Inc. and Tri-Arrows Aluminum, Inc. In serving our North American customers for both GE Products and Automotive Extrusions, our primary competitors are Arconic Corporation and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe, and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

Because many of our products are used in critical safety applications, our customers have demanding standards for product quality and consistency that make it difficult to become a qualified supplier. Suppliers must pass a rigorous qualification process to sell to both airframe and automotive manufacturers and must also make significant investments in infrastructure and specialized equipment to supply products for these high strength applications. Further, sophisticated manufacturing processes make it difficult to become a qualified supplier, even with proper equipment. For example, producing heat treat plate and sheet products, particularly for aerospace applications, requires technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience. To be a supplier in the packaging market, demanding standards are also required. Producing coated end, tab, and body stock for the can market requires the development of alloys and application of coatings that must pass stringent customer qualifications and be compliant with Food and Drug Administration regulations. Our experienced and dedicated research and development team, combined with our Customer Service group, coordinates with coating suppliers, manufacturing operations, and our customers to create these alloy and coating systems.

Research and Development

Our products are differentiated based on the metallurgy and physical properties of the metal and special characteristics that are required for particular end uses. A significant amount of our research and development is devoted to product and process development within our production operations and is largely focused on controlling the manufacturing process to improve product quality, ensure consistency, and enhance one or more specific product attributes. This has resulted in the creation and delivery of our highly differentiated KaiserSelect® products.

We operate the following four research and development centers:

•
Rolling and Heat Treat Center. The Rolling and Heat Treat Center has complete hot rolling, cold rolling, and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale.
•
Metallurgical Analysis Center. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests.
•
Solidification and Casting Center. The Solidification and Casting Center has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills.
•
Packaging Coating Center. The Packaging Coating Center is focused on the forming and coating of our packaging products and has the capability on laboratory-scaled equipment to produce beverage end and food cans enabling the evaluation of new coatings and processes for packaging products.

Our Imperial Machine & Tool Co. (“IMT”) subsidiary, located in Columbia, New Jersey, provides us with significant technology and intellectual property that complements our metallurgical and application engineering expertise to further advance our capability to deliver highly engineered solutions for our customers.

We hold numerous patents, trademarks, trade secrets, and copyrights that relate to the design, use, and marketing of products. We consider this intellectual property to be important, but no single property is material to the overall conduct of our business.

Resources

Manufacturing Processes

We use two main processes, flat rolling, and extrusion/drawing, to produce our semi-fabricated products using a cast of alloyed prime and recycled aluminum in the desired forms and dimensions and with the desired physical properties. Both processes start by heating an aluminum rolling ingot or extrusion billet to an elevated temperature at which the metal is malleable and then applying pressure in a manner that both forces the metal into a desired shape and begins the “working” of the metal to enhance its strength and related properties.

Flat Rolling. Our manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations that can be done at elevated (hot) or room (cold) temperatures. Finishing steps may include heat treatment, annealing, stretching, leveling, coating, and slitting to achieve the desired metallurgical, dimensional and/or performance characteristics. Aluminum flat-rolled products are manufactured in a variety of alloys, a range of tempers (hardness), gauges (thickness), widths, and various finishes. Flat-rolled aluminum semi‑finished products are classified as plate (0.250 inches or greater in thickness), sheet (0.249 inches down to 0.008 inches in thickness) or coil (0.249 inches down to 0.001 inches in thickness).

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

In addition, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion processing, respectively. To produce the ingot or log, we purchase primary aluminum and/or recycled scrap aluminum segregated by alloys and other metals (including, but not limited to, copper, zinc, and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum, or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular aluminum alloy. When the desired chemical composition of the molten metal has been achieved, it is poured through a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; Heath, Ohio; and Sherman, Texas produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood and Warrick facilities cast rolling ingot for their own consumption.

IMT is a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding, and fabrication for aerospace and defense, high tech, general industrial, and automotive applications.

Many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our multiple manufacturing locations, product lines, and end market applications to most efficiently and effectively serve the needs of our customers. We centralize purchasing of our primary, rolling ingot and scrap, or recycled, aluminum requirements and related alloying agents in order to better manage price, credit, and other benefits. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average MWTP, which reflects the primary aluminum supply/demand dynamics in North America. The average LME and the average Midwest Premium for 2023, 2022 and 2021 were $1.02 + $0.23, $1.23 + $0.30 and $1.12 + $0.26, respectively. Scrap aluminum is typically purchased at a discount to the MWTP but can require additional processing.

In addition to selling fabricated aluminum products to third parties, some of our production facilities supply log, billet, or other intermediate material to some of our other facilities for further value added conversion processing. As examples, our London, Ontario facility supplies billet to our Richmond, Virginia facility, and our Heath, Ohio facility supplies log and billet to our Jackson, Tennessee facility.

Suppliers

We purchase raw materials from a wide array of vendors. In most instances, we have multiple vendors of raw materials to mitigate the risk of an interruption of supply should one of them underperform or discontinue operations. A number of our input materials are commodities, which are subject to market price fluctuations, which we strive to mitigate with our metal price neutrality and hedging programs. See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for information about our significant concentrations.

Pricing, Metal Price Risk Management and Hedging

As noted above, we purchase primary, rolling ingot and scrap, or recycled aluminum, our predominant raw material, on a floating price basis typically based on the average MWTP. Our pricing of semi-fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process) and to pass aluminum and certain alloy price fluctuations through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers for Aero/HS products and a majority of our customers for GE products pay a product price that incorporates the spot price of primary aluminum (MWTP) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we can generally pass aluminum price risk through to customers. For some of our higher margin products sold on a spot basis, however, the pass through of aluminum price movements can lag by several months (the timing of which depends in part on market conditions), with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of aluminum price swings for these higher margin products.
•
Index-based price. The pricing structure of our typical aerospace and automotive contracts calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as the average MWTP for primary aluminum. Index-based pricing typically allows us to pass aluminum price risk through to the customer and applies to the majority of our Aero/HS products and Packaging sales and virtually all of our Automotive Extrusions sales.
•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating aluminum price risk that we must hedge. We are able to limit exposure to aluminum price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 207.5, 271.9 and 187.2 during 2023, 2022 and 2021, respectively.

In addition to the aluminum pricing mechanisms described above, we also strive to pass through the cost of certain alloys through either pricing adders or surcharge mechanisms. In some cases, the passing through of this alloy cost can lag the actual alloy cost, the timing of which is dependent on market conditions and customer agreements, with a favorable impact to us when alloy prices decline and an adverse impact to us when alloy prices increase. As with aluminum, we, from time to time, enter into either hedging transactions with third parties or firm price physical contracts to minimize the impact of alloy price fluctuations.

All metal procurement and hedging activities are managed centrally to minimize transaction costs, monitor consolidated net exposures, and respond promptly to changes in market factors. Hedging activities are conducted in compliance with a policy approved by our Board of Directors and administered by our hedging committee (members of which include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, Executive Vice President of Manufacturing and other officers and employees selected by the Chief Executive Officer).

Seasonality

Under normal operating and economic conditions, we generally have immaterial fluctuations in our overall portfolio quarter‑over‑quarter results. Within our individual end markets, our Packaging shipments are generally weighted towards the second half of the year as compared to the first half while our Aero/HS products, GE products and Automotive Extrusions shipments are generally weighted slightly more toward the first half of the year as compared to the second half. This fluctuation in shipments is usually driven by lower demand during summer vacation and year-end holiday shutdowns and year-end inventory rebalancing by our end customers. During these periods of lower demand, we generally perform planned major maintenance at our facilities, which can affect cost and operating results.

Government Regulation

Our operations are subject to numerous federal, state, and local employment, import/export, reporting, environmental, health and safety laws and regulations. While we are subject to a wide variety of government regulations, generally those most impactful to our results of operations and capital expenditures are the environmental laws and regulations that impose limitations on the discharge of hazardous materials and pollutants, including greenhouse gasses, and establish standards for the handling, transportation, distribution, treatment, storage, and disposal of hazardous materials and solid and hazardous wastes. These regulations may require the investigation, assessment, cleanup or monitoring of, or compensation for, environmental impacts, including natural resource damages. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K.

Government Contracts

We are one of the few remaining United States based aluminum semi-fabricated producers that supply the American defense industry. Although our products are used in a wide variety of military applications, including military aircraft, armored vehicles, and ordnance, these products are typically sourced from us by a number of service centers and machine shops that are suppliers to the defense industry. As we generally sell to the chain of suppliers who either subcontract with direct contractors or directly contract with the government, we do not have significant direct government agreements.

Human Capital

At December 31, 2023, we employed approximately 4,000 people, of which approximately 3,910 were employed in our manufacturing, sales, and support office locations and approximately 90 were employed in a corporate capacity.

Governance and Culture

Our talented workforce is a key factor underlying our success. We strive to be the employer of choice by providing equal employment and a non‑discriminatory workplace, protecting the health and safety of our employees, providing training programs and maintaining a positive and constructive relationship with labor unions of which a majority of our employees are members. Our values support and serve as the foundation for our strategic initiatives and are intended to reflect the company’s “tone at the top” which we believe sustains our culture; a culture that continues to drive our behavior. In addition, the goal of being a valued corporate citizen guides our environmental, social, and governance decisions. We are committed to being socially responsible and active members of our industry and the communities in which we operate, and our employees and their families live.

Consistent with our corporate values, we promote fair business practices and a culture of accountability, responsibility, and ethical behavior through:

•
strong emphasis on the importance of integrity and competence;
•
conducting annual governance surveys to assess our culture and the effectiveness of our training;
•
adopting and enforcing our policies, including Corporate Governance Guidelines, Code of Business Conduct and Ethics, Human Rights Policy and Diversity, Equity and Inclusion Policy and compliance with applicable laws and regulations; and
•
encouraging the reporting of illegal or unethical behavior, including the use of In-Touch, a third-party compliance feedback program.

We believe respecting human rights is a fundamental part of our values and corporate responsibility. We strive to respect and promote human rights in our relationships with our employees, suppliers, customers, and stakeholders and are guided by the principles of the International Bill of Human Rights (the Universal Declaration of Human Rights and the two international covenants) and the International Labor Organization’s Declaration on the Fundamental Principles and Rights at Work. Our Human Rights Policy is communicated to our employees as part of their annual code of conduct training, and we expect our employees to uphold this policy.

Diversity, Equity, Inclusion and Belonging

We are committed to diversity, equity, inclusion and belonging and strive to be the preferred employer by, among other things: (i) attracting, developing and retaining the best people from all cultures and segments of the population based on ability; (ii) treating all employees with dignity and respect; (iii) providing an environment of diversity, inclusion, belonging, empowerment, responsibility and accountability; and (iv) offering competitive and equal pay and benefits that attract and retain employees. We focus on: (i) continuing to consider ethnic and gender diversity as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies, and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; (v) focusing on diverse candidates for internships, entry-level positions, and scholarships; and (vi) actively recruiting from military bases for military and veteran hiring. Our Human Rights Policy and Diversity, Equity, Inclusion and Belonging Policy, which align with our corporate values and Code of Business Conduct and Ethics, are overseen by our Board of Directors and senior leadership team.

Labor Practices and Policies

Safety. We believe employee safety begins with a strong and consistent tone at the top through our executive leadership with oversight provided by our Corporate Health and Safety team, led by our Chief Administrative Officer and General Counsel. To help us achieve and maintain a strong safety culture, we have robust compliance and assessment programs such as annual safety planning, monthly safety calls, routine performance reviews against targets, and routine audits. In addition, we partner with the USW and various industry groups, including the Aluminum Association, to share and identify best practices. We use both internal and external resources, including the American National Standards Institute and International Organization for Standardization, to assess our compliance with regulatory and internal standards, providing training, performing risk assessments, audits and loss control inspections, and developing mitigation strategies with particular emphasis on risks with a greater potential for severe injury. We stress risk awareness and safe job practices and engage our employees in conversations about safety and safety training using a variety of communication channels, including one-on-one communications.

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. We monitor our progress through routine reviews of our safety process and performance. We utilize both leading and trailing indicators to monitor our progress. While trailing indicators, such as total case incident rate (“TCIR”), lost-time case incident rate (“LTIR”) and days away, restricted and transfer rate, help us monitor our safety performance, leading indicators, such as significant injury and fatality potential and actual incident rate, near‑misses, timely correction action of internal and external audit findings, on-time safety plan execution information and safety culture risk, help us monitor and assess risks and the effectiveness of our safety plans and processes. Plant safety metrics are integrated into our monthly quality, production, and financial reports and are reviewed by the senior leadership team every month. In addition, TCIR and LTIR safety modifiers are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Health. Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization, including:

•
annual onsite health biometric screenings;
•
providing flu shots and the Coronavirus Disease (“COVID”) vaccination;
•
an employee assistance program, providing confidential assistance with healthcare issues and the healthcare system, including crisis and emergency help;
•
a smoking/tobacco cessation program;
•
internal, as well as third-party, online wellness workshops, including workshops on nutrition and fitness; and

•
wellness coaching.

Labor Union Affiliations. We believe in freedom of association and respect our employees’ choice to be represented or not represented by a union in accordance with the laws of the states and countries where we operate, without fear of reprisal, intimidation, or harassment. Approximately 65% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2023. As indicated in the table, our union affiliations are with the USW, International Association of Machinists (“IAM”), and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2024
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2026
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2026
London, Ontario	USW Canada	Feb 2026
Los Angeles, California	Teamsters	Apr 2026
Heath, Ohio	USW	Sep 2025
Newburgh, Indiana	USW	May 2027
Richland, Washington	Non-union	—
Richmond, Virginia	USW/IAM	Nov 2026/Nov 2026
Sherman, Texas	IAM	May 2027
Spokane Valley, Washington	USW	Sep 2025

Recruiting, Training, Development and Retention

Recruiting. We are committed to recruiting a workforce that reflects people from all cultures and segments of the population based on ability. Our initiatives, which go beyond legal compliance, include: (i) identifying and recruiting diverse talent, including military veterans; (ii) fostering relationships with universities, employment agencies, and professional groups that work with more diverse populations; (iii) leveraging inclusive job-posting sites; and (iv) concentrating on diverse candidates for internships, entry‑level positions, and scholarships. We have a well-established talent review process that includes operations and functional leaders that are key in the early identification of high performing and high potential employees. We also track and review the gender and ethnic diversity of job applicants and new hires to evaluate our efforts to continue to increase the diversity of our organization. The ESG committee of our board oversees, among other things, the succession planning for our executive officers and the leadership, progression, and development of key employees.

Training, Development and Retention. We are committed to the development of our employees through a broad mix of internal and external program resources incorporating on-the-job training and development through the Kaiser Leadership Program, the Front Line Leader Development Program, the Kaiser Aluminum Women’s Leadership Program (“KWLP”), Kaiser University, the Tuition Assistance Program, and the Metallurgy Excellence and Technical Strength Program. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills, and abilities of our current and future leaders and employees.

The Kaiser Leadership Program is a full year program that accelerates the readiness of key talent and combines personalized leadership development and Kaiser-management system focused curriculum with a unique opportunity to build relationships with an internal network of leaders across locations and functions. The mission of the Kaiser Leadership Program is to strengthen performance, develop bench strength, and accelerate the readiness of key talent across our company. The program blends classroom, online modules and live web events using a cohort model to deliver a flexible, convenient learning environment and includes training and coaching conducted by Thayer Leadership at West Point.

The Front Line Leader Development Program is a six-month program that strengthens organizational performance through ethical, effective, and sustaining tactical leadership for both new and experienced frontline supervisors. The program uses a cohort model to encourage collaboration and team-building and to ensure accountability, facilitated group discussions, and effective best practice sharing.

The KWLP provides a female-focused professional development curriculum, mentorship, and networking opportunities designed to elevate the visibility of women at Kaiser Aluminum, to increase female representation in all levels of leadership and to enhance the inclusion and sense of belonging for current and potential female leaders. Similar to the Kaiser Leadership Program, the KWLP uses in-person events, program meetings, self-directed learning and assignments, mentoring meetings, and cohort collective meetings.

Kaiser University is our web-based learning and development platform offering a catalog of thousands of on-demand courses to employees across a broad range of topics including compliance, maintenance, health and safety, Lean Six Sigma, communication skills, business skills, computer skills, cybersecurity, discrimination and harassment prevention, and our processes and policies.

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

Rewards

All our employees, including hourly and salaried employees at our production facilities, participate in short-term incentive compensation plans, which are based on attainment of performance metrics that drive and support our “Best in Class” commitment. We also provide stock-based compensation to executive officers, members of senior management throughout the company, and other key employees, as well as a deferred compensation plan for certain employees. All our U.S. employees have access to 401(k) savings plans, depending on the terms of their employment, and salaried employees at our London, Ontario facility have access to a defined benefit pension plan with annual contributions based on each salaried employee’s age and years of service. Through the collective bargaining process, we contribute to four multiemployer pension plans under the terms of certain collective bargaining agreements for a majority of our union-represented employees. Certain union employees at our Warrick facility participate in a defined benefit pension plan, as well as a postretirement benefit plan relating to retiree medical and life insurance benefits. In addition, certain hourly and salaried employees are also able to receive defined postretirement health and welfare benefits through VEBAs.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the risks described below are those that we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial position, results of operations, and cash flows as well as the trading price of our securities.

RISKS RELATED TO CHANGES IN DEMAND FOR OUR PRODUCTS.

Recent macroeconomic factors including labor shortages, supply chain disruptions, inflation and recession risks have adversely affected our business, and could cause additional downturns in the aerospace, automotive, and ground transportation industries, which would further adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace and automotive and ground transportation industries. Macroeconomic factors include, but not limited to: (i) labor shortages; (ii) disruptions to supply chains; (iii) other interruptions of international and regional commerce; (iv) inflation; (v) higher interest rates; and (vi) recession risks. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty, increasing interest rates and/or increased unemployment could lead to weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy-duty vehicles and trailers, which could adversely affect demand for our products. Additional adverse macroeconomic developments may lead to reduced demand for our products, which could adversely affect our financial position, results of operations, and cash flows.

We operate in a highly competitive industry.

We compete with others in the semi-fabricated products segment of the aluminum industry based upon quality, availability, price, customer service, and delivery performance. Some of our competitors are substantially larger than we are, have greater financial resources than we do, operate more facilities than we do, are geographically closer to our customers than we are, employ more efficient or advanced technologies than we do, or have other strategic advantages. New parties may become capable of manufacturing similar products and qualifying them with our customers, which could lead to further competitive pressure. Competitors’ facilities located in certain other countries may have a manufacturing cost advantage compared to our facilities, which are located in the United States and Canada. Such foreign competitors may sell products similar to our products at lower prices as a result of having lower manufacturing costs or due to currency exchange rates that periodically favor foreign competition. Some foreign competitors may also dump their products in the United States and Canada in violation of existing trade laws. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. Additionally, we may not be able to reduce our cost structure and our selling prices to be competitive with others, and tariffs introduced to protect manufacturers in the United States and Canada from foreign price competition may not be fully effective. Increased competition could cause a reduction in demand for our products and our shipment volumes, our product pricing, or both shipment volumes and product pricing, which could have an adverse effect on our financial position, results of operations and cash flows.

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

Our products compete with other materials for use in various customer applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of titanium, composites, and carbon fiber materials as alternatives to aluminum to reduce aircraft weight and increase fuel efficiency. Additionally, while the automotive industry has continued to increase the use of aluminum in vehicle production to reduce vehicle weight and increase fuel efficiency, manufacturers may revert to steel or other materials for certain applications and rely on improved drivetrain technology, more efficient engines, aerodynamics, or other measures to achieve fuel efficiency goals. Finally, the packaging industry has used and continues to use steel, tin, plastics, glass, and paperboard as alternatives to aluminum for packaging and delivery of food and beverages. The packaging industry is heavily influenced by cost and recyclability of the packaging material. The willingness of customers to use materials other than aluminum could adversely affect the demand for our products, particularly our Aero/HS products, Packaging, and Automotive Extrusions, and thus could adversely affect our financial position, results of operations and cash flows.

Our customers may reduce their demand for our products if the government relaxes fuel efficiency standards or if oil prices remain low for a protracted period of time.

Efficient use of fossil fuels partially drives demand for aluminum in transportation applications. The USEPA, other federal regulatory agencies, and regulatory agencies of certain states have generally sought to limit growth of fossil fuel usage by establishing stricter fuel efficiency standards. In addition, newly elected and/or changing administrations could accelerate efforts to not only limit, but reduce, fossil fuel usage and carbon emissions beyond what may be technologically possible for certain products and manufacturing processes and revisit or reverse the environmental agendas of previous administrations with respect to previously established fuel efficiency standards. Additionally, in periods of lower oil prices, the economic benefits of replacing older aircraft and automobiles with more fuel-efficient models are less compelling. A relaxation of fuel efficiency standards by the regulatory agencies or an extended period of moderate oil prices could reduce demand for new more efficient aircraft and automobiles, which could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.

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

Our products are used in a wide variety of military applications, including military aircraft, armored vehicles, and ordnance. Certain military programs are used by the U.S. armed forces, as well as by the defense forces of our allied foreign powers. Military programs that currently use or in the future could use our products may be subject to changes in military strategy and government priorities. Further, while many of the U.S. government programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations. When U.S. and foreign allied governments are faced with competing national priorities, such as addressing financial or spending crises or public health emergencies, there can be significant pressure to reduce defense spending, which could reduce the demand for our products and adversely affect our financial position, results of operations and cash flows.

Downturns in the automotive and ground transportation industries could adversely affect our business.

The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy-duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Even with the automotive industry’s growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy duty vehicles and trailers could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.

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

Aluminum coil produced for demanding end market applications in the beverage and food packaging industry in North America are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to the associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high-capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low-capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

RISKS RELATED TO SALES.

We depend on a core group of significant customers.

Our five largest customers in total accounted for approximately 53% of our 2023 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations and cash flows could be adversely affected.

We experience fluctuation in certain costs that we cannot pass through to our customers and face pressure from our customers on pricing.

We are unable to pass fluctuations of certain costs through to our customers, including the cost of energy, certain raw materials, operating supplies, and freight. Further, cost-cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient productivity improvements and cost savings in the future to offset reductions in our selling prices and increases in our costs that we cannot pass through to our customers, our financial position, results of operations and cash flows could be adversely affected.

We are exposed to risks related to our receivables supply chain financing arrangements.

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable without recourse to such customers’ financial institutions. To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays, or failures in collecting trade accounts receivables. The utility of certain supply chain financing arrangements also depends upon the Term SOFR rate, as it is a component of the discount rate applicable to certain arrangements. If the Term SOFR rate increases significantly or remains at an elevated level for a prolonged period of time, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

As we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays, or other complications, which could adversely impact our ability to serve our customers, our reputation, our costs of production and, ultimately, our financial position, results of operations and cash flows.

Unplanned events may interrupt our production operations, which may adversely affect our business.

The production of aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, public utilities interruptions, and supply chain interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at our Trentwood facility where our production of plate and sheet is concentrated or at our Warrick facility where our production of packaging material is concentrated, could significantly compromise our ability to meet our customers’ needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows could be adversely affected by such events.

We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.

Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Despite our controls and safeguards, our technology may be misappropriated by our employees, our competitors, or other third parties. The pursuit of remedies for any misappropriation of our intellectual property is expensive and the ultimate remedies may be deemed insufficient. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business and competitive position.

RISKS RELATED TO OUR STRATEGIC TRANSACTIONS AND INITIATIVES.

We may not be able to successfully implement our productivity enhancement and cost reduction initiatives that are necessary to offset competitive price pressure.

Over time, we have experienced pricing pressure on many of our products and anticipate continued pricing pressure in the future. Ongoing and heightened competitive price pressure makes it increasingly important for us to be a low-cost producer. Although we have undertaken and expect to continue to undertake productivity enhancement and cost reduction initiatives, including significant investments in our facilities to improve our manufacturing efficiency, cost, and product quality, we cannot make assurances that we will complete all of these initiatives, that we will fully realize the estimated cost savings from such activities, that short-to-medium term improvements from new efficiencies and lower cost structure achieved will become permanent or that we will be able to continue to reduce cost and increase productivity over the long term.

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

Our acquisition of Warrick rolling mill in 2021 could disrupt our business and/or dilute or adversely affect the price of our common stock. Risks associated with the Warrick rolling mill acquisition may include difficulties integrating the financial, technological and management standards, processes, procedures, and controls of the acquired business with those of our existing operations. In addition, we may experience difficulties achieving anticipated operational improvements at Warrick. If we fail to successfully integrate the Warrick rolling mill, we may not realize the benefits expected from the transaction and/or it may have adverse effects on our financial position, results of operations, and cash flows.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at Warrick.

We are dependent upon Alcoa for certain resources required for the day-to-day operation of our business at Warrick, which include “support services” such as the provision of potable water, compressed air, laboratory services, electricity, steam and hot water. In order to transition Warrick from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to provide “transition services,” including providing infrastructure and equipment for the production of steam, hot water and compressed air and conveying the filtration plant currently utilized for the supply of potable water. In addition, Alcoa has agreed to pay for the development of infrastructure necessary for Warrick to obtain electricity from a third-party power supplier, subject to certain conditions no later than June 30, 2024. A failure by Alcoa to provide support services or transition services within the time frames and upon the terms agreed to, including quality and performance standards, could cause us to incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of Warrick’s operations. In the event that production of Warrick is negatively impacted by Alcoa’s failure to provide support or transition services, our operations, business, financial condition and results of operations could be adversely affected.

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

We use certain alloying metals, such as copper, zinc, magnesium and silicon, in our operations in order to achieve the required performance properties in our products. The availability of these alloys in some cases has been and, in the future, may be restricted due to limited suppliers, government regulations, energy, supply chain disruptions, and/or general demand dynamics. When sudden restrictions of these materials occur, we have been and in the future may be subject to rapid price increases and limited supplies, either of which could have an adverse effect on our financial position, results of operations and cash flows.

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

We use forward contracts to protect against fluctuations in commodity prices and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the impacts of supply chain disruptions, geopolitical activity, general economic conditions and other factors, our customers’ businesses are subject to many uncertainties and, as a result, we have experienced, and may continue to experience, unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net income (loss) associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations and cash flows.

Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging programs were not in place and may otherwise affect our business.

In the ordinary course of business, we enter into hedging transactions to limit our exposure to risks relating to changes in the market prices of primary aluminum, certain alloying metals, natural gas, electricity, as well as fluctuations in foreign currency exchange rates. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Our liquidity could also be adversely affected to the extent we incur margin calls from our hedging counterparties due to the market price of the underlying commodity or the foreign currency exchange rates deviating adversely from fixed, floor or ceiling prices or rates established by our outstanding hedging transactions. Our failure to satisfy certain covenants in the underlying hedging documents or the occurrence of an event of default thereunder could also trigger margin calls that could adversely impact our liquidity, financial position, results of operations and cash flows. Our hedging programs also expose us to the creditworthiness of our hedging counterparties, which is inherently difficult to assess and can change quickly and dramatically. Non-performance by a hedging counterparty could have an adverse effect on our financial position, results of operations and cash flows.

RISKS RELATED TO OUR INDEBTEDNESS.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our Revolving Credit Facility and the indentures governing our Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants or restrictions under our Revolving Credit Facility or under the indentures governing the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Revolving Credit Facility or our indentures for our Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Revolving Credit Facility could permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•
limited in how we conduct our business and grow in accordance with our strategy;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•
unable to compete effectively or to take advantage of new business opportunities.

In addition, our financial results, our level of indebtedness, and our credit ratings could adversely affect the availability and terms of any additional or replacement financing.

More detailed descriptions of our Revolving Credit Facility and the indentures governing our Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

Restrictive covenants in our debt instruments contain significant qualifications and exceptions.

While our Revolving Credit Facility and the indentures governing the Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments, and incur additional indebtedness, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made or incremental debt incurred in compliance with these limitations could be substantial.

As indicated above, more detailed descriptions of our Revolving Credit Facility and the indentures governing our Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Revolving Credit Facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our Senior Notes or our Revolving Credit Facility. Accordingly, repayments of our Senior Notes and any future amounts due under our Revolving Credit Facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment, or otherwise. Our subsidiaries that are not guarantors of our Senior Notes, or the Revolving Credit Facility have no obligation to pay amounts due on the Senior Notes, or the Revolving Credit Facility or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on the Senior Notes, or our Revolving Credit Facility, or other indebtedness.

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

At December 31, 2023, approximately 65% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark facilities are represented by the USW under a single contract that extends through September 2025. The USW also represents employees at six other facilities, one of which has a contract expiring in 2024. As part of any labor negotiation, the future wages, healthcare benefits, and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all or result in strikes, work stoppages or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

Our participation in multiemployer union pension plans may have an adverse effect on our financial performance.

We participate in several multiemployer pension plans pursuant to our collective bargaining agreements. Our contribution amounts to these plans were established by collective bargaining and, along with benefit levels and related items, will be issues in our future collective bargaining negotiations. An employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability for the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can increase the burden of the remaining participating employers to make up the funding shortfall, which could have an adverse effect on our financial position, results of operations and cash flows. The increase or decrease in our contributions to these multiemployer pension plans will depend on our future collective bargaining, actions taken by trustees who manage the plans, actions of other participating employers, government regulations and the actual return on assets held in the plans, among other factors.

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our business, financial condition, results of operations or amount of pension funding contributions in future periods.

Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement benefit plans, reductions in the fair value of plan assets and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with GAAP.

These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition” under caption “Critical Accounting Estimates and Policies – Pension and Other Postretirement Benefits” included in this Form 10-K, as well as Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plans.

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

RISKS RELATED TO ENVIRONMENTAL LAWS AND REGULATIONS AND SUSTAINABILITY INITIATIVES.

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

Laws enacted by government agencies, or policies of regulators, including the USEPA and the SEC, could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes, or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make certain disclosures about emissions, which may be extensive, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have implemented and continue to consider various greenhouse gas regulation and reduction programs through legislative proposals, executive orders and ballot initiatives. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that have or may be imposed. While certain of our operations, including the melting of aluminum, require the use of natural gas to achieve the required temperatures, greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, any one of which could significantly increase our costs, reduce our competitiveness in the global economy or otherwise adversely affect our business, operations or financial results.

Furthermore, regulations or other targets for greenhouse gas emissions reductions could impact the availability and price of energy and raw materials, which could ultimately lead to supply demand imbalances, higher costs and supply chain disruptions. Prolonged shortages or slowdowns could negatively impact our cost of goods and result in delays or non-delivery of shipments of our products. The future impact of these or other changes could be regulatory or voluntary and could impact our operations directly or indirectly through our customers or our supply chain. These potential impacts could have an adverse effect on our operations, financial position, results of operations and cash flows.

Expectations relating to sustainability considerations expose us to potential liabilities, increased costs and reporting requirements, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our sustainability goals and initiatives through information provided on our website, press statements, and other communications, including through our Corporate Sustainability Report. Responding to these sustainability considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international sustainability laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition and stock price.

RISKS RELATED TO CYBERSECURITY AND PRIVACY.

We are subject to risks relating to our information technology systems and those of our third-party service providers.

We rely on information technology networks and systems to process, transmit and store electronic information, operate our business and communicate among our locations and with our customers, suppliers and other interested parties. Many of these systems are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers. Such information technology systems are subject to: (i) interruption or damage from power outages; (ii) cybersecurity breaches and other types of unauthorized access and/or use; and (iii) cyberattacks in the form of computer viruses, worms, malicious computer programs, denial‑of‑service attacks and other illegal or illicit means. Cyberattack and security breach strategies and methods continue to evolve and become more sophisticated. Accordingly, preventing intrusions and detecting successful intrusions and defending against them continues to be more difficult and requires ever-increasing vigilance.

A breach in cybersecurity on our systems or any of our third-party service providers could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down and lead to disruption of our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means.

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

Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, including the availability of surplus and/or net profits, liquidity position, anticipated cash requirements and regulatory rules. Additionally, our Revolving Credit Facility and the indentures for our Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.

The provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti‑takeover provisions impose various impediments to the ability of a third-party to acquire control of us. In addition, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting.

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
•
failure to meet the expectations of investors, including recent environmental, social and governance expectations and other factors that are beyond the control of an individual company;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We employ information systems to support our business. As is the case for other manufacturing companies of comparable size and scope, we, from time to time, experience attempted cyber-attacks on our information system. We also face risks associated with other potential significant failures or disruptions of our information technology networks. We utilize a risk-based, multi-layered information security approach that incorporates some of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have adopted and implemented this approach to identify and mitigate information security risks in a manner that we believe is commercially reasonable for manufacturing companies of our size and scope.

The review of cybersecurity risks and threats is integrated into our enterprise risk management (“ERM”). Our ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by our Chief Information Officer (“CIO”). Management employs in-depth defense mechanisms throughout the enterprise. We regularly engage and consult with independent third-party consultants as part of our overall ERM, including penetration testing and periodic tabletop exercises to better prepare us for potential cyber threats. We also conduct annual information security training to educate employees and make them aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we take reasonable steps to provide our executive management and employees who may come into possession of confidential financial information with appropriate information security awareness training. In addition, we employ multi-factor authentication and vulnerability management to mitigate and/or prevent cybersecurity incidents.

A cybersecurity incident may be detected in a number of ways, including, but not limited to, through automated reporting mechanisms, network and system indicators, intrusion detection systems, employee reports, law enforcement reports, or other third-party notification. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third-party service providers, the Company maintains a cybersecurity operations team with round-the-clock monitoring, and the CIO and Director of Cybersecurity receive regular reports on industry activity. Upon receiving notification of a cybersecurity incident, the cybersecurity operations team acts to isolate and contain the threat. The CIO along with the Director of Cybersecurity will consult and determine the incident severity level, which determines whether the incident should be escalated. Critical and high severity incidents must be reported to our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, Chief Administrative Officer and General Counsel and Executive Vice President - Manufacturing. The Company may engage third-party experts for assistance with crisis management, including forensic investigations, ransom negotiation, or crisis communication. During this process, the cybersecurity operations team will take steps to preserve evidence as soon as possible, including, but not limited to, memory dumps, log preservation and forensic hard drive collection. In addition, our Executive Vice President, Chief Administrative Officer and General Counsel, in consultation with the CIO and Director of Cybersecurity, will promptly evaluate whether the incident requires legal notifications or disclosure, including whether the incident requires disclosure under the U.S. securities laws. Following a cybersecurity incident, the Executive Vice President and Chief Financial Officer will direct the development of documentation regarding lessons learned in the response, including evaluation of preparedness capability, to continuously strengthen the cybersecurity posture of the Corporation.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business, strategy, results of operations, or financial condition. See “Item 1A. Risk Factors - Risks Related to Cybersecurity and Privacy” for additional information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. We also have a cyber risk insurance policy to help us mitigate risk exposure by offsetting costs involved with recovery and remediation in the event of a successful attack or other intrusion.

Governance

The Audit Committee is responsible for the review of risks relating to our information technology system, including cybersecurity, emerging cybersecurity developments and threats and our strategy for mitigating cybersecurity risks. Our entire Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and mitigate information security risks. The CIO and Director of Cybersecurity reports on cybersecurity matters semi-annually to the Board, primarily through the Audit Committee. Management provides benchmarking information and updates on key operational and compliance metrics to the Audit Committee. In addition, cybersecurity training is provided to the Audit Committee, to educate directors on the current cybersecurity threat environment and measures companies can take to mitigate the risk and impact of cyberattacks.

As described above, management is actively involved in assessing and managing the Company’s material cybersecurity risks. The CIO and the Director of Cybersecurity primarily lead these efforts. The CIO, reporting to the Company’s Executive Vice President and Chief Financial Officer, manages the global information technology and cybersecurity programs. The CIO holds Bachelor’s and Master’s degrees in Business Administration, specializing in information systems and quantitative methods from Loyola Marymount University. The CIO maintains over 25 years of information technology expertise with extensive experience in enterprise risk management, including analysis, development, evaluation, and testing of control objectives and procedures to mitigate risks. The Director of Cybersecurity oversees and helps to ensure appropriate capabilities and controls are implemented in the areas of network security, endpoint protection, data protection, incident response, identity, and access management. Additionally, in this role, the Director of Cybersecurity works closely with 3rd party security partners surrounding monitoring and incident response services.

Item 2. Properties

The following table provides information regarding the location, size, and ownership of our principal production facilities as of December 31, 2023:

Location	Square footage	Owned or Leased
Chandler, Arizona	98,000	Leased[1]
Chandler, Arizona	103,000	Leased[2]
Columbia, New Jersey	33,000	Owned
Florence, Alabama	249,000	Owned
Jackson, Tennessee	306,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario	306,000	Owned
Los Angeles, California	174,000	Owned
Heath, Ohio	1,284,000	Owned
Newburgh, Indiana	3,922,000	Owned/Leased[3]
Richland, Washington	63,000	Leased[4]
Richmond, Virginia	474,000	Owned
Sherman, Texas	311,000	Owned
Spokane Valley, Washington	2,886,000	Owned/Leased[5]
Total	10,674,000

1.
The Chandler, Arizona extrusion facility is subject to a lease with a term that expires in 2038, subject to certain extension rights held by us.
2.
The Chandler, Arizona tube, and Kalamazoo, Michigan facilities are each subject to leases with terms that expire in 2033, subject to certain extension rights held by us.
3.
The Newburg, Indiana facility is owned by us, while the land where the rolling mill is located is subject to a lease with a 2081 expiration date and a renewal option subject to certain terms and conditions.
4.
The Richland, Washington facility is subject to a lease with a 2025 expiration date, subject to certain extension rights held by us.
5.
The Spokane Valley, Washington facility consists of 2,765,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2025 expiration date.

Production facilities and equipment are generally in good condition and suitable for their intended uses. For additional information regarding our production facilities, see the table under Item 1. Business “Resources - Manufacturing Processes” of this Form 10-K.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock is traded under the ticker symbol “KALU” on the Nasdaq Global Select Market.

Holders

As of February 19, 2024, there were approximately 495 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 Index and (ii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2018 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the Russell 2000 Index and

the S&P SmallCap 600 Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Kaiser Aluminum Corporation
Russell 2000 Index
S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2023:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2023 - October 31, 2023	344	$67.08	—	$—	$93.1
November 1, 2023 - November 30, 2023	—	—	—	—	93.1
December 1, 2023 - December 31, 2023	683	64.95	—	—	93.1
Total	1,027	$65.67	—	$—	n/a

1.
Under our equity incentive plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units, and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares.
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At December 31, 2023, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. For a detailed discussion of items impacting the year ended December 31, 2021, as well as a year‑to‑year comparison of our financial position and results of operations for the years ended December 31, 2022 and December 31, 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the years ended December 31, 2021 and 2022, respectively, filed with the SEC on March 1, 2022 and February 23, 2023, respectively.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with US GAAP in the statements of income (loss), balance sheets, or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided a discussion of the reasons we believe that presentation of the non-GAAP financial measures provides useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net Sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion), Adjusted EBITDA and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

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

Metal Pricing Policies

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in the underlying price of primary and scrap, or recycled, aluminum, our main raw material, and certain alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average MWTP plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average MWTP of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of Conversion Revenue to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

Molten Metal and Magnesium Supply Chain Issues

In September 2021, Warrick faced specific challenges with the force majeure declaration of its primary magnesium supplier, US Magnesium, LLC (“US Mag”), which resulted in a significant reduction in deliveries while we were also being impacted by the operational challenges Alcoa was experiencing at its adjacent smelter, which supplies molten metal to Warrick. In June 2022, US Mag deliveries unexpectedly stopped while performance of the smelter also rapidly deteriorated, negatively impacting Warrick’s operating efficiency and financial performance. As a result of the abrupt and unexpected decline in magnesium supply, on July 7, 2022, we declared force majeure at Warrick due to the limited availability of magnesium utilized in the production of our beverage and food packaging products, reducing our ability to produce those products at the time. After successfully securing and qualifying magnesium from additional sources, on September 6, 2022, we announced that we had lifted our force majeure declaration. We believe our supply base is now well diversified, as it is not reliant on any one single supplier or geographical region, including with respect to the supply of molten metal to our Warrick operation.

Management Review of 2023 and Outlook for the Future

Review

Despite its challenges, 2023 was a foundational year for Kaiser as we laid the groundwork we believe to be necessary to capture the vast growth opportunities ahead. Our focused execution led us to end the year in a solid position with full year Net income of $47.2 million and adjusted EBITDA increasing 48% over 2022 to approximately $210 million. Our marketing organization was successful working with our customers on pricing initiatives in response to higher inflationary costs impacting our performance as we exited 2022 and the first half of 2023. In addition, we led the industry in securing contain metal pass through to address the volatility of alloy costs. Aero/HS Products demand remained strong with Net sales and conversion revenue each setting a new record high. While reduced demand for general engineering plate products persisted, our unique ability to flex our capacity at our Trentwood facility to support strengthening aerospace demand further contributed to our performance. After five consecutive quarters, destocking activity for general engineering long products stabilized during the fourth quarter of 2023. In our Packaging operations, we continue to stabilize operations following the prior years impact of supply chain disruptions and the start of a beverage product destocking cycle that continued through the first half of 2023. While destocking stabilized for beverage products in the second half of 2023, the fourth quarter of 2023 was further impacted by destocking for food related products. Our new roll coat installation, to convert approximately 25% of our existing packaging capacity to higher valued coated products, is progressing well and is on time for completion and customer qualifications by the end of 2024. We believe we have ample financial resources, including $599.1 million in liquidity as of December 31, 2023, and a strong capital expenditures budget, to implement our growth initiatives as we strive to drive sustainable long-term growth.

Outlook

We believe Kaiser remains well positioned in the current demand environment as a key supplier in diverse end markets with multi-year contracts with strategic partners and expects demand will continue to improve across key markets throughout 2024. In Aero/HS Products, the strong momentum from 2023 is expected to continue, supported by customer declarations for commercial jets and strong demand for defense, space, and business jets. In Packaging applications, shipments and conversion revenue are expected to improve modestly as destocking ends in coated food products, along with anticipated steady demand improvements for both beverage and food products as the year progresses. GE Products destocking is expected to continue to abate in the first half of 2024 with improving shipments in the second half of the year. Automotive Extrusions demand is expected to continue its modest recovery with steady shipments and conversion revenue.

As a result, conversion revenue for the full year 2024 is expected to improve 2% - 3% with adjusted EBITDA margins to improve 70 - 170 basis points over 2023. The Company believes its adjusted EBITDA and adjusted EBITDA margin will continue to improve as we implement cost reduction measures in our operations, increase manufacturing efficiencies, and pursue our strategic growth initiatives in Aero/HS Products and Packing applications.

Results of Operations

Fiscal 2023 Summary

•
Increasing demand for our Aero/HS Products within commercial aerospace and space applications, while defense and business jet applications demand remained strong;
•
Continued destocking in our Packaging and GE Products end markets;
•
Negotiated more efficient contained metal pass throughs and commodity price adjustments in our customer contracts to help mitigate the impact of higher material and other inflationary costs on our business;
•
Capital investment was $143.2 million for the year, driven by the fourth roll coat line investment at our Warrick facility;
•
As of December 31, 2023, we had $599.1 million of combined cash and cash equivalents and net borrowing availability under our Revolving Credit Facility;
•
We paid a total of approximately $50.4 million, or $3.08 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units during the year ended December 31, 2023.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Net Sales. We reported Net sales for 2023 of $3,087.0 million, compared to $3,427.9 million for 2022. The decrease in Net sales reflected a 57.8 million pound (5%) decrease in shipment volume and a $0.15/lb (5%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 88.3 million pound (29%) decrease in GE Products primarily due to destocking at service centers for our plate and extruded rod and bar products; (ii) a 42.9 million pound (7%) decrease in Packaging reflecting destocking in the beverage and food cans market; and (iii) a 2.4 million pound (20%) decrease in our Other products, partially offset by: (i) a 67.8 million pound (36%) increase in Aero/HS Products reflecting strengthening demand for commercial aerospace applications and (ii) a 8.0 million pound (8%) increase in Automotive Extrusions reflecting increased North American automotive build rates. The decrease in average realized sales price per pound reflected a $0.28/lb (17%) decrease in average Hedged Cost of Alloyed Metal prices per pound offset by a $0.13/lb (12%) increase in Conversion Revenue per pound reflecting higher pricing and surcharges to offset higher inflationary and commodity related costs. See the table in “Selected Operational and Financial Information” below for further details.

COGS. COGS for 2023 totaled $2,754.9 million, or 89% of Net sales, compared to $3,180.2 million, or 93% of Net sales, in 2022. The decrease during 2023 compared to 2022 of $425.3 million reflected: (i) a $424.1 million decrease in Hedged Cost of Alloyed Metal and (ii) a $1.2 million decrease in net manufacturing conversion and other costs. Of the $424.1 million decrease in Hedged Cost of Alloyed Metal, $329.7 million was due to lower hedged metal cost and $94.4 million was due to lower shipment volume, as discussed above in “Net Sales.” The $1.2 million decrease in net manufacturing conversion and other costs was primarily due to: (i) a $19.8 million decrease related to lower shipments; (ii) a $10.9 million decrease in other costs, primarily due to lower freight costs; and (iii) a $3.2 million decrease in environmental costs, partially offset by: (i) a net $25.3 million increase in manufacturing costs primarily due to higher labor and material costs and (ii) a $7.4 million increase in major maintenance. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2023 and 2022.

Depreciation and Amortization. Depreciation and amortization for 2023 was $108.6 million compared to $106.9 million for 2022. The increase of $1.7 million was primarily attributable to various construction-in-progress projects being placed in service related to manufacturing cost efficiency initiatives.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $122.7 million in 2023 compared to $110.9 million in 2022. The $11.8 million increase in 2023 compared to 2022 was primarily due to: (i) an $11.2 million increase in salaries, benefits, and incentive compensation and (ii) a $2.7 million increase in legal fees, partially offset by a $3.6 million decrease in consulting and outsourced services.

Goodwill Impairment. See Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K for further details.

Restructuring Costs. Restructuring costs reflect the impacts of our restructuring plans initiated in 2022 and 2020. See Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding the restructuring plans.

Other Operating Charges, Net. Other operating charges, net, of $3.2 million for the year ended December 31, 2022 was primarily due to the impairment of our favorable commodity contract intangible asset. See Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K for further details.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Senior Notes and our Revolving Credit Facility, net of capitalized interest. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding interest expense, capitalized interest expense and a discussion of our debt and credit facilities that were in effect during each of the years 2023 and 2022.

Other Income (Expense), Net. See Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for details.

Income Tax (Provision) Benefit. The income tax provision for 2023 was $9.1 million, resulting in an effective tax rate of 16.2%. The difference between the effective tax rate and the projected blended statutory tax rate for 2023 was primarily due to: (i) a decrease of 6% related to a federal Research and Development credit and (ii) a decrease of 3% related to state taxes, partially offset by an increase of 3% related to non-deductible compensation expense.

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

Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2023	2022
Net income (loss)	$47.2	$(29.6)
Interest expense	46.9	48.3
Other income, net	(7.4)	(6.4)
Income tax provision (benefit)	9.1	(8.3)
Depreciation and amortization	108.6	106.9
Non-run-rate items:
Restructuring cost	5.0	2.2
Mark-to-market loss on derivative instruments[1]	—	1.4
Goodwill impairment[2]	—	20.5
Non-cash asset impairment charge	—	3.2
Net periodic postretirement service cost relating to Salaried VEBA	—	0.1
Environmental expenses[3]	0.2	3.2
Acquisition costs[4]	—	0.4
Total non-run-rate items	5.2	31.0
Adjusted EBITDA	$209.6	$141.9

1.
Mark-to-market loss on derivative instruments for 2022 represents loss on non-designated commodity hedges. Adjusted EBITDA reflects the realized loss of such settlements.
2.
See Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information relating to the impairment of goodwill in 2022.
3.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information relating to environmental expenses.
4.
Acquisition costs are non-run-rate acquisition-related transaction costs, which include professional fees, as well as non‑cash hedging charges recorded in connection with our Warrick acquisition.

Adjusted EBITDA for 2023 was $67.7 million higher than Adjusted EBITDA for 2022. Adjusted EBITDA for the year ended December 31, 2023 was impacted by: (i) improved pricing and surcharges to offset higher inflationary and commodity related costs; (ii) a decrease in freight costs due to lower shipment volumes; and (iii) lower energy costs, partially offset by: (i) an increase in material and overhead costs; (ii) higher personnel costs; and (ii) an increase in major maintenance. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Year Ended December 31,
	2023		2022
Aero/HS Products:
Shipments (mmlbs)	254.3		186.5
	$	$ / lb	$	$ / lb
Net sales	$899.3	$3.54	$676.1	$3.63
Less: Hedged Cost of Alloyed Metal	(366.4)	(1.44)	(319.8)	(1.72)
Conversion Revenue	$532.9	$2.10	$356.3	$1.91

Packaging:
Shipments (mmlbs)	612.4		655.3
	$	$ / lb	$	$ / lb
Net sales	$1,315.2	$2.15	$1,585.3	$2.42
Less: Hedged Cost of Alloyed Metal	(812.0)	(1.33)	(1,030.6)	(1.57)
Conversion Revenue	$503.2	$0.82	$554.7	$0.85

GE Products:
Shipments (mmlbs)	215.6		303.9
	$	$ / lb	$	$ / lb
Net sales	$596.5	$2.77	$883.8	$2.91
Less: Hedged Cost of Alloyed Metal	(291.4)	(1.35)	(517.2)	(1.70)
Conversion Revenue	$305.1	$1.42	$366.6	$1.21

Automotive Extrusions:
Shipments (mmlbs)	104.5		96.5
	$	$ / lb	$	$ / lb
Net sales	$254.9	$2.44	$254.8	$2.64
Less: Hedged Cost of Alloyed Metal	(138.7)	(1.33)	(159.0)	(1.65)
Conversion Revenue	$116.2	$1.11	$95.8	$0.99

Other Products:
Shipments (mmlbs)	9.6		12.0
	$	$ / lb	$	$ / lb
Net sales	$21.1	$2.20	$27.9	$2.33
Less: Hedged Cost of Alloyed Metal	(12.6)	(1.31)	(18.6)	(1.55)
Conversion Revenue	$8.5	$0.89	$9.3	$0.78

Total:
Shipments (mmlbs)	1,196.4		1,254.2
	$	$ / lb	$	$ / lb
Net sales	$3,087.0	$2.58	$3,427.9	$2.73
Less: Hedged Cost of Alloyed Metal[1]	(1,621.1)	(1.35)	(2,045.2)	(1.63)
Conversion Revenue	$1,465.9	$1.23	$1,382.7	$1.10
1.
Hedged Cost of Alloyed Metal for 2023 and 2022 was comprised of $1,599.7 million and $2,028.2 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $21.4 million and $17.0 million in 2023 and 2022, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income (Loss). See Note 8 of Notes to Consolidated Financial Statements included in this Form 10-K for the total realized loss (gain) on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2023	2022
Available cash and cash equivalents	$82.4	$57.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	516.7	557.8
Total liquidity	$599.1	$615.2

1.
In April 2022, we executed Amendment No. 3 to our Revolving Credit Facility to, among other things: (i) increase the commitment to $575.0 million; (ii) extend the maturity date; (iii) update our borrowing base; and (iv) update relevant benchmark provisions from LIBOR to Term SOFR. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details. Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of December 31, 2023 and December 31, 2022.

We place our cash in bank deposits and money market funds with high credit quality financial institutions. Cash equivalents primarily consist of money market funds, which are highly liquid. As of December 31, 2023, we had no cash in money market funds. As of December 31, 2022, we had $10.3 million in money market funds.

See Note 16 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding restricted cash at December 31, 2023.

We had no outstanding borrowings as of December 31, 2023 under our Revolving Credit Facility, after repaying borrowings of $215.1 million incurred during the year ended December 31, 2023. We had no borrowings under our Revolving Credit Facility during the year ended December 31, 2022. See “Sources of Liquidity” below for a further discussion of subsequent borrowing activity.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Year Ended December 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$211.9	$(63.1)
Investing activities	$(128.2)	$(125.8)
Financing activities	$(54.3)	$(56.8)

Cash provided by operating activities for the year ended December 31, 2023 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) a decrease in inventory of $48.2 million, primarily driven by improved inventory management and lower metal costs; (ii) a decrease in trade and other receivables of $33.1 million, primarily due to a decrease in metal costs in addition to the timing of collections; and (iii) a decrease in accounts payable of $43.0 million due to the timing of payments, in addition to a decrease in metal prices.

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

See Statements of Consolidated Cash Flows included in this Form 10-K for further details on our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and December 31, 2022.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, available credit under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Our Revolving Credit Facility and Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months, we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.

At February 19, 2024, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. The costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the year ended December 31, 2023 constituted approximately 41% of our Net sales. See Note 1 and Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to these supply chain financing programs.

Material Cash Requirements

The discussion below summarizes our material cash requirements from significant contractual obligations, commercial commitments and off-balance sheet arrangements as of December 31, 2023.

Debt. As of December 31, 2023, we have outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.05 billion. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to the 4.50% Senior Notes maturing in 2031 (“4.50% Senior Notes”) and 4.625% Senior Notes maturing in 2028 (“4.625% Senior Notes”). At December 31, 2023, future interest payments associated with our outstanding notes total $289.7 million, with $47.9 million payable within 12 months. We do not believe that covenants in the indenture governing the 4.50% Senior Notes and 4.625% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase primary aluminum, recycled scrap aluminum, other alloys, energy, and equipment. We have various contracts with suppliers of metals that require us to purchase minimum quantities of these metals in future years based primarily at the associated metal price at the time of payment. However, we believe the minimum required purchase quantities are lower than our current requirements for these metals. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in electricity and natural gas prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.

Leases. We have operating and finance leases for certain manufacturing facilities, warehouses, office space, equipment, and non-cancelable capital commitments. See Note 3 of Notes to Consolidated Financial Statements included in this Form 10-K for the maturity of our lease liabilities.

Deferred Compensation Plan Liability. As of December 31, 2023, we had deferred compensation plan liabilities for certain key employees, which were contingent upon investment performance, vesting and other eligibility requirements, including retirement dates. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for further information, including the total expense related to all benefit plans.

Revolving Credit Facility. We are required to pay a monthly commitment fee equal to 0.25% per annum of the unused commitments under the Revolving Credit Facility. No borrowings were outstanding under our Revolving Credit Facility as of December 31, 2023. Additionally, under our Revolving Credit Facility, we issue standby letters of credit to provide financial assurance of our payment of obligations, primarily related to workers’ compensation claims. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in April 2027. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information.

Uncertain Tax Liabilities. At December 31, 2023, we had uncertain tax positions which ultimately could result in tax payments. See Note 14 of Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Pension, OPEB, and Salaried VEBA. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the future net benefits we expect to pay with respect to our pension plans, OPEB, and our variable cash contributions to the Salaried VEBA. Additionally, we are required to pay $0.3 million in annual administrative fees related to the hourly VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents through September 2025.

While we believe our available cash on hand, anticipated available borrowing capacity under the Revolving Credit Facility, and funds generated from operations will be sufficient to finance our working capital requirements, planned capital expenditures, investments, debt service obligations and other cash requirements for at least the next 12 months, and while we also believe that alternative sources of liquidity will remain available in the event we seek to add liquidity for opportunistic or other reasons in the future, our ability to fund such cash requirements will depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. In 2023, we continued spending on our previously announced capital project to add a fourth roll coat line at our Warrick facility to increase our capacity for higher margin coated packaging products. Total capital expenditures were $143.2 million in 2023, of which $66.0 million related to the new roll coat line and $77.2 million primarily related to critical sustaining capital projects, and $142.5 million in 2022, of which $74.7 million related to the new roll coat line and $67.8 million primarily related to critical sustaining capital projects. During 2023, we reassessed the remaining capital requirements for the fourth roll coat line, resulting in an increase to the total cost of the project from its original estimate of $150 million to approximately $250 million. The increase was primarily driven by higher labor and material costs, in addition to certain scope changes.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2024 of $170.0 million to $190.0 million, of which approximately 65% will be focused on growth initiatives, primarily reflecting continued investment in the new roll coat line at Warrick, which we anticipate will be approximately $100 million. In addition, approximately $10 million is attributable to our Phase VII growth project at our Trentwood facility. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

Capital investments will be funded using cash generated from operations, available cash and cash equivalents, borrowings under the Revolving Credit Facility, and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial, including the availability of surplus and/or net profits, and operating results, financial position and anticipated cash requirements and contractual restrictions under our Revolving Credit Facility, the indentures for our Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 18 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding dividends declared during 2023 and 2022 and subsequent to December 31, 2023.

Repurchases of Common Stock

We are not obligated to repurchase any specific number of shares under our stock repurchase program. We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At December 31, 2023, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program. See our Statements of Consolidated Stockholders’ Equity included in this Form 10-K for information regarding minimum statutory tax withholding obligations arising during 2023 and 2022 in connection with the vesting of non-vested shares, restricted stock units, and performance shares.

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

In addition to the accounting estimates we discuss in Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K, management believes that the following accounting estimates are critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We decide at the outset of entering into contracts with customers whether our performance obligations as specified in these contracts are satisfied over time or at a point in time. To recognize revenue over time means that we will need to synchronize revenue recognition with progress toward completion of the performance obligation. If we have determined that revenue will be recognized over time for a specific customer order, the earliest point in our production process that we will recognize revenue will be the point that the product cannot be directed to another customer. In most cases, this happens at the time we begin to mold the ingot or billet, either by flat rolling the ingot or by extruding the billet through a die. For custom alloys, we would begin recognizing revenue over time at the point the custom alloy billet is cast. Approximately 78% of our business is recognized at a point in time with the remaining 22% recognized over time.

We follow the input method of recognizing revenue over time. Under this approach, revenue is recognized for products in production based on the cost incurred to date plus a reasonable margin. Cost incurred to date is based on resources consumed, labor hours expended, and other costs incurred relative to the total inputs expected in order to satisfy a performance obligation. Reasonable margins are estimated using an average margin of the respective production facility producing the product. For purposes of recognizing revenue over time on products that are in work‑in-process (“WIP”) as of the period end, we make the assumption that the average margins at the respective production facilities are reasonably close to the individual product margins that are in WIP.

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.2 million to Net income for the year ended December 31, 2023.

Income Tax

We have tax attributes available to offset the impact of future income taxes. We have a process for determining the need for a valuation allowance with respect to these attributes. The process includes an extensive review of both positive and negative evidence including our earnings history, future earnings, adverse recent occurrences, carryforward periods, an assessment of the industry, and the impact of the timing differences. We expect to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. Financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty of predicting future tax rates, market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and other factors. However, if, among other things: (i) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Form 10-K; (ii) income is distributed differently than expected among tax jurisdictions; (iii) one or more material events or transactions occur which were not contemplated; or (iv) certain expected deductions, credits, or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 14 of Notes to Consolidated Financial Statements included in this Form 10-K for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our effective tax rate by 1% would have had an impact of approximately $0.6 million to Net income for the year ended December 31, 2023.

Goodwill and Intangible Assets

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to estimate the fair value of goodwill and intangible assets. Additionally, as of December 31, 2023, we do not believe any of our reporting units are at risk of failing the goodwill impairment test. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material. For further details on goodwill and intangible assets, see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K.

Environmental Commitments and Contingencies

We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims and litigation based upon such laws and regulations. Based on our evaluation of environmental matters, we have established environmental accruals, primarily related to solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent our estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remediation action to be taken.

Making estimates of possible incremental environmental remediation costs is subject to inherent uncertainties. In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such an event, ASC 450, Contingencies ("ASC 450"), requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our accruals, our future results from operations could be materially affected. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.6 million over the remediation period. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K for additional discussion of these matters.

Pension and Other Postretirement Benefits

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

In addition to the above assumptions used in the actuarial valuations, changes in plan provisions could also have a material impact on the net funded status of our pensions and other postretirement benefits. Additionally, our obligation to the Salaried VEBA is to pay an annual variable contribution amount based on the level of our cash flow. The funding status of the Salaried VEBA has no impact on our annual variable contribution amount. We have no control over any aspect of the Salaried VEBA plan. We rely on information provided to us by the Salaried VEBA administrator with respect to specific plan provisions such as annual benefits expected to be paid. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information on our benefit plans.

Since the recorded obligation represents the present value of expected postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligation to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligation to decline.

The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plan). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy postretirement obligations to increase, yielding a reduced net expense of these obligations in future years. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy postretirement obligations and, thus, cause the net expense of these obligations to increase in future years. A change in plan provisions could cause the estimated obligations to change. An increase in annual benefits expected to be paid would increase the estimated present value of the obligations and conversely, a decrease in annual benefits expected to be paid would decrease the estimated present value of the obligations.

The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of 0.25% would be approximately $3.5 million as of December 31, 2023, and would impact pretax earnings in 2024 by approximately $0.3 million. A change in the assumption for the weighted average expected long-term rate of return on plan assets of 0.25% would impact pretax earnings by approximately $0.2 million for 2024.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 8 and Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

In 2023 and 2022, settlements of derivative contracts were for 207.5 million pounds and 271.9 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At December 31, 2023, we had derivative contracts with respect to approximately 56.4 million pounds and 7.1 million pounds to hedge sales to be made in 2024 and 2025, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of December 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.3 million in both periods, with corresponding changes to the net fair value of our aluminum derivative positions. In addition, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of December 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.4 million and $3.2 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of December 31, 2023, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of December 31, 2023 and December 31, 2022, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.8 million and $0.1 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.4 million and $3.5 million as of December 31, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark‑to‑market loss of $0.3 million as of December 31, 2023, with corresponding changes to the net fair value of our electricity derivative positions. As of December 31, 2022, we had no outstanding electricity derivative positions.

Foreign Currency

As of December 31, 2023, we hedged certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through January 2026. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $1.9 million and $0.1 million as of December 31, 2023 and December 31, 2022, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2023 and December 31, 2022 would have resulted in an annual operating cost impact of $2.7 million and $2.6 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaiser Aluminum Corporation

Franklin, Tennessee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it fulfills its performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, revenue recognized over time primarily relates to the Company’s Aero/HS products and Automotive Extrusions, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin.

Contract assets primarily relate to the Company’s enforceable right to consideration for work completed but not billed at the reporting date on contracts for products recognized over time. Contract assets also include amounts related to the Company’s contractual right to consideration for finished goods recognized over time that were in transit as of period end.

Given the volume of contracts that are recognized over time and the complexity of the determination of over time revenue, we identified revenue for over time contracts as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized over time included the following, among others:

•
We tested management’s controls over revenue recognized over time, including those over cost incurred to date and estimates of reasonable margin.

•
We tested the mathematical accuracy of management’s calculation of revenue recognized over time and the related contract asset.

•
We selected a sample of invoices with customers and performed the following:
o
We evaluated whether revenue was properly recognized as over time according to the contract terms with the customer.
o
We tested that the revenue associated with work-in-process and finished goods inventory was properly recognized at December 31, 2023.

/s/ Deloitte & Touche LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Nashville, Tennessee
February 22, 2024

We have served as the Company’s auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$82.4	$57.4
Receivables:
Trade receivables, net	325.2	297.2
Other	12.4	73.5
Contract assets	58.5	58.6
Inventories	477.2	525.4
Prepaid expenses and other current assets	34.5	30.5
Total current assets	990.2	1,042.6
Property, plant and equipment, net	1,052.1	1,013.2
Operating lease assets	32.6	39.1
Deferred tax assets, net	6.0	7.5
Intangible assets, net	50.0	55.3
Goodwill	18.8	18.8
Other assets	117.7	112.3
Total assets	$2,267.4	$2,288.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252.7	$305.1
Accrued salaries, wages and related expenses	53.0	45.2
Other accrued liabilities	64.3	68.4
Total current liabilities	370.0	418.7
Long-term portion of operating lease liabilities	29.2	35.4
Pension and other postretirement benefits	76.8	69.3
Net liabilities of Salaried VEBA	3.8	16.5
Deferred tax liabilities	13.9	4.9
Long-term liabilities	81.7	74.7
Long-term debt, net	1,039.8	1,038.1
Total liabilities	1,615.2	1,657.6
Commitments and contingencies – Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2023 and December 31, 2022; no shares were issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2023 and December 31, 2022; 22,851,077 shares issued and 16,015,791 shares outstanding at December 31, 2023; 22,776,042 shares issued and 15,940,756 shares outstanding at December 31, 2022	0.2	0.2
Additional paid in capital	1,104.7	1,090.4
Retained earnings	10.1	13.3
Treasury stock, at cost, 6,835,286 shares at both December 31, 2023 and December 31, 2022	(475.9)	(475.9)
Accumulated other comprehensive income	13.1	3.2
Total stockholders’ equity	652.2	631.2
Total liabilities and stockholders' equity	$2,267.4	$2,288.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In millions of dollars, except share and per share amounts)
Net sales	$3,087.0	$3,427.9	$2,622.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	2,754.9	3,180.2	2,348.1
Depreciation and amortization	108.6	106.9	91.5
Selling, general, administrative, research and development	122.7	110.9	118.8
Goodwill impairment	—	20.5	—
Restructuring costs (benefit)	5.0	2.2	(0.8)
Other operating charges, net	—	3.2	—
Total costs and expenses	2,991.2	3,423.9	2,557.6
Operating income	95.8	4.0	64.4
Other (expense) income:
Interest expense	(46.9)	(48.3)	(49.5)
Other income (expense), net – Note 13	7.4	6.4	(38.9)
Income (loss) before income taxes	56.3	(37.9)	(24.0)
Income tax (provision) benefit	(9.1)	8.3	5.5
Net income (loss)	$47.2	$(29.6)	$(18.5)
Net income (loss) per common share:
Basic	$2.95	$(1.86)	$(1.17)
Diluted	$2.92	$(1.86)	$(1.17)
Weighted-average number of common shares outstanding (in thousands):
Basic	15,991	15,906	15,836
Diluted	16,131	15,906	15,836

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In millions of dollars)
Net income (loss)	$47.2	$(29.6)	$(18.5)
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit plans	8.2	24.2	(1.6)
Cash flow hedges	1.7	(17.3)	16.6
Other comprehensive income, net of tax	9.9	6.9	15.0
Comprehensive income (loss)	$57.1	$(22.7)	$(3.5)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2020	15,812,169	$0.2	$1,068.6	$158.2	$(475.9)	$(18.7)	$732.4
Net loss	—	—	—	(18.5)	—	—	(18.5)
Other comprehensive income, net of tax	—	—	—	—	—	15.0	15.0
Common shares issued (including impacts from Long-Term Incentive programs)	75,748	—	0.3	—	—	—	0.3
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(22,799)	—	(2.6)	—	—	—	(2.6)
Cash dividends declared[1]	—	—	—	(46.7)	—	—	(46.7)
Amortization of unearned equity compensation	—	—	12.6	—	—	—	12.6
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net loss	—	—	—	(29.6)	—	—	(29.6)
Other comprehensive income, net of tax	—	—	—	—	—	6.9	6.9
Common shares issued (including impacts from Long-Term Incentive programs)	107,494	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(31,856)	—	(2.8)	—	—	—	(2.8)
Cash dividends declared[1]	—	—	—	(50.1)	—	—	(50.1)
Amortization of unearned equity compensation	—	—	13.7	—	—	—	13.7
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Net income	—	—	—	47.2	—	—	47.2
Other comprehensive income, net of tax	—	—	—	—	—	9.9	9.9
Common shares issued (including impacts from Long-Term Incentive programs)	98,292	—	0.7	—	—	—	0.7
Cancellation of shares to cover tax withholdings upon common shares issued	(23,257)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[1]	—	—	—	(50.4)	—	—	(50.4)
Amortization of unearned equity compensation	—	—	15.4	—	—	—	15.4
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2

1.
Dividends declared per common share were $3.08, $3.08 and $2.88 during 2023, 2022, and 2021, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income (loss)	$47.2	$(29.6)	$(18.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	103.3	97.6	82.5
Amortization of definite-lived intangible assets	5.3	9.3	9.0
Amortization of debt premium and debt issuance costs	2.2	2.3	2.1
Deferred income taxes	7.5	(12.0)	(11.4)
Non-cash equity compensation	16.1	14.3	12.9
Non-cash asset impairment charges	—	23.7	—
Loss on extinguishment of debt	—	—	35.9
Gain on disposition of property, plant and equipment	(13.8)	(6.0)	(0.5)
Gain on reimbursement on certain machinery and equipment – Note 13	—	(6.0)	—
Non-cash defined benefit net periodic postretirement benefit cost	13.4	13.1	9.4
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	33.1	15.0	(90.3)
Contract assets	0.1	4.6	(27.1)
Inventories	48.2	(120.8)	(43.5)
Prepaid expenses and other current assets	(2.8)	(1.5)	(0.9)
Accounts payable	(43.0)	(61.2)	112.5
Accrued liabilities	6.6	4.4	17.3
Annual variable cash contributions to Salaried VEBA	—	—	(1.7)
Long-term assets and liabilities, net	(11.5)	(10.3)	(8.3)
Net cash provided by (used in) operating activities	211.9	(63.1)	79.4
Cash flows from investing activities[1]:
Capital expenditures	(143.2)	(142.5)	(58.0)
Purchase of equity securities	(0.3)	(0.3)	(0.4)
Proceeds from sale of equity securities	0.1	—	—
Cash payment for acquisition of Warrick, net of cash received – Note 4	—	—	(609.2)
Proceeds from reimbursement on certain machinery and equipment – Note 13	—	6.0	—
Proceeds from disposition of property, plant and equipment	15.2	11.0	1.8
Net cash used in investing activities	(128.2)	(125.8)	(665.8)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	215.1	—	—
Repayment of borrowings under the Revolving Credit Facility	(215.1)	—	—
Repayment of principal and redemption premium of 6.50% Senior Notes	—	—	(380.9)
Issuance of 4.50% Senior Notes	—	—	550.0
Cash paid for debt issuance costs	—	(1.8)	(8.6)
Repayment of finance lease	(2.1)	(2.1)	(2.1)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(2.8)	(2.6)
Cash dividends and dividend equivalents paid	(50.4)	(50.1)	(46.7)
Net cash (used in) provided by financing activities	(54.3)	(56.8)	109.1
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	29.4	(245.7)	(477.3)
Cash, cash equivalents and restricted cash at beginning of period	71.3	317.0	794.3
Cash, cash equivalents and restricted cash at end of period	$100.7	$71.3	$317.0

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

In this Form 10-K, unless the context otherwise requires, references in these notes to consolidated financial statements to “Kaiser Aluminum Corporation,” “Kaiser,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Organization and Nature of Operations. Kaiser Aluminum Corporation specializes in the production of semi-fabricated specialty aluminum mill products, such as aluminum plate and sheet, bare and coated coil and extruded and drawn products, for the following end market applications: (i) Aero/HS products; (ii) Packaging; (iii) GE products; (iv) Automotive Extrusions; and (v) Other products. Our business is organized into one operating segment. See Note 17 for additional information regarding our business, product and geographical area information and concentration of risk.

Principles of Consolidation and Basis of Presentation. Our consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC. Intercompany balances and transactions are eliminated.

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

Supply Chain Financing. Upon our acquisition of Warrick (see Note 4), we became party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, we account for these transactions as a sale (see Note 13).

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

Financial assets and liabilities that we measure at fair value each period include our derivative instruments and equity investments related to our deferred compensation plan (see Note 5 and Note 8). Additionally, we measure at fair value once each year at December 31 the plan assets of our defined benefit pension and postretirement plans including the Salaried VEBA (see Note 5). In determining the fair value of the plan assets at an annual period end, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness. We record our remaining financial assets and liabilities at carrying value.

Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. We estimate the fair value of a reporting unit using a combination of an income approach and a market-based approach. Intangible asset fair values and useful lives are determined using the income approach valuation methodology. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash flow projections are based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, market prices, projected cash flows and the rate used in discounting those cash flows. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for discussion on business combinations, goodwill and intangible assets.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See “Property, Plant and Equipment, Net” below for a discussion of impairment charges on long-lived physical assets. See Note 9 for the fair value of our Long-term debt, net.

Government Grants. From time to time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for expenses already incurred or for immediate financial support with no future related costs are recognized as income in the period in which they are receivable. The following table presents the total government assistance recognized during the year ended December 31, 2023 (in millions of dollars):

Grantor	Grant	Amount	Duration	Classification
Indiana Economic Development Corporation	IN EDGE Tax Credit	$1.6	2021 - 2030	Cost of products sold, excluding depreciation and amortization
Total		$1.6

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

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for credit losses based upon collection experience and other factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for credit losses is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2023, 2022, and 2021 were immaterial to our consolidated financial statements.

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process, and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. At December 31, 2023 and December 31, 2022, the cost of our inventory on a first-in, first-out (“FIFO”) basis, which approximates the current replacement cost, exceeded its stated LIFO value by $56.0 million and $84.6 million, respectively. Other inventories are stated on the FIFO basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. See Note 2 for the components of inventories.

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

Depreciation expense is included in Depreciation and amortization within our Statements of Consolidated Income (Loss).

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. We regularly assess whether events and circumstances with the potential to trigger impairment have occurred and rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flow, to make such assessments. We use an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset or asset group in measuring whether the asset or asset group is recoverable.

There were no impairment charges in 2023, 2022, and 2021. Asset impairment charges are included in Other operating charges, net, in our Statements of Consolidated Income (Loss).

We classify assets as held for sale only when an asset is being actively marketed and expected to sell within 12 months. Assets held for sale are initially measured at the lesser of the assets’ carrying amount and the fair value less costs to sell.

Cloud Computing Implementation Costs. We defer implementation costs associated with a software hosting arrangement that meets the definition of a service contract. We recognize these deferred costs within Prepaid expenses and other current assets and within Other assets on our Consolidated Balance Sheets. When the project is placed into service, we amortize the deferred implementation costs over the term of the hosting arrangement inclusive of expected renewal periods to the same line item in the Statements of Consolidated Income (Loss) as the underlying arrangement. The following table summarizes the total deferred implementation costs and accumulated amortization related to the hosted cloud computing software for our enterprise resource planning system refresh project (in millions of dollars):

	As of December 31,			Average
	2023	2022	2021	Useful Life
Deferred implementation costs[1]	$11.7	$10.4	$7.8	9 years
Accumulated amortization	$(2.2)	$(1.1)	$(0.1)	n/a
1.
We began amortizing deferred implementation costs in December 2021 and will amortize such costs within Selling, general, administrative, research and development over a nine-year period.

We recorded amortization expense of $1.1 million, $1.0 million, and $0.1 million in 2023, 2022, and 2021, respectively.

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

As most of our leases do not provide an implicit rate, we use information available at the lease commencement date in determining an incremental borrowing rate when calculating our right-of-use lease assets and liabilities. In determining the inputs to the incremental borrowing rate calculation, we make judgments about the value of the leased asset, our credit rating, and the lease term, including the probability of our exercising options to extend or terminate the underlying lease. Additionally, we make judgments around contractual asset substitution rights in determining whether a contract contains a lease.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes, and insurance for our real estate leases, as well as maintenance charges

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to our equipment leases. We have, however, applied the practical expedient within ASC No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification (“ASC 2016-02”), to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non‑lease components in determining the lease assets and liabilities.

Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.

Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, certain alloying metals, energy and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors.

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

Self-Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers’ compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers’ compensation liabilities are based on a combination of estimates for: (i) incurred-but-not-reported claims and (ii) the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers and other professionals. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $7.7 million at December 31, 2023 and December 31, 2022.

Debt Issuance Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense in our Statements of Consolidated Income (Loss). Unamortized issuance costs are presented within Long-term debt, net on our Consolidated Balance Sheets (see Note 9).

Conditional Asset Retirement Obligations (“CAROs”). We have CAROs at several of our manufacturing facilities. Our CAROs can be separated into two primary categories: (i) legal obligations related to the removal and disposal of asbestos and (ii) CAROs related to future lease terminations. The majority of our CAROs relate to the first category and consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roof, piping, or equipment insulation) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. We estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discount the expected costs back to the current year using a credit-adjusted, risk-free rate. When it is unclear when or if CAROs will be triggered, we use probability weighting for possible timing scenarios to determine the probability-weighted liability amounts that should be recognized in our consolidated financial statements (see Note 10).

Environmental Contingencies. With respect to environmental loss contingencies, we record a loss contingency whenever a contingency is probable and reasonably estimable (see Note 10). Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in COGS in our Statements of Consolidated Income (Loss). Environmental expense relating to non-operating locations is included in Selling, general, administrative, research and development (“SG&A and R&D”) in our Statements of Consolidated Income (Loss).

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

We adjust the amount of revenue recognized on all products, regardless of timing of revenue recognition, for variable price consideration, which could include metal market price adjustments, volume rebates and sales discounts. We estimate rebate and discount values based on forecasted order data and historical payment trends for specific customers, adjusted as necessary at each reporting period. Accounts receivable is recorded when our right to consideration becomes unconditional. Payment terms for a majority of our customers is 30 to 90 days, with the longer terms generally to accommodate customers with deliveries to overseas locations. As such, we do not adjust the promised amount of consideration for the effects of a significant financing component as we do not expect the period between the transfer of control of products to our customers and receipt of payment will be greater than one year.

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

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2023 and 2021 were $0.1 million. We had no advertising costs in 2022.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs for 2023, 2022, and 2021 were $11.1 million, $9.3 million and $9.3 million, respectively.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also grant performance-based awards to executive officers and other key employees. The methodology used to value these performance-based awards is based on the nature of the performance conditions within those awards. Awards that are subject to performance conditions pertaining to total shareholder return (market-based awards) are valued on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. Awards with certain other performance conditions (non-market-based awards) are valued based on our stock price at the date of grant. Our non‑market-based awards have performance conditions pertaining to our cost performance and adjusted EBITDA margin performance, which is measured by our Adjusted EBITDA as a percentage of Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average MWTP plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. Holders of performance-based awards receive a one-time payment at the time of issuance of vested shares based on the total dividends they would have received if the vested shares had been held of record from the date of grant through the date of issuance. See Note 7 for more information on our stock-based compensation.

The cost of service-based awards, including time-vested restricted stock and performance shares, is recognized as an expense over the requisite service period of the award on a straight-line basis. Adjustments to expense related to forfeitures are recorded in the period in which they occur. We recognize stock-based compensation expense for market-based awards if the requisite service period is rendered, even if the market condition is never satisfied. For performance shares with performance conditions pertaining to our cost performance and Adjusted EBITDA margin performance, the related expense is updated quarterly by adjusting the estimated number of shares expected to vest based on the most probable outcome of the performance condition (see Note 7).

Adoption of New Accounting Pronouncements

There have been no new accounting pronouncements adopted since the filing of the 2022 Form 10-K.

Accounting Pronouncements Issued But Not Yet Adopted

Disclosure Improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06 (“ASU 2023-06”), Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The guidance amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of the related disclosure becomes effective. If by June 30, 2027, the SEC does not remove the related disclosure, the pending amendment will be removed from ASC 2023-06 and it will not be effective. We do not expect this ASU to have a material impact on our consolidated financial statements.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily will require enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We are evaluating the impact of the standard on our reporting disclosures.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2023	2022
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$325.8	$297.7
Allowance for doubtful receivables	(0.6)	(0.5)
Trade receivables, net	$325.2	$297.2

Inventories
Finished products	$89.3	$98.0
Work-in-process	210.8	242.5
Raw materials	161.5	174.0
Operating supplies	15.6	10.9
Inventories	$477.2	$525.4

Property, Plant and Equipment, Net
Land and improvements	$38.0	$28.4
Buildings and leasehold improvements	238.4	185.5
Machinery and equipment	1,265.3	1,232.7
Construction in progress	173.7	141.3
Property, plant and equipment, gross	1,715.4	1,587.9
Accumulated depreciation and amortization	(663.7)	(574.9)
Land held for sale	0.4	0.2
Property, plant and equipment, net	$1,052.1	$1,013.2

Other Assets
Assets to be conveyed associated with Warrick acquisition	$56.8	$56.8
Restricted cash – Note 16	18.3	13.9
Long-term replacement parts	16.7	15.5
Other	25.9	26.1
Other assets	$117.7	$112.3
.
Other Accrued Liabilities
Uncleared cash disbursements	$15.7	$13.6
Accrued income taxes and other taxes payable	9.5	8.9
Accrued annual contribution to Salaried VEBA – Note 5	1.1	—
Accrued interest	9.9	9.9
Short-term environmental accrual – Note 10	2.8	1.1
Current operating lease liabilities – Note 3	8.0	9.1
Current finance lease liabilities – Note 3	2.1	2.1
Other – Note 8	15.2	23.7
Other accrued liabilities	$64.3	$68.4

Long-Term Liabilities
Workers' compensation accrual	$29.9	$30.9
Long-term environmental accrual – Note 10	14.2	16.6
Other long-term liabilities	37.6	27.2
Long-term liabilities	$81.7	$74.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Leases

The following table presents lease terms and discount rates:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Finance leases	38.8	29.0
Operating leases	8.9	7.0
Weighted-average discount rate:
Finance leases	5.31%	3.51%
Operating leases	4.35%	3.95%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Description	Classification	2023	2022
Operating lease assets	Operating lease assets	$32.6	$39.1
Finance lease assets	Property, plant and equipment, net	$14.3	$6.7

Current operating lease liabilities	Other accrued liabilities	$8.0	$9.1
Non-current operating lease liabilities	Long-term portion of operating lease liabilities	$29.2	$35.4
Total operating lease liabilities		$37.2	$44.5

Current finance lease liabilities	Other accrued liabilities	$2.1	$2.1
Non-current finance lease liabilities	Long-term liabilities	$12.9	$5.0
Total finance lease liabilities		$15.0	$7.1

The following table summarizes the components of lease cost in our Statements of Consolidated Income (Loss) (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$11.6	$12.1	$11.0
Short-term lease cost	4.3	4.3	3.2
Finance lease cost:
Amortization of leased assets	2.4	2.5	2.1
Interest on lease liabilities	0.7	0.3	0.3
Total lease cost	$19.0	$19.2	$16.6

The following table presents the maturity of our lease liabilities as of December 31, 2023 (in millions of dollars):

	Finance Leases	Operating Leases
2024	$2.9	$9.4
2025	2.2	6.8
2026	1.7	4.4
2027	0.8	3.7
2028	0.6	3.4
Thereafter	26.9	19.2
Total minimum lease payments	$35.1	$46.9
Less: interest	(20.1)	(9.7)
Present value	$15.0	$37.2

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Business Combinations, Goodwill and Intangible Assets

Business Combinations. On March 31, 2021, we acquired Warrick for a final aggregate purchase consideration, after giving effect to working capital adjustments and indebtedness related to postretirement benefits, of $609.2 million. Warrick is a leading producer of bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry in North America. The transaction provided us with non-cyclical end market diversification and re-entry into the packaging end market.

Goodwill. In conjunction with our acquisition of Warrick, we added $20.5 million of goodwill after allocating the consideration paid, net of cash received to all other identifiable assets. The goodwill reflected the value we expected from our re-entry into the Packaging end market and our assembled workforce. In conjunction with our annual testing and due to downward revisions in forecasted operating margins as a result of supply chain challenges, inflationary cost pressures and manufacturing inefficiencies, we determined that the carrying value of Warrick exceeded its fair value, and we recognized an impairment charge of $20.5 million for the year ended December 31, 2022 within Operating income in the Statements of Consolidated Income (Loss). We estimated the fair value of Warrick using a combination of an income approach and a market-based approach. The income approach incorporated the use of cash flow projections and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on our best estimates of the long-term forecasts of the business, market prices, projected cash flows, and the rate used in the discounting of those cash flows. As goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision. The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2023	2022
Gross carrying value[1]:
Beginning balance	$57.7	$57.7
Warrick impairment	—	(20.5)
Ending balance	57.7	37.2
Accumulated impairment loss[1]	(38.9)	(18.4)
Net carrying value	$18.8	$18.8
1.
The gross carrying value and accumulated impairment loss excludes $25.2 million of goodwill recorded in conjunction with our acquisition of IMT.

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization by major intangible asset class (in millions of dollars, except amortization periods):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2023
Customer relationships	19	$68.1	$(26.1)	$42.0
Trade name	10	2.4	(1.2)	1.2
Non-compete agreement	5	5.4	(5.4)	—
Favorable lease contracts	120	7.0	(0.2)	6.8
Total		$82.9	$(32.9)	$50.0
As of December 31, 2022
Customer relationships	19	$68.1	$(21.9)	$46.2
Trade name	10	2.4	(1.0)	1.4
Non-compete agreement	5	5.4	(4.6)	0.8
Favorable lease contracts	120	7.0	(0.1)	6.9
Total		$82.9	$(27.6)	$55.3

During the year ended December 31, 2022, we impaired the remaining book value of our favorable commodity contracts intangible asset as the supplier associated with the intangible asset ceased all deliveries of magnesium to us and provided no indication of when or if deliveries would resume over the remainder of the contract. The impairment charge of $3.1 million was included within Other operating charges, net, in our Statements of Consolidated Income (Loss). We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2023 and December 31, 2021.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to definite-lived intangible assets was $5.3 million, $9.3 million and $9.0 million for 2023, 2022, and 2021, respectively. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2023 (in millions of dollars):

2024	$4.5
2025	4.5
2026	4.5
2027	4.5
2028	4.4
Thereafter	27.6
Total	$50.0

5. Employee Benefits

Defined Contribution Plans

We sponsor defined contribution 401(k) savings plans for certain hourly and salaried employees. Employees may contribute a portion of their compensation to the plans, and we match a specified percentage of these contributions in equivalent form of the investments elected by the employee. In addition, we make fixed annual contributions for certain hourly and salaried employees in varying amounts depending on hire date.

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

Defined Benefit Plans

Pension. We sponsor defined benefit pension plans for certain hourly bargaining unit employees and salaried employees. Pension benefits generally depend on length of service, job grade, and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. We use a December 31 measurement date for our pension plans.

OPEB. We sponsor an OPEB plan covering certain eligible retirees. Generally, the medical plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. We use a December 31 measurement date for our OPEB plan.

Salaried VEBA Postretirement Obligation. Certain retirees who retired prior to 2004 and certain employees who were hired prior to February 2002 and have subsequently retired or will retire with the requisite age and service, along with their surviving spouses and eligible dependents, are eligible to participate in a Salaried VEBA. The accumulated postretirement benefit obligation (“APBO”) for the Salaried VEBA was computed based on the level of benefits being provided. Since the Salaried VEBA pays out a fixed annual amount to its participants, no future cost trend rate increase was assumed in computing the APBO for the Salaried VEBA.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million annually to the Salaried VEBA. The Salaried VEBA assets were invested in various managed funds based on information we received from the trustee of the Salaried VEBA. Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at the accrual date for actuarial purposes. We determined that in the first quarter of 2024, we will pay approximately $1.1 million with respect to 2023. Such amount was recorded within Other accrued liabilities as of December 31, 2023 (see Note 2). There was no payment made with respect to 2022 during the first quarter of 2023. We account for the Salaried VEBA as a defined benefit plan in our financial statements using a December 31 measurement date.

Key Assumptions. The following table presents the weighted average assumptions used to determine benefit obligations:

	Pension Plans[1]		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2023	2022	2023	2022	2023	2022
Discount rate	4.95%	5.16%	4.92%	5.14%	4.89%	5.10%
Rate of compensation increase	2.63%	2.69%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.

The following table presents the weighted average assumptions used to determine net periodic postretirement benefit cost:

	Pension Plans[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.19%	2.90%	2.89%	5.14%	2.64%	2.97%	5.10%	2.49%	2.05%
Expected long-term return on plan assets[2]	6.33%	6.02%	5.78%	—%	—%	—%	5.75%	5.50%	5.50%
Rate of compensation increase	2.63%	2.69%	2.74%	—%	—%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.
2.
The expected long-term rate of return assumption for the Salaried VEBA is based on the targeted investment portfolios provided to us by the trustee of the Salaried VEBA.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In measuring the expected cost of benefits covered by our OPEB plan, we estimate a healthcare cost trend rate representing the annual rates of change in the costs of the healthcare benefits currently provided by the OPEB plan. The 2023 actuarial valuation assumed a 6.9% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing until reaching 4.0% in 2036.

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our pension plans, OPEB, and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Obligation at beginning of year	$18.8	$20.3	$66.4	$83.5	$58.9	$79.8
Foreign currency translation adjustment	0.2	(0.5)	—	—	—	—
Service cost	3.8	5.8	1.1	1.6	—	0.1
Interest cost	1.3	0.6	3.4	2.2	2.9	1.9
Prior service cost (credit)[1]	6.6	—	—	—	(8.8)	—
Actuarial loss (gain)[2]	0.2	(7.1)	(0.7)	(20.4)	0.4	(16.3)
Plan participants contributions	0.1	0.1	0.1	0.1	—	—
Benefits paid	(0.5)	(0.4)	(1.5)	(0.6)	(6.5)	(6.6)
Obligation at end of year[3]	30.5	18.8	68.8	66.4	46.9	58.9
Change in plan assets:
Fair market value of plan assets at beginning of year	14.9	9.8	—	—	42.4	59.2
Foreign currency translation adjustment	0.2	(0.5)	—	—	—	—
Actual return on assets	1.4	(2.6)	—	—	6.1	(10.2)
Plan participants contributions	0.1	0.1	0.1	0.1	—	—
Company contributions	4.4	8.5	1.4	0.5	1.1	—
Benefits paid	(0.5)	(0.4)	(1.5)	(0.6)	(6.5)	(6.6)
Fair market value of plan assets at end of year	20.5	14.9	—	—	43.1	42.4
Net funded status[4]	$(10.0)	$(3.9)	$(68.8)	$(66.4)	$(3.8)	$(16.5)
Cumulative gain (loss) recognized in Accumulated other comprehensive income:
Accumulated net actuarial gain	$1.3	$2.6	$17.4	$17.8	$5.2	$1.7
Prior service cost	(6.1)	—	—	—	(16.0)	(29.7)
Total	$(4.8)	$2.6	$17.4	$17.8	$(10.8)	$(28.0)

1.
The prior service cost relating to our pension plans in 2023 resulted from a new four-year collective bargaining agreement with the USW Local 104. In connection with the agreement, we amended the Kaiser Aluminum Warrick pension plan to increase certain pension benefits for covered plan participants, resulting in a $6.6 million pre-tax prior service cost, which we recorded in AOCI and amortize on a straight-line basis over approximately 10 years. The prior service credit relating to the Salaried VEBA in 2023 resulted from a decrease in the annual healthcare reimbursement benefit for plan participants.
2.
The actuarial loss relating to our pension plans in 2023 was comprised of a $0.5 million loss due to a change in the discount rate and a $0.3 million gain due to changes in census information. The actuarial gain relating to our pension plans in 2022 was comprised of an $8.0 million gain due to a change in the discount rate and a $0.9 million loss due to changes in census information. The actuarial gain relating to the OPEB in 2023 was comprised of a $2.7 million gain due to a change in the projected depletion year, a $2.5 million gain due to changes in census information, a $3.1 million loss due to a change in the trend rate assumption, and a $1.4 million loss due to a change in the discount rate. The actuarial gain relating to the OPEB in 2022 was comprised of a $20.4 million gain due to a change in the discount rate, a $0.7 million gain due to changes in census information and a $0.7 million loss due to a change in the trend rate assumption. The actuarial loss relating to the Salaried VEBA in 2023 was comprised of a $0.7 million loss due to a change in the discount rate and a $0.3 million gain due to changes in census information. The actuarial gain relating to the Salaried VEBA in 2022 was comprised of a $12.6 million gain due to a change in the discount rate, a $2.6 million gain due to changes in census information and a $1.1 million gain due to a change in the trend rate assumption.
3.
For the pension plans, the benefit obligation is the projected benefit obligation. For the Salaried VEBA and OPEB, the benefit obligation is the APBO.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.
At December 31, 2023, Net funded status relating to the pension plans consisted of $1.3 million within Other assets and $11.3 million within Pension and other postretirement benefits on our Consolidated Balance Sheets. At December 31, 2022, Net funded status relating to the pension plans consisted of $1.0 million within Other assets and $4.9 million within Pension and other postretirement benefits on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2023, $3.3 million was included within Accrued salaries, wages and related expenses and $65.5 million was included within Pension and other postretirement benefits on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2022, $2.0 million was included within Accrued salaries, wages and related expenses and $64.4 million was included within Pension and other postretirement benefits on our Consolidated Balance Sheets. Net funded status relating to the Salaried VEBA at December 31, 2023 and December 31, 2022 was included within Net liabilities of Salaried VEBA on our Consolidated Balance Sheets.

The accumulated benefit obligation for the pension plans was $29.6 million and $18.0 million at December 31, 2023 and December 31, 2022, respectively. We expect to contribute $4.2 million to the pension plans in 2024.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2024	2025	2026	2027	2028	2029-2033
Pension benefit payments	$0.8	$1.0	$1.2	$1.5	$1.7	$11.3
Salaried VEBA benefit payments[1]	5.4	5.2	5.0	4.8	4.5	18.1
OPEB payments	3.3	3.9	4.6	5.2	5.8	35.0
Total	$9.5	$10.1	$10.8	$11.5	$12.0	$64.4

1.
Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA trustees and will be paid out of the Salaried VEBA plan assets. We have an ongoing obligation to make variable cash contributions to the Salaried VEBA, up to a maximum of $2.9 million annually based on our cash flow.

Plan Assets. The following table presents the asset class allocation per our pension plan investment policy and the weighted average asset allocation:

Asset class	Policy range	As of December 31, 2023
Equities	54% - 60%	59%
Fixed income	35% - 40%	35%
Other investments	5% - 6%	6%

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of plan assets at December 31, 2023 and 2022, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	December 31, 2023	December 31, 2022
Plan Assets in the Fair Value Hierarchy: [4]	Level 1
Salaried VEBA – Equity investment funds in registered investment companies[1]	$25.5	$27.4
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	16.5	15.0
Pension plans – Equity investment funds in registered investment companies[1]	7.1	4.1
Pension plans – Fixed income investment funds in registered investment companies[2]	4.1	2.6
Pension plans – Diversified investment funds in registered investment companies[3]	9.3	8.2
Deferred compensation program – Diversified investment funds in registered investment companies[3]	11.1	9.8
Total plan assets in the fair value hierarchy	$73.6	$67.1

1.
Equity investment funds in registered investment companies. This category represents investments in equity funds that invest in portfolios comprised primarily of equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations.
2.
Fixed income investment funds in registered investment companies. This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest primarily in bonds, debentures, notes, securities with equity and fixed-income characteristics, cash equivalents, securities backed by mortgages and other assets, loans, pooled or collective investment vehicles made up of fixed‑income securities and other fixed-income obligations of banks, corporations, and governmental authorities.
3.
Diversified investment funds in registered investment companies. The plan assets are invested in investment funds that hold a diversified portfolio of: (i) U.S. and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.
4.
All plan assets were measured using Level 1 inputs.

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Defined contribution plans[1]	$18.1	$17.1	$13.9
Deferred compensation plan[2]	1.2	(0.6)	0.7
Multiemployer pension plans[1,3]	5.6	5.2	5.0
Net periodic postretirement benefit cost relating to defined benefit plans[2,3,4]	13.4	13.1	9.4
Total	$38.3	$34.8	$29.0

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in SG&A and R&D.
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income (Loss) in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income (expense), net, in our Statements of Consolidated Income (Loss).
3.
See Note 6 for more information on our multiemployer defined benefit pension plans.
4.
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within our Statements of Consolidated Income (Loss) in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other income (expense), net, in our Statements of Consolidated Income (Loss).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with our pension plans, OPEB plan, and the Salaried VEBA: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the return on plan assets; (iv) amortization of prior service costs associated with plan amendments; and (v) amortization of net actuarial differences.

The following table presents the components of Net periodic postretirement benefit cost relating to our defined benefit plans (in millions of dollars):

	Pension Plans			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$3.8	$5.8	$4.1	$1.1	$1.6	$1.1	$—	$0.1	$0.1
Interest cost	1.3	0.6	0.5	3.4	2.2	1.7	2.9	1.9	1.5
Expected return on plan assets	(1.1)	(0.9)	(0.4)	—	—	—	(2.2)	(3.1)	(3.1)
Amortization of prior service cost[1]	0.4	—	—	—	—	—	4.9	4.9	3.5
Amortization of net actuarial loss (gain)	—	—	0.1	(1.1)	—	—	—	—	0.3
Total net periodic postretirement benefit cost	$4.4	$5.5	$4.3	$3.4	$3.8	$2.8	$5.6	$3.8	$2.3

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2023, approximately 37% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $5.0 million to $6.0 million in 2024.

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

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2023	2022	in 2023²	2023	2022	2021	in 2023	Bargaining Agreements
					(in millions of dollars)
USW[3]	23-6648508	Green	Green	No	$4.2	$3.8	$3.6	No	Sep 2025 - Nov 2026
Other Funds[4]					1.4	1.4	1.4
					$5.6	$5.2	$5.0

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
3.
We are party to three collective bargaining agreements with the USW that require contributions to the Steelworkers Pension Trust. As of December 31, 2023, USW collective bargaining agreements covering employees at our Newark and Trentwood facilities covered 87% of our USW-represented employees and expire in September 2025. Our monthly contributions per hour worked by each

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bargaining unit employee at our Newark and Trentwood facilities were (in whole dollars) $1.75 in 2023. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 10% and 3% of our USW-represented employees, respectively, and expire in November 2026 and March 2026, respectively. Our monthly contributions per hour worked by each bargaining unit employee at our Richmond, Virginia facility and Florence, Alabama facility were (in whole dollars) $1.50 and $1.35, respectively, in 2023.
4.
Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 as providing more than 5% of the total contributions for any of the plan years disclosed. At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan year ending in 2023. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost, and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. In addition, we have discretionary bonus programs that allow for management to incentivize employees based on performance. As of December 31, 2023, we had a liability of $11.4 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2023 STI Plans.

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was approved by stockholders on June 3, 2021 and replaced and succeeded, in its entirety, the Kaiser Aluminum Corporation Amended and Restated 2016 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2023, 506,031 shares were available for awards under the 2021 Plan.

Non-Vested Common Shares and Restricted Stock Units. We grant non-vested common shares (“RSAs”) to our non-employee directors and restricted stock units (“RSUs”) to our executive officers and other key employees. The RSUs have rights similar to the rights of RSAs, and each RSU that becomes vested entitles the recipient to receive one common share, for which we issue new shares of our common stock upon vesting under the 2021 Plan, or a cash amount equaling the value of one common share. The service period is generally one year for RSAs granted to non-employee directors and three years for RSUs granted to executive officers and other key employees.

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2023:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	323,179	$87.59
Granted	171,710	71.81
Vested	(80,452)	90.82
Forfeited	(15,050)	80.92
Outstanding at December 31, 2023	399,387	$80.41

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”); (ii) achieving targeted improvements to our total controllable cost performance over a three-year performance period; and/or (iii) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of Conversion Revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one common share or a cash amount equaling the value of one common share. The number of performance shares that may be earned and result in the issuance of cash or common shares ranges between 0% to 200% of the target number of underlying performance shares.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at the grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2023	2022	2021
Grant date fair value	$104.87	$122.22	$151.98
Grant date stock price	$84.33	$95.13	$114.71
Expected volatility of Kaiser Aluminum[1]	49.72%	49.37%	45.71%
Expected volatility of peer companies[1]	45.14%	51.08%	50.69%
Risk-free interest rate	4.59%	1.59%	0.29%
Dividend yield	3.65%	3.24%	2.51%

1.
Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

The following table summarizes activity relating to performance shares for the year ended December 31, 2023:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	367,552	$114.25
Granted [1]	98,708	96.65
Forfeited [1]	(3,932)	119.15
Canceled [1]	(133,712)	99.79
Outstanding at December 31, 2023	328,616	$114.79

1.
The number of shares granted and forfeited are presented at their maximum payout; and the number of shares canceled includes the number of shares that did not vest due to performance results falling below those required for maximum payout.

Non-Cash Compensation Expense. Non-cash compensation expense is primarily included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
RSAs and RSUs	$10.7	$8.8	$8.1
Performance shares	4.7	4.9	4.5
Total non-cash compensation expense	$15.4	$13.7	$12.6

Recognized tax benefits relating to the non-cash compensation expense presented in the table above were $3.6 million, $3.2 million and $3.0 million for 2023, 2022, and 2021, respectively.

The aggregate fair value of awards that vested was $6.2 million, $9.1 million and $9.7 million for 2023, 2022, and 2021, respectively, which represents the market value of our common stock on the date that the awards vested.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2023:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$14.0	2.3
Performance shares	$6.0	1.8

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award:

	Year Ended December 31,
	2023	2022	2021
RSAs and RSUs	$71.81	$84.16	$107.24
Performance shares	$96.65	$111.37	$137.06

Participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of RSAs, RSUs, and performance shares. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the participant is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The withholding of common shares by us could be deemed a purchase of the common shares. See Statements of Consolidated Stockholders’ Equity for details on cancellation of shares to cover tax withholdings upon common shares issued.

8. Derivatives, Hedging Programs and Other Financial Instruments

Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal, including primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and certain alloys used as raw material for our fabrication operations; (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency requirements with respect to cash commitments for equipment purchases and/or other agreements denominated in foreign currency. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors.

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, Executive Vice President of Manufacturing and other officers and employees selected by the Chief Executive Officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions, and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $1.0 million and $3.3 million at December 31, 2023 and December 31, 2022, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both December 31, 2023 and December 31, 2022. For more information about concentration risks concerning customers and suppliers, see Note 17.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum and energy. Additionally, in the fourth quarter of 2023, we adopted this treatment for our Alloying Metals. We also designate as cash flow hedges foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 11 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other income (expense), net, respectively. There were no material non-designated hedges at both December 31, 2023 and December 31, 2022.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2023:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	January 2024 through December 2025	69.8
Fixed price sale contracts for LME	January 2024 through April 2024	6.3
Fixed price purchase contracts for MWTP	January 2024 through December 2025	54.1
Fixed price sale contracts for MWTP	January 2024 through May 2024	26.6

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	January 2024 through December 2025	8.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	January 2024 through December 2026	3,390,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	January 2024 through December 2024	52,704

Euros	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	January 2024 through January 2026	16,745,648

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	May 2024 through July 2024	216,799

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income (Loss) in Cost of products sold (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Total of income and expense line items presented in our Statements of Consolidated Income (Loss) in which the effects of hedges are recorded:
Cash flow hedges	$2,754.9	$3,180.2	$2,348.1

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges:
Aluminum	$12.8	$7.4	$(35.2)
Alloying Metals	—	—	0.1
Natural gas	0.1	(6.6)	(2.1)
Electricity	—	(11.3)	(4.7)
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges	$12.9	$(10.5)	$(41.9)

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$0.1	$(0.5)	$(5.0)
Alloying Metals – Unrealized loss	—	1.4	1.2
Total loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges	$0.1	$0.9	$(3.8)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2023			As of December 31, 2022
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Aluminum –
Fixed price purchase contracts for LME	$3.4	$(0.6)	$2.8	$0.7	$(3.9)	$(3.2)
Fixed price sale contracts for LME	—	(0.2)	(0.2)	—	—	—
Fixed price purchase contracts for MWTP	0.4	(0.3)	0.1	0.5	(1.4)	(0.9)
Fixed price sale contracts for MWTP	0.1	(0.2)	(0.1)	—	—	—
Alloying Metals – Fixed price purchase contracts	0.7	(0.1)	0.6	—	—	—
Natural gas – Fixed price purchase contracts	0.3	(0.9)	(0.6)	4.7	—	4.7
Electricity – Fixed price purchase contracts	0.5	(0.6)	(0.1)	—	—	—
Foreign Currency – Fixed price forward contracts	0.5	—	0.5	—	—	—
Total	$5.9	$(2.9)	$3.0	$5.9	$(5.3)	$0.6

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2023	2022
Derivative assets:
Prepaid expenses and other current assets	$4.8	$3.6
Other assets	1.1	2.3
Total derivative assets	$5.9	$5.9
Derivative liabilities:
Other accrued liabilities	$(2.4)	$(5.3)
Long-term liabilities	(0.5)	—
Total derivative liabilities	$(2.9)	$(5.3)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable, and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Credit Facility

Senior Notes

At December 31, 2023 and 2022, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.50% and $550.0 million (“4.50% Senior Notes”) and (ii) 4.625% and $500.0 million (“4.625% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our outstanding Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of December 31, 2023	As of December 31, 2022
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
4.625% Senior Notes	November 2019	March 2028	4.8%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(10.2)	(11.9)
Total carrying amount				$1,039.8	$1,038.1

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of December 31,
	2023	2022
4.50% Senior Notes	$474.1	$438.7
4.625% Senior Notes	$462.4	$440.4

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

In April 2022, we entered into Amendment No. 3 to our Revolving Credit Facility. As amended, the Revolving Credit Facility, among other things: (i) increased the commitment from $375.0 million to $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit); (ii) extended the maturity date from the earlier of (a) February 2024 (if certain conditions were met) and (b) October 2024 to April 2027; (iii) removed eligible equipment from the borrowing base and as collateral; and (iv) updated relevant benchmark provisions from LIBOR to Term SOFR. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). For borrowings outstanding during the year ended December 31, 2023, the rate for Base Rate Loans was equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, was equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings as of December 31, 2023 under our Revolving Credit Facility, after repaying borrowings of $215.1 million incurred during the year ended December 31, 2023. In addition, we had no borrowings under the Revolving Credit Facility during the year ended December 31, 2022.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2023 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$543.5
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(26.8)
Remaining borrowing availability	$516.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense and Future Maturities

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Senior Notes interest expense, including debt issuance cost amortization	$49.6	$49.6	$49.0
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	3.0	2.0	1.4
Interest expense on finance lease liabilities	0.7	0.3	0.3
Interest expense capitalized as construction in progress	(6.4)	(3.6)	(1.2)
Total interest expense	$46.9	$48.3	$49.5

The following table presents the future principal payments for our Senior Notes and Revolving Credit Facility as of December 31, 2023 (in millions of dollars):

Year ending December 31,
2024	$—
2025	—
2026	—
2027	—
2028	500.0
Thereafter	550.0
Total	$1,050.0

10. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness, and letters of credit (see Note 3, Note 8, and Note 9).

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

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$10.1	$7.2	$6.7
Liabilities added during the period	—	2.3	—
Liabilities settled during the period	—	(0.1)	(0.1)
Accretion expense	0.8	0.7	0.6
Ending balance	$10.9	$10.1	$7.2

The estimated fair values of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.26% and 8.23% at December 31, 2023 and December 31, 2022, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

Environmental Contingencies. We are subject to a number of environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals. The status of these environmental contingencies are discussed below. We have established procedures for regularly evaluating environmental loss contingencies. Our environmental accruals represent our undiscounted estimate of costs reasonably

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected to be incurred based on presently enacted laws and regulations, currently available facts, existing requirements, existing technology and our assessment of the likely remediation actions to be taken.

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We have submitted the Alternate Arrays Document (“AAD”) to the OEPA for review during the quarter ended December 31, 2023. Once the AAD is reviewed and accepted by the OEPA, we plan to submit our feasibility study to the OEPA. The actual and final remediation cost estimates will not be fully determinable until the feasibility study has been submitted to the OEPA and the selected remediation design work plans are completed, which we expect to occur in 2024.

The following table presents the changes in our environmental accrual. We classify the short-term and long-term liabilities within Other accrued liabilities and Long-term liabilities, respectively, on our Consolidated Balance Sheets (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$17.7	$16.8	$18.7
Additional accruals	1.2	3.2	0.1
Less: expenditures	(1.9)	(2.3)	(2.0)
Ending balance	$17.0	$17.7	$16.8

At December 31, 2023, our environmental accrual of $17.0 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Other Contingencies. We are party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with past and current operations. We evaluate such matters on a case-by-case basis and our policy is to vigorously contest any such claims we believe are without merit. We accrue for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, we review and adjust these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, we believe that we have sufficiently accrued for such matters and that the ultimate resolution of pending matters will not have a material impact on our consolidated financial position, operating results or liquidity.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Defined Benefit Plans:
Beginning balance	$2.8	$(21.4)	$(19.8)
Actuarial gain arising during the period	4.3	27.0	8.0
Less: income tax expense	(1.0)	(6.5)	(1.9)
Net actuarial gain arising during the period	3.3	20.5	6.1
Prior service credit (cost) arising during the period	2.2	—	(14.0)
Less: income tax (expense) benefit	(0.5)	—	3.3
Net prior service credit (cost) arising during the period	1.7	—	(10.7)
Amortization of net actuarial (gain) loss[1]	(1.1)	—	0.4
Amortization of prior service cost[1]	5.3	4.9	3.5
Less: income tax expense[2]	(1.0)	(1.2)	(0.9)
Net amortization reclassified from AOCI to Net income (loss)	3.2	3.7	3.0
Other comprehensive income (loss), net of tax	8.2	24.2	(1.6)
Ending balance	$11.0	$2.8	$(21.4)

Cash Flow Hedges:
Beginning balance	$0.4	$17.7	$1.1
Unrealized (loss) gain on cash flow hedges	(10.7)	(12.2)	63.6
Less: income tax benefit (expense)	2.5	2.9	(15.0)
Net unrealized (loss) gain on cash flow hedges	(8.2)	(9.3)	48.6
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	12.9	(10.5)	(41.9)
Less: income tax (expense) benefit[2]	(3.0)	2.5	9.9
Net loss (gain) reclassified from AOCI to Net income (loss)	9.9	(8.0)	(32.0)
Other comprehensive income (loss), net of tax	1.7	(17.3)	16.6
Ending balance[3]	$2.1	$0.4	$17.7

Total AOCI ending balance	$13.1	$3.2	$(3.7)

1.
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 5).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.
3.
As of December 31, 2023, we estimate a net mark-to-market gain before tax of $2.2 million in AOCI will be reclassified into Net income (loss) upon settlement within the next 12 months.

12. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). At December 31, 2023, the total amount expected to be incurred in connection with the 2022 Restructuring Plan is approximately $8.0 million. Through December 31, 2023, we incurred restructuring costs of $7.2 million, of which cash paid was $5.4 million, related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income (Loss). Substantially all of the costs associated with the restructuring efforts initiated under the 2022 Plan were incurred and expensed as of December 31, 2023.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity relating to the 2022 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2021	$—
Restructuring costs	2.2
Costs paid or otherwise settled[1]	(0.5)
BALANCE, December 31, 2022	1.7
Restructuring costs	5.0
Costs paid or otherwise settled[1]	(5.5)
BALANCE, December 31, 2023	$1.2
1.
Cash paid during the years ended December 31, 2023 and December 31, 2022 was $5.0 million and $0.4 million, respectively.

2020 Restructuring Plan. We initiated a restructuring plan during the quarter ended June 30, 2020, which consisted primarily of reduction in force measures (“2020 Restructuring Plan”) in order to align our projected operational requirements with reduced short and mid-term commercial aerospace demand as a result of the COVID pandemic. We incurred total restructuring costs of $6.7 million related to the 2020 Restructuring Plan, which consisted of severance, voluntary buyout packages, outplacement services, estimated medical costs and associated payroll costs within Restructuring costs in our Statements of Consolidated Income (Loss). We completed the 2020 Restructuring Plan as of December 31, 2021.

The following table summarizes activity relating to the 2020 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2020	$1.4
Restructuring costs	—
Costs paid or otherwise settled	(0.6)
Other adjustments[1]	(0.8)
BALANCE, December 31, 2021	$—

1.
In 2021, we revised our production forecasts, thereby reducing the estimated number of headcount reductions necessary under the 2020 Restructuring Plan as compared with our initial requirements. These reductions to accommodate the revised headcount requirements are included in Other adjustments with an offset to Restructuring costs in our Statements of Consolidated Income (Loss).

13. Other Income (Expense), Net

The following table presents the components of Other income (expense), net, (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Interest income	$1.7	$1.3	$0.2
Net periodic postretirement benefit cost	(8.4)	(5.6)	(4.1)
Unrealized gain (loss) on equity securities	0.6	(1.2)	(0.2)
Loss on extinguishment of debt[1]	—	—	(35.9)
Gain on disposition of property, plant and equipment	13.8	6.0	0.5
Post-acquisition funding received from Alcoa Corporation[2]	—	6.0	—
All other, net	(0.3)	(0.1)	0.6
Other income (expense), net	$7.4	$6.4	$(38.9)

1.
In May 2021, we redeemed in full our 6.50% Senior Notes at a redemption price of 108.83% of the $350.0 million principal amount plus $1.3 million of accrued and unpaid interest for a total net cash outflow of $382.2 million. Upon redemption of the 6.50% Senior Notes, we recorded a loss on extinguishment of debt of $35.9 million, which included the premium payment of $30.9 million and a write-off of the remaining unamortized premium and debt issuance costs of $5.0 million.
2.
Reimbursement received for repairs and maintenance expenditures on certain machinery and equipment that we had purchased from Alcoa in connection with our March 31, 2021 acquisition of Warrick.

Supply Chain Financing. During the years ended December 31, 2023 and December 31, 2022, we sold trade accounts receivable totaling $1,240.6 million and $1,589.3 million, respectively, related to these supply chain financing arrangements, of which our customers’

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial institutions applied discount fees totaling $29.7 million and $23.3 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income (expense), net. As of December 31, 2023, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

14. Income Tax Matters

The following table presents Income (loss) before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Domestic	$48.0	$(44.6)	$(30.2)
Foreign	8.3	6.7	6.2
Income (loss) before income taxes	$56.3	$(37.9)	$(24.0)

Tax (Provision) Benefit. Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The following table presents the components of Income tax (provision) benefit (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2023
Current	$—	$(2.2)	$0.6	$(1.6)
Deferred	(11.6)	0.1	1.0	(10.5)
Benefit applied to decrease AOCI	2.5	0.1	0.4	3.0
Income tax (provision) benefit	$(9.1)	$(2.0)	$2.0	$(9.1)
Year Ended December 31, 2022
Current	$—	$(1.1)	$(2.5)	$(3.6)
Deferred	8.9	(0.8)	1.6	9.7
Benefit applied to decrease AOCI	1.7	0.2	0.3	2.2
Income tax benefit (provision)	$10.6	$(1.7)	$(0.6)	$8.3
Year Ended December 31, 2021
Current	$—	$(2.4)	$(3.5)	$(5.9)
Deferred	2.1	0.5	4.2	6.8
Benefit applied to decrease AOCI	3.7	0.3	0.6	4.6
Income tax benefit (provision)	$5.8	$(1.6)	$1.3	$5.5

The following table presents a reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to Income (loss) before income taxes (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Amount of federal income tax (provision) benefit based on the statutory rate	$(11.8)	$8.0	$5.0
Decrease in federal valuation allowances	—	1.1	0.2
Non-deductible compensation expense	(1.6)	(0.9)	(0.5)
Non-deductible benefit (expense)	0.2	(1.0)	(0.2)
State income tax benefit (provision), net of federal benefit[1]	1.5	(0.5)	1.0
Research and development credit	3.2	2.2	0.6
Foreign income tax expense	(0.3)	(0.3)	(0.3)
Foreign undistributed earnings	(0.3)	(0.3)	(0.3)
Income tax (provision) benefit	$(9.1)	$8.3	$5.5

1.
The state income tax expense was $1.4 million in 2023, reflecting a decrease of $1.9 million due to state net operating loss (“NOL”) carryforward expirations and tax rate true-ups in various states and a $1.0 million decrease in the valuation allowance relating to certain state net operating losses. The state income tax benefit was $1.1 million in 2022, reflecting an increase of $1.5 million due to

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

state NOL carryforward expirations and tax rate true-ups in various states and a $0.1 million increase in the valuation allowance relating to certain state net operating losses. The state income tax benefit was $0.7 million in 2021, reflecting an increase of $1.3 million due to state NOL carryforward expirations and tax rate true-ups in various states, offset by a $1.6 million decrease in the valuation allowance relating to certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets and liabilities (in millions of dollars):

	As of December 31,
	2023	2022
Deferred income tax assets:
Loss and credit carryforwards	$39.6	$47.7
Defined benefit plans	3.6	2.9
Other assets	36.8	36.3
Lease assets	8.7	10.6
Inventories	29.5	46.9
Excess interest carryforward	14.0	12.2
Research & development capitalization	16.9	8.7
Valuation allowances	(2.7)	(3.7)
Total deferred income tax assets	146.4	161.6
Deferred income tax liabilities:
Property, plant and equipment	(142.6)	(147.0)
Lease liabilities	(8.7)	(9.3)
Undistributed foreign earnings	(3.0)	(2.7)
Total deferred income tax liabilities	(154.3)	(159.0)
Net deferred income tax (liabilities) assets	$(7.9)	$2.6

Tax Attributes. At December 31, 2023, we had $101.1 million of NOL carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act, allows NOLs generated prior to December 31, 2017 (including our NOL carryforwards) to be fully deducted against 100% of taxable income until fully utilized or expired. NOL carryforwards generated after December 31, 2017 do not expire and can be carried forward indefinitely. For losses arising in taxable years beginning after December 31, 2017, the net operating loss deduction for taxable years beginning after December 31, 2020, is limited to 80% of the excess (if any) of taxable income. Our State NOL carryforwards expire periodically through 2041.

In addition, we had $17.4 million of federal research and development (“R&D”) credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2043. We also had $1.5 million of state credit carryforwards that will expire periodically through 2047.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against certain deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was a decrease in the valuation allowance of $1.0 million in 2023, a decrease in the valuation allowance of $0.9 million in 2022 and a decrease in the valuation allowance of $1.8 million in 2021.

The decrease in the valuation allowance for 2023 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances. The decrease in the valuation allowance for 2022 was primarily due to the liquidation of an inactive passive insurance company, and its related separate return limitation year net operating losses. The decrease in the valuation allowance for 2021 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances.

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

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. Although we are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries, we do not anticipate any material financial impact. The legislation is anticipated to be effective for our fiscal year beginning January 1, 2024.

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits at beginning of period	$5.0	$4.1	$3.8
Gross increases for tax positions of current year	1.3	0.9	0.3
Gross increases for tax positions of prior years	0.2	0.1	0.4
Gross decreases for tax positions of prior years	—	(0.1)	(0.3)
Settlements	—	—	(0.1)
Gross unrecognized tax benefits at end of period	$6.5	$5.0	$4.1

If and when the $6.5 million of gross unrecognized tax benefits at December 31, 2023 are recognized, $6.5 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.2 million and $0.1 million accrued for interest and penalties at December 31, 2023 and December 31, 2022, respectively, and we recognized interest and penalties of $0.2 million in our tax provision in 2021. Of the amounts accrued, none were considered current and, as such, were included in Long-term liabilities on our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) available to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income (loss) per share was calculated under the two-class method for 2023, and the treasury method in 2022 and 2021, which was more dilutive than the two‑class method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	47.2	(29.6)	(18.5)
Less: earnings attributable to participating securities[1]	(0.1)	—	—
Net income (loss) available to common shareholders	47.1	(29.6)	(18.5)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	15,991	15,906	15,836
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	140	—	—
Diluted	16,131	15,906	15,836

Net income (loss) per common share, Basic	$2.95	$(1.86)	$(1.17)
Net income (loss) per common share, Diluted	$2.92	$(1.86)	$(1.17)
1.
Represents distributed and undistributed earnings allocated to non-vested RSAs that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. A total of 35,000 non-vested RSUs and performance shares for the year ended December 31, 2023 were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. For the years ended December 31, 2022 and December 31, 2021, approximately 139,000 and 213,000 potentially dilutive shares, respectively, were excluded from the computation of net loss per share as their effect would have been anti‑dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
	(in millions of dollars)
Interest paid	$43.8	$45.7	$48.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$19.3	$28.9	$14.0

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.2	$3.1	$27.8
Cash paid for amounts included in the measurement of operating lease liabilities	$9.3	$9.8	$8.2
Finance lease liabilities arising from obtaining finance lease assets	$10.0	$1.0	$2.2

	As of December 31,
	2023	2022	2021
	(in millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$82.4	$57.4	$303.2
Restricted cash included in Other assets	18.3	13.9	13.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$100.7	$71.3	$317.0

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils and extruded and drawn products, primarily used in our Aero/HS products, Packaging, GE products, Automotive Extrusions and Other products end markets. We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment. At December 31, 2023, approximately 65% of our employees were covered by collective bargaining agreements and 4% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2023.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Net sales:
Aero/HS products	$899.3	$676.1	$533.7
Packaging	1,315.2	1,585.3	1,119.3
GE products	596.5	883.8	706.1
Automotive Extrusions	254.9	254.8	225.0
Other products	21.1	27.9	37.9
Total net sales	$3,087.0	$3,427.9	$2,622.0
Timing of revenue recognition:
Products transferred at a point in time	$2,394.8	$2,782.9	$2,067.9
Products transferred over time	692.2	645.0	554.1
Total net sales	$3,087.0	$3,427.9	$2,622.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents geographic information for net sales based on country of origin, income taxes paid, and long-lived assets (in millions of dollars):

	Year Ended December 31,
	2023	2022	2021
Net sales to unaffiliated customers:
Domestic	$2,986.0	$3,328.2	$2,545.0
Foreign[1]	101.0	99.7	77.0
Total net sales	$3,087.0	$3,427.9	$2,622.0
Income taxes paid:
Domestic	$0.3	$3.1	$4.5
Foreign	0.2	3.2	1.1
Total income taxes paid	$0.5	$6.3	$5.6

	As of December 31,
	2023	2022	2021
Long-lived assets:[2]
Domestic	$1,025.3	$984.8	$925.3
Foreign[1]	26.8	28.4	29.9
Total long-lived assets	$1,052.1	$1,013.2	$955.2

1.
Foreign reflects our London, Ontario production facility.
2.
Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction gain included in determining Net income was immaterial for 2023. The aggregate foreign currency transaction loss included in determining Net loss was $0.5 million for 2022 and immaterial for 2021.

Concentrations. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, one customer represented 18%, 19% and 16%, respectively, of Net sales, and a second customer represented 16%, 14% and 15%, respectively, of Net sales.

One customer accounted for 20%, a second customer accounted for 13% and a third customer accounted for 12% of the accounts receivable balance at December 31, 2023. One customer accounted for 17%, a second customer accounted for 14% and a third customer accounted for 13% of the accounts receivable balance at December 31, 2022.

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2023	2022	2021
Percentage of Net sales:
Export sales	10%	10%	10%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	83%	81%	78%
Supply from our largest supplier	37%	48%	47%
Supply from our second and third largest suppliers combined	28%	20%	20%

18. Subsequent Events

Dividend Declaration. On January 11, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we paid approximately $12.6 million (including dividend equivalents) on February 15, 2024 to stockholders of record and the holders of certain restricted stock units at the close of business on January 25, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Form 10-K under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2023 included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2024 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2024 annual meeting of stockholders.

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

3. Exhibits Index

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
2.1	Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation		8-K	001-09447	2.1	November 30, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company		8-A	000-52105	3.1	July 6, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008		10-Q	000-52105	3.2	August 7, 2008

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015		8-K	000-52105	3.1	June 8, 2015

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016		8-K	001-09447	3.1	May 26, 2016

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016		8-K	000-52105	3.1	April 8, 2016

3.6	Amended and Restated Bylaws of the Company		8-K	001-09447	3.1	June 22, 2020

4.1	Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors		8-K	001-09447	4.1	November 26, 2019

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
	named therein and Wells Fargo Bank, National Association, as Trustee

4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1)		8-K	001-09447	4.2	November 26, 2019

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	001-09447	4.3	February 25, 2020

4.4	Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	May 20, 2021

4.5	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1)		8-K	001-09447	4.2	May 20, 2021

10.1	Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent		8-K	001-09447	10.1	November 4, 2019

10.2	Omnibus Amendment No. 1 to Credit Agreement and Loan Documents, dated as of March 31, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.2	February 24, 2023

10.3	Amendment No. 2 to Credit Agreement and Loan Documents, dated as of December 3, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.3	February 24, 2023

10.4	Amendment No. 3 to Credit Agreement and Loan Documents, dated as of April 7, 2022, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		8-K	001-09447	10.1	April 12, 2022

10.5	Description of Compensation of Directors		10-Q	001-09447	10.2	July 28, 2022

*10.6	Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey		8-K	001-09447	10.1	June 22, 2020

*10.7	Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey		8-K	001-09447	10.1	July 31, 2020

*10.8	Form of Director Indemnification Agreement		8-K	001-09447	10.8	July 6, 2006

*10.9	Form of Officer Indemnification Agreement		8-K	001-09447	10.9	July 6, 2006

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

*10.10	Form of Director and Officer Indemnification Agreement		8-K	001-09447	10.10	July 6, 2006

*10.11	Kaiser Aluminum Fabricated Products Restoration Plan		8-K	001-09447	10.14	July 6, 2006

*10.12	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan		8-K	000-52105	10.4	December 31, 2008

10.13	Form of Non-Employee Director Restricted Stock Award Agreement		10-Q	001-09447	10.2	July 27, 2016

*10.14	Form of Executive Officer Restricted Stock Units Award Agreement		8-K	001-09447	10.2	March 10, 2020

*10.15	Amended and Restated Severance Agreement dated March 5, 2021 between the Company and John M. Donnan		8-K	001-09447	10.1	March 11, 2021

*10.16	2021-2023 Long-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.3	March 11, 2021

*10.17	2022-2024 Long-Term Incentive Plan For Key Managers Summary		8-K	001-09447	10.2	March 10, 2022

*10.18	2023 Short-term Incentive Plan for Key Managers		10-Q	001-09447	10.1	April 28, 2023

*10.19	2023-2025 Long-Term Incentive Plan or Key Managers Summary		10-Q	001-09447	10.2	April 28, 2023

*10.20	2023 Form of Performance Share Award Agreement		10-Q	001-09447	10.3	April 28, 2023

10.21	Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC		8-K	001-09447	10.1	April 1, 2021

*10.22	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan		8-K	001-09447	10.1	June 3, 2021

*10.23	Amended and Restated Director Designation Agreement dated September 3, 2021		8-K	001-09447	10.1	September 7, 2021

*19.1	Kaiser Aluminum Corporation Securities Trading Policy	X

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*97.1	Kaiser Aluminum Corporation Compensation Clawback Policy Effective October 2, 2023	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 22, 2024
Keith A. Harvey

/s/ Neal E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 22, 2024
Neal E. West

/s/ Vijai Narayan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 22, 2024
Vijai Narayan

Director
Michael C. Arnold

Director
David A. Foster

Director
Richard P. Grimley

/s/ Jack A. Hockema	Executive Chairman of the Board	Date: February 22, 2024
Jack A. Hockema

/s/ Lauralee E. Martin	Director	Date: February 22, 2024
Lauralee E. Martin

Director
Alfred E. Osborne, Jr., Ph.D.

/s/ Teresa M. Sebastian	Director	Date: February 22, 2024
Teresa M. Sebastian

Director
Donald J. Stebbins

/s/ Brett E. Wilcox	Director	Date: February 22, 2024
Brett E. Wilcox

/s/ Kevin W. Williams	Director	Date: February 22, 2024
Kevin W. Williams