Form 10-Q
period 2024-03-31
KAISER ALUMINUM CORP
filed 2024-04-25
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 22, 2024, there were 16,068,833 shares of common stock of the registrant outstanding.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Automotive Extrusions	Extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
Form 10-Q	This Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LME	London Metal Exchange
MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Retirement Benefit Plan (Refer to Note 3 – Employee Benefits)
Other products	Cast and aluminum products used in various non-strategic end markets
Packaging	3000 and 5000 series alloy products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association (Refer to Note 3 – Employee Benefits)
SEC	Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2019 and 2021 at the following interest rates and aggregate principal amounts, respectively: (i) 4.625% and $500.0 million; and (ii) 4.50% and $550.0 million

Term SOFR	Forward looking term rate based on the Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2024	As of December 31, 2023
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$101.6	$82.4
Receivables:
Trade receivables, net	341.4	325.2
Other	11.2	12.4
Contract assets	63.0	58.5
Inventories	471.3	477.2
Prepaid expenses and other current assets	34.6	34.5
Total current assets	1,023.1	990.2
Property, plant and equipment, net	1,055.0	1,052.1
Operating lease assets	30.5	32.6
Deferred tax assets, net	5.4	6.0
Intangible assets, net	48.9	50.0
Goodwill	18.8	18.8
Other assets	118.1	117.7
Total assets	$2,299.8	$2,267.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273.8	$252.7
Accrued salaries, wages and related expenses	45.5	53.0
Other accrued liabilities	65.4	64.3
Total current liabilities	384.7	370.0
Long-term portion of operating lease liabilities	27.4	29.2
Pension and other postretirement benefits	75.6	76.8
Net liabilities of Salaried VEBA	3.8	3.8
Deferred tax liabilities	19.5	13.9
Long-term liabilities	83.6	81.7
Long-term debt, net	1,040.3	1,039.8
Total liabilities	1,634.9	1,615.2
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2024 and December 31, 2023; no shares were issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2024 and December 31, 2023; 22,891,318 shares issued and 16,056,032 shares outstanding at March 31, 2024; 22,851,077 shares issued and 16,015,791 shares outstanding at December 31, 2023	0.2	0.2
Additional paid in capital	1,107.5	1,104.7
Retained earnings	22.1	10.1
Treasury stock, at cost, 6,835,286 shares at both March 31, 2024 and December 31, 2023	(475.9)	(475.9)
Accumulated other comprehensive income	11.0	13.1
Total stockholders’ equity	664.9	652.2
Total liabilities and stockholders' equity	$2,299.8	$2,267.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2024	2023
	(In millions of dollars, except share and per share amounts)
Net sales	$737.5	$807.6
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	642.9	731.1
Depreciation and amortization	28.8	26.3
Selling, general, administrative, research and development	32.6	29.7
Restructuring costs	0.1	1.4
Other operating charges, net	0.4	—
Total costs and expenses	704.8	788.5
Operating income	32.7	19.1
Other (expense) income:
Interest expense	(11.5)	(11.9)
Other income, net – Note 9	10.9	13.6
Income before income taxes	32.1	20.8
Income tax provision	(7.5)	(4.9)
Net income	$24.6	$15.9

Net income per common share:
Basic	$1.53	$1.00
Diluted	$1.51	$0.99
Weighted-average number of common shares outstanding (in thousands):
Basic	16,027	15,940
Diluted	16,230	16,096

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2024	2023
	(In millions of dollars)
Net income	$24.6	$15.9
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit plans	(0.5)	0.7
Cash flow hedges	(1.6)	(1.8)
Other comprehensive loss, net of tax	(2.1)	(1.1)
Comprehensive income	$22.5	$14.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2024

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Net income	—	—	—	24.6	—	—	24.6
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024	16,056,032	$0.2	$1,107.5	$22.1	$(475.9)	$11.0	$664.9

1.
At March 31, 2024, 345,130 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan.
2.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2023

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

1.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2024	2023
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$24.6	$15.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	27.7	24.9
Amortization of definite-lived intangible assets	1.1	1.4
Amortization of debt premium and debt issuance costs	0.6	0.5
Amortization of cloud computing implementation costs	0.3	0.4
Deferred income taxes	6.8	4.1
Non-cash equity compensation	4.0	3.4
Non-cash asset impairment charge[2]	4.2	—
Loss (gain) on disposition of property, plant and equipment	0.2	(15.0)
Bad debt expense	0.1	—
Non-cash postretirement defined benefit plan cost	1.5	3.1
Changes in operating assets and liabilities:
Trade and other receivables	(15.1)	(36.9)
Contract assets	(4.5)	5.7
Inventories	4.4	(12.3)
Prepaid expenses and other current assets	(1.7)	(1.3)
Accounts payable	18.6	(22.6)
Accrued liabilities	(5.2)	10.3
Annual variable cash contributions to Salaried VEBA	(1.1)	—
Long-term assets and liabilities, net	(3.2)	(1.9)
Net cash provided by (used in) operating activities	63.3	(20.3)
Cash flows from investing activities[1]:
Capital expenditures	(30.0)	(41.1)
Proceeds from sale of equity securities	0.1	—
Proceeds from disposition of property, plant and equipment	—	15.2
Net cash used in investing activities	(29.9)	(25.9)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	—	119.5
Repayment of borrowings under the Revolving Credit Facility	—	(80.1)
Repayment of finance lease	(0.4)	(0.6)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.2)	(1.3)
Cash dividends and dividend equivalents paid	(12.6)	(12.5)
Net cash (used in) provided by financing activities	(14.2)	25.0
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	19.2	(21.2)
Cash, cash equivalents and restricted cash at beginning of period	100.7	71.3
Cash, cash equivalents and restricted cash at end of period	$119.9	$50.1

1.
See Note 12 for supplemental cash flow information.
2.
Non-cash asset impairment charge for the quarter ended March 31, 2024 is comprised of: (i) a $3.8 million inventory write-down related to certain alloying metals, and (ii) a $0.4 million impairment charge on land held for sale.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements

This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2024 fiscal year. The financial information as of December 31, 2023 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of March 31, 2024	As of December 31, 2023
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$342.0	$325.8
Allowance for doubtful receivables	(0.6)	(0.6)
Trade receivables, net	$341.4	$325.2

Inventories[1]
Finished products	$81.0	$89.3
Work-in-process	209.5	210.8
Raw materials	165.0	161.5
Operating supplies	15.8	15.6
Inventories	$471.3	$477.2

Property, Plant and Equipment, Net
Land and improvements	$37.2	$38.0
Buildings and leasehold improvements	240.0	238.4
Machinery and equipment	1,272.8	1,265.3
Construction in progress	193.8	173.7
Property, plant and equipment, gross	1,743.8	1,715.4
Accumulated depreciation and amortization	(690.3)	(663.7)
Land held for sale	1.5	0.4
Property, plant and equipment, net	$1,055.0	$1,052.1

Other Assets
Assets to be conveyed associated with Warrick acquisition	$56.8	$56.8
Restricted cash – Note 12	18.3	18.3
Long-term replacement parts	17.2	16.7
Other	25.8	25.9
Other assets	$118.1	$117.7

Other Accrued Liabilities
Uncleared cash disbursements	$16.8	$15.7
Accrued income taxes and other taxes payable	13.1	9.5
Accrued annual contribution to Salaried VEBA	—	1.1
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 7	0.5	2.8
Current operating lease liabilities	7.7	8.0
Current finance lease liabilities	2.3	2.1
Other – Note 5	14.7	15.2
Other accrued liabilities	$65.4	$64.3

Long-Term Liabilities
Workers' compensation accrual	$29.2	$29.9
Long-term environmental accrual – Note 7	15.6	14.2
Other long-term liabilities	38.8	37.6
Long-term liabilities	$83.6	$81.7

1.
At March 31, 2024 and December 31, 2023, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $42.6 million and $56.0 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2024 and December 31, 2023 was $11.3 million and $11.1 million, respectively. Assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans (“STI Plans”)

As of March 31, 2024, we had a liability of $6.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2024 STI Plans.

Postretirement Benefit Plans

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Defined contribution plans[1]	$5.8	$5.8
Deferred compensation plan[2]	0.7	0.2
Multiemployer pension plans[1]	1.5	1.4
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	1.5	3.1
Total	$9.5	$10.5

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) within our Statements of Consolidated Income.
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement benefit cost relating to Salaried VEBA are included within Other income, net, on our Statements of Consolidated Income.
3.
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within our Statements of Consolidated Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other income, net, on our Statements of Consolidated Income.

Components of Net Periodic Postretirement Benefit Cost. Our results of operations included the following impacts associated with the defined benefit plans: (i) a charge for service rendered by employees; (ii) a charge for accretion of interest; (iii) a benefit for the expected return on plan assets; (iv) amortization of prior service costs (credits) associated with plan amendments; and (v) amortization of net actuarial differences.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the components of Net periodic postretirement benefit cost (credit) relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	March 31		March 31		March 31
	2024	2023	2024	2023	2024	2023
Service cost	$0.9	$1.0	$0.3	$0.3	$—	$—
Interest cost	0.4	0.3	0.8	0.8	0.5	0.7
Expected return on plan assets	(0.3)	(0.3)	—	—	(0.5)	(0.6)
Amortization of prior service cost (credit)[1]	0.2	—	—	—	(0.5)	1.2
Amortization of net actuarial gain	—	—	(0.3)	(0.3)	—	—
Total net periodic postretirement benefit cost (credit)	$1.2	$1.0	$0.8	$0.8	$(0.5)	$1.3

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

Pension Plan Contributions. During the quarter ended March 31, 2024, we contributed $2.5 million to the pension plans. We expect to make further contributions of approximately $3.4 million to the pension plans during the remainder of 2024.

4. Restructuring

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). We incurred total restructuring costs of $7.4 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income. All costs associated with the 2022 Restructuring Plan have been incurred as of March 31, 2024.

The following table summarizes activity relating to the 2022 Restructuring Plan liabilities (in millions of dollars):

Quarter Ended March 31,
2024
Beginning Balance	$1.2
Restructuring costs	0.1
Costs paid or otherwise settled[1]	(1.2)
Ending Balance	$0.1

1.
Cash paid during the quarter ended March 31, 2024 was $1.1 million.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedged transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $1.3 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both March 31, 2024 and December 31, 2023.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum and energy. Additionally, in the fourth quarter of 2023, we adopted this treatment for Alloying Metals used in our fabrication operations. We also designate as cash flow hedges foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive loss, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

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

Energy Hedges. We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices that are not passed through pursuant to the terms of our customer contracts.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other income, net, respectively. There were no non-designated hedges at both March 31, 2024 and December 31, 2023.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2024:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	April 2024 through December 2025	74.5
Fixed price sale contracts for LME	April 2024	7.0
Fixed price purchase contracts for MWTP	April 2024 through December 2025	60.5
Fixed price sale contracts for MWTP	April 2024 through September 2024	26.7

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	April 2024 through December 2025	10.0

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	April 2024 through December 2026	3,880,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	April 2024 through December 2024	39,606

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	April 2024 through January 2026	17,485,138

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	May 2024 through July 2024	216,799

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$642.9	$731.1

Loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$2.0	$0.5
Natural gas	0.3	(0.3)
Electricity	(0.2)	—
Total loss recognized in our Statements of Consolidated Income related to cash flow hedges	$2.1	$0.2

Gain recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals – Unrealized gain	$—	$(0.1)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of March 31, 2024			As of December 31, 2023
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Aluminum –
Fixed price purchase contracts for LME	$2.1	$(0.4)	$1.7	$3.4	$(0.6)	$2.8
Fixed price sale contracts for LME	—	—	—	—	(0.2)	(0.2)
Fixed price purchase contracts for MWTP	0.7	(0.1)	0.6	0.4	(0.3)	0.1
Fixed price sale contracts for MWTP	—	(0.4)	(0.4)	0.1	(0.2)	(0.1)
Alloying Metals – Fixed price purchase contracts	0.7	(0.2)	0.5	0.7	(0.1)	0.6
Natural gas – Fixed price purchase contracts	0.4	(1.2)	(0.8)	0.3	(0.9)	(0.6)
Electricity – Fixed price purchase contracts	0.2	(0.9)	(0.7)	0.5	(0.6)	(0.1)
Foreign currency – Fixed price forward contracts	—	—	—	0.5	—	0.5
Total	$4.1	$(3.2)	$0.9	$5.9	$(2.9)	$3.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2024	As of December 31, 2023
Derivative assets:
Prepaid expenses and other current assets	$3.3	$4.8
Other assets	0.8	1.1
Total derivative assets	$4.1	$5.9
Derivative liabilities:
Other accrued liabilities	$(2.6)	$(2.4)
Long-term liabilities	(0.6)	(0.5)
Total derivative liabilities	$(3.2)	$(2.9)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At March 31, 2024 and December 31, 2023, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of our Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625% Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of March 31, 2024	As of December 31, 2023
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(9.7)	(10.2)
Total carrying amount				$1,040.3	$1,039.8

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of March 31, 2024	As of December 31, 2023
4.625% Senior Notes	$469.2	$462.4
4.50% Senior Notes	$486.6	$474.1

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

In April 2022, we entered into Amendment No. 3 to our Revolving Credit Facility. As amended, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no borrowings under the Revolving Credit Facility during the quarter ended March 31, 2024. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2024 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$544.4
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(27.0)
Remaining borrowing availability	$517.4

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.6	0.8
Interest expense on finance lease liabilities	0.2	0.1
Interest expense capitalized as construction in progress	(1.7)	(1.4)
Total interest expense	$11.5	$11.9

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

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of our Newark facility related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We have submitted the Alternate Arrays Document (“AAD”) to the OEPA for review during the quarter ended December 31, 2023. Once the AAD is reviewed and accepted by the OEPA, we plan to submit our feasibility study to the OEPA and the selected remediation design work plans are completed, which we expect to occur in 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

At March 31, 2024, our environmental accrual of $16.1 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to the Trentwood facility; (ii) currently available facts with respect to our Newark facility; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.5 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.

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

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Defined Benefit Plans:
Beginning balance	$11.0	$2.8
Amortization of net actuarial gain[1]	(0.3)	(0.3)
Amortization of prior service (credit) cost[1]	(0.3)	1.2
Less: income tax benefit (expense)[2]	0.1	(0.2)
Other comprehensive (loss) income, net of tax	(0.5)	0.7
Ending balance	$10.5	$3.5

Cash Flow Hedges:
Beginning balance	$2.1	$0.4
Unrealized loss on cash flow hedges	(4.2)	(2.6)
Less: income tax benefit	1.0	0.6
Net unrealized loss on cash flow hedges	(3.2)	(2.0)
Reclassification of unrealized loss upon settlement of cash flow hedges	2.1	0.2
Less: income tax expense[2]	(0.5)	—
Net loss reclassified from AOCI to Net income	1.6	0.2
Other comprehensive loss, net of tax	(1.6)	(1.8)
Ending balance[3]	$0.5	$(1.4)

Total AOCI ending balance	$11.0	$2.1

1.
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of March 31, 2024, we estimate a net mark-to-market gain before tax of $0.5 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Other Income, Net

The following table presents the components of Other income, net (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Interest income	$0.9	$0.4
Net periodic postretirement benefit cost	(0.3)	(2.0)
Unrealized gain on equity securities	0.2	0.1
(Loss) gain on disposition of property, plant and equipment	(0.2)	15.0
Gain on business interruption insurance recoveries[1]	10.5	—
All other, net	(0.2)	0.1
Other income, net	$10.9	$13.6

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. As of March 31, 2024, we received net cash proceeds of $9.7 million on the $10.5 million total gain recognized to date.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarters ended March 31, 2024 and March 31, 2023, we sold trade accounts receivable totaling $267.1 million and $303.2 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.3 million and $7.2 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income, net. As of March 31, 2024, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Domestic	$(7.0)	$(4.4)
Foreign	(0.5)	(0.5)
Total	$(7.5)	$(4.9)

The income tax provision for the quarters ended March 31, 2024 and March 31, 2023 was $7.5 million and $4.9 million, respectively, reflecting an effective tax rate of 23% and 24%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarters ended March 31, 2024 and March 31, 2023, respectively.

Our gross unrecognized benefits relating to uncertain tax positions were $7.5 million and $6.5 million at March 31, 2024 and December 31, 2023, respectively, of which, $7.5 million and $6.5 million would be recorded through our income tax provision and thus, impact the effective tax rate at March 31, 2024 and December 31, 2023, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

11. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarter ended March 31, 2024 and the treasury method for the quarter ended March 31, 2023, which was more dilutive than the two-class method.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2024	2023
Numerator:
Net income available to common shareholders[1]	$24.6	$15.9
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,027	15,940
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	203	156
Diluted	16,230	16,096

Net income per common share, Basic:	$1.53	$1.00
Net income per common share, Diluted:	$1.51	$0.99
1.
Represents Net income less distributed and undistributed earnings allocated to non-vested RSAs that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2024 and March 31, 2023, approximately 2,200 and 11,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

12. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2024	2023
	(In millions of dollars)
Interest paid	$10.3	$10.6
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$19.5	$28.8

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$—	$2.4
Cash paid for amounts included in the measurement of operating lease liabilities	$2.1	$2.4
Finance lease liabilities arising from obtaining finance lease assets	$1.0	$8.8

	As of March 31,
	2024	2023
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$101.6	$31.5
Restricted cash included in Other assets[1]	18.3	18.6
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$119.9	$50.1

1.
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Business, Product, and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils, and extruded and drawn products, primarily used in our Aero/HS Products, Packaging, GE Products, Automotive Extrusions, and Other products end markets. We operate 13 focused production facilities in the United States and one in Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Net sales:
Aero/HS Products	$220.5	$214.0
Packaging	298.1	354.2
GE Products	153.0	162.1
Automotive Extrusions	63.5	70.8
Other products	2.4	6.5
Total net sales	$737.5	$807.6

Timing of revenue recognition:
Products transferred at a point in time	$569.4	$624.8
Products transferred over time	168.1	182.8
Total net sales	$737.5	$807.6

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Income taxes paid:
Domestic	$—	$0.1
Foreign	1.6	0.2
Total income taxes paid	$1.6	$0.3

14. Subsequent Events

Dividend Declaration. On April 15, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.7 million (including dividend equivalents) on or about May 15, 2024 to stockholders of record and the holders of certain restricted stock units at the close of business on April 25, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, customer disruptions, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, Automotive Extrusions and other end markets we serve; (iii) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (iv) changes or shifts in defense spending due to competing national priorities; (v) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs and changing economic conditions; (vi) developments in technology; (vii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (viii) new or modified statutory or regulatory requirements; (ix) the successful integration of acquired operations and technologies and (x) stakeholders’, including regulators’, views regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of income, balance sheets or statements of cash flows of the company. We have provided a reconciliation of non‑GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided discussion of the reasons we believe that presentation of the non-GAAP financial measures provides useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion), Adjusted EBITDA and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

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

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at Trentwood, are Aero/HS Products (which we sell globally) and GE Products (which we predominantly sell within North America). The primary end market application of bare and coated aluminum coil, which are produced at Warrick, is Packaging for can stock applications which we sell in North America. Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 11 extrusion/drawing facilities, 10 of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech, general industrial, and automotive applications. Our consolidated Net sales for the quarter ended March 31, 2024 totaled $737.5 million on 291.0 million pounds shipped from our facilities. We employed approximately 4,000 people at March 31, 2024.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers, and metal service centers. Approximately 75% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 25% is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

Highlights of the quarter ended March 31, 2024 include:

•
Strong demand for our Aero/HS Products within commercial aerospace, business jet, defense and space applications;
•
The ending of destocking in our Packaging and GE Products end markets;
•
Improved cost controls and operating efficiencies across the platform; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.6 million paid during the quarter ended March 31, 2024.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $737.5 million and $807.6 million for the quarters ended March 31, 2024 and March 31, 2023, respectively, reflecting an 8.3 million pound decrease in shipment volume and a $0.17/lb (6%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) an 11.3 million pound (7%) decrease in Packaging reflecting the impact of destocking primarily of coated food packaging material; (ii) a 1.7 million pound (61%) decrease in Other products; and (iii) a 1.2 million pound (4%) decrease in Automotive Extrusions, partially offset by: (i) a 4.7 million pound (8%) increase in Aero/HS Products reflecting continued strong demand for commercial aerospace applications and (ii) a 1.2 million pound (2%) increase in GE Products. The average realized sales price per pound reflected a $0.20/lb (14%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.03/lb (2%) increase in Conversion Revenue per pound reflecting higher pricing and improved mix. For further details, see the table below in “Selected Operational and Financial Information.”

COGS. COGS for the quarter ended March 31, 2024 totaled $642.9 million, or 87% of Net sales, compared to $731.1 million, or 91% of Net sales, for the quarter ended March 31, 2023. The decrease of $88.2 million reflected a $67.7 million decrease in Hedged Cost of Alloyed Metal and a $20.5 million decrease in net manufacturing conversion and other costs. Of the $67.7 million decrease in Hedged Cost of Alloyed Metal, $55.5 million was due to lower hedged metal prices and $12.2 million was due to lower shipment volume (see above in our “Net Sales” discussion for further details). The $20.5 million decrease in net manufacturing conversion and other costs reflected: (i) an $8.1 million decrease due to lower shipments; (ii) a $7.5 million decrease in major maintenance costs driven by timing of annual planned maintenance programs; and (iii) a $4.9 million decrease in freight and other manufacturing cost. For a further discussion of the comparative results of operations for the quarters ended March 31, 2024 and March 31, 2023, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $32.6 million and $29.7 million for the quarters ended March 31, 2024 and March 31, 2023, respectively. The increase during the quarter ended March 31, 2024 was primarily due to a $2.8 million increase in employee related costs.

Restructuring Costs. Restructuring costs of $0.1 million and $1.4 million for the quarters ended March 31, 2024 and March 31, 2023, respectively, related to our restructuring plan initiated in 2022. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plan.

Other Operating Charges, Net. Other operating charge of $0.4 million for the quarter ended March 31, 2024 represents an impairment charge on land classified as held for sale during the quarter.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended March 31, 2024 and March 31, 2023 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Net income	$24.6	$15.9
Interest expense	11.5	11.9
Other income, net	(10.9)	(13.6)
Income tax provision	7.5	4.9
Depreciation and amortization	28.8	26.3
Non-run-rate items:
Restructuring costs	0.1	1.4
Mark-to-market gain on derivative instruments[1]	—	(0.1)
Non-cash asset impairment charge	0.4	—
Environmental expenses[2]	0.4	—
Total non-run-rate items	0.9	1.3
Adjusted EBITDA	$62.4	$46.7

1.
Mark-to-market gain on derivative instruments represents the gain on non-designated commodity hedges. Adjusted EBITDA reflects the realized gains related to these derivatives upon settlement.
2.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended March 31, 2024 was $15.7 million higher than Adjusted EBITDA for the quarter ended March 31, 2023. Adjusted EBITDA for the quarter ended March 31, 2024 was impacted by: (i) improved pricing and mix; (ii) improved operating efficiencies; (iii) lower cost of major maintenance driven by timing of annual planned maintenance programs; and (iv) a decrease in freight costs, partially offset by an increase in employee benefit and incentive costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended March 31,
	2024		2023
Aero/HS Products:
Shipments (mmlbs)	62.9		58.2
	$	$ / lb	$	$ / lb
Net sales	$220.5	$3.51	$214.0	$3.68
Less: Hedged Cost of Alloyed Metal	(84.0)	(1.34)	(91.6)	(1.58)
Conversion Revenue	$136.5	$2.17	$122.4	$2.10

Packaging:
Shipments (mmlbs)	142.4		153.7
	$	$ / lb	$	$ / lb
Net sales	$298.1	$2.09	$354.2	$2.30
Less: Hedged Cost of Alloyed Metal	(180.1)	(1.26)	(221.0)	(1.43)
Conversion Revenue	$118.0	$0.83	$133.2	$0.87

GE Products:
Shipments (mmlbs)	58.1		56.9
	$	$ / lb	$	$ / lb
Net sales	$153.0	$2.63	$162.1	$2.85
Less: Hedged Cost of Alloyed Metal	(72.8)	(1.25)	(82.2)	(1.45)
Conversion Revenue	$80.2	$1.38	$79.9	$1.40

Automotive Extrusions:
Shipments (mmlbs)	26.5		27.7
	$	$ / lb	$	$ / lb
Net sales	$63.5	$2.39	$70.8	$2.56
Less: Hedged Cost of Alloyed Metal	(32.4)	(1.22)	(39.6)	(1.43)
Conversion Revenue	$31.1	$1.17	$31.2	$1.13

Other Products:
Shipments (mmlbs)	1.1		2.8
	$	$ / lb	$	$ / lb
Net sales	$2.4	$2.18	$6.5	$2.32
Less: Hedged Cost of Alloyed Metal	(1.3)	(1.18)	(3.9)	(1.39)
Conversion Revenue	$1.1	$1.00	$2.6	$0.93

Total:
Shipments (mmlbs)	291.0		299.3
	$	$ / lb	$	$ / lb
Net sales	$737.5	$2.53	$807.6	$2.70
Less: Hedged Cost of Alloyed Metal[1]	(370.6)	(1.27)	(438.3)	(1.47)
Conversion Revenue	$366.9	$1.26	$369.3	$1.23
1.
Hedged Cost of Alloyed Metal for the quarters ended March 31, 2024 and March 31, 2023 included $367.1 million and $436.7 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $3.5 million and $1.6 million in the quarters ended March 31, 2024 and March 31, 2023, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 5 of Notes to Consolidated Financial Statements included in this Report for the total realized loss on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We remain well positioned in the current demand environment as a key supplier in diverse end markets with multi-year contracts with strategic partners. We expect demand will improve across the majority of our end markets throughout 2024. In Aero/HS Products, a more cautious outlook is warranted on expected build rates for domestic large commercial jet production in the near-term resulting in anticipated flat conversion revenue in 2024 following a strong 2023. The long-term demand outlook for these platforms remains unchanged. We believe demand for other Aero/HS Products applications remains strong. Now that destocking is complete, we expect the rest of our end markets to perform consistent with the prior outlook.

As a result, we continue to expect conversion revenue for the full year 2024 to improve 2% - 3% and Adjusted EBITDA margin to improve 70 - 170 basis points over 2023 as we implement cost reduction measures in operations, increase manufacturing efficiencies, and pursue our strategic growth initiatives.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2024	As of December 31, 2023
Available cash and cash equivalents	$101.6	$82.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	517.4	516.7
Total liquidity	$619.0	$599.1

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of March 31, 2024 and December 31, 2023.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2024.

We had no outstanding borrowings as of March 31, 2024 and December 31, 2023 under our Revolving Credit Facility. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$63.3	$(20.3)
Investing activities	$(29.9)	$(25.9)
Financing activities	$(14.2)	$25.0

Cash provided by operating activities for the quarter ended March 31, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $18.6 million primarily due to the timing of payments and higher metal cost; (ii) an increase in trade and other receivables of $15.1 million and contract assets of $4.5 million primarily due to timing of customer shipments; (iii) a decrease in inventory of $4.4 million due to continued focus on inventory management; and (iv) a decrease in accrued liabilities of $5.2 million.

Cash used in operating activities for the quarter ended March 31, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $36.9 million, primarily due to higher pricing and an increase in metal price; (ii) a decrease in accounts payable of $22.6 million primarily due to the timing of payments; and (iii) an increase in inventory of $12.3 million due primarily to a higher per pound inventory cost.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2024 and March 31, 2023.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, borrowing availability under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

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

At April 22, 2024, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended March 31, 2024 constituted approximately 37% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Material Cash Requirements

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2023 for mandatory principal and cash interest payments on the outstanding borrowings.

We do not believe that covenants in the indentures governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Except as otherwise disclosed in this Report, there has been no material change in our material cash requirements from significant contractual obligations, commercial commitments, or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2023.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at our Trentwood facility. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. We continue spending on our previously announced capital project to add a fourth roll coat line at our Warrick facility to increase our capacity for higher margin coated packaging product.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2024 of approximately $170.0 million to $190.0 million, the majority of which will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at the Warrick facility, which we anticipate will be $100 million. In addition, approximately $10 million is attributable to our Phase VII growth project at out Trentwood facility. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

Capital investments will be funded using cash generated from operations, available cash and cash equivalents, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements. The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity, and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

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

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2024 and March 31, 2023, and declared subsequent to March 31, 2024.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At March 31, 2024, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2024 and March 31, 2023 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10‑K for the year ended December 31, 2023. There have been no material changes in our critical accounting estimates and policies since December 31, 2023.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 of our Consolidated Financial Statements in this Form 10-Q.

Availability of Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and statements and other information with the SEC. You may obtain the documents that we file electronically from the SEC’s website at http://www.sec.gov. Our filings with the SEC are made available free of charge on our website at http://www.kaiseraluminum.com as soon as reasonably practicable after we file or furnish the materials with the SEC. News releases, announcements of upcoming earnings calls and events in which our management participates or hosts with members of the investment community and an archive of webcasts of such earnings calls and investor events and related investor presentations, are also available on our website. Information on our website is not incorporated into this Form 10-Q unless expressly noted.

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

Aluminum

During the quarters ended March 31, 2024 and March 31, 2023, settlements of derivative contracts were for 39.9 million pounds and 49.7 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At March 31, 2024, we had derivative contracts with respect to approximately 55.3 million pounds and 12.4 million pounds to hedge sales to be made in the remainder of 2024 and 2025, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of March 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.8 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of March 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.7 million and $1.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of March 31, 2024, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of March 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $1.0 million and $0.8 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.9 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $0.2 million, and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of March 31, 2024, we hedged certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through January 2026. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $1.9 million for both periods as of March 31, 2024 and December 31, 2023, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2023.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2024:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2024 - January 31, 2024	—	$—	—	$—	$93.1
February 1, 2024 - February 29, 2024	—	—	—	—	93.1
March 1, 2024 - March 31, 2024	16,175	72.39	—	—	93.1
Total	16,175	$72.39	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At March 31, 2024, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	2024 Short-Term Incentive Plan for Key Managers	X

10.2	2024-2026 Long-Term Incentive Plan Performance Shares	X

10.3	2024 Form of Performance Shares Award Agreement under the Company’s 2021 Equity and Incentive Compensation Plan	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: April 25, 2024