Form 10-Q
period 2024-06-30
KAISER ALUMINUM CORP
filed 2024-07-26
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 22, 2024, there were 16,087,112 shares of common stock of the registrant outstanding.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Automotive Extrusions	Extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
Form 10-Q	This Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LME	London Metal Exchange
MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Retirement Benefit Plan (Refer to Note 3 – Employee Benefits)
Other products	Cast and aluminum products used in various non-strategic end markets
Packaging	3000 and 5000 series alloys products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association (Refer to Note 3 – Employee Benefits)
SEC	Securities and Exchange Commission
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

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2024	As of December 31, 2023
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70.4	$82.4
Receivables:
Trade receivables, net	370.1	325.2
Other	13.4	12.4
Contract assets	63.7	58.5
Inventories	446.9	477.2
Prepaid expenses and other current assets	46.0	34.5
Total current assets	1,010.5	990.2
Property, plant and equipment, net	1,084.6	1,052.1
Operating lease assets	29.1	32.6
Deferred tax assets, net	6.0	6.0
Intangible assets, net	47.7	50.0
Goodwill	18.8	18.8
Other assets	119.0	117.7
Total assets	$2,315.7	$2,267.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281.8	$252.7
Accrued salaries, wages and related expenses	48.9	53.0
Other accrued liabilities	65.7	64.3
Total current liabilities	396.4	370.0
Long-term portion of operating lease liabilities	26.3	29.2
Pension and other postretirement benefits	77.6	76.8
Net liabilities of Salaried VEBA	3.8	3.8
Deferred tax liabilities	20.6	13.9
Long-term liabilities	88.3	81.7
Long-term debt, net	1,040.7	1,039.8
Total liabilities	1,653.7	1,615.2
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2024 and December 31, 2023; no shares were issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2024 and December 31, 2023; 22,922,398 shares issued and 16,087,112 shares outstanding at June 30, 2024; 22,851,077 shares issued and 16,015,791 shares outstanding at December 31, 2023	0.2	0.2
Additional paid in capital	1,111.0	1,104.7
Retained earnings	12.5	10.1
Treasury stock, at cost, 6,835,286 shares at both June 30, 2024 and December 31, 2023	(475.9)	(475.9)
Accumulated other comprehensive income	14.2	13.1
Total stockholders’ equity	662.0	652.2
Total liabilities and stockholders' equity	$2,315.7	$2,267.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions of dollars, except share and per share amounts)
Net sales	$773.4	$814.1	$1,510.9	$1,621.7
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	690.5	718.4	1,333.4	1,449.5
Depreciation and amortization	29.0	26.4	57.8	52.7
Selling, general, administrative, research and development	31.6	32.2	64.2	61.9
Restructuring costs	6.8	1.2	6.9	2.6
Other operating charges, net	—	—	0.4	—
Total costs and expenses	757.9	778.2	1,462.7	1,566.7
Operating income	15.5	35.9	48.2	55.0
Other (expense) income:
Interest expense	(11.1)	(12.1)	(22.6)	(24.0)
Other (expense) income, net – Note 9	(0.5)	(2.5)	10.4	11.1
Income before income taxes	3.9	21.3	36.0	42.1
Income tax provision	(0.8)	(3.0)	(8.3)	(7.9)
Net income	$3.1	$18.3	$27.7	$34.2

Net income per common share:
Basic	$0.19	$1.14	$1.72	$2.14
Diluted	$0.19	$1.14	$1.69	$2.12
Weighted-average number of common shares outstanding (in thousands):
Basic	16,072	15,974	16,050	15,957
Diluted	16,398	16,083	16,321	16,090

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions of dollars)		(In millions of dollars)
Net income	$3.1	$18.3	$27.7	$34.2
Other comprehensive (loss) income, net of tax – Note 8:
Defined benefit plans	(0.1)	(4.6)	(0.6)	(3.9)
Cash flow hedges	3.3	(2.7)	1.7	(4.5)
Other comprehensive income (loss), net of tax	3.2	(7.3)	1.1	(8.4)
Comprehensive income	$6.3	$11.0	$28.8	$25.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2024

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Net income	—	—	—	24.6	—	—	24.6
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024	16,056,032	$0.2	$1,107.5	$22.1	$(475.9)	$11.0	$664.9
Net income	—	—	—	3.1	—	—	3.1
Other comprehensive income, net of tax	—	—	—	—	—	3.2	3.2
Common shares issued (including impacts from Long-Term Incentive programs)	38,143	—	0.5	—	—	—	0.5
Cancellation of shares to cover tax withholdings upon common shares issued	(7,063)	—	(0.6)	—	—	—	(0.6)
Cash dividends declared[2]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2024	16,087,112	$0.2	$1,111.0	$12.5	$(475.9)	$14.2	$662.0

1.
At June 30, 2024, 607,964 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2024 and June 30, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2023

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

1.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2023 and June 30, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$27.7	$34.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	55.5	49.9
Amortization of definite-lived intangible assets	2.3	2.8
Amortization of debt premium and debt issuance costs	1.1	1.0
Amortization of cloud computing implementation costs	0.6	0.7
Deferred income taxes	6.4	6.6
Non-cash LIFO charge (benefit)	4.5	(4.0)
Non-cash equity compensation	8.1	7.9
Non-cash asset impairment charge[2]	3.6	—
Non-cash unrealized loss on derivative positions	2.2	—
Loss (gain) on disposition of property, plant and equipment	0.5	(14.2)
Bad debt expense	0.3	—
Non-cash postretirement defined benefit plan cost	4.3	6.4
Changes in operating assets and liabilities:
Trade and other receivables	(46.2)	(17.8)
Contract assets	(5.2)	2.3
Inventories (excluding LIFO adjustments)	22.6	31.5
Prepaid expenses and other current assets	(10.9)	(4.8)
Accounts payable	16.1	(56.0)
Accrued liabilities	(3.4)	2.3
Annual variable cash contributions to Salaried VEBA	(1.1)	—
Long-term assets and liabilities, net	0.6	(1.0)
Net cash provided by operating activities	89.6	47.8
Cash flows from investing activities[1]:
Capital expenditures	(73.7)	(82.6)
Purchase of equity securities	(0.1)	(0.3)
Proceeds from sale of equity securities	0.2	—
Proceeds from disposition of property, plant and equipment	—	15.2
Net cash used in investing activities	(73.6)	(67.7)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	—	210.0
Repayment of borrowings under the Revolving Credit Facility	—	(195.0)
Repayment of finance lease	(0.9)	(1.2)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(1.7)
Cash dividends and dividend equivalents paid	(25.3)	(25.1)
Net cash used in financing activities	(28.0)	(13.0)
Net decrease in cash, cash equivalents and restricted cash during the period	(12.0)	(32.9)
Cash, cash equivalents and restricted cash at beginning of period	100.7	71.3
Cash, cash equivalents and restricted cash at end of period	$88.7	$38.4

1.
See Note 12 for supplemental cash flow information.
2.
Non-cash asset impairment charge for the six months ended June 30, 2024 is comprised of: (i) a $3.2 million inventory write-down related to certain alloying metals, and (ii) a $0.4 million impairment charge on land held for sale.

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

Accounting Pronouncements Issued But Not Yet Adopted

Disclosure Improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06 (“ASU 2023-06”), Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The guidance amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of the related disclosure becomes effective. If by June 30, 2027, the SEC does not remove the related disclosure, the pending amendment will be removed from ASC 2023-06 and it will not be effective. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on our consolidated financial statements.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily will require enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. We plan to adopt the provisions of ASU 2023-07 in the fourth quarter of fiscal 2024 and continue to evaluate the disclosure requirements related to the new standard.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2025 and continue to evaluate the disclosure requirements related to the new standard.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of June 30, 2024	As of December 31, 2023
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$370.9	$325.8
Allowance for doubtful receivables	(0.8)	(0.6)
Trade receivables, net	$370.1	$325.2

Inventories[1]
Finished products	$72.1	$89.3
Work-in-process	210.2	210.8
Raw materials	148.0	161.5
Operating supplies	16.6	15.6
Inventories	$446.9	$477.2

Property, Plant and Equipment, Net
Land and improvements	$37.2	$38.0
Buildings and leasehold improvements	241.6	238.4
Machinery and equipment	1,279.7	1,265.3
Construction in progress	240.1	173.7
Property, plant and equipment, gross	1,798.6	1,715.4
Accumulated depreciation and amortization	(715.5)	(663.7)
Land held for sale	1.5	0.4
Property, plant and equipment, net	$1,084.6	$1,052.1

Other Assets
Assets to be conveyed associated with Warrick acquisition	$56.8	$56.8
Restricted cash – Note 12	18.3	18.3
Long-term replacement parts	17.3	16.7
Other	26.6	25.9
Other assets	$119.0	$117.7

Other Accrued Liabilities
Uncleared cash disbursements	$20.0	$15.7
Accrued income taxes and other taxes payable	10.8	9.5
Accrued annual contribution to Salaried VEBA	—	1.1
Accrued interest	9.9	9.9
Short-term environmental accrual – Note 7	0.5	2.8
Current operating lease liabilities	7.2	8.0
Current finance lease liabilities	2.5	2.1
Other – Note 5	14.8	15.2
Other accrued liabilities	$65.7	$64.3

Long-Term Liabilities
Workers' compensation accrual	$29.7	$29.9
Long-term environmental accrual – Note 7	14.8	14.2
Other long-term liabilities	43.8	37.6
Long-term liabilities	$88.3	$81.7

1.
At June 30, 2024 and December 31, 2023, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $83.5 million and $56.0 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2024 and December 31, 2023 was $11.5 million and $11.1 million, respectively. Assets in the trust are held in various investment funds at certain registered investment companies and are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of June 30, 2024, we had a liability of $8.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2024 short-term incentive plans.

Postretirement Benefit Plans

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Defined contribution plans[1]	$4.2	$4.3	$10.0	$10.1
Deferred compensation plan[2]	—	0.4	0.7	0.6
Multiemployer pension plans[1]	1.5	1.4	3.0	2.8
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	2.8	3.3	4.3	6.4
Total	$8.5	$9.4	$18.0	$19.9

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
3.
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within our Statements of Consolidated Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other (expense) income, net, on our Statements of Consolidated Income.

Warrick Pension Amendment. During the quarter ended June 30, 2024, we amended the Kaiser Aluminum Warrick pension plan (“Warrick Pension Plan”) to clarify certain plan provisions going back to the date of our acquisition of Warrick, which resulted in an interim remeasurement of the Warrick Pension Plan as of June 30, 2024. The remeasurement decreased the Warrick Pension Plan’s net funded status by $0.8 million, driven by: (i) a $2.2 million increase in pre-tax prior service cost, which we recorded to AOCI and is expected to be amortized on a straight-line basis over approximately 10 years, and (ii) an actuarial gain of $1.4 million, reflecting an increase in the assumed discount rate. The discount rate assumption used to determine the Warrick Pension Plan benefit obligation was 5.51% at June 30, 2024 compared to 5.04% at December 31, 2023. There was no change to the expected long-term rate of return on plan assets assumption at June 30, 2024 compared to December 31, 2023.

The Warrick Pension Plan amendment had no effect on our expected contributions for 2024. During the six months ended June 30, 2024, we contributed $3.6 million to the pension plans. We expect to make further contributions of approximately $2.2 million to the pension plans during the remainder of 2024.

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

The following table presents the components of Net periodic postretirement benefit cost relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$1.1	$0.8	$0.2	$0.2	$—	$—
Interest cost	0.4	0.3	0.9	0.9	0.6	0.7
Expected return on plan assets	(0.4)	(0.2)	—	—	(0.6)	(0.5)
Amortization of prior service cost[1]	0.1	0.1	—	—	0.7	1.3
Amortization of net actuarial gain	—	—	(0.2)	(0.3)	—	—
Total net periodic postretirement benefit cost	$1.2	$1.0	$0.9	$0.8	$0.7	$1.5

	Pension Plans		OPEB		Salaried VEBA
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$2.0	$1.8	$0.5	$0.5	$—	$—
Interest cost	0.8	0.6	1.7	1.7	1.1	1.4
Expected return on plan assets	(0.7)	(0.5)	—	—	(1.1)	(1.1)
Amortization of prior service cost[1]	0.3	0.1	—	—	0.2	2.5
Amortization of net actuarial gain	—	—	(0.5)	(0.6)	—	—
Total net periodic postretirement benefit cost	$2.4	$2.0	$1.7	$1.6	$0.2	$2.8

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

4. Restructuring

2024 Restructuring Plan. During the quarter, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). As a result, we recorded a charge of $6.8 million during the quarter consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.2 million charge for severance, related benefits, and other costs, to be substantially paid by December 31, 2024. As of June 30, 2024, the total estimated costs related to the 2024 Restructuring Plan are expected to range from $7.0 million to $10.0 million. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, March 31, 2024	$—
Restructuring costs	6.8
Costs paid or otherwise settled[1]	(0.6)
BALANCE, June 30, 2024	$6.2

1.
Cash paid during the quarter ended June 30, 2024 was $0.6 million.

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). We incurred total restructuring costs of $7.4 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income. We completed the 2022 Restructuring Plan as of June 30, 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table summarizes activity relating to the 2022 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2023	$1.2
Restructuring costs	0.1
Costs paid or otherwise settled[1]	(1.2)
BALANCE, March 31, 2024	0.1
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, June 30, 2024	$—

1.
Cash paid during the quarters ended March 31, 2024 and June 30, 2024 was $1.1 million and $0.1 million, respectively.

5. Derivatives, Hedging Programs and Other Financial Instruments

Overview. In conducting our business, we enter into derivative transactions, including forward contracts and options, to limit our exposure to: (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal, including primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and certain alloys used as raw material for our fabrication operations; (ii) energy price risk related to fluctuating prices of natural gas and electricity used in our production processes; and (iii) foreign currency exchange rate risk related to certain equipment and service agreements with vendors for which payments are due in foreign currency. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $2.3 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both June 30, 2024 and December 31, 2023.

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

Foreign Currency Hedges. We are exposed to foreign currency exchange rate risk related to certain equipment and service agreements with vendors for which payments are due in foreign currency. We, from time to time, in the ordinary course of business, use foreign currency forward contracts in order to mitigate the exposure to currency exchange rate fluctuations related to these purchases.

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other (expense) income, net, respectively.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2024:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	July 2024 through December 2025	62.4
Fixed price purchase contracts for MWTP	July 2024 through December 2025	48.9
Fixed price sale contracts for MWTP	July 2024 through September 2024	15.5

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2024 through December 2026	10.0

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	July 2024 through December 2026	3,240,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	July 2024 through December 2024	110,425

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	August 2024 through January 2026	10,856,964

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	July 2024	72,266

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$690.5	$718.4	$1,333.4	$1,449.5

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(2.7)	$5.2	$(0.7)	$5.7
Alloying Metals	(0.5)	—	(0.5)	—
Natural gas	0.4	0.3	0.7	—
Electricity	0.8	—	0.6	—
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(2.0)	$5.5	$0.1	$5.7

Loss recognized in our Statements of Consolidated Income related to non-designated derivatives:
Alloying Metals – Unrealized mark-to-market loss	$—	$0.2	$—	$0.1
Electricity – Unrealized mark-to-market loss	2.0	—	2.0	—
Electricity (reclassification from AOCI due to forecasted transactions probable of not occurring)	0.2	—	0.2	—
Total loss recognized in our Statements of Consolidated Income related to non-designated derivatives	$2.2	$0.2	$2.2	$0.1

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Fair Values of Derivative Contracts

The fair values of our derivative contracts are based upon trades in liquid markets. Valuation model inputs can be verified, and valuation techniques do not involve significant judgment. The fair values of such derivatives are classified within Level 2 of the fair value hierarchy.

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative assets and liabilities (in millions of dollars):

	As of June 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Aluminum –
Fixed price purchase contracts for LME	$3.4	$(0.7)	$2.7	$3.4	$(0.6)	$2.8
Fixed price sale contracts for LME	—	—	—	—	(0.2)	(0.2)
Fixed price purchase contracts for MWTP	0.3	(0.3)	—	0.4	(0.3)	0.1
Fixed price sale contracts for MWTP	—	—	—	0.1	(0.2)	(0.1)
Alloying Metals – Fixed price purchase contracts	2.6	—	2.6	0.7	(0.1)	0.6
Natural gas – Fixed price purchase contracts	0.5	(0.7)	(0.2)	0.3	(0.9)	(0.6)
Electricity – Fixed price purchase contracts	—	—	—	0.5	(0.6)	(0.1)
Foreign currency – Fixed price forward contracts	—	(0.1)	(0.1)	0.5	—	0.5
Total cash flow hedges	6.8	(1.8)	5.0	5.9	(2.9)	3.0

Non-Designated Derivatives:
Electricity – Fixed price purchase contracts	0.1	(2.3)	(2.2)	—	—	—
Total non-designated derivatives	0.1	(2.3)	(2.2)	—	—	—

Total	$6.9	$(4.1)	$2.8	$5.9	$(2.9)	$3.0

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of June 30, 2024	As of December 31, 2023
Derivative assets:
Prepaid expenses and other current assets	$5.4	$4.8
Other assets	1.5	1.1
Total derivative assets	$6.9	$5.9
Derivative liabilities:
Other accrued liabilities	$(3.7)	$(2.4)
Long-term liabilities	(0.4)	(0.5)
Total derivative liabilities	$(4.1)	$(2.9)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At June 30, 2024 and December 31, 2023, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of our Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625%

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of June 30, 2024	As of December 31, 2023
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(9.3)	(10.2)
Total carrying amount				$1,040.7	$1,039.8

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of June 30, 2024	As of December 31, 2023
4.625% Senior Notes	$467.8	$462.4
4.50% Senior Notes	$487.0	$474.1

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

In April 2022, we entered into Amendment No. 3 to our Revolving Credit Facility. As amended, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no borrowings under the Revolving Credit Facility during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2024 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(27.0)
Remaining borrowing availability	$548.0

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4	$24.8	$24.8
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.6	1.0	1.2	1.8
Interest expense on finance lease liabilities	0.2	0.2	0.4	0.3
Interest expense capitalized as construction in progress	(2.1)	(1.5)	(3.8)	(2.9)
Total interest expense	$11.1	$12.1	$22.6	$24.0

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at Trentwood. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under Trentwood. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with Ecology in 2020 to evaluate and implement new technologies for PCB removal from groundwater on a pilot basis. The primary technology we are evaluating is Ultraviolet Light Advanced Oxidation Process (the “UV Process”). As the long-term success of the UV Process cannot be reasonably determined at this time, it is possible we may need to make upward adjustments to our related accruals and cost estimates as the long-term results become available.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of Newark related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. We have submitted the Alternate Arrays Document (“AAD”) to the OEPA for review during the quarter ended December 31, 2023. Once the AAD is reviewed and accepted by the OEPA, we plan to submit our feasibility study to the OEPA, which we expect to occur in early 2025.

At June 30, 2024, our environmental accrual of $15.3 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to Trentwood; (ii) currently available facts with respect to Newark; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Defined Benefit Plans:
Beginning balance	$10.5	$3.5	$11.0	$2.8
Actuarial gain (loss) arising during the period	1.4	(0.6)	1.4	(0.6)
Less: income tax (expense) benefit	(0.3)	0.1	(0.3)	0.1
Net actuarial gain (loss) arising during the period	1.1	(0.5)	1.1	(0.5)
Prior service cost arising during the period	(2.2)	(6.6)	(2.2)	(6.6)
Less: income tax benefit	0.5	1.6	0.5	1.6
Net prior service cost arising during the period	(1.7)	(5.0)	(1.7)	(5.0)
Amortization of net actuarial gain[1]	(0.2)	(0.3)	(0.5)	(0.6)
Amortization of prior service cost[1]	0.8	1.4	0.5	2.6
Less: income tax expense[2]	(0.1)	(0.2)	—	(0.4)
Net amortization reclassified from AOCI to Net income	0.5	0.9	—	1.6
Other comprehensive loss, net of tax	(0.1)	(4.6)	(0.6)	(3.9)
Ending balance	$10.4	$(1.1)	$10.4	$(1.1)

Cash Flow Hedges:
Beginning balance	$0.5	$(1.4)	$2.1	$0.4
Unrealized gain (loss) on cash flow hedges	6.1	(9.0)	1.9	(11.6)
Less: income tax (expense) benefit	(1.4)	2.1	(0.4)	2.7
Net unrealized gain (loss) on cash flow hedges	4.7	(6.9)	1.5	(8.9)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(2.0)	5.5	0.1	5.7
Reclassification due to forecasted transactions probable of not occurring	0.2	—	0.2	—
Less: income tax benefit (expense)[2]	0.4	(1.3)	(0.1)	(1.3)
Net (gain) loss reclassified from AOCI to Net income	(1.4)	4.2	0.2	4.4
Other comprehensive income (loss), net of tax	3.3	(2.7)	1.7	(4.5)
Ending balance[3]	$3.8	$(4.1)	$3.8	$(4.1)

Total AOCI ending balance	$14.2	$(5.2)	$14.2	$(5.2)

1.
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of June 30, 2024, we estimate a net mark-to-market gain before tax of $3.9 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1.2	$0.2	$2.1	$0.6
Net periodic postretirement benefit cost	(1.5)	(1.9)	(1.8)	(3.9)
Unrealized gain on equity securities	0.1	0.2	0.3	0.3
(Loss) gain on disposition of property, plant and equipment	(0.3)	(0.8)	(0.5)	14.2
Gain on business interruption insurance recoveries[1]	—	—	10.5	—
All other, net	—	(0.2)	(0.2)	(0.1)
Other (expense) income, net	$(0.5)	$(2.5)	$10.4	$11.1

1.
Represents advances against business interruption insurance claims received by the Company as of June 30, 2024. We recognize such advances in the period in which the insurance proceeds are received or become realizable.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and six months ended June 30, 2024, we sold trade accounts receivable totaling $265.3 million and $532.4 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.5 million and $12.8 million, respectively. During the quarter and six months ended June 30, 2023, we sold trade accounts receivable totaling $323.4 million and $626.6 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $8.0 million and $15.2 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of June 30, 2024, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$(0.2)	$(2.5)	$(7.2)	$(7.0)
Foreign	(0.6)	(0.5)	(1.1)	(0.9)
Total	$(0.8)	$(3.0)	$(8.3)	$(7.9)

The income tax provision for the quarters ended June 30, 2024 and June 30, 2023 was $0.8 million and $3.0 million, respectively, reflecting an effective tax rate of 21% and 14%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2024 was primarily due to: (i) a decrease of 9% related to Federal research and development credits; (ii) a decrease of 4% related to state tax adjustments for certain state net operating losses; and (iii) a decrease of 3% for excess tax benefits from stock-based compensation, partially offset by: (i) an increase of 8% related to non-deductible compensation expense; (ii) an increase of 3% related to foreign withholding tax; (iii) an increase of 1% related to foreign taxes; and (iv) an increase of 1% related to other permanent items. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended June 30, 2023 was primarily due to a decrease of 13% related to Federal research and development and state tax credits, partially offset by: (i) an increase of 1% related to non-deductible compensation expense; (ii) an increase of 1% related to foreign withholding tax; and (iii) an increase of 1% for the recognition of excess book benefits from stock-based compensation.

The income tax provision for the six months ended June 30, 2024 and 2023 was $8.3 million and $7.9 million, respectively, reflecting an effective tax rate of 23% and 19%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the six months ended June 30, 2024. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2023 was primarily due to a decrease of 9% related to Federal research and development and state tax credits, partially offset by: (i) an increase of 1% related to non-deductible compensation expense and (ii) an increase of 1% related to foreign withholding tax.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $7.2 million and $6.5 million at June 30, 2024 and December 31, 2023, respectively, of which, $7.2 million and $6.5 million would be recorded through our income tax provision and thus, impact the effective tax rate at June 30, 2024 and December 31, 2023, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

11. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarter and six months ended June 30, 2024 and the treasury method for the quarter and six months ended June 30, 2023, which was more dilutive than the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common shareholders[1]	$3.1	$18.3	$27.7	$34.2
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,072	15,974	16,050	15,957
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	326	109	271	133
Diluted	16,398	16,083	16,321	16,090

Net income per common share, Basic:	$0.19	$1.14	$1.72	$2.14
Net income per common share, Diluted:	$0.19	$1.14	$1.69	$2.12
1.
Represents Net income less distributed and undistributed earnings allocated to non-vested RSAs that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarter and six months ended June 30, 2024, approximately 170 and 370 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter and six months ended June 30, 2023, approximately 42,000 and 16,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

12. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
	(In millions of dollars)
Interest paid	$21.0	$22.4
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$32.5	$15.9

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$0.5	$2.6
Cash paid for amounts included in the measurement of operating lease liabilities	$4.0	$4.7
Finance lease liabilities arising from obtaining finance lease assets	$2.0	$9.1

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As of June 30,
	2024	2023
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70.4	$19.8
Restricted cash included in Other assets[1]	18.3	18.6
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$88.7	$38.4

1.
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Business, Product, and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils, and extruded and drawn products, primarily used in our Aero/HS Products, Packaging, GE Products, Automotive Extrusions, and Other products end markets. We operate production facilities in the United States and Canada. Our chief operating decision maker reviews and evaluates our business as a single operating segment.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Aero/HS Products	$226.1	$225.1	$446.6	$439.1
Packaging	312.4	354.7	610.5	708.9
GE Products	162.6	159.4	315.6	321.5
Automotive Extrusions	69.7	68.4	133.2	139.2
Other products	2.6	6.5	5.0	13.0
Total net sales	$773.4	$814.1	$1,510.9	$1,621.7

Timing of revenue recognition:
Products transferred at a point in time	$591.8	$622.6	$1,161.2	$1,247.4
Products transferred over time	181.6	191.5	349.7	374.3
Total net sales	$773.4	$814.1	$1,510.9	$1,621.7

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income taxes paid:
Domestic	$0.2	$0.2	$0.2	$0.3
Foreign	0.6	—	2.2	0.2
Total income taxes paid	$0.8	$0.2	$2.4	$0.5

14. Subsequent Events

Dividend Declaration. On July 15, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.7 million (including dividend equivalents) on or about August 15, 2024 to stockholders of record and the holders of certain restricted stock units at the close of business on July 25, 2024.

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

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at Trentwood, are Aero/HS Products (which we sell globally) and GE Products (which we predominantly sell within North America). The primary end market application of bare and coated aluminum coil, which are produced at Warrick, is Packaging for can stock applications (which we sell in North America). Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 10 active extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. Our consolidated Net sales for the six months ended June 30, 2024 totaled $1,510.9 million on 587.8 million pounds shipped from our facilities. We employed approximately 4,000 people at June 30, 2024.

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

Highlights for the quarter ended June 30, 2024:

•
Net sales $773.4 million; Conversion Revenue $368.9 million;
•
Net income $3.1 million; Net income per diluted share $0.19;
•
Strong operational performance during the quarter, despite an unplanned outage at our Warrick facility; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.7 million paid during the quarter ended June 30, 2024.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $773.4 million and $814.1 million for the quarters ended June 30, 2024 and June 30, 2023, respectively, reflecting a 17.3 million pound (6%) decrease in shipment volume and a $0.02/lb (1%) increase in average realized sales price per pound. The shipment volume decrease reflected: (i) a 17.4 million pound (11%) decrease in Packaging; (ii) a 1.7 million pound (3%) decrease in Aero/HS Products; and (iii) a 1.7 million pound (61%) decrease in Other products, partially offset by: (i) a 3.2 million pound (6%) increase in GE Products and (ii) a 0.3 million pound (1%) increase in Automotive Extrusions. The average realized sales price per pound reflected a $0.01/lb (1%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.03/lb (2%) increase in Conversion Revenue per pound reflecting higher pricing. For further details, see the table below in “Selected Operational and Financial Information.”

Net sales totaled $1,510.9 million and $1,621.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively, reflecting a 25.6 million pound (4%) decrease in shipment volume and a $0.07/lb (3%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 28.7 million pound (9%) decrease in Packaging; (ii) a 3.4 million pound (61%) decrease in Other products; and (iii) a 0.9 million pound (2%) decrease in Automotive Extrusions, partially offset by: (i) a 4.4 million pound (4%) increase in GE Products and (ii) a 3.0 million pound (2%) increase in Aero/HS Products. The average realized sales price per pound reflected a $0.10/lb (7%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.03/lb (2%) increase in Conversion Revenue per pound reflecting higher pricing. For further details, see the table below in “Selected Operational and Financial Information.”

COGS. COGS for the quarter ended June 30, 2024 totaled $690.5 million, or 89% of Net sales, compared to $718.4 million, or 88% of Net sales, for the quarter ended June 30, 2023. The decrease of $27.9 million reflected a $31.2 million decrease in Hedged Cost of Alloyed Metal, partially offset by a $3.3 million increase in net manufacturing conversion and other costs. Of the $31.2 million decrease in Hedged Cost of Alloyed Metal, $24.0 million was due to lower shipment volume and $7.2 million was due to lower hedged metal prices (see above in our “Net Sales” discussion for further details). The $3.3 million increase in net manufacturing conversion and other costs primarily reflected: (i) a $5.5 million decrease in costs associated with a reduction in pounds shipped during the quarter, more than offset by; (ii) a $4.5 million net increase in manufacturing costs attributable to an $11.7 million increase in non-cash LIFO inventory expense, partially offset by improved metal sourcing and operating efficiencies; (iii) a $2.6 million increase in energy costs; and (iv) a $1.7 million increase in major maintenance costs driven by timing of annual planned maintenance programs. For a further discussion of the comparative results of operations for the quarters ended June 30, 2024 and June 30, 2023, see below in “Selected Operational and Financial Information.”

COGS for the six months ended June 30, 2024 totaled $1,333.4 million or 88% of Net sales, compared to $1,449.5 million, or 89% of Net sales, for the six months ended June 30, 2023. The decrease of $116.1 million reflected a $98.9 million decrease in Hedged Cost of Alloyed Metal and a $17.2 million decrease in net manufacturing conversion and other costs. Of the $98.9 million decrease in Hedged Cost of Alloyed Metal, $62.3 million was due to lower hedged metal prices and $36.6 million was due to lower shipment volume (see above in our “Net Sales” discussion for further details). The $17.2 million decrease in net manufacturing conversion and other costs primarily reflected: (i) an $18.8 million decrease in costs associated with a reduction in pounds shipped, and (ii) a $5.7 million decrease in major maintenance costs driven by timing of annual planned maintenance programs, partially offset by: (i) a $5.6 million net increase in manufacturing costs, primarily attributable to an $8.5 million increase in non-cash LIFO inventory expense, partially offset by improved metal sourcing and manufacturing efficiencies and (ii) a $1.7 million increase in energy costs. For a further discussion of the comparative results of operations for the six months ended June 30, 2024 and June 30, 2023, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $31.6 million and $32.2 million for the quarters ended June 30, 2024 and June 30, 2023, respectively, and $64.2 million and $61.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease during the quarter ended June 30, 2024 was primarily due to: (i) a $0.5 million decrease in legal fees; (ii) a $0.3 million decrease in salaries, benefits, and incentive compensation; and (iii) a $0.3 million decrease in other SG&A and R&D expenses, partially offset by a $0.5 million increase in consulting and outsourced services.

The increase for the six months ended June 30, 2024 compared with June 30, 2023 was primarily due to: (i) a $2.6 million increase in salaries, benefits, and incentive compensation and (ii) a $0.6 million increase in consulting and outsourced services, partially offset by: (i) a $0.5 million decrease in legal fees and (ii) a $0.3 million decrease in other SG&A and R&D expenses.

Restructuring Costs. Restructuring costs of $6.8 million and $1.2 million for the quarters ended June 30, 2024 and June 30, 2023, respectively, and $6.9 million and $2.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively, related to our restructuring plans initiated in 2022 and 2024. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges, Net. Other operating charges of $0.4 million for the six months ended June 30, 2024 represents an impairment charge on land classified as held for sale during the quarter ended March 31, 2024.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and six months ended June 30, 2024 and June 30, 2023 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$3.1	$18.3	$27.7	$34.2
Interest expense	11.1	12.1	22.6	24.0
Other income, net	0.5	2.5	(10.4)	(11.1)
Income tax provision	0.8	3.0	8.3	7.9
Depreciation and amortization	29.0	26.4	57.8	52.7
Non-run-rate items:
Restructuring costs	6.8	1.2	6.9	2.6
Mark-to-market loss on derivative instruments[1]	2.2	0.2	2.2	0.1
Non-cash asset impairment charge	—	—	0.4	—
Environmental expenses[2]	—	—	0.4	—
Total non-run-rate items	9.0	1.4	9.9	2.7
Adjusted EBITDA	$53.5	$63.7	$115.9	$110.4

1.
Mark-to-market loss on derivative instruments represents the loss on non-designated commodity hedges. Adjusted EBITDA reflects the realized impact related to these derivatives upon settlement.
2.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.

Adjusted EBITDA for the quarter ended June 30, 2024 was $10.2 million lower than Adjusted EBITDA for the quarter ended June 30, 2023. Adjusted EBITDA for the quarter ended June 30, 2024 was impacted by: (i) a decrease in shipment volume; (ii) an increase in costs, primarily attributable to non-cash LIFO inventory expenses partially offset by improved metal sourcing and manufacturing efficiencies; (iii) an increase in energy cost; and (iv) an increase in major maintenance. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the six months ended June 30, 2024 was $5.5 million higher than Adjusted EBITDA for the six months ended June 30, 2023. Adjusted EBITDA for the six months ended June 30, 2024 was impacted by: (i) improved pricing and mix; (ii) a decrease in major maintenance driven by timing of annual planned maintenance programs, partially offset by: (i) a decrease in shipment volume and (ii) an increase in costs, primarily attributable to non-cash LIFO inventory expenses partially offset by improved metal sourcing and manufacturing efficiencies. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Aero/HS Products:
Shipments (mmlbs)	62.2		63.9		125.1		122.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$226.1	$3.64	$225.1	$3.52	$446.6	$3.57	$439.1	$3.60
Less: Hedged Cost of Alloyed Metal	(92.7)	(1.50)	(94.6)	(1.48)	(176.7)	(1.41)	(186.2)	(1.53)
Conversion Revenue	$133.4	$2.14	$130.5	$2.04	$269.9	$2.16	$252.9	$2.07

Packaging:
Shipments (mmlbs)	145.9		163.3		288.3		317.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$312.4	$2.14	$354.7	$2.17	$610.5	$2.12	$708.9	$2.24
Less: Hedged Cost of Alloyed Metal	(193.5)	(1.33)	(221.0)	(1.35)	(373.6)	(1.30)	(442.0)	(1.40)
Conversion Revenue	$118.9	$0.81	$133.7	$0.82	$236.9	$0.82	$266.9	$0.84

GE Products:
Shipments (mmlbs)	59.5		56.3		117.6		113.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$162.6	$2.73	$159.4	$2.83	$315.6	$2.68	$321.5	$2.84
Less: Hedged Cost of Alloyed Metal	(80.0)	(1.34)	(78.2)	(1.39)	(152.8)	(1.30)	(160.4)	(1.42)
Conversion Revenue	$82.6	$1.39	$81.2	$1.44	$162.8	$1.38	$161.1	$1.42

Automotive Extrusions:
Shipments (mmlbs)	28.1		27.8		54.6		55.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$69.7	$2.47	$68.4	$2.46	$133.2	$2.44	$139.2	$2.51
Less: Hedged Cost of Alloyed Metal	(36.7)	(1.30)	(38.0)	(1.37)	(69.1)	(1.27)	(77.6)	(1.40)
Conversion Revenue	$33.0	$1.17	$30.4	$1.09	$64.1	$1.17	$61.6	$1.11

Other Products:
Shipments (mmlbs)	1.1		2.8		2.2		5.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$2.6	$2.36	$6.5	$2.32	$5.0	$2.27	$13.0	$2.32
Less: Hedged Cost of Alloyed Metal	(1.6)	(1.45)	(3.8)	(1.36)	(2.9)	(1.32)	(7.7)	(1.37)
Conversion Revenue	$1.0	$0.91	$2.7	$0.96	$2.1	$0.95	$5.3	$0.95

Total:
Shipments (mmlbs)	296.8		314.1		587.8		613.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$773.4	$2.61	$814.1	$2.59	$1,510.9	$2.57	$1,621.7	$2.64
Less: Hedged Cost of Alloyed Metal[1]	(404.5)	(1.37)	(435.6)	(1.38)	(775.1)	(1.32)	(873.9)	(1.42)
Conversion Revenue	$368.9	$1.24	$378.5	$1.21	$735.8	$1.25	$747.8	$1.22

1.
Hedged Cost of Alloyed Metal for the quarters ended June 30, 2024 and June 30, 2023 included $408.0 million and $428.8 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains upon settlement of $3.5 million and realized losses upon settlement of $6.8 million in the quarters ended June 30, 2024 and June 30, 2023, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. Hedged Cost of Alloyed Metal for the six months ended June 30, 2024 and June 30, 2023 included $775.1 million and $865.6 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $8.3 million in the six months ended June 30, 2023, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. There were no gains or losses upon settlement for the six months ended June 30, 2024. See Note 5 of Notes to Consolidated Financial Statements included in this Report for the total realized loss on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We expect demand across our end markets in 2024 to remain relatively consistent with 2023 with the potential for modest upside. In the Aero/HS Products end market, we remain cautious on our near-term outlook for commercial aerospace, primarily related to expected 2024 build rates for domestic, large commercial jets, resulting in lower shipments and conversion revenue year-over-year. Our diversification strategy in this end market positions us as a key supplier in other Aero/HS Product applications, all of which remains strong. In the Packaging end market, shipments are expected to improve for the rest of the year, along with improved pricing and product mix. In the GE Products and Automotive Extrusions end markets, seasonality and summer shutdowns, respectively, are expected to result in a slight headwind on shipments for the rest of the year.

Accordingly, for the full year 2024, we expect conversion revenue to be flat to up 1% and Adjusted EBITDA margins to improve 50 to 100 basis points over 2023. Our focus remains on stabilizing overall operations, improving manufacturing efficiencies, lowering operational costs, and positioning for long-term growth.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of June 30, 2024	As of December 31, 2023
Available cash and cash equivalents	$70.4	$82.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	548.0	516.7
Total liquidity	$618.4	$599.1

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of June 30, 2024 and December 31, 2023.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2024.

We had no outstanding borrowings as of June 30, 2024 and December 31, 2023 under our Revolving Credit Facility. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Six Months Ended June 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$89.6	$47.8
Investing activities	$(73.6)	$(67.7)
Financing activities	$(28.0)	$(13.0)

Cash provided by operating activities for the six months ended June 30, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $46.2 million primarily due to higher metal costs; (ii) a decrease in inventory of $22.6 million, excluding non-cash LIFO impact, due to continued focus on inventory management; (iii) an increase in accounts payable of $16.1 million primarily due to the timing of payments; and (iv) an increase in prepaid expenses and other current assets of $10.9 million.

Cash provided by operating activities for the six months ended June 30, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) a decrease in accounts payable of $56.0 million primarily due to a decrease in metal purchases and timing of payments; (ii) a decrease in inventory of $31.5 million, excluding non-cash LIFO impact, due to increased focus on inventory management; and (iii) an increase in trade and other receivables of $17.8 million primarily due to increased pricing and an increase in metal costs.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and June 30, 2023.

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

At July 22, 2024, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2024 constituted approximately 35% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at Trentwood, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at Trentwood. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. We continue spending on our previously announced capital project to add a fourth roll coat line at Warrick to increase our capacity for higher margin coated packaging product.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2024 of approximately $170.0 million to $190.0 million, the majority of which will be focused on growth initiatives, primarily reflecting investment in the new roll coat line at Warrick, which we anticipate will be approximately $100 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2024 and June 30, 2023, and declared subsequent to June 30, 2024.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At June 30, 2024, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended June 30, 2024 and June 30, 2023 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 5 and Note 8 of Notes to Interim Consolidated Financial Statements included in this Report. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity, and foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

During the six months ended June 30, 2024 and June 30, 2023, settlements of derivative contracts were for 79.1 million pounds and 106.7 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At June 30, 2024, we had derivative contracts with respect to approximately 45.9 million and 16.5 million pounds to hedge sales to be made in the remainder of 2024 and 2025, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of June 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.2 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of June 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $1.7 million and $1.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of June 30, 2024, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of June 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $1.0 million and $0.8 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.2 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of June 30, 2024, we have hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through January 2026. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $1.2 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2024:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2024 - April 30, 2024	5,305	$89.98	—	$—	$93.1
May 1, 2024 - May 31, 2024	—	—	—	—	93.1
June 1, 2024 - June 30, 2024	1,758	94.93	—	—	93.1
Total	7,063	$91.21	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At June 30, 2024, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (Amended and Restated Effective June 11, 2024)		8-K	001-09447	10.1	June 11, 2024

10.2	Description of Compensation of Directors	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: July 25, 2024