Form 10-Q
period 2024-09-30
KAISER ALUMINUM CORP
filed 2024-10-24
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, there were 16,088,005 shares of common stock of the registrant outstanding.

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

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2024	As of December 31, 2023
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45.7	$82.4
Receivables:
Trade receivables, net	370.2	325.2
Other	0.9	12.4
Contract assets	62.0	58.5
Inventories	473.9	477.2
Prepaid expenses and other current assets	42.2	34.5
Total current assets	994.9	990.2
Property, plant and equipment, net	1,100.4	1,052.1
Operating lease assets	27.6	32.6
Deferred tax assets, net	6.3	6.0
Intangible assets, net	46.6	50.0
Goodwill	18.8	18.8
Other assets	116.8	117.7
Total assets	$2,311.4	$2,267.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275.4	$252.7
Accrued salaries, wages and related expenses	51.9	53.0
Other accrued liabilities	54.9	64.3
Total current liabilities	382.2	370.0
Long-term portion of operating lease liabilities	25.2	29.2
Pension and other postretirement benefits	77.6	76.8
Net liabilities of Salaried VEBA	3.7	3.8
Deferred tax liabilities	23.7	13.9
Long-term liabilities	90.8	81.7
Long-term debt, net	1,041.2	1,039.8
Total liabilities	1,644.4	1,615.2
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2024 and December 31, 2023; no shares were issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2024 and December 31, 2023; 22,923,041 shares issued and 16,087,755 shares outstanding at September 30, 2024; 22,851,077 shares issued and 16,015,791 shares outstanding at December 31, 2023	0.2	0.2
Additional paid in capital	1,114.6	1,104.7
Retained earnings	11.8	10.1
Treasury stock, at cost, 6,835,286 shares at both September 30, 2024 and December 31, 2023	(475.9)	(475.9)
Accumulated other comprehensive income	16.3	13.1
Total stockholders’ equity	667.0	652.2
Total liabilities and stockholders' equity	$2,311.4	$2,267.4

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions of dollars, except share and per share amounts)
Net sales	$747.7	$743.6	$2,258.6	$2,365.3
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	671.8	665.2	2,005.2	2,114.7
Depreciation and amortization	29.0	27.2	86.8	79.9
Selling, general, administrative, research and development	28.8	30.5	93.0	92.4
Restructuring costs	0.7	1.6	7.6	4.2
Other operating charges, net	—	—	0.4	—
Total costs and expenses	730.3	724.5	2,193.0	2,291.2
Operating income	17.4	19.1	65.6	74.1
Other (expense) income:
Interest expense	(10.7)	(11.4)	(33.3)	(35.4)
Other income (expense), net – Note 9	8.7	(2.2)	19.1	8.9
Income before income taxes	15.4	5.5	51.4	47.6
Income tax provision	(3.4)	(0.1)	(11.7)	(8.0)
Net income	$12.0	$5.4	$39.7	$39.6

Net income per common share:
Basic	$0.75	$0.34	$2.47	$2.48
Diluted	$0.74	$0.34	$2.44	$2.46
Weighted-average number of common shares outstanding (in thousands):
Basic	16,087	15,995	16,062	15,970
Diluted	16,335	16,154	16,291	16,110

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions of dollars)		(In millions of dollars)
Net income	$12.0	$5.4	$39.7	$39.6
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.5	0.8	(0.1)	(3.1)
Cash flow hedges	1.6	5.2	3.3	0.7
Other comprehensive income (loss), net of tax	2.1	6.0	3.2	(2.4)
Comprehensive income	$14.1	$11.4	$42.9	$37.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2024

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Net income	—	—	—	24.6	—	—	24.6
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024	16,056,032	$0.2	$1,107.5	$22.1	$(475.9)	$11.0	$664.9
Net income	—	—	—	3.1	—	—	3.1
Other comprehensive income, net of tax	—	—	—	—	—	3.2	3.2
Common shares issued (including impacts from Long-Term Incentive programs)	38,143	—	0.5	—	—	—	0.5
Cancellation of shares to cover tax withholdings upon common shares issued	(7,063)	—	(0.6)	—	—	—	(0.6)
Cash dividends declared[2]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2024	16,087,112	$0.2	$1,111.0	$12.5	$(475.9)	$14.2	$662.0
Net income	—	—	—	12.0	—	—	12.0
Other comprehensive income, net of tax	—	—	—	—	—	2.1	2.1
Common shares issued (including impacts from Long-Term Incentive programs)	1,000	—	0.1	—	—	—	0.1
Cancellation of shares to cover tax withholdings upon common shares issued	(357)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.5	—	—	—	3.5
BALANCE, September 30, 2024	16,087,755	$0.2	$1,114.6	$11.8	$(475.9)	$16.3	$667.0

1.
At September 30, 2024, 597,415 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Dividends declared per common share were $0.77 for each of the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2023

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

1.
Dividends declared per common share were $0.77 for each of the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$39.7	$39.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	83.4	75.7
Amortization of definite-lived intangible assets	3.4	4.2
Amortization of debt premium and debt issuance costs	1.8	1.6
Amortization of cloud computing implementation costs	0.9	0.9
Deferred income taxes	8.5	6.3
LIFO valuation inventory expense (benefit)	8.8	(1.5)
Non-cash equity compensation	11.7	11.8
Non-cash asset impairment charge[2]	3.6	—
Non-cash unrealized loss (gain) on derivative positions	2.2	(0.2)
Gain on disposition of property, plant and equipment	(3.7)	(14.0)
Bad debt expense	0.3	—
Non-cash postretirement defined benefit plan cost	6.8	9.7
Changes in operating assets and liabilities:
Trade and other receivables	(33.7)	11.7
Contract assets	(3.5)	6.0
Inventories (excluding LIFO adjustments)	(8.7)	38.3
Prepaid expenses and other current assets	(5.6)	(6.7)
Accounts payable	17.5	(53.9)
Accrued liabilities	(11.6)	10.6
Annual variable cash contributions to Salaried VEBA	(1.1)	—
Long-term assets and liabilities, net	3.0	(2.5)
Net cash provided by operating activities	123.7	137.6
Cash flows from investing activities[1]:
Capital expenditures	(124.8)	(120.0)
Purchase of equity securities	(0.1)	(0.3)
Proceeds from sale of equity securities	0.3	0.1
Proceeds from disposition of property, plant and equipment	6.0	15.2
Net cash used in investing activities	(118.6)	(105.0)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	—	215.1
Repayment of borrowings under the Revolving Credit Facility	—	(215.1)
Repayment of finance lease	(2.0)	(1.7)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(1.8)
Cash dividends and dividend equivalents paid	(38.0)	(37.7)
Net cash used in financing activities	(41.8)	(41.2)
Net decrease in cash, cash equivalents and restricted cash during the period	(36.7)	(8.6)
Cash, cash equivalents and restricted cash at beginning of period	100.7	71.3
Cash, cash equivalents and restricted cash at end of period	$64.0	$62.7

1.
See Note 12 for supplemental cash flow information.
2.
Non-cash asset impairment charge for the nine months ended September 30, 2024 is comprised of: (i) a $3.2 million inventory write-down related to certain alloying metals and (ii) a $0.4 million impairment charge on land held for sale.

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

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2025 and continue to evaluate the disclosure requirements related to the new standard.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of September 30, 2024	As of December 31, 2023
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$371.0	$325.8
Allowance for doubtful receivables	(0.8)	(0.6)
Trade receivables, net	$370.2	$325.2

Inventories[1]
Finished products	$89.3	$89.3
Work-in-process	191.7	210.8
Raw materials	175.2	161.5
Operating supplies	17.7	15.6
Inventories	$473.9	$477.2

Property, Plant and Equipment, Net
Land and improvements	$37.2	$38.0
Buildings and leasehold improvements	251.1	238.4
Machinery and equipment	1,293.2	1,265.3
Construction in progress	259.8	173.7
Property, plant and equipment, gross	1,841.3	1,715.4
Accumulated depreciation and amortization	(741.2)	(663.7)
Land held for sale	0.3	0.4
Property, plant and equipment, net	$1,100.4	$1,052.1

Other Assets
Assets to be conveyed associated with Warrick acquisition	$56.8	$56.8
Restricted cash – Note 12	18.3	18.3
Long-term replacement parts	18.0	16.7
Other	23.7	25.9
Other assets	$116.8	$117.7

Other Accrued Liabilities
Uncleared cash disbursements	$9.6	$15.7
Accrued income taxes and other taxes payable	10.7	9.5
Accrued annual contribution to Salaried VEBA	—	1.1
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 7	0.9	2.8
Current operating lease liabilities	6.7	8.0
Current finance lease liabilities	2.4	2.1
Other – Note 5	14.3	15.2
Other accrued liabilities	$54.9	$64.3

Long-Term Liabilities
Workers' compensation accrual	$29.5	$29.9
Long-term environmental accrual – Note 7	17.2	14.2
Other long-term liabilities	44.1	37.6
Long-term liabilities	$90.8	$81.7

1.
At September 30, 2024 and December 31, 2023, the current cost of our inventory exceeded its stated last-in, first-out (“LIFO”) value by $81.6 million and $56.0 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The following table presents the fair value of these assets (in millions of dollars):

	As of September 30, 2024	As of December 31, 2023
Deferred compensation program - Diversified investment funds in registered investment companies	$11.8	$11.1

Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other income (expense), net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of September 30, 2024, we had a liability of $11.1 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2024 short-term incentive plans.

Postretirement Benefit Plans

The following table presents the total expense related to all postretirement benefit plans (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Defined contribution plans[1]	$4.4	$4.3	$14.4	$14.4
Deferred compensation plan[2]	0.5	—	1.2	0.6
Multiemployer pension plans[1]	1.6	1.4	4.6	4.2
Net periodic postretirement benefit cost relating to defined benefit plans[2,3]	2.5	3.3	6.8	9.7
Total	$9.0	$9.0	$27.0	$28.9

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) within our Statements of Consolidated Income. For the nine months ended September 30, 2024, the expense presented for our multiemployer pension plans excludes a $4.6 million charge to Restructuring costs (see Note 4).
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
3.
The current service cost component of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan is included within our Statements of Consolidated Income in COGS for all periods presented. All other components of Net periodic postretirement benefit cost relating to both the pension plans and the OPEB plan are included within Other income (expense), net, on our Statements of Consolidated Income.

Warrick Pension Amendment. During the quarter ended June 30, 2024, we amended the Kaiser Aluminum Warrick pension plan (“Warrick Pension Plan”) to clarify certain plan provisions going back to the date of our acquisition of Warrick, which resulted in an interim remeasurement of the Warrick Pension Plan as of June 30, 2024. The remeasurement decreased the Warrick Pension Plan’s net funded status by $0.8 million, driven by: (i) a $2.2 million increase in pre-tax prior service cost, which we recorded to AOCI and expect to amortize on a straight-line basis over approximately 10 years, and (ii) an actuarial gain of $1.4 million, reflecting an increase in the assumed discount rate. The discount rate assumption used to determine the Warrick Pension Plan benefit obligation was 5.51% at June 30, 2024 compared to 5.04% at December 31, 2023. There was no change to the expected long-term rate of return on plan assets assumption at June 30, 2024 compared to December 31, 2023.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Warrick Pension Plan amendment had no effect on our expected contributions for 2024. During the nine months ended September 30, 2024, we contributed $4.7 million to the pension plans. We expect to make further contributions of approximately $1.1 million to the pension plans during the remainder of 2024.

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

The following table presents the components of Net periodic postretirement benefit cost relating to the defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$0.7	$1.0	$0.3	$0.3	$—	$—
Interest cost	0.4	0.3	0.8	0.8	0.5	0.7
Expected return on plan assets	(0.3)	(0.3)	—	—	(0.6)	(0.6)
Amortization of prior service cost[1]	0.2	0.2	—	—	0.8	1.2
Amortization of net actuarial gain	—	—	(0.3)	(0.3)	—	—
Total net periodic postretirement benefit cost	$1.0	$1.2	$0.8	$0.8	$0.7	$1.3

	Pension Plans		OPEB		Salaried VEBA
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$2.7	$2.8	$0.8	$0.8	$—	$—
Interest cost	1.2	0.9	2.5	2.5	1.6	2.1
Expected return on plan assets	(1.0)	(0.8)	—	—	(1.7)	(1.7)
Amortization of prior service cost[1]	0.5	0.3	—	—	1.0	3.7
Amortization of net actuarial gain	—	—	(0.8)	(0.9)	—	—
Total net periodic postretirement benefit cost	$3.4	$3.2	$2.5	$2.4	$0.9	$4.1

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

4. Restructuring

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). Through September 30, 2024, we have recorded a charge of $7.5 million, consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs, to be substantially paid by December 31, 2024. As of September 30, 2024, the total estimated costs related to the 2024 Restructuring Plan are expected to range from $8.0 million to $10.0 million. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, March 31, 2024	$—
Restructuring costs	6.8
Costs paid or otherwise settled[1]	(0.6)
BALANCE, June 30, 2024	6.2
Restructuring costs	0.7
Costs paid or otherwise settled[1]	(2.1)
BALANCE, September 30, 2024	$4.8

1.
Cash paid during the quarters ended June 30, 2024 and September 30, 2024 was $0.6 million and $1.9 million, respectively.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $2.0 million and $1.0 million at September 30, 2024 and December 31, 2023, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both September 30, 2024 and December 31, 2023.

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

Energy Hedges. We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices that are not passed through pursuant to the terms of our customer contracts.

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

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2024:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	October 2024 through February 2026	61.2
Fixed price sale contracts for LME	October 2024	9.4
Fixed price purchase contracts for MWTP	October 2024 through February 2026	50.2
Fixed price sale contracts for MWTP	October 2024	9.3

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2024 through December 2026	9.7

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	October 2024 through December 2026	3,080,000

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	October 2024 through December 2024	55,225
Fixed price sale contracts	October 2024 through December 2024	28,717

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	October 2024 through July 2027	10,482,824

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	October 2024	72,266

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$671.8	$665.2	$2,005.2	$2,114.7

Loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$1.6	$4.4	$0.9	$10.1
Alloying Metals	(0.3)	—	(0.8)	—
Natural gas	0.3	0.1	1.0	0.1
Electricity	—	—	0.6	—
Foreign exchange contracts	(0.1)	—	(0.1)	—
Total loss recognized in our Statements of Consolidated Income related to cash flow hedges	$1.5	$4.5	$1.6	$10.2

Loss (gain) recognized in our Statements of Consolidated Income related to non-designated derivatives:
Alloying Metals – Realized loss	$—	$0.1	$—	$0.1
Alloying Metals – Unrealized mark-to-market gain	—	(0.3)	—	(0.2)
Electricity – Realized loss	2.0	—	2.0	—
Electricity – Unrealized mark-to-market loss	—	—	2.0	—
Electricity (reclassification from AOCI due to forecasted transactions probable of not occurring)	—	—	0.2	—
Total loss (gain) recognized in our Statements of Consolidated Income related to non-designated derivatives	$2.0	$(0.2)	$4.2	$(0.1)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative assets and liabilities (in millions of dollars):

	As of September 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$4.3	$(0.2)	$4.1	$3.4	$(0.6)	$2.8
Fixed price sale contracts for LME	—	—	—	—	(0.2)	(0.2)
Fixed price purchase contracts for MWTP	0.3	(0.1)	0.2	0.4	(0.3)	0.1
Fixed price sale contracts for MWTP	—	—	—	0.1	(0.2)	(0.1)
Alloying Metals – Fixed price purchase contracts	3.0	—	3.0	0.7	(0.1)	0.6
Natural gas – Fixed price purchase contracts	0.3	(0.7)	(0.4)	0.3	(0.9)	(0.6)
Electricity – Fixed price purchase contracts	—	—	—	0.5	(0.6)	(0.1)
Foreign currency – Fixed price forward contracts	0.2	—	0.2	0.5	—	0.5
Total cash flow hedges	8.1	(1.0)	7.1	5.9	(2.9)	3.0

Non-Designated Derivatives:
Electricity – Fixed price purchase contracts	—	(1.9)	(1.9)	—	—	—
Electricity – Fixed price sale contracts	—	(0.3)	(0.3)	—	—	—
Total non-designated derivatives	—	(2.2)	(2.2)	—	—	—

Total	$8.1	$(3.2)	$4.9	$5.9	$(2.9)	$3.0

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of September 30, 2024	As of December 31, 2023
Derivative assets:
Prepaid expenses and other current assets	$6.9	$4.8
Other assets	1.2	1.1
Total derivative assets	$8.1	$5.9
Derivative liabilities:
Other accrued liabilities	$(2.9)	$(2.4)
Long-term liabilities	(0.3)	(0.5)
Total derivative liabilities	$(3.2)	$(2.9)

Fair Value of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At September 30, 2024 and December 31, 2023, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of our Senior Notes were, respectively: (i) 4.625% and $500.0 million

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(“4.625% Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of September 30, 2024	As of December 31, 2023
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(8.8)	(10.2)
Total carrying amount				$1,041.2	$1,039.8

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of September 30, 2024	As of December 31, 2023
4.625% Senior Notes	$483.6	$462.4
4.50% Senior Notes	$503.2	$474.1

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended in April 2022, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25%, while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35%. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no borrowings under the Revolving Credit Facility during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2024 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(25.8)
Remaining borrowing availability	$549.2

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4	$37.2	$37.2
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.6	0.6	1.8	2.4
Interest expense on finance lease liabilities	0.2	0.2	0.6	0.5
Interest expense capitalized as construction in progress	(2.5)	(1.8)	(6.3)	(4.7)
Total interest expense	$10.7	$11.4	$33.3	$35.4

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at Trentwood. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under Trentwood. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with Ecology to evaluate and implement a new Ultraviolet Light Advanced Oxidation Process (“UV/AOP”) for PCB removal from groundwater on a pilot basis. We completed technology evaluations to remove PCBs in groundwater and the UV/AOP proved to be successful. Therefore, in 2024 a full-scale UV/AOP treatment system was constructed. We are currently completing documentation with Ecology as required by the Amended Agreed Order.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of Newark related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. During the quarter ended December 31, 2023, we submitted an Alternate Arrays Document (“AAD”) to the OEPA for review. During the quarter ended September 30, 2024, based on input from the OEPA and the proposed remediation options included in the AAD, we increased our accrual by $2.9 million. This increase reflects updated preliminary estimates for the most likely remediation activities, as laid out in the AAD. Once the AAD is reviewed and accepted by the OEPA, we plan to submit our feasibility study to the OEPA, which we expect to occur in early 2025.

At September 30, 2024, our environmental accrual of $18.1 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to Trentwood; (ii) currently available facts with respect to Newark; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.9 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Defined Benefit Plans:
Beginning balance	$10.4	$(1.1)	$11.0	$2.8
Actuarial gain (loss) arising during the period	—	—	1.4	(0.6)
Less: income tax (expense) benefit	—	—	(0.3)	0.1
Net actuarial gain (loss) arising during the period	—	—	1.1	(0.5)
Prior service cost arising during the period	—	—	(2.2)	(6.6)
Less: income tax benefit	—	—	0.5	1.6
Net prior service cost arising during the period	—	—	(1.7)	(5.0)
Amortization of net actuarial gain[1]	(0.3)	(0.3)	(0.8)	(0.9)
Amortization of prior service cost[1]	1.0	1.4	1.5	4.0
Less: income tax expense[2]	(0.2)	(0.3)	(0.2)	(0.7)
Net amortization reclassified from AOCI to Net income	0.5	0.8	0.5	2.4
Other comprehensive income (loss), net of tax	0.5	0.8	(0.1)	(3.1)
Ending balance	$10.9	$(0.3)	$10.9	$(0.3)

Cash Flow Hedges:
Beginning balance	$3.8	$(4.1)	$2.1	$0.4
Unrealized gain (loss) on cash flow hedges	0.6	2.4	2.5	(9.2)
Less: income tax (expense) benefit	(0.2)	(0.6)	(0.6)	2.1
Net unrealized gain (loss) on cash flow hedges	0.4	1.8	1.9	(7.1)
Reclassification of unrealized loss upon settlement of cash flow hedges	1.5	4.5	1.6	10.2
Reclassification due to forecasted transactions probable of not occurring	—	—	0.2	—
Less: income tax expense[2]	(0.3)	(1.1)	(0.4)	(2.4)
Net loss reclassified from AOCI to Net income	1.2	3.4	1.4	7.8
Other comprehensive income , net of tax	1.6	5.2	3.3	0.7
Ending balance[3]	$5.4	$1.1	$5.4	$1.1

Total AOCI ending balance	$16.3	$0.8	$16.3	$0.8

1.
Amounts amortized out of AOCI related to pension and other postretirement benefits were included within Net periodic postretirement benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of September 30, 2024, we estimate a net mark-to-market gain before tax of $6.2 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Other Income (Expense), Net

The following table presents the components of Other income (expense), net (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$0.9	$0.6	$3.0	$1.2
Net periodic postretirement benefit cost	(1.5)	(2.2)	(3.3)	(6.1)
Unrealized gain (loss) on equity securities	0.2	(0.1)	0.5	0.2
Gain (loss) on disposition of property, plant and equipment	4.4	(0.2)	3.9	14.0
Gain on business interruption insurance recoveries[1]	4.6	—	15.1	—
All other, net	0.1	(0.3)	(0.1)	(0.4)
Other income (expense), net	$8.7	$(2.2)	$19.1	$8.9

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. As of September 30, 2024, we received net cash proceeds of $13.4 million.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and nine months ended September 30, 2024, we sold trade accounts receivable totaling $260.5 million and $792.9 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.1 million and $18.9 million, respectively. During the quarter and nine months ended September 30, 2023, we sold trade accounts receivable totaling $315.9 million and $942.5 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $7.6 million and $22.8 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income (expense), net. As of September 30, 2024, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$(2.8)	$0.1	$(10.1)	$(6.9)
Foreign	(0.6)	(0.2)	(1.6)	(1.1)
Total	$(3.4)	$(0.1)	$(11.7)	$(8.0)

The income tax provision for the quarters ended September 30, 2024 and September 30, 2023 was $3.4 million and $0.1 million, respectively, reflecting an effective tax rate of 22% and 2%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2024 was primarily due to a decrease of 8% related to Federal research and development credits, partially offset by: (i) an increase of 4% related to non-deductible compensation expense; (ii) an increase of 1% related to foreign withholding tax; and (iii) an increase of 1% related to other permanent items. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2023 was primarily due to a decrease of 30% related to Federal research and development credits, partially offset by: (i) an increase of 4% for return to provision differences and (ii) an increase of 3% related to non-deductible compensation expense.

The income tax provision for the nine months ended September 30, 2024 and 2023 was $11.7 million and $8.0 million, respectively, reflecting an effective tax rate of 23% and 17%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2024 was primarily due to a decrease of 5% related to Federal research and development credits, offset by: (i) an increase of 3% related to non-deductible compensation expense; (ii) an increase of 1% related to foreign withholding tax; and (iii) an increase of 1% related to other permanent items. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2023 was primarily due to: (i) a decrease of 9% related to Federal research and development tax credits and (ii) a decrease of 2% for return to provision differences, partially offset by: (i) an increase of 2% related to non-deductible compensation expense and (ii) an increase of 1% related to foreign withholding tax.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $7.2 million and $6.5 million at September 30, 2024 and December 31, 2023, respectively, of which, $7.2 million and $6.5 million would be recorded through our income tax provision and thus, impact the effective tax rate at September 30, 2024 and December 31, 2023, respectively, if the gross unrecognized tax benefits were to be recognized.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

11. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarter and nine months ended September 30, 2024 and the treasury method for the quarter and nine months ended September 30, 2023, based on the more dilutive method for each period.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common shareholders[1]	$12.0	$5.4	$39.7	$39.6
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,087	15,995	16,062	15,970
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	248	159	229	140
Diluted	16,335	16,154	16,291	16,110

Net income per common share, Basic:	$0.75	$0.34	$2.47	$2.48
Net income per common share, Diluted:	$0.74	$0.34	$2.44	$2.46
1.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarter and nine months ended September 30, 2024, approximately 120 and 700 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter and nine months ended September 30, 2023, approximately 4,800 and 14,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

12. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
	(In millions of dollars)
Interest paid	$30.5	$32.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$24.7	$20.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$0.9	$3.2
Cash paid for amounts included in the measurement of operating lease liabilities	$6.1	$7.2
Finance lease liabilities arising from obtaining finance lease assets	$2.6	$9.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As of September 30,
	2024	2023
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45.7	$44.6
Restricted cash included in Other assets[1]	18.3	18.1
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$64.0	$62.7

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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Aero/HS Products	$213.1	$223.3	$659.7	$662.4
Packaging	319.5	312.2	930.0	1,021.1
GE Products	150.7	143.6	466.3	465.1
Automotive Extrusions	62.1	60.1	195.3	199.3
Other products	2.3	4.4	7.3	17.4
Total net sales	$747.7	$743.6	$2,258.6	$2,365.3

Timing of revenue recognition:
Products transferred at a point in time	$580.2	$595.7	$1,741.4	$1,843.1
Products transferred over time	167.5	147.9	517.2	522.2
Total net sales	$747.7	$743.6	$2,258.6	$2,365.3

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income taxes paid:
Domestic	$0.2	$—	$0.4	$0.3
Foreign	0.3	—	2.5	0.2
Total income taxes paid	$0.5	$—	$2.9	$0.5

14. Subsequent Events

Dividend Declaration. On October 15, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.7 million (including dividend equivalents) on or about November 15, 2024 to stockholders of record and the holders of certain restricted stock units at the close of business on October 25, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) the execution and timing of strategic investments; (iii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, customer disruptions, customer inventory imbalances and supply chain issues, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, Automotive Extrusions and other end markets we serve; (iv) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (v) changes or shifts in defense spending due to competing national priorities; (vi) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs and changing economic conditions; (vii) developments in technology; (viii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (ix) new or modified statutory or regulatory requirements; (x) the successful integration of acquired operations and technologies and (xi) stakeholders’, including regulators’ and customers’, views regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

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

Metal Pricing Policies

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominantly from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying index cost of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. However, for some of our higher margin products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. As a result, we can experience an adverse impact when aluminum and alloy prices increase, and a favorable impact to us when aluminum and alloy prices decline, as we and our competitors tend to defer adjusting pricing unless required by market dynamics in a declining metal cost environment. Similarly, we typically purchase scrap at a discount to the index price of aluminum which can vary depending on market dynamics and availability. As a result, we can experience an adverse impact when scrap discounts decrease and a favorable impact when scrap discounts increase. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

Our pricing policies and hedging program are intended to significantly reduce or eliminate the impact on our profitability of fluctuations in the underlying price of primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and certain alloys so that our earnings are predominantly associated with the conversion of aluminum to semi‑fabricated mill products. To allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average MWTP plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average MWTP of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of Conversion Revenue to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

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

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at Trentwood, are Aero/HS Products (which we sell globally) and GE Products (which we predominantly sell within North America). The primary end market application of bare and coated aluminum coil, which are produced at Warrick, is Packaging (which we sell in North America). Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 10 active extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. Our consolidated Net sales for the nine months ended September 30, 2024 totaled $2,258.6 million on approximately 880.0 million pounds shipped from our facilities. We employed approximately 4,000 people at September 30, 2024.

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

Highlights for the quarter ended September 30, 2024:

•
Net sales $747.7 million; Conversion Revenue $362.0 million;
•
Net income $12.0 million; Net income per diluted share $0.74; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.7 million paid during the quarter ended September 30, 2024.

Results of Operations

Consolidated Results of Operations

Net Sales. Net sales totaled $747.7 million and $743.6 million for the quarters ended September 30, 2024 and September 30, 2023, respectively, reflecting a 7.1 million pound (2%) decrease in shipment volume and an $0.08/lb (3%) increase in average realized sales price per pound. The shipment volume decrease reflected: (i) a 4.7 million pound (7%) decrease in Aero/HS Products; (ii) a 3.5 million pound (2%) decrease in Packaging; (iii) a 1.1 million pound (52%) decrease in Other products; and (iv) a 0.4 million pound (2%) decrease in Automotive Extrusions, partially offset by a 2.6 million pound (5%) increase in GE Products. The average realized sales price per pound reflected a $0.03/lb (2%) increase in the average Hedged Cost of Alloyed Metal price per pound and a $0.05/lb (4%) increase in Conversion Revenue per pound reflecting higher pricing and improved mix. For further details, see the table below in “Selected Operational and Financial Information.”

Net sales totaled $2,258.6 million and $2,365.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, reflecting a 32.7 million pound (4%) decrease in shipment volume and a $0.02/lb (1%) decrease in average realized sales price per pound. The shipment volume decrease reflected: (i) a 32.2 million pound (7%) decrease in Packaging; (ii) a 4.5 million pound (58%) decrease in Other products; (iii) a 1.7 million pound (1%) decrease in Aero/HS Products; and (iv) a 1.3 million pound (2%) decrease in Automotive Extrusions, partially offset by a 7.0 million pound (4%) increase in GE Products. The average realized sales price per pound reflected a $0.06/lb (4%) decrease in the average Hedged Cost of Alloyed Metal price per pound and a $0.04/lb (3%) increase in Conversion Revenue per pound reflecting higher pricing and improved mix. For further details, see the table below in “Selected Operational and Financial Information.”

COGS. COGS for the quarter ended September 30, 2024 totaled $671.8 million, or 90% of Net sales, compared to $665.2 million, or 89% of Net sales, for the quarter ended September 30, 2023. The increase of $6.6 million reflected a $0.7 million decrease in Hedged Cost of Alloyed Metal, more than offset by a $7.3 million increase in net manufacturing conversion and other costs. Of the $0.7 million decrease in Hedged Cost of Alloyed Metal, $9.2 million was due to lower shipment volume, partially offset by an $8.5 million increase in hedged metal prices (see above in our “Net Sales” discussion for further details). The $7.3 million increase in net manufacturing conversion and other costs primarily reflected: (i) a $3.3 million increase in legacy environmental costs; (ii) a $2.5 million net increase in costs primarily driven by product mix and higher energy costs; and (iii) a $1.5 million net increase in manufacturing costs, primarily attributable to a $1.8 million increase in LIFO reserve expense. For a further discussion of the comparative results of operations for the quarters ended September 30, 2024 and September 30, 2023, see below in “Selected Operational and Financial Information.”

COGS for the nine months ended September 30, 2024 totaled $2,005.2 million or 89% of Net sales, compared to $2,114.7 million, or 89% of Net sales, for the nine months ended September 30, 2023. The decrease of $109.5 million reflected a $99.6 million decrease in Hedged Cost of Alloyed Metal and a $10.0 million decrease in net manufacturing conversion and other costs. Of the $99.6 million decrease in Hedged Cost of Alloyed Metal, $54.3 million was due to lower hedged metal prices and $45.3 million was due to lower shipment volume (see above in our “Net Sales” discussion for further details). The $10.0 million decrease in net manufacturing conversion and other costs primarily reflected: (i) a $17.8 million decrease in costs associated with a reduction in pounds shipped; (ii) a $4.9 million decrease in major maintenance costs driven by timing of annual planned maintenance programs, partially offset by: (i) a $6.4 million net increase in manufacturing costs, primarily attributable to an $10.3 million increase in LIFO reserve expense, partially offset by improved metal sourcing; (ii) a $3.2 million increase in legacy environmental costs; and (iii) a $3.1 million increase in energy costs. For a further discussion of the comparative results of operations for the nine months ended September 30, 2024 and September 30, 2023, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $28.8 million and $30.5 million for the quarters ended September 30, 2024 and September 30, 2023, respectively, and $93.0 million and $92.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease during the quarter ended September 30, 2024 was primarily due to: (i) a $1.3 million decrease in legal fees and (ii) a $1.0 million decrease in consulting and outsourced services, partially offset by a $0.5 million increase in salaries, benefits and incentive compensation. The increase for the nine months ended September 30, 2024 compared with September 30, 2023 was primarily due to a $3.2 million increase in salaries, benefits, and incentive compensation, partially offset by: (i) a $1.8 million decrease in legal fees; (ii) a $0.4 million decrease in consulting and outsourced services; and (iii) a $0.3 million decrease in other SG&A and R&D expenses.

Restructuring Costs. Restructuring costs of $0.7 million and $1.6 million for the quarters ended September 30, 2024 and September 30, 2023, respectively, and $7.6 million and $4.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, related to our restructuring plans initiated in 2022 and 2024. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges, Net. Other operating charges of $0.4 million for the nine months ended September 30, 2024 represented an impairment charge on land classified as held for sale during the quarter ended March 31, 2024.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and nine months ended September 30, 2024 and September 30, 2023 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12.0	$5.4	$39.7	$39.6
Interest expense	10.7	11.4	33.3	35.4
Other income, net	(8.7)	2.2	(19.1)	(8.9)
Income tax provision	3.4	0.1	11.7	8.0
Depreciation and amortization	29.0	27.2	86.8	79.9
Non-run-rate items:
Restructuring costs	0.7	1.6	7.6	4.2
Mark-to-market (gain) loss on derivative instruments[1]	—	(0.3)	2.2	(0.2)
Non-cash asset impairment charge	—	—	0.4	—
Environmental expenses[2]	3.3	—	3.7	—
Total non-run-rate items	4.0	1.3	13.9	4.0
Adjusted EBITDA	$50.4	$47.6	$166.3	$158.0

1.
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

Adjusted EBITDA for the quarter ended September 30, 2024 was $2.8 million higher than Adjusted EBITDA for the quarter ended September 30, 2023, primarily driven by improved pricing and product mix. This was offset by: (i) an increase in LIFO reserve expense and (ii) an increase in energy costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the nine months ended September 30, 2024 was $8.3 million higher than Adjusted EBITDA for the nine months ended September 30, 2023, primarily driven by improved pricing and product mix and lower major maintenance costs driven by timing of annual planned maintenance programs. This was offset by: (i) an increase in LIFO reserve expense, partially offset by improved metal sourcing and (ii) an increase in energy costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Aero/HS Products:
Shipments (mmlbs)	59.5		64.2		184.6		186.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$213.1	$3.58	$223.3	$3.48	$659.7	$3.57	$662.4	$3.56
Less: Hedged Cost of Alloyed Metal	(85.2)	(1.43)	(89.0)	(1.39)	(261.9)	(1.42)	(275.2)	(1.48)
Conversion Revenue	$127.9	$2.15	$134.3	$2.09	$397.8	$2.15	$387.2	$2.08

Packaging:
Shipments (mmlbs)	150.9		154.4		439.2		471.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$319.5	$2.12	$312.2	$2.02	$930.0	$2.12	$1,021.1	$2.17
Less: Hedged Cost of Alloyed Metal	(191.1)	(1.27)	(194.2)	(1.26)	(564.7)	(1.29)	(636.2)	(1.35)
Conversion Revenue	$128.4	$0.85	$118.0	$0.76	$365.3	$0.83	$384.9	$0.82

GE Products:
Shipments (mmlbs)	55.6		53.0		173.2		166.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$150.7	$2.71	$143.6	$2.71	$466.3	$2.69	$465.1	$2.80
Less: Hedged Cost of Alloyed Metal	(74.6)	(1.34)	(68.5)	(1.29)	(227.4)	(1.31)	(228.9)	(1.38)
Conversion Revenue	$76.1	$1.37	$75.1	$1.42	$238.9	$1.38	$236.2	$1.42

Automotive Extrusions:
Shipments (mmlbs)	25.2		25.6		79.8		81.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$62.1	$2.45	$60.1	$2.35	$195.3	$2.45	$199.3	$2.46
Less: Hedged Cost of Alloyed Metal	(33.4)	(1.31)	(32.2)	(1.26)	(102.5)	(1.29)	(109.8)	(1.36)
Conversion Revenue	$28.7	$1.14	$27.9	$1.09	$92.8	$1.16	$89.5	$1.10

Other Products:
Shipments (mmlbs)	1.0		2.1		3.2		7.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$2.3	$2.30	$4.4	$2.10	$7.3	$2.28	$17.4	$2.26
Less: Hedged Cost of Alloyed Metal	(1.4)	(1.40)	(2.6)	(1.24)	(4.3)	(1.34)	(10.3)	(1.34)
Conversion Revenue	$0.9	$0.90	$1.8	$0.86	$3.0	$0.94	$7.1	$0.92

Total:
Shipments (mmlbs)	292.2		299.3		880.0		912.7
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$747.7	$2.56	$743.6	$2.48	$2,258.6	$2.57	$2,365.3	$2.59
Less: Hedged Cost of Alloyed Metal[1]	(385.7)	(1.32)	(386.5)	(1.29)	(1,160.8)	(1.32)	(1,260.4)	(1.38)
Conversion Revenue	$362.0	$1.24	$357.1	$1.19	$1,097.8	$1.25	$1,104.9	$1.21

1.
Hedged Cost of Alloyed Metal for the quarters ended September 30, 2024 and September 30, 2023 included $383.6 million and $380.0 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $2.1 million and $6.5 million in the quarters ended September 30, 2024 and September 30, 2023, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. Hedged Cost of Alloyed Metal for the nine months ended September 30, 2024 and September 30, 2023 included $1,158.6 million and $1,245.6 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $2.2 million and $14.8 million in the nine months ended September 30, 2024 and September 30, 2023, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 5 of Notes to Consolidated Financial Statements included in this Report for the total realized loss on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We expect demand to be consistent with our previous expectations for the balance of 2024. In the Aero/HS Products end market, we remain cautious on our near-term outlook due to the timing of certain customer commercial and labor negotiations which may have a short-term impact on demand and shipments. In the Packaging end market, industry momentum and performance improvements are expected to continue as Warrick nears the completion of its fourth coating line investment, which will drive margin improvement starting in 2025. In the GE Products end market, destocking within our long products has concluded, and shipment levels are now in better alignment with end market demand. In the Automotive Extrusions end market, we maintain a positive outlook as production for light and heavy truck sport utility vehicle platforms has outpaced broader automotive production rates.

Accordingly, for the full year 2024, we expect overall conversion revenue to remain stable with growth up to 1% compared to 2023. Adjusted EBITDA margins, less the full year impact from LIFO valuation charges, are expected to improve 50 to 100 basis points compared to 2023 as we continue to implement cost reduction measures in our operations, increase manufacturing efficiencies, and execute our strategic growth initiatives.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of September 30, 2024	As of December 31, 2023
Available cash and cash equivalents	$45.7	$82.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	549.2	516.7
Total liquidity	$594.9	$599.1

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of September 30, 2024 and December 31, 2023.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2024.

We had no outstanding borrowings as of September 30, 2024 and December 31, 2023 under our Revolving Credit Facility. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$123.7	$137.6
Investing activities	$(118.6)	$(105.0)
Financing activities	$(41.8)	$(41.2)

Cash provided by operating activities for the nine months ended September 30, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables, net of $33.7 million primarily due to increased metal prices and sales mix; (ii) an increase in accounts payable of $17.5 million primarily due to the timing of payments and higher metal cost; (iii) an increase in inventory of $8.7 million, excluding LIFO impact, primarily due to strong customer demand in Packaging end market; and (iv) a net decrease in other accrued liabilities and prepaid expenses and other current assets of $4.5 million due to timing and a decrease in general business activities.

Cash provided by operating activities for the nine months ended September 30, 2023 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) a decrease in accounts payable of $53.9 million primarily due to a decrease in metal purchases and timing of payments; (ii) a decrease in inventory of $38.3 million, excluding LIFO impact, due to improved inventory management since beginning of the year; and (iii) a decrease in trade and other receivables of $11.7 million primarily due to lower shipments and a decrease in metal costs during this period.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and September 30, 2023.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, borrowing availability under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Our Revolving Credit Facility and Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We do not believe that the covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.

At October 21, 2024, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended September 30, 2024 constituted approximately 36% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years related to the modernization project at Trentwood, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at Trentwood. In addition, a significant portion of the investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. We continue spending on our previously announced capital project to add a fourth coating line at Warrick to increase our capacity for higher margin coated packaging product.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2024 of approximately $180.0 million to $190.0 million, the majority of which will be focused on growth initiatives, primarily reflecting investment in the fourth coating line at Warrick. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2024 and September 30, 2023, and declared subsequent to September 30, 2024.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At September 30, 2024, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended September 30, 2024 and September 30, 2023 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Aluminum

During the nine months ended September 30, 2024 and September 30, 2023, settlements of derivative contracts were for 117.3 million pounds and 149.7 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At September 30, 2024, we had derivative contracts with respect to approximately 31.1 million, 20.5 million and 0.2 million pounds to hedge sales to be made in the remainder of 2024, 2025 and 2026, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of September 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $5.2 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of September 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.0 million and $1.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of September 30, 2024, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of September 30, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $1.0 million and $0.8 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.1 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $0.1 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of September 30, 2024, we have hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $1.2 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2024:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2024 - July 31, 2024	—	$—	—	$—	$93.1
August 1, 2024 - August 31, 2024	357	70.82	—	—	93.1
September 1, 2024 - September 30, 2024	—	—	—	—	93.1
Total	357	$70.82	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At September 30, 2024, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1

Amendment No. 4 to Credit Agreement and Loan Documents, dated as of September 25, 2024, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto

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

Date: October 24, 2024