Form 10-K
period 2024-12-31
KAISER ALUMINUM CORP
filed 2025-02-20
CIK 811596

/a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $1.0 billion.

As of February 17, 2025, there were 16,100,473 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alcoa	Alcoa Corporation
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Automotive Extrusions	Extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
FIFO	First-in, first-out
Form 10-K	This Annual Report on Form 10-K
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LIFO	Last-in, first-out
LME	London Metal Exchange
MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Employment Benefits (Refer to Note 5 – Employee Benefits)
Other products	Cast and aluminum products used in various non-strategic end markets
Packaging	3000 and 5000 series alloy products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association (Refer to Note 5 – Employee Benefits)
SEC	Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2019, and 2021 at the following interest rates and aggregate principal amounts, respectively: (i) 4.625% and $500.0 million; and (ii) 4.50% and $550.0 million

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

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) the execution and timing of strategic investments; (iii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, customer disruptions, customer inventory imbalances and supply chain issues, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, Automotive Extrusions, and other end markets we serve; (iv) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (v) changes or shifts in defense spending due to competing national priorities; (vi) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs and changing economic conditions; (vii) developments in technology; (viii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (ix) new or modified statutory or regulatory requirements; (x) the successful integration of acquired operations and technologies; (xi) the views of our stakeholders, including regulators and customers, regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives; and (xii) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

With respect to the global market for flat-rolled aluminum mill products, our focus is on heat treated plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet are Aero/HS products (which we sell globally) and GE products (which we predominantly sell within North America). Our flat‑rolled aluminum products also include bare and coated aluminum coil for can stock applications in the beverage and food packaging industry in North America. Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

Similarly, in the areas of extruded and drawn aluminum mill products, our focus is on Aero/HS Products, GE Products and Automotive Extrusions for demanding applications that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability, and high product quality. We primarily serve North American demand for extruded and drawn aluminum mill products.

Trentwood produces heat treat plate and sheet for aerospace and general engineering end market applications and Warrick produces bare and coated aluminum coil used for can stock applications in the beverage and food packaging industry. Our 10 extrusion/drawing facilities, 9 of which are in the United States and one of which is in Canada, serve aerospace, general engineering or automotive applications. Our facility located in Columbia, New Jersey focuses on multi-material advanced manufacturing methods and techniques which include multi-axis computer numerical control (“CNC”) machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high tech and general industrial and automotive applications. In 2024, our consolidated Net sales totaled $3,024.0 million on 1,172.3 million pounds shipped from our facilities.

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

We further strive to enhance our margins through the efficient use of scrap or recycled aluminum. As scrap aluminum is usually purchased at a discount to the index price of aluminum at which we sell at, we can generate additional margins by increasing our utilization of scrap. However, as scrap aluminum availability and the discount to the index price at which it is sold are subject to market dynamics, in periods of lower availability, we may experience adverse impacts to our results and favorable impacts when scrap is more readily available.

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

We further strive to enhance the efficiency of product flow to our customers and our status as a supplier of choice by tightly integrating the management of our operations across multiple production facilities, product lines, and target markets. Additionally, our strategy to be the supplier of choice and a low cost producer is enabled by a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools such as Lean Manufacturing, Six Sigma, and Total Productive Manufacturing. Using KPS, we seek to continuously reduce our own manufacturing costs and eliminate waste throughout the value chain.

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

Products

Overview

Our business focuses on producing rolled, extruded, and drawn aluminum products used principally for aerospace and defense, aluminum beverage and food packaging, general engineering that include consumer durables, electronics and products for electrical and machinery and equipment applications, and automotive products. Our engineers, metallurgists, and sales personnel work collaboratively with our customers to help our customers design products for challenging applications where product performance is critical. Furthermore, our Centers for Excellence, which are dedicated research and development centers devoted to product performance enhancement and process development within our production operations, are focused on: (i) controlling the manufacturing process; (ii) maximizing the use of recycled aluminum; (iii) improving product quality; and (iv) ensuring consistency and enhanced product attributes. See “Selected Operational and Financial Information” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for selected shipment and sales information for our fabricated aluminum products by end market application.

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

Aero/HS Products. Our Aero/HS products include heat treated plate and sheet, hard alloy extruded shapes, cold finish rod and bar, seamless drawn tube and billet used for a wide variety of end uses in the global aerospace, space, and defense industries. Typical applications are structural aircraft components that must perform consistently under extreme variations in temperature and pressure due to frequent take-offs, landings, and changes in altitude. Required physical properties include high tensile strength, superior fatigue resistance, and exceptional durability even in harsh environments. We use high-strength 2000, 7000, and certain 6000-series aluminum alloys and apply a variety of thermal practices to manufacture our Aero/HS products to meet the demanding specifications required for such safety-critical applications. While competing materials such as titanium and composites have displaced aluminum for certain applications on several newer aircraft designs, aluminum continues to be the material used most extensively for structural aerospace and defense applications because it is light weight, can meet demanding performance requirements, and is cost effective relative to other materials.

Packaging. Our Packaging products consist of bare and coated 3000 and 5000-series alloy aluminum coil used in the beverage and food packaging industry, with applications that include coated food stock, coated end and tab stock, body stock and bottle stock. Warrick is one of four major aluminum rolling mills currently dedicated to the packaging industry in North America, with one of the world’s largest ingot casting facilities, hot and cold rolling, coated finishing, and slitting capacity. Warrick has a unique capability to produce high-margin coated packaging products representing approximately 65% of our total Packaging shipments in 2024.

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

Automotive Extrusions. Automotive Extrusions consists primarily of 6000-series extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for the body-in-white structural components, crash management systems, anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. In recent years, automotive original equipment manufacturers (“OEMs”) and their suppliers have, at an increasing pace, been converting many automotive components that historically were made of steel to aluminum to decrease weight without sacrificing structural integrity and safety performance and thereby achieve greater fuel efficiency standards mandated by stringent United States’ Corporate Average Fuel Economy or equivalent state regulations. Our Automotive Extrusions are designed and produced to provide specific mechanical properties and performance attributes required in automotive applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically tier one automotive suppliers.

Other Products. Other products consist of rerolled, extruded, drawn and cast billet aluminum products for a variety of North American industrial end uses. These products are non-core to our strategic focus and immaterial to our results.

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

Aero/HS Products. We sell our Aero/HS products to metal service centers, as well as directly to aerospace OEMs and tier one manufacturers. Sales are made primarily under long-term agreements, but also on an order-by-order basis. We serve this market with a North American and Western Europe sales force focused on Aero/HS products. Growth in demand for aerospace plate has exceeded demand growth for other forms of Aero/HS products, as aircraft manufacturers have migrated to monolithic component design, where a single piece of aluminum, usually a plate, is heavily machined to form a desired part rather than creating the same part by assembling sub-components made of aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds. Demand for our Aero/HS products is heavily impacted by commercial airframe build rates and, to a lesser degree, by business jets, space applications, defense related airframes, and other products. In addition, unanticipated changes in build rates and mix of aircraft models being built can trigger restocking or destocking throughout the aerospace supply chain, temporarily impacting demand. While commercial airframe build rates can be subject to certain short-term events (see Part I, Item 1A. “Risk Factors” included in this Form 10-K), we believe the long-term demand for air travel and fuel efficiency will continue to drive long-term growth for our products.

Packaging. Our Packaging products are sold primarily to North American beverage and food can manufacturers. Sales are made primarily under long-term agreements by a North American direct sales force. Aluminum can demand is driven by the packaging industry’s shift towards environmentally sustainable materials due to the fact that aluminum is infinitely recyclable and has the highest consumer recycling rate among beverage containers. Major players have already transitioned some plastic bottled water and carbonated soft drink production to aluminum. We anticipate further growth will be underpinned by sustainability trends, the secular shift from plastic to aluminum and the fact that North American packaging capacity has been reallocated towards other end markets, including automotive and industrial. Short-term demand can be impacted by unanticipated changes in end consumer preferences for certain canned beverages and/or foods and pet foods which can trigger restocking or destocking throughout the packaging supply chain.

GE Products. A majority of our GE products are sold to large metal service centers in North America on an order-by-order basis, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE products. Demand for our GE products is closely related to North America general industrial and semi-conductor growth and the recent desire of many companies to lessen their risk of supply chain disruptions by reshoring suppliers and shortening the supply chain. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.

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

Customers

Our customer base is made up of a combination of key manufacturers and tier one suppliers in the Aero/HS Products, Packaging and Automotive Extrusions end markets and large metal service centers in the GE Products end market. For the years ended December 31, 2024 and December 31, 2023, our largest customer accounted for 16% and 18%, respectively, of Net sales. While the loss of this customer could have a material adverse effect on us, we believe that our long-standing relationship with the customer is good and that the risk of losing the customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for information about our significant concentrations.

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

Our primary competitors in the global market for Aero/HS Products are Arconic Corporation, Constellium N.V. and Novelis Inc. In North America, our primary competitors for Packaging are Arconic Corporation, Constellium N.V., Novelis Inc. and Tri-Arrows Aluminum, Inc. In serving our North American customers for both GE Products and Automotive Extrusions, our primary competitors are Arconic Corporation and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with general engineering heat treat plate products imported from South Africa, Europe, and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

Because many of our products are used in food, beverage and critical safety related applications, our customers have demanding standards for product quality and consistency that make it difficult to become a qualified supplier. Suppliers must pass a rigorous qualification process to sell to both airframe and automotive manufacturers and must also make significant investments in infrastructure and specialized equipment to supply products for these high strength applications. Further, sophisticated manufacturing processes make it difficult to become a qualified supplier, even with proper equipment. For example, producing heat treat plate and sheet products, particularly for aerospace applications, requires technological expertise that only a few companies have developed through significant investment in research and development and decades of operating experience. To be a supplier in the packaging market, demanding standards are also required. Producing coated end, tab, and body stock for the can market requires the development of alloys and application of coatings that must pass stringent customer qualifications, some which take multiple years to complete, and be compliant with Food and Drug Administration regulations. Our experienced and dedicated research and development team, combined with our Customer Service group, coordinates with coating suppliers, manufacturing operations, and our customers to create these alloy and coating systems.

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

Our Imperial Machine & Tool Co. (“IMT”) subsidiary provides us with significant technology and intellectual property that complements our metallurgical and application engineering expertise to further advance our capability to deliver highly engineered solutions for our customers.

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

In addition, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion processing, respectively. To produce the ingot or log, we purchase primary aluminum and/or recycled scrap aluminum segregated by alloys and other metals (including, but not limited to, copper, zinc, and magnesium) that are necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum, or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular aluminum alloy. When the desired chemical composition of the molten metal has been achieved, it is poured through a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; and Heath, Ohio produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood and Warrick facilities cast rolling ingot for their own consumption.

IMT is a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding, and fabrication for aerospace and defense, high tech, general industrial, and automotive applications.

Many of our facilities employ the same basic manufacturing process and produce the same types of products. We make a significant effort to tightly integrate the management of our multiple manufacturing locations, product lines, and end market applications to most efficiently and effectively serve the needs of our customers. We centralize purchasing of our primary, rolling ingot and scrap, or recycled, aluminum requirements and related alloys used in the production process in order to better manage price, credit, and other benefits. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average MWTP, which reflects the primary aluminum supply/demand dynamics in North America. The average LME and the average Midwest Premium for 2024, 2023 and 2022 were $1.10 + $0.19, $1.02 + $0.23 and $1.23 + $0.30, respectively. Scrap aluminum is typically purchased at a discount to the MWTP but can require additional processing.

In addition to selling fabricated aluminum products to third parties, some of our production facilities supply log, billet, or other intermediate material to some of our other facilities for further value added conversion processing. As examples, our London, Ontario facility supplies billet to our Richmond, Virginia facility, and our Heath, Ohio facility supplies log and billet to our Jackson, Tennessee facility and redraw rod to our Florence, Alabama facility.

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

Pricing, Metal Price Risk Management, and Hedging

As noted above, we purchase primary, rolling ingot and scrap, or recycled aluminum, our predominant raw material, on a floating price basis typically based on the average MWTP. Our pricing of semi-fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process) and to pass aluminum and certain alloy price fluctuations through to our customers. In order to meet our objective to be metal price neutral, we manage the risk of fluctuations in the price of aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers for Aero/HS Products and a majority of our customers for GE Products end markets pay a product price that incorporates the spot price of primary aluminum (MWTP) in effect at the time of shipment to a customer. Spot prices for these products change regularly based on competitive dynamics. Fluctuation in the underlying aluminum price is a significant factor influencing changes in competitive spot prices. Through spot pricing, we can generally pass aluminum price risk through to customers. For some of our higher margin products sold on a spot basis, however, the pass through of aluminum price movements can lag by several months (the timing of which depends in part on market conditions), with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. We, from time to time, enter into hedging transactions with third parties to minimize the impact to us of aluminum price swings for these higher margin products.
•
Index-based price. The pricing structure of our typical aerospace and automotive contracts calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as the average MWTP for primary aluminum. Index-based pricing typically allows us to pass aluminum price risk through to the customer and applies to the majority of our Aero/HS Products and Packaging end market sales and virtually all of our Automotive Extrusions end market sales.
•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating aluminum price risk that we must hedge. We are able to limit exposure to aluminum price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 154.9, 207.5, and 271.9 during 2024, 2023, and 2022, respectively.

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

Human Capital

At December 31, 2024, we employed approximately 4,000 people, of which approximately 3,920 were employed in our manufacturing, sales, and support office locations and approximately 80 were employed in a corporate capacity.

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
•
adopting and enforcing our policies, including Corporate Governance Guidelines, Code of Business Conduct and Ethics, Human Rights Policy, and Diversity, Equity, Inclusion and Belonging Policy and compliance with applicable laws and regulations; and

•
encouraging the reporting of illegal or unethical behavior, including the use of In-Touch, a third-party compliance feedback program.

We believe respecting human rights is a fundamental part of our values and corporate responsibility. We strive to respect and promote human rights in our relationships with our employees, suppliers, customers, and stakeholders and are guided by the principles of the International Bill of Human Rights (the Universal Declaration of Human Rights and the two international covenants) and the International Labor Organization’s Declaration on the Fundamental Principles and Rights at Work. Our Human Rights Policy is communicated to our employees as part of their annual code of conduct training, and we expect our employees to uphold this policy. In addition, our suppliers should manage relationships consistent with our Supplier Code of Conduct and we expect our suppliers to uphold this policy.

Preferred Employer

We are committed to being a preferred employer by, among other things: (i) attracting, developing and retaining the best people from all cultures and segments of the population based on ability; (ii) providing a safe and clean workplace; (iii) treating all employees with dignity and respect; (iv) being responsive to all employees; (v) providing an environment of diversity, inclusion, belonging, empowerment, responsibility and accountability; (vi) assuring effective, open two-way individual and group communications; (vii) developing and maintaining a positive relationship with all employees and their designated representatives; and (viii) offering competitive and equal pay and benefits that attract and retain employees. We focus on: (i) continuing to consider ethnic and gender diversity as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies, and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; and (v) actively recruiting from military bases for military and veteran hiring. Our Human Rights Policy and Diversity, Equity, Inclusion and Belonging Policy, which align with our corporate values and Code of Business Conduct and Ethics, are overseen by our Board of Directors and senior leadership team.

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

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. We monitor our progress through routine reviews of our safety process and performance. We utilize both leading and trailing indicators to monitor our progress. While trailing indicators, such as total case incident rate (“TCIR”), lost-time case incident rate (“LTIR”) and days away, restricted and transfer rate, help us monitor our safety performance, leading indicators, such as significant injury and fatality potential and actual incident rate, near‑misses, timely addressing of internal and external audit findings, safety plan execution information and safety culture risk, help us monitor and assess risks and the effectiveness of our safety plans and processes. Plant safety metrics are integrated into our monthly quality, production, and financial reports and are reviewed by the senior leadership team every month. In addition, TCIR and LTIR safety modifiers are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Health. Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization, including:

•
annual onsite health biometric screenings;
•
providing flu shots and the COVID vaccination;

•
an employee assistance program, providing confidential assistance with healthcare issues and the healthcare system, including crisis and emergency help;
•
a smoking/tobacco cessation program;
•
internal, as well as third-party, online wellness workshops, including workshops on nutrition and fitness; and
•
wellness coaching.

Labor Union Affiliations. We believe in freedom of association and respect our employees’ choice to be represented or not represented by a union in accordance with the laws of the states and countries where we operate, without fear of reprisal, intimidation, or harassment. Approximately 65% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2024. As indicated in the table, our union affiliations are with the USW, International Association of Machinists (“IAM”), and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2028
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2026
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2026
London, Ontario	USW Canada	Feb 2026
Los Angeles, California	Teamsters	Apr 2026
Heath, Ohio[1]	USW	Sep 2025
Newburgh, Indiana	USW	May 2027
Richland, Washington	Non-union	—
Richmond, Virginia	USW/IAM	Nov 2026/Nov 2026
Sherman, Texas[2]	N/A	—
Spokane Valley, Washington[1]	USW	Sep 2025

1.
In February 2025, we renewed our collective bargaining agreements with the USW. See Note 18 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information.
2.
During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas. As a result, there were no bargaining unit employees at the facility as of December 31, 2024. See Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of our 2024 Restructuring Plan.

Recruiting, Training, Development, and Retention

Recruiting. We are committed to recruiting a workforce that reflects people from all cultures and segments of the population based on ability. Our initiatives include: (i) identifying and recruiting diverse talent, including military veterans; (ii) fostering relationships with universities, employment agencies, and professional groups that work with more diverse populations; and (iii) leveraging inclusive job-posting sites. We have a well-established talent review process that includes operations and functional leaders that are key in the early identification of high performing and high potential employees. We also track and review the gender and ethnic diversity of job applicants and new hires to evaluate our efforts to continue to increase the diversity of our organization. The Sustainability committee of our board oversees, among other things, the succession planning for our executive officers and the leadership, progression, and development of key employees.

Training, Development, and Retention. We are committed to the development of our employees through a broad mix of internal and external program resources incorporating on-the-job training and development through the Kaiser Leadership Program (“KLP”), the Front Line Leader Development Program (“FLLDP”), the Kaiser Aluminum Women’s Leadership Program (“KWLP”), Kaiser University, the Tuition Assistance Program, and the Metallurgy Excellence and Technical Strength Program. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills, and abilities of our current and future leaders and employees.

The KLP is a full year program that accelerates the readiness of key talent and combines personalized leadership development and Kaiser-management system focused curriculum with a unique opportunity to build relationships with an internal network of leaders across locations and functions. The mission of the KLP is to strengthen performance, develop bench strength, and accelerate the readiness of key talent across our company. The program blends classroom, online modules and live web events using a cohort model to deliver a flexible, convenient learning environment.

The FLLDP is a six-month program that strengthens organizational performance through ethical, effective, and sustaining tactical leadership for both new and experienced frontline supervisors. The program uses a cohort model to encourage collaboration and team-building and to ensure accountability, facilitated group discussions, and effective best practice sharing.

The KWLP provides a female-focused professional development curriculum, mentorship, and networking opportunities designed to elevate the visibility of women at Kaiser Aluminum, to increase female representation in all levels of leadership and to enhance the inclusion and sense of belonging for current and potential female leaders. Similar to the KLP, the KWLP uses in-person events, program meetings, self-directed learning and assignments, mentoring meetings, and cohort collective meetings.

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

Rewards

All our employees, including hourly and salaried employees at our production facilities, participate in short-term incentive compensation plans, which are based on attainment of performance metrics that drive and support our “Best in Class” commitment. We also provide stock-based compensation to executive officers, members of senior management throughout the company, and other key employees, as well as a deferred compensation plan for certain employees. All our U.S. employees have access to 401(k) savings plans, depending on the terms of their employment, and salaried employees at our London, Ontario facility have access to a defined benefit pension plan with annual contributions based on each salaried employee’s age and years of service. Through the collective bargaining process, we contribute to four multiemployer pension plans under the terms of certain collective bargaining agreements for a majority of our union-represented employees. Certain union employees at Warrick participate in a defined benefit pension plan, as well as an OPEB plan offering medical and life insurance benefits. In addition, certain hourly and salaried employees are also able to receive defined postretirement health and welfare benefits through VEBAs.

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

RISKS RELATED TO CHANGES IN DEMAND FOR OUR PRODUCTS.

Recent macroeconomic factors including labor shortages, supply chain disruptions, inflation and recession risks have adversely affected our business, and could cause additional downturns in the aerospace, packaging, automotive, and ground transportation industries, which would further adversely affect our business and the business of our customers.

We derive a significant portion of our revenue from products sold to the aerospace, packaging, automotive and ground transportation industries. Macroeconomic factors include, but not limited to: (i) labor shortages or disputes; (ii) disruptions to supply chains; (iii) other interruptions of international and regional commerce; (iv) inflation; (v) higher interest rates; and (vi) recession risks. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty, increasing interest rates and/or increased unemployment could lead to weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy-duty vehicles and trailers, which could adversely affect demand for our products. Additional adverse macroeconomic developments may lead to reduced demand for our products, which could adversely affect our financial position, results of operations, and cash flows.

We operate in a highly competitive industry.

We compete with others in the semi-fabricated products segment of the aluminum industry based upon quality, availability, price, customer service, and delivery performance. Some of our competitors are substantially larger than we are, have greater financial resources than we do, operate more facilities than we do, are geographically closer to our customers than we are, employ more efficient or advanced technologies than we do, or have other strategic advantages. New parties may become capable of manufacturing similar products and qualifying them with our customers, which could lead to further competitive pressure. Competitors’ facilities located in certain other countries may have a manufacturing cost advantage compared to our facilities, which are located in the United States and Canada. Such foreign competitors may sell products similar to our products at lower prices as a result of having lower manufacturing costs or due to currency exchange rates that periodically favor foreign competition. Some foreign competitors may also dump their products in the United States and Canada in violation of existing trade laws. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. Additionally, we may not be able to reduce our cost structure and our selling prices to be competitive with others, and tariffs introduced to protect manufacturers in the United States from foreign price competition may not be fully effective or increase our costs. Increased competition could cause a reduction in demand for our products and our shipment volumes, our product pricing, or both shipment volumes and product pricing, which could have an adverse effect on our financial position, results of operations, and cash flows.

Reductions in demand for our products may be more severe than, and may occur prior to, reductions in demand for our customers’ products.

Most of our products undergo further fabrication by other parties before being deployed in their end uses. In particular, our Aero/HS products undergo numerous stages of further fabrication or assembly by a number of parties in the supply chain, often over the course of many months. The lead time from when we sell our Aero/HS product to when the finished product is installed on an aircraft often exceeds a year. Due to this long lead time, demand for our products may increase prior to demand for our customers’ products or may decrease when our customers experience or anticipate softening demand for their products. Our customers typically respond to reduced demand for their products by depleting their inventory until their inventory falls to a new desired level. This causes a greater reduction in demand for our products than our customers experience for their products. Further, the reduction in demand for our products can be exacerbated if our customers’ inventory levels had been higher than normal, if production is delayed for specific commercial airframe models, if our customers previously had purchased products from us at committed sales contract volumes that exceeded their actual need or for other reasons. The amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations, and cash flows.

Our customers may reduce their demand for aluminum products in favor of alternative materials.

Our products compete with other materials for use in various customer applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of titanium, composites, and carbon fiber materials as alternatives to aluminum to reduce aircraft weight and increase fuel efficiency. Additionally, while the automotive industry has continued to increase the use of aluminum in vehicle production to reduce vehicle weight and increase fuel efficiency, manufacturers may revert to steel or other materials for certain applications and rely on improved drivetrain technology, more efficient engines, aerodynamics, or other measures to achieve fuel efficiency goals. Finally, the packaging industry has used and continues to use steel, tin, plastics, glass, and paperboard as alternatives to aluminum for packaging and delivery of food and beverages. The packaging industry is heavily influenced by cost and recyclability of the packaging material. The willingness of customers to use materials other than aluminum could adversely affect the demand for our products, particularly our Aero/HS products, Packaging, and Automotive Extrusions, and thus could adversely affect our financial position, results of operations, and cash flows.

Our customers may reduce their demand for our products if the government relaxes fuel efficiency standards or if oil prices remain low for a protracted period of time.

Efficient use of fossil fuels partially drives demand for aluminum in transportation applications. The U.S. Environmental Protection Agency, other federal regulatory agencies, and regulatory agencies of certain states have generally sought to limit growth of fossil fuel usage by establishing stricter fuel efficiency standards. In addition, newly elected and/or changing administrations could accelerate efforts to not only limit, but reduce, fossil fuel usage and carbon emissions beyond what may be technologically possible for certain products and manufacturing processes and/or revisit or reverse the environmental agendas of previous administrations with respect to previously established fuel efficiency standards. A relaxation of fuel efficiency standards by the regulatory agencies or an extended period of moderate oil prices could reduce demand for new more efficient aircraft and automobiles, which could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations, and cash flows.

The commercial aerospace industry is cyclical and subject to disruption. Downturns in the commercial aerospace industry could adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace industry. Notwithstanding a secular growth trend spanning nearly two decades, the aerospace industry is highly cyclical and furthermore, is subject to disruption. Numerous factors, including those that influence demand for new commercial aircraft, could result in cancellations or deferrals of aircraft orders and a global decrease in new commercial aircraft deliveries. These factors include but are not limited to: (i) declines or reduced growth trends in global travel and airline passenger traffic; (ii) the rate of replacement of older aircraft with more fuel efficient aircraft; (iii) changing airline strategies affecting preferences for single-aisle aircraft models as opposed to twin-aisle or jumbo aircraft models; (iv) airline industry profitability; (v) the state of regional and global economies; (vi) concerns regarding terrorism or the threat of terrorism; (vii) concerns regarding new pandemics of infectious disease; (viii) labor disputes involving airline or aerospace manufacturers; and (ix) safety concerns with newly introduced and existing aircraft. Despite existing backlogs, adverse developments in any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations, and cash flows.

Reductions in defense spending for aerospace and non-aerospace military applications could adversely affect demand for our products.

Our products are used in a wide variety of military applications, including military aircraft, armored vehicles, and ordnance. Certain military programs are used by the U.S. armed forces, as well as by the defense forces of our allied foreign powers. Military programs that currently use or in the future could use our products may be subject to changes in military strategy and government priorities. Further, while many of the U.S. government programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations and may be subject to other reduction efforts. When U.S. and foreign allied governments are faced with competing national priorities, such as addressing financial or spending crises or public health emergencies, there can be significant pressure to reduce defense spending, which could reduce the demand for our products and adversely affect our financial position, results of operations, and cash flows.

Downturns in the automotive and ground transportation industries could adversely affect our business.

The demand for our Automotive Extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy-duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Even with the automotive industry’s growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy duty vehicles and trailers could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations, and cash flows.

Changes in consumer demand for particular motor vehicles could adversely affect our business.

Sensitivity to fuel prices, an increased preference for environmentally friendly alternatives and other consumer preferences can influence consumer demand for motor vehicles that have a higher content of the aluminum Automotive Extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations, and cash flows.

Aluminum beverage and food packaging products are subject to competition from substitute products and decreases in demand, which could result in lower profits and reduced cash flows.

Aluminum coil produced for demanding end market applications in the beverage and food packaging industry in North America are subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality, cost, and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to the associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high-capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low-capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business.

RISKS RELATED TO SALES.

We depend on a core group of significant customers.

Our five largest customers in total accounted for approximately 55% of our 2024 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations, and cash flows could be adversely affected.

We experience fluctuation in certain costs that we cannot pass through to our customers and face pressure from our customers on pricing.

We are unable to pass fluctuations of certain costs through to our customers, including the cost of energy, certain raw materials, operating supplies, and freight. Further, cost-cutting initiatives that many of our customers have adopted generally result in downward pressure on pricing. If we are unable to generate sufficient productivity improvements and cost savings in the future to offset reductions in our selling prices and increases in our costs that we cannot pass through to our customers, our financial position, results of operations, and cash flows could be adversely affected.

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

As we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays, or other complications, which could adversely impact our ability to serve our customers, our reputation, our costs of production and, ultimately, our financial position, results of operations, and cash flows.

Unplanned events may interrupt our production operations, which may adversely affect our business.

The production of aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, public utilities interruptions, and supply chain interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, but interruptions at Trentwood where our production of plate and sheet is concentrated or at Warrick where our production of packaging material is concentrated, could significantly compromise our ability to meet the needs of our customers. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.

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

Over time, we have experienced pricing pressure on many of our products and anticipate continued pricing pressure in the future. Ongoing and heightened competitive price pressure makes it increasingly important for us to be a low-cost producer. Although we have undertaken and expect to continue to undertake productivity enhancement and cost reduction initiatives, including significant investments in our facilities to improve our manufacturing efficiency, cost, and product quality, we cannot make assurances that we will complete all of these initiatives, that we will fully realize the estimated cost savings from such activities, that short-to-medium term improvements from new efficiencies and lower cost structure achieved will become permanent or that we will be able to continue to reduce cost and increase productivity over the long-term.

Our investment and other expansion projects may not be completed, start up as scheduled or deliver the expected capacity and other benefits.

Our ability to complete our investment and expansion projects and the timing and costs of doing so are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems and economic conditions. Additionally, the start-up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our expectations, if the start-up phase after completion is more complicated than anticipated or if the capacity and other benefits of these projects are less than anticipated, our financial position, results of operations, and cash flows could be adversely affected.

We are dependent upon Alcoa for certain resources essential to the day-to-day operation of our business at Warrick.

We are dependent upon Alcoa for certain resources required for the day-to-day operation of our business at Warrick, which include “support services” such as the provision of potable water and certain environmental services. In order to transition Warrick from dependence upon the support services to independence as a facility with its own self-sufficient infrastructure, Alcoa has agreed to pay for the development of infrastructure necessary for Warrick to obtain electricity from a third-party power supplier, subject to certain conditions. Although some of these assets have been developed and the Company has taken possession of certain assets from Alcoa, a failure by Alcoa to provide support services or transition services upon the terms agreed to, including quality and performance standards, could cause us to incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of Warrick’s operations. In the event that production of Warrick is negatively impacted by Alcoa’s failure to provide support or transition services, our operations, business, financial condition, and results of operations could be adversely affected.

RISKS RELATED TO COMMODITY-RELATED PRICE FLUCTUATIONS.

Our business could be adversely affected by pricing and availability of primary aluminum.

Our largest inputs to produce fabricated aluminum products are primary aluminum and recycled scrap aluminum. Primary aluminum pricing fluctuates in response to global supply and demand and also reflects the impact of duties and tariffs imposed by the United States and certain other countries. The timing and magnitude of changes in market pricing for primary aluminum are largely unpredictable. Our pricing structures for fabricated aluminum products generally allow us to pass fluctuations in the price of primary aluminum through to our customers so that we can minimize our exposure to metal price risk. However, competitive dynamics for certain of our high margin products may limit the amount or delay the timing of selling price increases on our products to recover our increased aluminum costs, resulting in a time lag during which we may be partially exposed to metal price risk. If these events were to occur, they could have an adverse effect on our financial position, results of operations and cash flows. In addition, if the market price for primary aluminum were to remain high for an extended period of time, the corresponding increase in our selling price for our fabricated products may cause some of our customers to switch to other materials in lieu of our products, causing sales of our fabricated aluminum products to decrease, which could adversely affect our financial position, results of operations, and cash flows.

Our business could be adversely affected by the pricing and availability of recycled scrap aluminum.

We can efficiently use certain forms of recycled scrap aluminum in lieu of primary aluminum and alloying metals in our operations because recycled scrap aluminum trades at a discount to primary aluminum. The size of the discount to primary aluminum depends on regional scrap aluminum supply and demand dynamics. Larger discounts, generally available in periods of ample regional scrap aluminum supply relative to demand, enhance the economic advantage to us of using recycled scrap aluminum in lieu of primary aluminum and alloying metals. The timing and magnitude of changes in scrap discounts relative to primary aluminum are largely unpredictable. If the availability of recycled scrap aluminum in our regional markets were to tighten, scrap discounts relative to primary aluminum could decline and the amount of recycled scrap aluminum we could procure for use in our operations could decline, either of which could have an adverse effect on our financial position, results of operations, and cash flows.

Our business could be adversely affected by the pricing and availability of alloying metals.

We use certain alloying metals, such as copper, zinc, magnesium, and silicon, in our operations in order to achieve the required performance properties in our products. The availability of these alloys in some cases has been and, in the future, may be restricted due to limited suppliers, government regulations, energy, supply chain disruptions, and/or general demand dynamics. When sudden restrictions of these materials occur, we have been and in the future may be subject to rapid price increases and limited supplies, either of which could have an adverse effect on our financial position, results of operations and cash flows.

Reduced pricing for aluminum can reduce our borrowing availability and cause our liquidity to decline.

Lower aluminum prices reduce the market value of our inventory and generally cause a reduction in our accounts receivable as we pass through a lower underlying aluminum price to our customers. Because the amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility, a reduction in aluminum prices can reduce our borrowing availability and our liquidity, which could have an adverse effect on our financial position, results of operations, and cash flows.

Our hedging programs have been and could continue to be adversely impacted by fluctuations as a result of the impacts of supply chain disruptions, geopolitical activity and general economic conditions.

We use forward contracts to protect against fluctuations in commodity prices and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the impacts of supply chain disruptions, geopolitical activity, general economic conditions, and other factors, the businesses of our customers are subject to many uncertainties and, as a result, we have experienced, and may continue to experience, unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net income (loss) associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations, and cash flows.

Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging programs were not in place and may otherwise affect our business.

In the ordinary course of business, we enter into hedging transactions to limit our exposure to risks relating to changes in the market prices of primary aluminum, certain alloying metals, natural gas, electricity, as well as fluctuations in foreign currency exchange rates. To the extent that market prices or exchange rates at the expiration of these hedging transactions would have been more favorable to us than the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Our liquidity could also be adversely affected to the extent we incur margin calls from our hedging counterparties due to the market price of the underlying commodity or the foreign currency exchange rates deviating adversely from fixed, floor or ceiling prices or rates established by our outstanding hedging transactions. Our failure to satisfy certain covenants in the underlying hedging documents or the occurrence of an event of default thereunder could also trigger margin calls that could adversely impact our liquidity, financial position, results of operations, and cash flows. Our hedging programs also expose us to the creditworthiness of our hedging counterparties, which is inherently difficult to assess and can change quickly and dramatically. Non-performance by a hedging counterparty could have an adverse effect on our financial position, results of operations, and cash flows.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity challenges and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Revolving Credit Facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our Senior Notes or our Revolving Credit Facility. Accordingly, repayments of our Senior Notes and any future amounts due under our Revolving Credit Facility are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, loan, debt repayment, or otherwise. Our subsidiaries that are not guarantors of our Senior Notes, or the Revolving Credit Facility have no obligation to pay amounts due on the Senior Notes, or the Revolving Credit Facility, or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required interest and principal payments on the Senior Notes, or our Revolving Credit Facility, or other indebtedness.

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

At December 31, 2024, approximately 65% of our employees were represented by labor unions under labor contracts with varying durations and expiration dates. Employees at our Trentwood and Newark facilities are represented by the USW under a single contract that extends through September 2025, with a separate agreement with the USW for another operation related to Trentwood. The collective bargaining agreements were renewed in February 2025 (see Note 18 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information). The USW also represents employees at six other facilities. As part of any labor negotiation, the future wages, healthcare benefits, and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations, and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all, or result in strikes, work stoppages, or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations, and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

Our participation in multiemployer union pension plans may have an adverse effect on our financial performance.

We participate in several multiemployer pension plans pursuant to our collective bargaining agreements. Our contribution amounts to these plans were established by collective bargaining and, along with benefit levels and related items, will be topics in our future collective bargaining negotiations. An employer that withdraws or partially withdraws from a multiemployer pension plan may incur a withdrawal liability for the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can increase the burden of the remaining participating employers to make up the funding shortfall, which could have an adverse effect on our financial position, results of operations, and cash flows. The increase or decrease in our contributions to these multiemployer pension plans will depend on our future collective bargaining, actions taken by trustees who manage the plans, actions of other participating employers, government regulations and the actual return on assets held in the plans, among other factors.

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our business, financial condition, results of operations or amount of pension funding contributions in future periods.

Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement and postemployment benefit plans, reductions in the fair value of plan assets and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with GAAP.

These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension or other postretirement and postemployment benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition” under caption “Critical Accounting Estimates and Policies – Pension and Other Postretirement and Postemployment Benefits” included in this Form 10-K, as well as Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plans.

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

Pursuant to agreements we have with the USW, the USW has the right, subject to certain limitations, to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2025. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW and the Company may extend the term of the agreement and its right to nominate board members beyond 2025.

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

We have accrued and will accrue for costs that are reasonably expected to be incurred based on available information with respect to permits, fines, penalties and expenses for alleged breaches of, and compliance activities associated with, environmental laws and regulations in connection with our existing operations and investigations and environmental cleanup activities with respect to certain of our former operations. However, actual costs could exceed accrued amounts, perhaps significantly, and such expenditures could occur sooner than anticipated, which could adversely affect our financial position, results of operations, and cash flows.

Additionally, we may be subject to new claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the cleanup of sites currently or formerly used by us or exposure of individuals to hazardous materials. New laws or regulations or changes to existing laws and regulations may also be enacted that increase the cost or complexity of compliance. Costs related to any new investigation, cleanup or other remediation, fines or penalties, resolution of third-party claims or compliance with new or amended laws and regulations, including enhanced permitting requirements, may be significant and could have an adverse effect on our financial position, results of operations, and cash flows.

Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations and could impact our supply chain and cost of material.

Laws enacted by government agencies, or policies of regulators, including the U.S. Environmental Protection Agency and the SEC, could regulate greenhouse gas emissions through cap-and-trade systems, carbon taxes, or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, make certain disclosures about emissions, which may be extensive, make significant capital investments, alter manufacturing practices or curtail production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have implemented and continue to consider various greenhouse gas regulation and reduction programs through legislative proposals, executive orders and ballot initiatives. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that have or may be imposed. While certain of our operations, including the melting of aluminum, require the use of natural gas to achieve the required temperatures, greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, any one of which could significantly increase our costs, reduce our competitiveness in the global economy or otherwise adversely affect our business, operations, or financial results.

Furthermore, regulations or other targets for greenhouse gas emissions reductions in the United States as well as other jurisdictions could impact the availability and price of energy and raw materials, which could ultimately lead to supply demand imbalances, higher costs and supply chain disruptions. Prolonged shortages or slowdowns could negatively impact our cost of goods and result in delays or non-delivery of shipments of our products. The future impact of these or other changes could be regulatory or voluntary and could impact our operations directly or indirectly through our customers or our supply chain. These potential impacts could have an adverse effect on our operations, financial position, results of operations, and cash flows.

Expectations relating to sustainability considerations expose us to potential liabilities, increased costs and reporting requirements, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and diversity, equity and inclusion. We make statements about our sustainability goals and initiatives through information provided on our website, press statements, and other communications, including through our Corporate Sustainability Report. Responding to these sustainability considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside our control. In addition, some of these parties may disagree with our goals and initiatives and their focus may change and evolve over time. We may also change our goals and initiatives due to a change in strategy, reduced relevance, or changing market conditions and we may take actions company parties view as contrary to such goals and initiatives. Parties also may have very different views on where sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international sustainability laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us that could materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

RISKS RELATED TO CYBERSECURITY AND PRIVACY.

We are subject to risks relating to our information technology systems and those of our third-party service providers.

We rely on information technology networks and systems to process, transmit and store electronic information, operate our business and communicate among our locations and with our customers, suppliers, and other interested parties. Many of these systems are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers. Such information technology systems are subject to: (i) interruption or damage from power outages; (ii) cybersecurity breaches and other types of unauthorized access and/or use; and (iii) cyberattacks in the form of computer viruses, worms, malicious computer programs, denial‑of‑service attacks and other illegal or illicit means. Cyberattack and security breach strategies and methods continue to evolve and become more sophisticated. In addition, due to the industry we serve, there is an increased risk of cyberattacks, phishing attacks, and other forms of information technology threats. Accordingly, preventing intrusions and detecting successful intrusions and defending against them continues to be more difficult and requires ever-increasing vigilance.

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

The review of cybersecurity risks and threats is integrated into our enterprise risk management (“ERM”). Our ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by our Chief Information Officer (“CIO”), who reports to our Executive Vice President and Chief Financial Officer. Management employs in-depth defense mechanisms throughout the enterprise. We regularly engage and consult with independent third-party consultants as part of our overall ERM, including penetration testing and periodic tabletop exercises to better prepare us for potential cyber threats. We also conduct annual information security training to educate employees and make them aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we take reasonable steps to provide our executive management and employees who may come into possession of confidential financial information with appropriate information security awareness training. In addition, we employ multi-factor authentication and vulnerability management to mitigate and/or prevent cybersecurity incidents.

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

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents involving us or third-parties, that have materially affected or are reasonably likely to materially affect the Company in 2024, including its business, strategy, results of operations, or financial condition. See “Item 1A. Risk Factors - Risks Related to Cybersecurity and Privacy” for additional information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. We also have a cyber risk insurance policy to help us mitigate risk exposure by offsetting costs involved with recovery and remediation in the event of a successful attack or other intrusion.

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

As described above, management is actively involved in assessing and managing the Company’s material cybersecurity risks. The CIO and the Director of Cybersecurity primarily lead these efforts. The CIO, reporting to the Company’s Executive Vice President and Chief Financial Officer, manages the global information technology and cybersecurity programs. The CIO holds bachelor’s and master’s degrees in business administration, specializing in information systems and quantitative methods from Loyola Marymount University. The CIO has over 25 years of information technology expertise with extensive experience in enterprise risk management, including analysis, development, evaluation, and testing of control objectives and procedures to mitigate risks. The Director of Cybersecurity oversees and helps to ensure appropriate capabilities and controls are implemented in the areas of network security, endpoint protection, data protection, incident response, identity, and access management. Additionally, in this role, the Director of Cybersecurity works closely with third-party security partners surrounding monitoring and incident response services.

Item 2. Properties

The following table provides information regarding the location, size, and ownership of our principal production facilities as of December 31, 2024:

Location	Square footage	Owned or Leased
Chandler, Arizona	98,000	Leased[1]
Chandler, Arizona	103,000	Leased[2]
Columbia, New Jersey	33,000	Owned
Florence, Alabama	249,000	Owned
Jackson, Tennessee	306,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario	306,000	Owned
Los Angeles, California	174,000	Owned
Heath, Ohio	1,284,000	Owned
Newburgh, Indiana	3,922,000	Owned/Leased[3]
Richland, Washington	63,000	Leased[4]
Richmond, Virginia	474,000	Owned
Sherman, Texas	311,000	Owned[5]
Spokane Valley, Washington	2,886,000	Owned/Leased[6]
Total	10,674,000

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
5.
During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas. See Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of our 2024 Restructuring Plan related to this facility.
6.
The Spokane Valley, Washington facilities consist of 2,765,000 square feet, owned by us, and 121,000 square feet, which is subject to a lease with a 2025 expiration date.

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

Holders

As of February 17, 2025, there were approximately 484 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 Index and (ii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2019 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the Russell 2000 Index and

the S&P SmallCap 600 Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Kaiser Aluminum Corporation
Russell 2000 Index
S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2024:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2024 - October 31, 2024	398	$68.93	—	$—	$93.1
November 1, 2024 - November 30, 2024	475	82.05	—	—	93.1
December 1, 2024 - December 31, 2024	2,442	71.30	—	—	93.1
Total	3,315	$72.56	—	$—	n/a

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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At December 31, 2024, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. For a detailed discussion of items impacting the year ended December 31, 2022, as well as a year‑to‑year comparison of our financial position and results of operations for the years ended December 31, 2023 and December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.

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

Results of Operations

Fiscal 2024 Summary

•
Net income of $46.8 million and Net income per diluted share of $2.87;
•
Net sales of $3.02 billion; Conversion Revenue of $1.46 billion;
•
Adjusted EBITDA of $216.5 million; Adjusted EBITDA Margin 14.9%;
•
Capital investment of $180.8 million, primarily driven by the fourth coating line investment at Warrick;
•
As of December 31, 2024, we had $571.8 million of combined cash and cash equivalents and net borrowing availability under our Revolving Credit Facility; and
•
We paid a total of approximately $50.7 million, or $3.08 per common share, in cash dividends to stockholders, including holders of restricted stock, and dividend equivalents to holders of certain restricted stock units during the year ended December 31, 2024.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Net Sales. The following table sets forth the 2024 and 2023 shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Year Ended December 31,
	2024		2023
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	245.2	$883.0	254.3	$899.3	(9.1)	(4%)	$(16.3)	(2%)
Packaging	592.7	1,260.9	612.4	1,315.2	(19.7)	(3%)	(54.3)	(4%)
GE Products	228.7	618.1	215.6	596.5	13.1	6%	21.6	4%
Automotive Extrusions	101.4	251.9	104.5	254.9	(3.1)	(3%)	(3.0)	(1%)
Other Products	4.3	10.1	9.6	21.1	(5.3)	(55%)	(11.0)	(52%)
Total	1,172.3	$3,024.0	1,196.4	$3,087.0	(24.1)	(2%)	$(63.0)	(2%)

The decrease in Net sales reflected a 24.1 million pound (2%) decrease in shipment volume while the average realized sales price per pound remained flat at $2.58 for the years ended 2024 and 2023.

COGS. COGS for 2024 totaled $2,691.1 million, or 89% of Net sales, compared to $2,754.9 million, or 89% of Net sales, in 2023. The decrease reflected the following (in millions of dollars):

	Year Ended December 31,
	2024	2023	Change	% Increase (Decrease)
Hedged cost of alloyed metal	$1,567.8	$1,621.1	$(53.3)	(3%)
Manufacturing costs	805.2	809.9	(4.7)	(1%)
Plant overhead	170.5	164.6	5.9	4%
Freight costs	91.6	103.3	(11.7)	(11%)
Other cost of products sold	56.0	56.0	—	0%
Total	$2,691.1	$2,754.9	$(63.8)	(2%)

Of the $53.3 million decrease in Hedged Cost of Alloyed Metal, $20.6 million was due to lower hedged metal cost and $32.7 million was due to lower shipment volume, as discussed above in “Net Sales.” The $11.7 million decrease in freight costs was primarily due to favorable shipping rates. The $4.7 million decrease in manufacturing costs was primarily driven by lower shipment volume and favorable impact of metal sourcing strategies partially offset by higher energy costs and higher hourly personnel costs. The $5.9 million increase in plant overhead was due to higher employee and employee-related costs for salaried operational personnel. Other cost of products sold remained flat as a result of increases in LIFO reserve expense and legacy environmental expenses offset by a decrease in major maintenance costs. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2024 and 2023.

Depreciation and Amortization. Depreciation and amortization for 2024 was $116.4 million compared to $108.6 million for 2023. The increase of $7.8 million was primarily attributable to various construction-in-progress projects related to manufacturing cost efficiency and capacity growth initiatives being placed in service.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $120.8 million in 2024 compared to $122.7 million in 2023. The decrease reflected the following (in millions of dollars):

	Year Ended December 31,
	2024	2023	Change	% Increase (Decrease)
Research and development costs	$2.2	$2.9	$(0.7)	(24%)
Employee costs	83.3	80.0	3.3	4%
Other selling, general and administrative costs	35.3	39.8	(4.5)	(11%)
Total	$120.8	$122.7	$(1.9)	(2%)

The $4.5 million decrease in other SG&A costs was due to: (i) a $2.9 million decrease in legal fees; (ii) a $1.2 million decrease in workers’ compensation expense; and (iii) a $0.7 million decrease in rent expense.

Restructuring Costs. Restructuring costs reflect the impacts of our restructuring plans initiated in 2024 and 2022. See Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding the restructuring plans.

Other Operating Charges, Net. Other operating charges, net, of $0.4 million for the year ended December 31, 2024 represented an impairment charge on land classified as held for sale.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Senior Notes and our Revolving Credit Facility, net of capitalized interest. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding interest expense, capitalized interest expense, and a discussion of our debt and credit facilities that were in effect during each of the years 2024 and 2023.

Other Income, Net. See Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for details.

Income Tax (Provision) Benefit. The income tax provision for 2024 was $16.7 million, resulting in an effective tax rate of 26.3%. The difference between the effective tax rate and the projected blended statutory tax rate for 2024 was primarily due to: (i) an increase of 5% related to an increase in the valuation allowance relating to certain state net operating losses and credits; and (ii) an increase of 4% related to non-deductible compensation expense, partially offset by (i) a decrease of 5% due to state net operating loss (“NOL”) carryforward expirations and tax rate true-ups in various states; and (ii) a decrease of 2% related to a Federal Research and Development credit.

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

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2024	2023
Net income	$46.8	$47.2
Interest expense	43.7	46.9
Other income, net	(19.5)	(7.4)
Income tax provision	16.7	9.1
Depreciation and amortization	116.4	108.6
Non-run-rate items:
Restructuring costs	7.6	5.0
Non-cash asset impairment charge	0.4	—
Environmental expenses[1]	4.4	0.2
Total non-run-rate items	12.4	5.2
Adjusted EBITDA	$216.5	$209.6

1.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information relating to environmental expenses.

Adjusted EBITDA for 2024 was $6.9 million higher than Adjusted EBITDA for 2023. Adjusted EBITDA for the year ended December 31, 2024 was impacted by: (i) improved product mix, partially offset by lower shipment volume; (ii) a decrease in freight costs; (iii) favorable impact of metal sourcing strategies; and (iv) lower major maintenance costs driven by timing of annual planned maintenance programs. This was partially offset by: (i) higher personnel costs and (ii) an increase in energy costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Year Ended December 31,
	2024		2023
Aero/HS Products:
Shipments (mmlbs)	245.2		254.3
	$	$ / lb	$	$ / lb
Net sales	$883.0	$3.60	$899.3	$3.54
Less: Hedged Cost of Alloyed Metal	(353.5)	(1.44)	(366.4)	(1.44)
Conversion Revenue	$529.5	$2.16	$532.9	$2.10

Packaging:
Shipments (mmlbs)	592.7		612.4
	$	$ / lb	$	$ / lb
Net sales	$1,260.9	$2.13	$1,315.2	$2.15
Less: Hedged Cost of Alloyed Metal	(770.9)	(1.30)	(812.0)	(1.33)
Conversion Revenue	$490.0	$0.83	$503.2	$0.82

GE Products:
Shipments (mmlbs)	228.7		215.6
	$	$ / lb	$	$ / lb
Net sales	$618.1	$2.70	$596.5	$2.77
Less: Hedged Cost of Alloyed Metal	(305.3)	(1.33)	(291.4)	(1.35)
Conversion Revenue	$312.8	$1.37	$305.1	$1.42

Automotive Extrusions:
Shipments (mmlbs)	101.4		104.5
	$	$ / lb	$	$ / lb
Net sales	$251.9	$2.48	$254.9	$2.44
Less: Hedged Cost of Alloyed Metal	(132.2)	(1.30)	(138.7)	(1.33)
Conversion Revenue	$119.7	$1.18	$116.2	$1.11

Other Products:
Shipments (mmlbs)	4.3		9.6
	$	$ / lb	$	$ / lb
Net sales	$10.1	$2.35	$21.1	$2.20
Less: Hedged Cost of Alloyed Metal	(5.9)	(1.37)	(12.6)	(1.31)
Conversion Revenue	$4.2	$0.98	$8.5	$0.89

Total:
Shipments (mmlbs)	1,172.3		1,196.4
	$	$ / lb	$	$ / lb
Net sales	$3,024.0	$2.58	$3,087.0	$2.58
Less: Hedged Cost of Alloyed Metal[1]	(1,567.8)	(1.34)	(1,621.1)	(1.35)
Conversion Revenue	$1,456.2	$1.24	$1,465.9	$1.23

1.
Hedged Cost of Alloyed Metal for 2024 and 2023 was comprised of $1,567.6 million and $1,599.7 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized losses upon settlement of $0.2 million and $21.4 million in 2024 and 2023, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income (Loss). See Note 8 of Notes to Consolidated Financial Statements included in this Form 10-K for the total realized (gain) loss on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2024	2023
Available cash and cash equivalents	$18.4	$82.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	553.4	516.7
Total liquidity	$571.8	$599.1

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of December 31, 2024 and December 31, 2023. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details.

We place our cash in bank deposits with high credit quality financial institutions. See Note 16 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding restricted cash at December 31, 2024.

We had no borrowings under our Revolving Credit Facility during the year ended December 31, 2024, and we had no outstanding borrowings under our Revolving Credit Facility as of December 31, 2023 after repaying borrowings of $215.1 million incurred during the year ended December 31, 2023. See “Sources of Liquidity” below for a further discussion of subsequent borrowing activity.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Year Ended December 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$167.1	$211.9
Investing activities	$(174.6)	$(128.2)
Financing activities	$(55.3)	$(54.3)

Cash provided by operating activities for the year ended December 31, 2024 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) an increase in inventory of $29.4 million, excluding LIFO impact, primarily driven by higher metal costs; (ii) an increase in contract assets of $14.9 million, primarily driven by timing of customer shipments; (iii) an increase in accounts payable of $14.1 million due to an increase in metal costs in addition to the timing of payments; and (iv) an increase in trade and other receivables of $4.4 million, primarily due to an increase in metal costs in addition to the timing of collections.

Cash provided by operating activities for the year ended December 31, 2023 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) a decrease in inventory of $47.2 million, excluding LIFO impact, primarily driven by improved inventory management and lower metal costs; (ii) a decrease in trade and other receivables of $33.1 million, primarily due to a decrease in metal costs in addition to the timing of collections; and (iii) a decrease in accounts payable of $43.0 million due to the timing of payments, in addition to a decrease in metal prices.

See Statements of Consolidated Cash Flows included in this Form 10-K for further details on our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and December 31, 2023.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, available credit under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Our Revolving Credit Facility and Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity to satisfy our foreseeable liquidity needs during the next 12 months, should we choose to do so, nor do we believe it is likely that during the next 12 months, we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.

At February 17, 2025, we had no outstanding borrowings under the Revolving Credit Facility after repaying borrowings of $37.3 million incurred subsequent to December 31, 2024. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. The costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the year ended December 31, 2024 constituted approximately 36% of our Net sales. See Note 1 and Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to these supply chain financing programs.

Material Cash Requirements

The discussion below summarizes our material cash requirements from significant contractual obligations, commercial commitments and off-balance sheet arrangements as of December 31, 2024.

Debt. As of December 31, 2024, we have outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.05 billion. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to the 4.625% Senior Notes maturing in 2028 (“4.625% Senior Notes”) and the 4.50% Senior Notes maturing in 2031 (“4.50% Senior Notes”). At December 31, 2024, future interest payments associated with our outstanding notes total $241.8 million, with $47.9 million payable within 12 months. We do not believe that covenants in the indenture governing the 4.625% Senior Notes and 4.50% Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Purchase Obligations. Cash outlays for purchase obligations consist primarily of commitments to purchase primary aluminum, recycled scrap aluminum, alloys, energy, and equipment. We have various contracts with suppliers of metals that require us to purchase minimum quantities of these metals in future years based primarily at the associated metal price at the time of payment. However, we believe the minimum required purchase quantities are lower than our current requirements for these metals. Physical delivery commitments with energy companies are in place to cover our exposure to fluctuations in utility prices and are based on fixed contractual rates and quantities. Equipment purchase obligations are based on scheduled payments to equipment manufacturers.

Leases. We have operating and finance leases for certain manufacturing facilities, warehouses, office space, equipment, and non-cancelable capital commitments. See Note 3 of Notes to Consolidated Financial Statements included in this Form 10-K for the maturity of our lease liabilities.

Deferred Compensation Plan Liability. As of December 31, 2024, we had deferred compensation plan liabilities for certain key employees, which were contingent upon investment performance, vesting and other eligibility requirements, including retirement dates. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for further information, including the total expense related to all benefit plans.

Revolving Credit Facility. We are required to pay a monthly commitment fee equal to 0.25% per annum of the unused commitments under the Revolving Credit Facility. No borrowings were outstanding under our Revolving Credit Facility as of December 31, 2024. Additionally, under our Revolving Credit Facility, we issue standby letters of credit to provide financial assurance of our payment of obligations, primarily related to workers’ compensation claims. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in April 2027. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information.

Uncertain Tax Liabilities. At December 31, 2024, we had uncertain tax positions which ultimately could result in tax payments. See Note 14 of Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Pension, OPEB, and Salaried VEBA. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the future net benefits we expect to pay with respect to our pension plans, OPEB, and our variable cash contributions to the Salaried VEBA. Additionally, we are required to pay $0.3 million in annual administrative fees related to the hourly VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents through September 2025.

Multiemployer Pension Plans. See Note 6 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the future contributions we expect to make under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. Additionally, in 2027 we expect to pay a partial withdrawal liability of approximately $4.6 million resulting from the exit of our soft alloy aluminum extrusion facility located in Sherman, Texas and the corresponding cessation of ongoing contributions to the multiemployer pension plan for those covered employees.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality, and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. A significant portion of our capital spending over the past several years are related to: (i) our investment in a fourth coating line at Warrick to increase our capacity for higher margin coated aluminum material for packaging applications and (ii) modernization projects at our Trentwood rolling mill, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at Trentwood. A significant portion of the Trentwood investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have and will allow us to gain incremental manufacturing capacity to enable future sales growth. Total capital expenditures were $180.8 million in 2024 and $143.2 million in 2023.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality, and increasing operating efficiencies. We anticipate total capital spending in 2025 of approximately $125.0 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, the availability of surplus and/or net profits, liquidity position, anticipated cash requirements, contractual restrictions under our Revolving Credit Facility, and the indentures for our Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 18 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding dividends declared during 2024 and 2023 and subsequent to December 31, 2024.

Repurchases of Common Stock

We are not obligated to repurchase any specific number of shares under our stock repurchase program. We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At December 31, 2024, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program. See our Statements of Consolidated Stockholders’ Equity included in this Form 10-K for information regarding minimum statutory tax withholding obligations arising during 2024 and 2023 in connection with the vesting of non-vested shares, restricted stock units, and performance shares.

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

Revenue Recognition

We decide at the outset of entering into contracts with customers whether our performance obligations as specified in these contracts are satisfied over time or at a point in time. To recognize revenue over time means that we will need to synchronize revenue recognition with progress toward completion of the performance obligation. If we have determined that revenue will be recognized over time for a specific customer order, the earliest point in our production process that we will recognize revenue will be the point that the product cannot be directed to another customer. In most cases, this happens at the time we begin to mold the ingot or billet, either by flat rolling the ingot or by extruding the billet through a die. For custom alloys, we would begin recognizing revenue over time at the point the custom alloy billet is cast. Approximately 77% of our business is recognized at a point in time with the remaining 23% recognized over time.

We follow the input method of recognizing revenue over time. Under this approach, revenue is recognized for products in production based on the cost incurred to date plus a reasonable margin. Cost incurred to date is based on resources consumed, labor hours expended, and other costs incurred relative to the total inputs expected in order to satisfy a performance obligation. Reasonable margins are estimated using an average margin of the respective production facility producing the product. For purposes of recognizing revenue over time on products that are in work‑in-process as of the period end, we make the assumption that the average margins at the respective production facilities are reasonably close to the individual product margins that are in work‑in-process.

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. A change in our estimated average margins by 5% would have had an impact of approximately $0.1 million to Net income for the year ended December 31, 2024.

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

Making estimates of possible incremental environmental remediation costs is subject to inherent uncertainties. In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such an event, ASC 450, Contingencies requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our accruals, our future results from operations could be materially affected. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $13.4 million over the remediation period. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K for additional discussion of these matters.

Pension and Other Postretirement and Postemployment Benefits

Liabilities and expenses for pension and other postretirement and postemployment benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return (“LTRR”) on plan assets and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age and mortality). The most significant assumptions used in determining the estimated year-end obligations include the assumed discount rate and the LTRR.

In addition to the above assumptions used in the actuarial valuations, changes in plan provisions could also have a material impact on the net funded status of our pensions and other postretirement and postemployment benefits. Additionally, our obligation to the Salaried VEBA is to pay an annual variable contribution amount based on the level of our cash flow. The funding status of the Salaried VEBA has no impact on our annual variable contribution amount. We have no control over any aspect of the Salaried VEBA plan. We rely on information provided to us by the Salaried VEBA administrator with respect to specific plan provisions such as annual benefits expected to be paid. See Note 5 of Notes to Consolidated Financial Statements included in this Report for additional information on our benefit plans.

Since the recorded obligation represents the present value of expected postretirement and postemployment benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligation to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligation to decline.

The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plan). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy postretirement and OPEB obligations to increase, yielding a reduced net expense of these obligations in future years. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy postretirement and OPEB obligations and, thus, cause the net expense of these obligations to increase in future years. A change in plan provisions could cause the estimated obligations to change. An increase in annual benefits expected to be paid would increase the estimated present value of the obligations and conversely, a decrease in annual benefits expected to be paid would decrease the estimated present value of the obligations.

The impact on the combined pension and other postretirement and OPEB liabilities of a change in the weighted average discount rate of 0.25% would be approximately $3.3 million as of December 31, 2024 and would impact pretax earnings in 2025 by approximately $0.4 million. A change in the assumption for the weighted average expected long-term rate of return on plan assets of 0.25% would impact pretax earnings by approximately $0.2 million for 2025.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with Note 8 and Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K. Our operating results are sensitive to changes in the prices of primary aluminum, certain alloying metals, natural gas, electricity, foreign currency, and also depend to a significant degree upon the volume and mix of products sold to customers. We have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process, and to mitigate our exposure to changes in energy prices.

Aluminum

In 2024 and 2023, settlements of derivative contracts were for 154.9 million pounds and 207.5 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At December 31, 2024, we had derivative contracts with respect to approximately 46.8 million pounds and 0.5 million pounds to hedge sales to be made in 2025 and 2026, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of December 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.7 million and $6.3 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. In addition, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of December 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.0 million and $1.4 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of December 31, 2024, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of copper and zinc by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of December 31, 2024 and December 31, 2023, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.9 million and $0.8 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $2.8 million and $3.4 million as of December 31, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. As of December 31, 2024, we had no outstanding electricity derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $0.3 million as of December 31, 2023, with corresponding changes to the net fair value of our electricity derivative positions.

Foreign Currency

As of December 31, 2024, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.8 million and $1.9 million as of December 31, 2024 and December 31, 2023, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2024 and December 31, 2023 would have resulted in an annual operating cost impact of $2.8 million and $2.7 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Kaiser Aluminum Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition — Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it fulfills its performance obligations and transfers control of products to its customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over time. In general, revenue recognized over time primarily relates to the Company’s Aero/HS Products and Automotive Extrusions end markets, with the revenue for the remainder of its products recognized at a point in time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using the cost incurred to date plus an estimate of reasonable margin.

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
o
We tested that the revenue associated with work-in-process and finished goods inventory was properly recognized at December 31, 2024.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

We have served as the Company's auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18.4	$82.4
Receivables:
Trade receivables, net	319.7	325.2
Other	22.0	12.4
Contract assets	73.4	58.5
Inventories	503.9	477.2
Prepaid expenses and other current assets	39.0	34.5
Total current assets	976.4	990.2
Property, plant and equipment, net	1,161.2	1,052.1
Operating lease assets	27.2	32.6
Deferred tax assets, net	7.2	6.0
Intangible assets, net	45.5	50.0
Goodwill	18.8	18.8
Other assets	78.6	117.7
Total assets	$2,314.9	$2,267.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266.9	$252.7
Accrued salaries, wages and related expenses	54.3	53.0
Other accrued liabilities	79.4	64.3
Total current liabilities	400.6	370.0
Long-term portion of operating lease liabilities	25.2	29.2
Pension and OPEB	71.4	76.8
Net liabilities of Salaried VEBA	—	3.8
Deferred tax liabilities	24.1	13.9
Long-term liabilities	84.0	81.7
Long-term debt, net	1,041.6	1,039.8
Total liabilities	1,646.9	1,615.2
Commitments and contingencies – Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2024 and December 31, 2023; no shares were issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2024 and December 31, 2023; 22,931,184 shares issued and 16,095,898 shares outstanding at December 31, 2024; 22,851,077 shares issued and 16,015,791 shares outstanding at December 31, 2023	0.2	0.2
Additional paid in capital	1,117.0	1,104.7
Retained earnings	6.2	10.1
Treasury stock, at cost, 6,835,286 shares at both December 31, 2024 and December 31, 2023	(475.9)	(475.9)
Accumulated other comprehensive income	20.5	13.1
Total stockholders’ equity	668.0	652.2
Total liabilities and stockholders' equity	$2,314.9	$2,267.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In millions of dollars, except share and per share amounts)
Net sales	$3,024.0	$3,087.0	$3,427.9
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	2,691.1	2,754.9	3,180.2
Depreciation and amortization	116.4	108.6	106.9
Selling, general, administrative, research and development	120.8	122.7	110.9
Goodwill impairment	—	—	20.5
Restructuring costs	7.6	5.0	2.2
Other operating charges, net	0.4	—	3.2
Total costs and expenses	2,936.3	2,991.2	3,423.9
Operating income	87.7	95.8	4.0
Other (expense) income:
Interest expense	(43.7)	(46.9)	(48.3)
Other income, net – Note 13	19.5	7.4	6.4
Income (loss) before income taxes	63.5	56.3	(37.9)
Income tax (provision) benefit	(16.7)	(9.1)	8.3
Net income (loss)	$46.8	$47.2	$(29.6)

Net income (loss) per common share:
Basic	$2.91	$2.95	$(1.86)
Diluted	$2.87	$2.92	$(1.86)
Weighted-average number of common shares outstanding (in thousands):
Basic	16,069	15,991	15,906
Diluted	16,319	16,131	15,906

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In millions of dollars)
Net income (loss)	$46.8	$47.2	$(29.6)
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit plans	8.1	8.2	24.2
Cash flow hedges	(0.7)	1.7	(17.3)
Other comprehensive income, net of tax	7.4	9.9	6.9
Comprehensive income (loss)	$54.2	$57.1	$(22.7)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2021	15,865,118	$0.2	$1,078.9	$93.0	$(475.9)	$(3.7)	$692.5
Net loss	—	—	—	(29.6)	—	—	(29.6)
Other comprehensive income, net of tax	—	—	—	—	—	6.9	6.9
Common shares issued (including impacts from Long-Term Incentive programs)	107,494	—	0.6	—	—	—	0.6
Cancellation of shares to cover employees' tax withholdings upon vesting of non-vested shares	(31,856)	—	(2.8)	—	—	—	(2.8)
Cash dividends declared[1]	—	—	—	(50.1)	—	—	(50.1)
Amortization of unearned equity compensation	—	—	13.7	—	—	—	13.7
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Net income	—	—	—	47.2	—	—	47.2
Other comprehensive income, net of tax	—	—	—	—	—	9.9	9.9
Common shares issued (including impacts from Long-Term Incentive programs)	98,292	—	0.7	—	—	—	0.7
Cancellation of shares to cover tax withholdings upon common shares issued	(23,257)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[1]	—	—	—	(50.4)	—	—	(50.4)
Amortization of unearned equity compensation	—	—	15.4	—	—	—	15.4
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Net income	—	—	—	46.8	—	—	46.8
Other comprehensive income, net of tax	—	—	—	—	—	7.4	7.4
Common shares issued (including impacts from Long-Term Incentive programs)	107,017	—	0.6	—	—	—	0.6
Cancellation of shares to cover tax withholdings upon common shares issued	(26,910)	—	(2.1)	—	—	—	(2.1)
Cash dividends declared[1]	—	—	—	(50.7)	—	—	(50.7)
Amortization of unearned equity compensation	—	—	13.8	—	—	—	13.8
BALANCE, December 31, 2024	16,095,898	$0.2	$1,117.0	$6.2	$(475.9)	$20.5	$668.0

1.
Dividends declared per common share were $3.08 for each of the years ended December 31, 2024, 2023, and 2022.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income (loss)	$46.8	$47.2	$(29.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	111.9	103.3	97.6
Amortization of definite-lived intangible assets	4.5	5.3	9.3
Amortization of debt premium and debt issuance costs	2.3	2.2	2.3
Deferred income taxes	6.8	7.5	(12.0)
LIFO valuation inventory expense	3.5	1.0	22.0
Non-cash equity compensation	14.4	16.1	14.3
Non-cash asset impairment charges[2]	3.6	—	23.7
Gain on disposition of property, plant and equipment	(3.3)	(13.8)	(6.0)
Gain on reimbursement on certain machinery and equipment – Note 13	—	—	(6.0)
Bad debt expense	0.3	—	—
Non-cash postretirement and postemployment defined benefit plan cost	9.0	13.4	13.1
Changes in operating assets and liabilities:
Trade and other receivables	(4.4)	33.1	15.0
Contract assets	(14.9)	0.1	4.6
Inventories (excluding LIFO adjustments)	(29.4)	47.2	(142.8)
Prepaid expenses and other current assets	(9.6)	(2.8)	(1.5)
Accounts payable	14.1	(43.0)	(61.2)
Accrued liabilities	10.0	6.6	4.4
Annual variable cash contributions to Salaried VEBA	(1.1)	—	—
Long-term assets and liabilities, net	2.6	(11.5)	(10.3)
Net cash provided by (used in) operating activities	167.1	211.9	(63.1)
Cash flows from investing activities[1]:
Capital expenditures	(180.8)	(143.2)	(142.5)
Purchase of equity securities	(0.1)	(0.3)	(0.3)
Proceeds from sale of equity securities	0.3	0.1	—
Proceeds from reimbursement on certain machinery and equipment – Note 13	—	—	6.0
Proceeds from disposition of property, plant and equipment	6.0	15.2	11.0
Net cash used in investing activities	(174.6)	(128.2)	(125.8)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	—	215.1	—
Repayment of borrowings under the Revolving Credit Facility	—	(215.1)	—
Cash paid for debt issuance costs	—	—	(1.8)
Repayment of finance lease	(2.5)	(2.1)	(2.1)
Cancellation of shares to cover tax withholdings upon common shares issued	(2.1)	(1.8)	(2.8)
Cash dividends and dividend equivalents paid	(50.7)	(50.4)	(50.1)
Net cash used in financing activities	(55.3)	(54.3)	(56.8)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(62.8)	29.4	(245.7)
Cash, cash equivalents and restricted cash at beginning of period	100.7	71.3	317.0
Cash, cash equivalents and restricted cash at end of period	$37.9	$100.7	$71.3

1.
See Note 16 for supplemental disclosure of cash flow information.
2.
Non-cash asset impairment charges for the year ended December 31, 2024 are comprised of: (i) a $3.2 million inventory write-down related to certain alloying metals and (ii) a $0.4 million impairment charge on land held for sale. Non-cash asset impairment charges for the year ended December 31, 2022 are comprised of: (i) a $20.5 million goodwill impairment charge and (ii) a $3.2 million other operating charge primarily due to the impairment of a favorable commodity contract intangible asset (see Note 4).

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

Supply Chain Financing. We have several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, we account for these transactions as a sale (see Note 13).

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

Goodwill is tested for impairment during the fourth quarter on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Our policy around goodwill impairment testing permits us to perform a qualitative assessment or a quantitative goodwill impairment test. If a qualitative assessment is performed, we are not required to perform the quantitative goodwill impairment test unless we determine that, based on that qualitative assessment, it is more likely than not that our fair value is less than the carrying value. We performed our annual testing of goodwill impairment by applying the qualitative assessment as of October 1, 2024. For the current year evaluation, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment. The results of the qualitative assessment indicated that it is not more likely than not that the fair values of our reporting units were less than the carrying value.

Intangible asset fair values and useful lives are determined using the income approach valuation methodology. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash flow projections are based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, long‑term forecasts of the business, market prices, projected cash flows and the rate used in discounting those cash flows. Intangible assets

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. See Note 4 for discussion on goodwill and intangible assets.

For a majority of our remaining non-financial assets and liabilities, which include inventories, debt issuance costs, and property, plant and equipment, we are not required to measure their fair value on a recurring basis. However, if certain triggering events occur, an evaluation of the affected non-financial asset or liability will be required, which could result in a reduction to the carrying amount of such asset or liability. See “Property, Plant and Equipment, Net” below for a discussion of impairment charges on long-lived physical assets. See Note 9 for the fair value of our Long-term debt, net.

Government Grants. From time to time, we receive grants from certain governmental agencies such as states and municipalities. We recognize government grants when we have reasonable assurance that we will comply with any conditions attached to the grant and the grant will be received. Government grants related to property, plant and equipment are presented as a reduction to the related asset’s carrying amount. Grants related to compensation for expenses already incurred or for immediate financial support with no future related costs are recognized as income in the period in which they are receivable. The following table presents the total government assistance recognized during the year ended December 31, 2024 (in millions of dollars):

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

Cash and Cash Equivalents. We consider only those short-term, highly liquid investments which, when purchased, have maturities of 90 days or less to be cash equivalents. Our cash equivalents consist primarily of funds in money market deposit accounts.

Restricted Cash. We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash (see Note 16). From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 90 days. For the majority of our receivables, we establish an allowance for credit losses based upon collection experience and other factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates, and collateral exposures. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, an allowance for credit losses is established against amounts due, to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment. Write-offs for 2024, 2023, and 2022 were immaterial to our consolidated financial statements.

Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process, and raw material inventories are stated on the LIFO basis. At December 31, 2024 and December 31, 2023, the cost of our inventory on a FIFO basis, which approximates the current replacement cost, exceeded its stated LIFO value by $96.8 million and $56.0 million, respectively. Other inventories are stated on the FIFO basis and consist of operating supplies, which are materials and supplies to be consumed during the production process. Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs, and spoilage, are accounted for as current period charges. See Note 2 for the components of inventories.

Replacement Parts. Replacement parts consist of equipment spare parts, which are stated on the FIFO basis. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether the expected utilization of the replacement parts is to occur within the next 12 months.

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

We recorded an impairment charge of $0.4 million on land classified as held for sale during 2024. There were no impairment charges in 2023 and 2022. Asset impairment charges are included in Other operating charges, net, in our Statements of Consolidated Income (Loss).

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

We have lease agreements with lease and non-lease components, which are generally accounted for separately. These non-lease components include items such as common area maintenance, taxes, and insurance for our real estate leases, as well as maintenance charges related to our equipment leases. We have, however, applied the practical expedient within ASC No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification, to not separate lease and non-lease components to our embedded supply system equipment leases and have therefore accounted for both lease and non‑lease components in determining the lease assets and liabilities.

Many of our equipment leases contain clauses that require us to return the equipment with certain functionality intact. We account for these costs as residual value guarantees when the guarantee becomes probable of being owed. Our lease agreements do not contain any material restrictive covenants.

Derivative Financial Instruments. Consistent with guidelines established by management and approved by our Board of Directors, we use derivative financial instruments to mitigate our exposure to changes in the market price of aluminum, certain alloying metals, energy, and foreign currency exchange rates. We do not use derivative financial instruments for trading or other speculative purposes. Hedging transactions are executed centrally on behalf of all of our operations to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors.

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

Self-Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure the majority of the costs of workers’ compensation benefits and employee healthcare benefits and rely on insurance coverage to protect us from large losses on individual claims. Workers’ compensation liabilities are based on a combination of estimates for incurred-but-not-reported claims and the ultimate expense of incurred claims. Such estimates are based on judgment, using our historical claims data and information and analysis provided by actuarial and claims advisors, our insurance carriers, and other professionals. Accrued liabilities for employee healthcare benefits, which are estimates of unpaid incurred medical and prescription drug costs as provided by our healthcare administrators, were $7.8 million and $7.7 million at December 31, 2024 and December 31, 2023, respectively.

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

For the majority of our business, contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are short-term in nature, although they may reference a longer term “blanket purchase order” or a “terms and conditions” agreement, both of which may span multiple years. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on shipping terms. For contracts recognized over time, control transfer occurs incrementally during our production process as progress is made on fulfilling the performance obligation. We use the input method of determining our progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. We believe the input method more accurately reflects the transfer of control as it represents the best information available of work completed to date for which we have an enforceable right to payment. For products in production, we recognize revenue using estimates of the cost incurred to date plus a reasonable margin. As the duration of our contracts for accounting purposes is typically less than one year, we do not present quantitative information about the aggregate transaction price allocated to unsatisfied performance obligations at the end of the reporting period.

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

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2024 and 2023 were $0.4 million and $0.1 million, respectively. We had no advertising costs in 2022.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs, inclusive of personnel costs, for 2024, 2023, and 2022 were $12.0 million, $11.1 million and $9.3 million, respectively.

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

Adoption of New Accounting Pronouncements

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily requires enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required for public entities with a single reportable segment. There were no material impacts on our consolidated financial statements resulting from our adoption of ASU 2023-07. See Note 17 for the required disclosures related to our adoption of ASU 2023-07.

Accounting Pronouncements Issued But Not Yet Adopted

Disclosure Improvements. In October 2023, the FASB issued ASU No. 2023-06 (“ASU 2023-06”), Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The guidance amends GAAP to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of the related disclosure becomes effective. If by June 30, 2027, the SEC does not remove the related disclosure, the pending amendment will be removed from ASC 2023-06 and it will not be effective. We do not expect this ASU to have a material impact on our consolidated financial statements.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is primarily intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2025 and do not expect this ASU to have a material impact on our consolidated financial statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance requires additional, disaggregated disclosure about certain income statement expense line items. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2024-03 in the fourth quarter of fiscal 2027 and continue to evaluate the disclosure requirements related to the new standard.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2024	2023
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$320.5	$325.8
Allowance for doubtful receivables	(0.8)	(0.6)
Trade receivables, net	$319.7	$325.2

Inventories
Finished products	$103.7	$89.3
Work-in-process	193.3	210.8
Raw materials	192.8	161.5
Operating supplies	14.1	15.6
Inventories	$503.9	$477.2

Property, Plant and Equipment, Net
Land and improvements	$37.2	$38.0
Buildings and leasehold improvements	256.3	238.4
Machinery and equipment [1]	1,337.4	1,265.3
Construction in progress	297.5	173.7
Property, plant and equipment, gross	1,928.4	1,715.4
Accumulated depreciation and amortization	(767.5)	(663.7)
Land held for sale	0.3	0.4
Property, plant and equipment, net	$1,161.2	$1,052.1

Other Assets
Assets to be conveyed associated with Warrick acquisition [1]	$18.3	$56.8
Restricted cash – Note 16	19.5	18.3
Long-term replacement parts	18.3	16.7
Other	22.5	25.9
Other assets	$78.6	$117.7
.
Other Accrued Liabilities
Uncleared cash disbursements	$24.5	$15.7
Accrued income taxes and other taxes payable	11.2	9.5
Accrued annual contribution to Salaried VEBA – Note 5	0.7	1.1
Accrued interest	9.9	9.9
Short-term environmental accrual – Note 10	0.7	2.8
Current operating lease liabilities – Note 3	6.3	8.0
Current finance lease liabilities – Note 3	2.4	2.1
Current deferred compensation plan liabilities - Note 5	6.7	0.4
Other – Note 8	17.0	14.8
Other accrued liabilities	$79.4	$64.3

Long-Term Liabilities
Workers' compensation accrual	$26.8	$29.9
Long-term environmental accrual – Note 10	17.7	14.2
Other long-term liabilities	39.5	37.6
Long-term liabilities	$84.0	$81.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
During the year ended December 31, 2024, $38.5 million of certain assets associated with our acquisition of Warrick were conveyed to us and placed in service. At December 31, 2024, such assets are presented within Machinery and equipment.

3. Leases

The following table summarizes key finance and operating lease terms and discount rates:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Finance leases	36.9	38.8
Operating leases	8.9	8.9
Weighted-average discount rate:
Finance leases	5.40%	5.31%
Operating leases	4.69%	4.35%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Description	Classification	2024	2023
Operating lease assets	Operating lease assets	$27.2	$32.6
Finance lease assets	Property, plant and equipment, net	$14.8	$14.3

Current operating lease liabilities	Other accrued liabilities	$6.3	$8.0
Non-current operating lease liabilities	Long-term portion of operating lease liabilities	$25.2	$29.2
Total operating lease liabilities		$31.5	$37.2

Current finance lease liabilities	Other accrued liabilities	$2.4	$2.1
Non-current finance lease liabilities	Long-term liabilities	$13.0	$12.9
Total finance lease liabilities		$15.4	$15.0

The following table summarizes the components of lease cost in our Statements of Consolidated Income (Loss) (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$10.2	$11.6	$12.1
Short-term lease cost	4.0	4.3	4.3
Finance lease cost:
Amortization of leased assets	2.4	2.4	2.5
Interest on lease liabilities	0.8	0.7	0.3
Total lease cost	$17.4	$19.0	$19.2

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity of our lease liabilities as of December 31, 2024 (in millions of dollars):

	Finance Leases	Operating Leases
2025	$3.1	$7.6
2026	2.5	5.1
2027	1.5	4.2
2028	1.0	3.8
2029	0.7	3.7
Thereafter	26.3	15.6
Total minimum lease payments	$35.1	$40.0
Less: interest	(19.7)	(8.5)
Present value	$15.4	$31.5

4. Goodwill and Intangible Assets

Goodwill. We identified no indicators of goodwill impairment during the years ended December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, we recognized an impairment charge of $20.5 million within Operating income in the Statements of Consolidated Income (Loss) related to Warrick. As goodwill is deductible for tax purposes, the deferred tax effects were included in the impairment charge and income tax provision.

The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2024	2023
Gross carrying value[1]	$57.7	$57.7
Accumulated impairment loss[1]	(38.9)	(38.9)
Net carrying value	$18.8	$18.8
1.
The gross carrying value and accumulated impairment loss excludes $25.2 million of goodwill recorded in conjunction with our acquisition of IMT.

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization by major intangible asset class (in millions of dollars, except amortization periods):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2024
Customer relationships	19	$68.1	$(30.3)	$37.8
Trade name	10	2.4	(1.5)	0.9
Non-compete agreement	5	5.4	(5.4)	—
Favorable lease contracts	120	7.0	(0.2)	6.8
Total	26	$82.9	$(37.4)	$45.5
As of December 31, 2023
Customer relationships	19	$68.1	$(26.1)	$42.0
Trade name	10	2.4	(1.2)	1.2
Non-compete agreement	5	5.4	(5.4)	—
Favorable lease contracts	120	7.0	(0.2)	6.8
Total	26	$82.9	$(32.9)	$50.0

We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, we impaired the remaining book value of our favorable commodity contracts intangible asset as the supplier associated with the intangible asset ceased all deliveries of magnesium to us and provided no indication of

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when or if deliveries would resume over the remainder of the contract. The impairment charge of $3.1 million was included within Other operating charges, net, in our Statements of Consolidated Income (Loss).

Amortization expense relating to definite-lived intangible assets was $4.5 million, $5.3 million and $9.3 million for 2024, 2023, and 2022, respectively. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2024 (in millions of dollars):

2025	$4.5
2026	4.5
2027	4.5
2028	4.4
2029	4.1
Thereafter	23.5
Total	$45.5

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

Deferred Compensation Plan

We sponsor a non-qualified, unfunded, unsecured plan of deferred compensation for certain employees who would otherwise suffer a loss of benefits under our defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986. Despite the plan being an unfunded plan, we make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are held in various investment funds at certain registered investment companies (see discussion below in “Fair Value of Plan Assets”) and are at all times subject to the claims of our general creditors. No participant has a claim to any assets of the trust; however, participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Offsetting liabilities relating to the deferred compensation plan are included within Other accrued liabilities and Long-term liabilities. Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other income, net (see Note 13).

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

We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million annually to the Salaried VEBA. The Salaried VEBA assets are invested in various managed funds based on information we received from the trustee of the Salaried VEBA. Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at the accrual date for actuarial purposes. We determined that in the first quarter of 2025 we will pay approximately $0.7 million with respect to 2024. During the first quarter of 2024, we paid $1.1 million with respect to 2023. Such amounts were recorded within Other accrued liabilities (see Note 2). We account for the Salaried VEBA as a defined benefit plan in our financial statements using a December 31 measurement date.

Key Assumptions. The following table presents the weighted average assumptions used to determine benefit obligations:

	Pension Plans[1]		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2024	2023	2024	2023	2024	2023
Discount rate	5.54%	4.95%	5.48%	4.92%	5.40%	4.89%
Rate of compensation increase	2.56%	2.63%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.

The following table presents the weighted average assumptions used to determine net periodic postretirement and postemployment benefit cost:

	Pension Plans[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.19%	2.90%	4.92%	5.14%	2.64%	4.89%	5.10%	2.49%
Expected long-term return on plan assets[2]	6.31%	6.33%	6.02%	—%	—%	—%	5.75%	5.75%	5.50%
Rate of compensation increase	2.56%	2.63%	2.69%	—%	—%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.
2.
The expected long-term rate of return assumption for the Salaried VEBA is based on the targeted investment portfolios provided to us by the trustee of the Salaried VEBA.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In measuring the expected cost of benefits covered by our OPEB plan, we estimate a healthcare cost trend rate representing the annual rates of change in the costs of the healthcare benefits currently provided by the OPEB plan. The 2024 actuarial valuation assumed a 7.7% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing until reaching 4.5% in 2038.

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our pension plans, OPEB, and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Obligation at beginning of year	$30.5	$18.8	$68.8	$66.4	$46.9	$58.9
Foreign currency translation adjustment	(0.5)	0.2	—	—	—	—
Service cost	3.6	3.8	1.1	1.1	—	—
Interest cost	1.6	1.3	3.3	3.4	2.2	2.9
Prior service cost (credit)[1]	2.2	6.6	—	—	—	(8.8)
Actuarial (gain) loss[2]	(1.6)	0.2	(6.8)	(0.7)	(1.4)	0.4
Plan participants contributions	0.1	0.1	0.2	0.1	—	—
Benefits paid	(0.7)	(0.5)	(1.9)	(1.5)	(4.8)	(6.5)
Settlements[3]	(4.5)	—	—	—	—	—
Obligation at end of year[4]	30.7	30.5	64.7	68.8	42.9	46.9
Change in plan assets:
Fair market value of plan assets at beginning of year	20.5	14.9	—	—	43.1	42.4
Foreign currency translation adjustment	0.3	0.2	—	—	—	—
Actual return on assets	0.9	1.4	—	—	3.9	6.1
Plan participants contributions	0.1	0.1	0.2	0.1	—	—
Company contributions	5.9	4.4	1.7	1.4	0.7	1.1
Benefits paid	(0.7)	(0.5)	(1.9)	(1.5)	(4.8)	(6.5)
Settlements[3]	(4.5)	—	—	—	—	—
Fair market value of plan assets at end of year	22.5	20.5	—	—	42.9	43.1
Net funded status[5]	$(8.2)	$(10.0)	$(64.7)	$(68.8)	$—	$(3.8)
Cumulative gain (loss) recognized in Accumulated other comprehensive income:
Accumulated net actuarial gain	$4.2	$1.3	$23.1	$17.4	$8.2	$5.2
Prior service cost	(7.6)	(6.1)	—	—	(14.3)	(16.0)
Total	$(3.4)	$(4.8)	$23.1	$17.4	$(6.1)	$(10.8)

1.
The prior service cost relating to our pension plans in 2024 resulted from an amendment to the Kaiser Aluminum Warrick pension plan clarifying certain plan provisions going back to the date of our acquisition of Warrick. The prior service cost relating to our pension plans in 2023 resulted from a new four-year collective bargaining agreement with the USW Local 104. In connection with the agreement, we amended the Kaiser Aluminum Warrick pension plan to increase certain pension benefits for covered plan participants. The prior service credit relating to the Salaried VEBA in 2023 resulted from a decrease in the annual healthcare reimbursement benefit for plan participants.
2.
The actuarial gain relating to our pension plans in 2024 was comprised of a $2.2 million gain due to a change in the discount rate, partially offset by a $0.3 million loss due to changes in census information and a $0.3 million loss recognized in conjunction with a group annuity purchase. The actuarial loss relating to our pension plans in 2023 was comprised of a $0.5 million loss due to a change in the discount rate and a $0.3 million gain due to changes in census information. The actuarial gain relating to the OPEB in 2024 was comprised of a $6.5 million gain due to changes in census information, a $3.3 million gain due to a change in the discount rate, a $3.2 million gain due to a change in morbidity assumptions, a $3.3 million loss due to a change in the trend rate assumption, and a $2.9 million loss due to a change in the projected depletion year. The actuarial gain relating to the OPEB in 2023 was comprised of a $2.7 million gain due to a change in the projected depletion year, a $2.5 million gain due to changes in census information, a $3.1 million loss due to a change in the trend rate assumption, and a $1.4 million loss due to a change in the discount rate. The actuarial gain relating to the Salaried VEBA in 2024 was comprised of a $1.4 million gain due to a change in the discount rate, a $0.1 million gain due to changes in census information, and a $0.1 million loss due to a change in the trend rate assumption.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actuarial loss relating to the Salaried VEBA in 2023 was comprised of a $0.7 million loss due to a change in the discount rate and a $0.3 million gain due to changes in census information.
3.
In the fourth quarter of 2024, we entered into a group annuity purchase agreement under which approximately $4.5 million of obligations for certain participants of the Kaiser Aluminum Canada Limited Retirement Plan for Salaried Employees were transferred to an insurance company. The annuitization was funded through existing plan assets and does not change the amount of the monthly pension benefits received by the affected participants.
4.
For the pension plans, the benefit obligation is the projected benefit obligation. For the Salaried VEBA and OPEB, the benefit obligation is the APBO.
5.
At December 31, 2024, Net funded status relating to the pension plans consisted of $1.6 million within Other assets and $9.8 million within Pension and OPEB on our Consolidated Balance Sheets. At December 31, 2023, Net funded status relating to the pension plans consisted of $1.3 million within Other assets and $11.3 million within Pension and OPEB on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2024, $3.1 million was included within Accrued salaries, wages and related expenses and $61.6 million was included within Pension and OPEB on our Consolidated Balance Sheets. Of the Net funded status relating to the OPEB at December 31, 2023, $3.3 million was included within Accrued salaries, wages and related expenses and $65.5 million was included within Pension and OPEB on our Consolidated Balance Sheets. Net funded status relating to the Salaried VEBA at December 31, 2024 and December 31, 2023 was included within Net liabilities of Salaried VEBA on our Consolidated Balance Sheets.

The accumulated benefit obligation for the pension plans was $29.8 million and $29.6 million at December 31, 2024 and December 31, 2023, respectively. We expect to contribute $4.5 million to the pension plans in 2025.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2025	2026	2027	2028	2029	2030-2034
Pension benefit payments	$0.7	$0.9	$1.1	$1.3	$1.7	$11.7
Salaried VEBA benefit payments[1]	5.3	5.1	4.9	4.6	4.3	16.9
OPEB payments	3.1	3.8	4.4	5.1	5.8	34.8
Total	$9.1	$9.8	$10.4	$11.0	$11.8	$63.4

1.
Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA trustees and will be paid out of the Salaried VEBA plan assets. We have an ongoing obligation to make variable cash contributions to the Salaried VEBA, up to a maximum of $2.9 million annually based on our cash flow.

Plan Assets. The fundamental goal underlying our pension plan investment policy is to ensure that the assets of the plans are invested in a prudent manner to earn a rate of return over time to meet the obligations of the plans as these obligations come due. Risk management practices include diversification across asset classes and periodic rebalancing toward established asset allocation targets. Our investment policy permits variances from the targets within certain parameters.

The following table presents the weighted-average target and actual asset class allocations for our pension plans:

Asset class	2024 Target allocation	As of December 31, 2024
Equities	56%	55%
Fixed income	38%	38%
Real estate investments	5%	6%
Cash and short-term investments	1%	1%

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

The following table presents the fair value of plan assets at December 31, 2024 and 2023, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	December 31, 2024	December 31, 2023
Plan Assets in the Fair Value Hierarchy:	Level 1
Salaried VEBA – Equity investment funds in registered investment companies[1]	$25.2	$25.5
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	16.8	16.5
Salaried VEBA – Cash and money market investments	0.2	—
Pension plans – Diversified investment funds in pooled separate accounts[3]	17.1	11.2
Pension plans – Diversified investment funds in registered investment companies[4]	5.4	9.3
Deferred compensation program – Diversified investment funds in registered investment companies[4]	11.9	11.1
Total plan assets in the fair value hierarchy	$76.6	$73.6

1.
Equity investment funds in registered investment companies. This category represents investments in equity funds.
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
3.
Diversified investment funds in pooled separate accounts. The plan assets are invested in various pooled separate accounts that hold a diversified portfolio of: (i) equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations; (ii) fixed income securities such as corporate bonds and government bonds; and (iii) commercial real estate, including mortgage loans which are backed by the associated properties. The pooled separate accounts are valued daily based on the market value of the underlying net assets in each separate account. The majority of the underlying net assets have observable Level 1 pricing inputs which are used to determine the unit value of the pooled separate account which is not publicly quoted.
4.
Diversified investment funds in registered investment companies. The assets in the rabbi trust are invested in investment funds that hold a diversified portfolio of: (i) U.S. and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Defined contribution plans[1]	$18.6	$18.1	$17.1
Deferred compensation plan[2]	1.3	1.2	(0.6)
Multiemployer pension plans[1,3]	6.1	5.6	5.2
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[2,3,4]	9.0	13.4	13.1
Total	$35.0	$38.3	$34.8

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in SG&A and R&D within our Statements of Consolidated Income (Loss).
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income (Loss) in SG&A and R&D for all periods presented. All other components of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within Other income, net, in our Statements of Consolidated Income (Loss).
3.
See Note 6 for more information on our multiemployer defined benefit pension plans. For the year ended December 31, 2024, the expense presented excludes a $4.6 million charge to Restructuring costs (see Note 12).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.
The current service cost component of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan is included within COGS in our Statements of Consolidated Income (Loss) for all periods presented. All other components of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan are included within Other income, net, in our Statements of Consolidated Income (Loss).

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following table presents the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

	Pension Plans			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$3.6	$3.8	$5.8	$1.1	$1.1	$1.6	$—	—	$0.1
Interest cost	1.6	1.3	0.6	3.3	3.4	2.2	2.2	2.9	1.9
Expected return on plan assets	(1.4)	(1.1)	(0.9)	—	—	—	(2.2)	(2.2)	(3.1)
Amortization of prior service cost[1]	0.8	0.4	—	—	—	—	1.7	4.9	4.9
Amortization of net actuarial gain	—	—	—	(1.1)	(1.1)	—	(0.1)	—	—
Settlement gain recognized	(0.5)	—	—	—	—	—	—	—	—
Total net periodic postretirement and postemployment benefit cost	$4.1	$4.4	$5.5	$3.3	$3.4	$3.8	$1.6	$5.6	$3.8

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2024, approximately 34% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $5.5 million to $6.5 million in 2025.

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

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2024	2023	in 2024²	2024	2023	2022	in 2024	Bargaining Agreements
					(in millions of dollars)
USW[3]	23-6648508	Green	Green	No	$4.7	$4.2	$3.8	No	Sep 2025 - Nov 2026
Other Funds[4]					1.4	1.4	1.4
					$6.1	$5.6	$5.2

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
3.
We are party to three collective bargaining agreements with the USW that require contributions to the Steelworkers Pension Trust (“SPT”). As of December 31, 2024, USW collective bargaining agreements covering employees at Newark and Trentwood covered

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

87% of our USW-represented employees with SPT benefits and expire in September 2025. See Note 18 for information related to the renewal of the collective bargaining agreements. Our monthly contributions per hour worked by each bargaining unit employee at Newark and Trentwood were (in whole dollars) $1.75 in the first half of 2024 and $2.06 in the second half of 2024. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 10% and 3%, respectively, of our USW-represented employees with SPT benefits and expire in November 2026 and March 2026, respectively. Our monthly contributions per hour worked by each bargaining unit employee at our Richmond, Virginia facility and Florence, Alabama facility were (in whole dollars) $1.50 and $1.35, respectively, in 2024.
4.
Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 as providing more than 5% of the total contributions for any of the plan years disclosed. At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan year ending in 2024. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost, and individual performance factors. The Adjusted EBITDA targets are determined based on the return on adjusted net assets. Most of our production facilities have similar programs for both hourly and salaried employees. In addition, we have discretionary bonus programs that allow for management to incentivize employees based on performance. As of December 31, 2024, we had a liability of $13.3 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2024 STI Plans.

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated (“2021 Plan”). The 2021 Plan was initially approved by stockholders on June 3, 2021, amended and restated on June 11, 2024 and replaced and succeeded, in its entirety, the Kaiser Aluminum Corporation Amended and Restated 2016 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2024, 603,948 shares were available for awards under the 2021 Plan.

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

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2024:

	Shares (in whole shares)	Weighted- Average Grant-Date Fair Value per Share (in whole dollars)
Outstanding at December 31, 2023	399,387	$80.41
Granted	132,490	64.84
Vested	(107,831)	97.57
Forfeited	(15,372)	70.99
Outstanding at December 31, 2024	408,674	$71.19

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”); (ii)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

achieving targeted improvements to our total controllable cost performance over a three-year performance period; and/or (iii) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of Conversion Revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive one common share. The number of performance shares that may be earned and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying performance shares.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at the grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2024	2023	2022
Grant date fair value (in whole dollars)	$96.34	$104.87	$122.22
Grant date stock price (in whole dollars)	$71.76	$84.33	$95.13
Expected volatility of Kaiser Aluminum[1]	45.59%	49.72%	49.37%
Expected volatility of peer companies[1]	38.67%	45.14%	51.08%
Risk-free interest rate	4.31%	4.59%	1.59%
Dividend yield	4.29%	3.65%	3.24%

1.
Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

The following table summarizes activity relating to performance shares for the year ended December 31, 2024:

	Shares (in whole shares)	Weighted- Average Grant-Date Fair Value per Share (in whole dollars)
Outstanding at December 31, 2023	328,616	$114.79
Granted [1]	175,662	86.50
Forfeited [1]	(7,060)	94.84
Canceled [1]	(100,212)	137.07
Outstanding at December 31, 2024	397,006	$97.00

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

Non-Cash Compensation Expense. Non-cash compensation expense is primarily included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
RSAs and RSUs	$8.9	$10.7	$8.8
Performance shares	4.9	4.7	4.9
Total non-cash compensation expense	$13.8	$15.4	$13.7

Recognized tax benefits relating to the non-cash compensation expense presented in the table above were $3.2 million, $3.6 million, and $3.2 million for 2024, 2023, and 2022, respectively.

The aggregate fair value of awards that vested was $8.5 million, $6.2 million, and $9.1 million for 2024, 2023, and 2022, respectively, which represents the market value of our common stock on the date that the awards vested.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2024:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$12.6	2.1
Performance shares	$6.1	1.8

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award (in whole dollars):

	Year Ended December 31,
	2024	2023	2022
RSAs and RSUs	$64.84	$71.81	$84.16
Performance shares	$86.50	$96.65	$111.37

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $0.8 million and $1.0 million at December 31, 2024 and December 31, 2023, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both December 31, 2024 and December 31, 2023. For more information about concentration risks concerning customers and suppliers, see Note 17.

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other income, net, respectively. As of December 31, 2024 and December 31, 2023, we had no outstanding non-designated derivative positions.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2024:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	January 2025 through April 2026	57.8
Fixed price sale contracts for LME	January 2025	10.5
Fixed price purchase contracts for MWTP	January 2025 through April 2026	49.9
Fixed price sale contracts for MWTP	January 2025	10.5

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	January 2025 through December 2026	9.0

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	January 2025 through December 2026	2,760,000

Euros	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	January 2025 through July 2027	7,236,092

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	January 2025 through February 2025	20,000

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income (Loss) in COGS (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Total of income and expense line items presented in our Statements of Consolidated Income (Loss) in which the effects of hedges are recorded:
Cash flow hedges	$2,691.1	$2,754.9	$3,180.2

(Gain) loss recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges:
Aluminum	$(1.4)	$12.8	$7.4
Alloying Metals	(1.1)	—	—
Natural gas	1.0	0.1	(6.6)
Electricity	0.6	—	(11.3)
Total (gain) loss recognized in our Statements of Consolidated Income (Loss) related to cash flow hedges	$(0.9)	$12.9	$(10.5)

Loss (gain) recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges:
Alloying Metals – Realized loss (gain)	$—	$0.1	$(0.5)
Alloying Metals – Unrealized mark-to-market loss	—	—	1.4
Electricity – Realized loss	5.0	—	—
Total loss recognized in our Statements of Consolidated Income (Loss) related to non-designated hedges	$5.0	$0.1	$0.9

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2024			As of December 31, 2023
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Aluminum –
Fixed price purchase contracts for LME	$1.1	$(0.8)	$0.3	$3.4	$(0.6)	$2.8
Fixed price sale contracts for LME	—	—	—	—	(0.2)	(0.2)
Fixed price purchase contracts for MWTP	1.1	—	1.1	0.4	(0.3)	0.1
Fixed price sale contracts for MWTP	—	—	—	0.1	(0.2)	(0.1)
Alloying Metals – Fixed price purchase contracts	1.3	(0.1)	1.2	0.7	(0.1)	0.6
Natural gas – Fixed price purchase contracts	0.5	(0.8)	(0.3)	0.3	(0.9)	(0.6)
Electricity – Fixed price purchase contracts	—	—	—	0.5	(0.6)	(0.1)
Foreign Currency – Fixed price forward contracts	—	(0.4)	(0.4)	0.5	—	0.5
Total	$4.0	$(2.1)	$1.9	$5.9	$(2.9)	$3.0

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2024	2023
Derivative assets:
Prepaid expenses and other current assets	$3.7	$4.8
Other assets	0.3	1.1
Total derivative assets	$4.0	$5.9
Derivative liabilities:
Other accrued liabilities	$(1.8)	$(2.4)
Long-term liabilities	(0.3)	(0.5)
Total derivative liabilities	$(2.1)	$(2.9)

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Credit Facility

Senior Notes

At December 31, 2024 and 2023, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625% Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our outstanding Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of December 31, 2024	As of December 31, 2023
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(8.4)	(10.2)
Total carrying amount				$1,041.6	$1,039.8

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of December 31,
	2024	2023
4.625% Senior Notes	$470.1	$462.4
4.50% Senior Notes	$484.8	$474.1

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. The amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25% (or if borrowing availability is less than 40% of the maximum revolving commitments, 0.50%), while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35% (or, if borrowing availability is less than 40% of the maximum revolving commitments, 1.50%). Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings under our Revolving Credit Facility as of or during the year ended December 31, 2024. We also had no outstanding borrowings under our Revolving Credit Facility as of December 31, 2023, after repaying borrowings of $215.1 million incurred during the year ended December 31, 2023.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2024 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(21.6)
Remaining borrowing availability	$553.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense and Future Maturities

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Senior Notes interest expense, including debt issuance cost amortization	$49.6	$49.6	$49.6
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	2.4	3.0	2.0
Interest expense on finance lease liabilities	0.8	0.7	0.3
Interest expense capitalized as construction in progress	(9.1)	(6.4)	(3.6)
Total interest expense	$43.7	$46.9	$48.3

The following table presents the future principal payments for our Senior Notes and Revolving Credit Facility as of December 31, 2024 (in millions of dollars):

Year ending December 31,
2025	$—
2026	—
2027	—
2028	500.0
2029	—
Thereafter	550.0
Total	$1,050.0

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

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$10.9	$10.1	$7.2
Liabilities added during the period	—	—	2.3
Liabilities settled during the period	(0.1)	—	(0.1)
Accretion expense	0.9	0.8	0.7
Ending balance	$11.7	$10.9	$10.1

The estimated fair values of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.30% and 8.26% at December 31, 2024 and December 31, 2023, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at Trentwood. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under Trentwood. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with Ecology to evaluate and implement a new Ultraviolet Light Advanced Oxidation Process (“UV/AOP”) for PCB removal from groundwater on a pilot basis. During 2024, based on the positive results of the UV/AOP, we implemented a full-scale UV/AOP treatment system that is operational as of December 31, 2024. We are currently working with Ecology, as required by the Amended Agreed Order, to finalize details of the UV/AOP and also determine future remediation steps to be taken at which time there may be revisions to our estimated liabilities for this matter.

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of Newark related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. During the quarter ended December 31, 2023, we submitted an Alternate Arrays Document (“AAD”) to the OEPA for review. During the quarter ended September 30, 2024, based on input from the OEPA and the proposed remediation options included in the AAD, we increased our accrual by $2.9 million. This increase reflects updated preliminary estimates for the most likely remediation activities, as laid out in the AAD. Once the AAD is reviewed and accepted by the OEPA, we plan to submit our feasibility study to the OEPA, which we expect to occur in 2025.

The following table presents the changes in our environmental accrual. We classify the short-term and long-term liabilities within Other accrued liabilities and Long-term liabilities, respectively, on our Consolidated Balance Sheets (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$17.0	$17.7	$16.8
Additional accruals	4.2	1.2	3.2
Less: expenditures	(2.8)	(1.9)	(2.3)
Ending balance	$18.4	$17.0	$17.7

At December 31, 2024, our environmental accrual of $18.4 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to Trentwood; (ii) currently available facts with respect to Newark; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $13.4 million over the remediation period. It is reasonably possible that our recorded estimate will change in the next 12 months.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Defined Benefit Plans:
Beginning balance	$11.0	$2.8	$(21.4)
Actuarial gain arising during the period	12.2	4.3	27.0
Less: income tax expense	(2.8)	(1.0)	(6.5)
Net actuarial gain arising during the period	9.4	3.3	20.5
Prior service (cost) credit arising during the period	(2.2)	2.2	—
Less: income tax benefit (expense)	0.5	(0.5)	—
Net prior service (cost) credit arising during the period	(1.7)	1.7	—
Amortization of net actuarial gain[1,2]	(2.0)	(1.1)	—
Amortization of prior service cost[1]	2.5	5.3	4.9
Less: income tax expense[3]	(0.1)	(1.0)	(1.2)
Net amortization reclassified from AOCI to Net income (loss)	0.4	3.2	3.7
Other comprehensive income, net of tax	8.1	8.2	24.2
Ending balance	$19.1	$11.0	$2.8

Cash Flow Hedges:
Beginning balance	$2.1	$0.4	$17.7
Unrealized loss on cash flow hedges	(0.2)	(10.7)	(12.2)
Less: income tax benefit	—	2.5	2.9
Net unrealized loss on cash flow hedges	(0.2)	(8.2)	(9.3)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(0.9)	12.9	(10.5)
Reclassification due to forecasted transactions probable of not occurring	0.2	—	—
Less: income tax benefit (expense)[3]	0.2	(3.0)	2.5
Net (gain) loss reclassified from AOCI to Net income (loss)	(0.5)	9.9	(8.0)
Other comprehensive (loss) income, net of tax	(0.7)	1.7	(17.3)
Ending balance[4]	$1.4	$2.1	$0.4

Total AOCI ending balance	$20.5	$13.1	$3.2

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 5).
2.
Amounts amortized out of AOCI during the year ended December 31, 2024 include net actuarial gains recognized on a pro-rata basis in conjunction with a group annuity purchase (see Note 5).
3.
Income tax amounts reclassified out of AOCI were included as a component of Income tax (provision) benefit.
4.
As of December 31, 2024, we estimate a net mark-to-market gain before tax of $1.9 million in AOCI will be reclassified into Net income (loss) upon settlement within the next 12 months.

12. Restructuring

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). Through December 31, 2024, we have recorded a charge of $7.5 million, consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2024 Restructuring Plan were incurred and expensed as of December 31, 2024. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE, December 31, 2023	$—
Restructuring costs	7.5
Costs paid or otherwise settled[1]	(2.8)
BALANCE, December 31, 2024	$4.7
1.
Cash paid during the year ended December 31, 2024 was $2.6 million.

2022 Restructuring Plan. During 2022, we relocated our corporate headquarters from Foothill Ranch, California (“Foothill Ranch”) to Franklin, Tennessee (“Franklin”). In conjunction with the relocation, we initiated a restructuring plan during the quarter ended December 31, 2022, which consisted primarily of employee retention benefits aimed at incentivizing Foothill Ranch employees to assist with the buildout of the new corporate function in Franklin (“2022 Restructuring Plan”). We incurred total restructuring costs of $7.3 million related to the 2022 Restructuring Plan, which consisted of employee-related costs and office rent within Restructuring costs in our Statements of Consolidated Income. We completed the 2022 Restructuring Plan as of June 30, 2024.

The following table summarizes activity relating to the 2022 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2021	$—
Restructuring costs	2.2
Costs paid or otherwise settled[1]	(0.5)
BALANCE, December 31, 2022	1.7
Restructuring costs	5.0
Costs paid or otherwise settled[1]	(5.5)
BALANCE, December 31, 2023	1.2
Restructuring costs	0.1
Costs paid or otherwise settled[1]	(1.3)
BALANCE, December 31, 2024	$—

1.
Cash paid during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $1.2 million, $5.0 million, and $0.4 million respectively.

13. Other Income, Net

The following table presents the components of Other income, net, (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Interest income	$3.6	$1.7	$1.3
Net periodic postretirement and postemployment benefit cost	(4.3)	(8.4)	(5.6)
Unrealized gain (loss) on equity securities	0.3	0.6	(1.2)
Gain on disposition of property, plant and equipment	3.8	13.8	6.0
Gain on business interruption insurance recoveries[1]	16.3	—	—
Post-acquisition funding received from Alcoa Corporation[2]	—	—	6.0
All other, net	(0.2)	(0.3)	(0.1)
Other income, net	$19.5	$7.4	$6.4

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. As of December 31, 2024 we received net cash proceeds of $15.9 million.
2.
Represents reimbursement received for repairs and maintenance expenditures on certain machinery and equipment that we had purchased from Alcoa in connection with our March 31, 2021 acquisition of Warrick.

Supply Chain Financing. During the years ended December 31, 2024 and December 31, 2023, we sold trade accounts receivable totaling $1,078.6 million and $1,240.6 million, respectively, related to these supply chain financing arrangements, of which the financial institutions of our customers applied discount fees totaling $24.8 million and $29.7 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Other income, net. As of December 31, 2024, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

14. Income Tax Matters

The following table presents Income (loss) before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Domestic	$53.5	$48.0	$(44.6)
Foreign	10.0	8.3	6.7
Income (loss) before income taxes	$63.5	$56.3	$(37.9)

Tax (Provision) Benefit. Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The following table presents the components of Income tax (provision) benefit (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2024
Current	$(3.5)	$(3.1)	$(3.3)	$(9.9)
Deferred	(10.9)	0.6	1.3	$(9.0)
Benefit applied to decrease AOCI	1.9	—	0.3	$2.2
Income tax (provision) benefit	$(12.5)	$(2.5)	$(1.7)	$(16.7)
Year Ended December 31, 2023
Current	$—	$(2.2)	$0.6	$(1.6)
Deferred	(11.6)	0.1	1.0	(10.5)
Benefit applied to decrease AOCI	2.5	0.1	0.4	3.0
Income tax (provision) benefit	$(9.1)	$(2.0)	$2.0	$(9.1)
Year Ended December 31, 2022
Current	$—	$(1.1)	$(2.5)	$(3.6)
Deferred	8.9	(0.8)	1.6	9.7
Benefit applied to decrease AOCI	1.7	0.2	0.3	2.2
Income tax benefit (provision)	$10.6	$(1.7)	$(0.6)	$8.3

The following table presents a reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to Income (loss) before income taxes (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Amount of federal income tax (provision) benefit based on the statutory rate	$(13.3)	$(11.8)	$8.0
Decrease in federal valuation allowances	—	—	1.1
Non-deductible compensation expense	(2.2)	(1.6)	(0.9)
Non-deductible (expense) benefit	(0.2)	0.2	(1.0)
State income tax (provision) benefit, net of federal benefit[1]	(1.4)	1.5	(0.5)
Research and development credit	1.2	3.2	2.2
Foreign income tax expense	(0.4)	(0.3)	(0.3)
Foreign undistributed earnings	(0.4)	(0.3)	(0.3)
Income tax (provision) benefit	$(16.7)	$(9.1)	$8.3

1.
The total state income tax (provision) benefit, net of federal benefit was ($1.4) million in 2024, which was primarily a result of: (i) a current state income tax provision of ($1.5) million in 2024; (ii) a benefit of $2.9 million due to state NOL, return to provision and tax rate true-ups in various states, partially offset by (iii) an increase to the provision for a state tax valuation allowance of ($2.8) million related to the expiration of certain state net operating losses and credits. The total state income tax (provision) benefit, net of federal benefit was $1.5 million in 2023, which was primarily a result of: (i) a current state income tax provision of ($1.4) million in

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023; (ii) a benefit of $1.9 million due to state NOL and tax rate true-ups in various states; and (iii) a benefit of $1.0 million for a decrease to the state tax valuation allowance related to certain state net operating losses. The total state income tax (provision) benefit, net of federal benefit was ($0.5) million in 2022, which was primarily a result of: (i) a current state income tax benefit of $1.1 million in 2022; (ii) an increase of ($1.5) million to the provision due to state NOL and tax rate true-ups in various states; and (iii) an increase to the provision of ($0.1) million for an increase to the state tax valuation allowance related to the expiration of certain state net operating losses.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets and liabilities (in millions of dollars):

	As of December 31,
	2024	2023
Deferred income tax assets:
Loss and credit carryforwards	$17.3	$39.6
Defined benefit plans	3.1	3.6
Other assets	35.8	36.8
Lease assets	7.2	8.7
Inventories	39.8	29.5
Excess interest carryforward	10.2	14.0
Research & development capitalization	19.1	16.9
Valuation allowances	(5.5)	(2.7)
Total deferred income tax assets	127.0	146.4
Deferred income tax liabilities:
Property, plant and equipment	(133.3)	(142.6)
Lease liabilities	(7.2)	(8.7)
Undistributed foreign earnings	(3.4)	(3.0)
Total deferred income tax liabilities	(143.9)	(154.3)
Net deferred income tax liabilities	$(16.9)	$(7.9)

Tax Attributes. At December 31, 2024, we had $12.6 million of federal research and development (“R&D”) credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2044. We also had $3.9 million of state credit carryforwards that will expire periodically through 2049.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against certain deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was an increase in the valuation allowance of $2.8 million in 2024 and a decrease in the valuation allowance of $1.0 million in 2023.

The increase in the valuation allowance for 2024 was primarily due to unutilized state NOL and credit carryforwards. The decrease in the valuation allowance for 2023 was primarily due to the expiration of state NOL carryforwards and the related reversal of their valuation allowances.

Other. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2020 and later tax years remain open for examination by the various state taxing authorities.

We have evaluated the effects of the Global anti-Base Erosion rules set forth by the Organization for Economic Co-Operation and Development, referred to as “Pillar 2,” which establishes a global minimum corporate tax rate of 15 percent. We have (i) determined that Pillar 2 legislation has been enacted in one or more of the jurisdictions in which the Company operates and the Company is within the scope of such legislation, (ii) assessed such enacted legislation and, as applicable, the Transitional Safe Harbor provisions for Pillar 2 that apply,

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (iii) determined the impact will be immaterial to our financial results. We intend to file a Qualified Country-by-Country Report for the current year for each jurisdiction in which we intend to rely on the Transitional Country-by-Country Reporting Safe Harbor provisions.

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits at beginning of period	$6.5	$5.0	$4.1
Gross increases for tax positions of current year	0.5	1.3	0.9
Gross increases for tax positions of prior years	—	0.2	0.1
Gross decreases for tax positions of prior years	(0.1)	—	(0.1)
Gross unrecognized tax benefits at end of period	$6.9	$6.5	$5.0

If and when the $6.9 million of gross unrecognized tax benefits at December 31, 2024 are recognized, $6.9 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

In addition, we recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We had $0.1 million and $0.2 million accrued for interest and penalties at December 31, 2024 and December 31, 2023, respectively, and we recognized interest and penalties of $0.1 million in our tax provision in 2022. Of the amounts accrued, none were considered current and, as such, were included in Long-term liabilities on our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing distributed and undistributed net income (loss) allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income (loss) per share was calculated under the two-class method for 2024 and 2023, and the treasury method in 2022, based on the more dilutive method for each period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	46.8	47.2	(29.6)
Less: earnings attributable to participating securities[1]	—	(0.1)	—
Net income (loss) available to common shareholders	46.8	47.1	(29.6)
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,069	15,991	15,906
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	250	140	—
Diluted	16,319	16,131	15,906

Net income (loss) per common share, Basic	$2.91	$2.95	$(1.86)
Net income (loss) per common share, Diluted	$2.87	$2.92	$(1.86)
1.
Represents distributed and undistributed earnings allocated to non-vested RSAs that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. For the years ended December 31, 2024 and December 31, 2023, approximately 1,100 and 35,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive. For the year ended December 31, 2022, approximately 139,000 potentially dilutive shares were excluded from the computation of net loss per share as their effect would have been anti‑dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
	(in millions of dollars)
Interest paid	$40.5	$43.8	$45.7
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$19.6	$19.3	$28.9

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$2.6	$3.2	$3.1
Cash paid for amounts included in the measurement of operating lease liabilities	$8.2	$9.3	$9.8
Finance lease liabilities arising from obtaining finance lease assets	$2.9	$10.0	$1.0

	As of December 31,
	2024	2023	2022
	(in millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18.4	$82.4	$57.4
Restricted cash included in Other assets	19.5	18.3	13.9
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$37.9	$100.7	$71.3

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils, and extruded and drawn products, primarily used in our Aero/HS Products, Packaging, GE Products, Automotive Extrusions and Other products end markets. We operate production facilities in the United States and Canada. Our Chairman, President and Chief Executive Officer is the chief operating decision maker (“CODM”) who evaluates our business as a single operating segment and makes decisions on resource allocations based on Net income (loss). The CODM uses Net income (loss) to evaluate income generated from the segment in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.

The following table provides the significant segment expenses that are provided to the CODM (in millions of dollars):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,024.0	$3,087.0	$3,427.9

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[1]	1,567.8	1,621.1	2,045.2
Manufacturing costs[2]	805.2	809.9	773.0
Plant overhead[3]	170.5	164.6	162.3
Freight costs	91.6	103.3	125.5
Other cost of products sold[4]	56.0	56.0	74.2
Depreciation and amortization	116.4	108.6	106.9
Selling, general, administrative, research and development
Research and development costs	2.2	2.9	1.9
Employee costs[5]	83.3	80.0	69.9
Other selling, general and administrative costs[6]	35.3	39.8	39.1
Goodwill impairment	—	—	20.5
Restructuring costs	7.6	5.0	2.2
Other operating charges, net	0.4	—	3.2
Interest expense	43.7	46.9	48.3
Other income, net – Note 13	(19.5)	(7.4)	(6.4)
Income tax provision (benefit)	16.7	9.1	(8.3)
Net income (loss)	$46.8	$47.2	$(29.6)
1.
Hedged cost of alloyed metal includes cost of aluminum at the Midwest transaction price and the cost of alloying elements used in the production process. This metric also includes metal price exposure on shipments that we hedged with realized losses upon settlement of $0.2 million, $21.4 million, and $17.0 million in 2024, 2023, and 2022, respectively.
2.
Manufacturing costs primarily includes labor, utilities, supplies and other materials, excluding alloys incurred at our various production facilities.
3.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
4.
Other costs of products sold primarily includes lease expense, accretion expense related to CAROs, and major maintenance costs.
5.
Employee costs include salaries, benefits, and incentive compensation.
6.
Other selling, general and administrative costs primarily includes professional services, computer hardware and software costs, office rent, and utilities.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CODM does not review asset and capital expenditure information by reportable operating segment as such information is presented to the CODM on a consolidated basis.

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Net sales:
Aero/HS Products	$883.0	$899.3	$676.1
Packaging	1,260.9	1,315.2	1,585.3
GE Products	618.1	596.5	883.8
Automotive Extrusions	251.9	254.9	254.8
Other products	10.1	21.1	27.9
Total net sales	$3,024.0	$3,087.0	$3,427.9

Timing of revenue recognition:
Products transferred at a point in time	$2,326.5	$2,394.8	$2,782.9
Products transferred over time	697.5	692.2	645.0
Total net sales	$3,024.0	$3,087.0	$3,427.9

The following table presents geographic information for net sales based on country of origin, income taxes paid, and long-lived assets (in millions of dollars):

	Year Ended December 31,
	2024	2023	2022
Net sales to unaffiliated customers:
Domestic	$2,920.0	$2,986.0	$3,328.2
Foreign[1]	104.0	101.0	99.7
Total net sales	$3,024.0	$3,087.0	$3,427.9
Income taxes paid:
Domestic	$1.3	$0.3	$3.1
Foreign	3.1	0.2	3.2
Total income taxes paid	$4.4	$0.5	$6.3

	As of December 31,
	2024	2023	2022
Long-lived assets:[2]
Domestic	$1,134.5	$1,025.3	$984.8
Foreign[1]	26.7	26.8	28.4
Total long-lived assets	$1,161.2	$1,052.1	$1,013.2

1.
Foreign reflects our London, Ontario production facility.
2.
Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction loss included in determining Net income (loss) was $0.3 million and $0.5 million for 2024 and 2022, respectively. The aggregate foreign currency transaction gain included in determining Net income was immaterial for 2023.

Concentrations. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, one customer represented 16%, 18%, and 19%, respectively, of Net sales, and a second customer represented 15%, 16%, and 14%, respectively, of Net sales.

One customer accounted for 17%, a second customer accounted for 17%, and a third customer accounted for 15% of the accounts receivable balance at December 31, 2024. One customer accounted for 20%, a second customer accounted for 13%, and a third customer accounted for 12% of the accounts receivable balance at December 31, 2023.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2024	2023	2022
Percentage of Net sales:
Export sales	10%	10%	10%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	80%	83%	81%
Supply from our largest supplier	21%	37%	48%
Supply from our second and third largest suppliers combined	38%	28%	20%

At December 31, 2024, approximately 65% of our employees were covered by collective bargaining agreements. In February 2025, the collective bargaining agreements expiring in 2025 (representing 39% of the covered employees) were renewed through September 2030 (see Note 18).

18. Subsequent Events

Dividend Declaration. On January 14, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we paid approximately $12.7 million (including dividend equivalents) on February 14, 2025 to stockholders of record and the holders of certain restricted stock units at the close of business on January 24, 2025.

Collective Bargaining Agreement Renewal. In February 2025, the Company and the USW ratified new five-year collective bargaining agreements covering approximately 1,000 employees primarily located at our Trentwood and Newark facilities, and a separate agreement with the USW for another operation related to Trentwood. While the term of the current agreements ends on September 30, 2025, the new agreements will take effect upon expiration of the current agreements with a term ending on September 30, 2030. The entry into the new collective bargaining agreements did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Form 10-K under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework as established in 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2024 included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements. During the fourth quarter ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2025 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2025 annual meeting of stockholders.

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

3. Exhibits Index

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
2.1	Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation		8-K	001-09447	2.1	November 30, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company		8-A	000-52105	3.1	July 6, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008		10-Q	000-52105	3.2	August 7, 2008

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015		8-K	000-52105	3.1	June 8, 2015

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016		8-K	001-09447	3.1	May 26, 2016

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016		8-K	000-52105	3.1	April 8, 2016

3.6	Amended and Restated Bylaws of the Company		8-K	001-09447	3.1	June 22, 2020

4.1	Indenture dated as of November 26, 2019, by and among Kaiser Aluminum Corporation, each of the guarantors		8-K	001-09447	4.1	November 26, 2019

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
	named therein and Wells Fargo Bank, National Association, as Trustee

4.2	Form of 4.625% Senior Notes due 2028 (included in Exhibit 4.1)		8-K	001-09447	4.2	November 26, 2019

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	001-09447	4.3	February 25, 2020

4.4	Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	May 20, 2021

4.5	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1)		8-K	001-09447	4.2	May 20, 2021

10.1	Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent		8-K	001-09447	10.1	November 4, 2019

10.2	Omnibus Amendment No. 1 to Credit Agreement and Loan Documents, dated as of March 31, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.2	February 24, 2023

10.3	Amendment No. 2 to Credit Agreement and Loan Documents, dated as of December 3, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.3	February 24, 2023

10.4	Amendment No. 3 to Credit Agreement and Loan Documents, dated as of April 7, 2022, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		8-K	001-09447	10.1	April 12, 2022

10.5	Amendment No. 4 to Credit Agreement and Loan Documents, dated as of September 25, 2024, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-Q	001-09447	10.1	October 24, 2024

10.6	Description of Compensation of Directors		10-Q	001-09447	10.2	July 26, 2024

*10.7	Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey		8-K	001-09447	10.1	June 22, 2020

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

*10.8	Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey		8-K	001-09447	10.1	July 31, 2020

*10.9	Form of Director Indemnification Agreement		8-K	001-09447	10.8	July 6, 2006

*10.10	Form of Officer Indemnification Agreement		8-K	001-09447	10.9	July 6, 2006

*10.11	Form of Director and Officer Indemnification Agreement		8-K	001-09447	10.10	July 6, 2006

*10.12	Kaiser Aluminum Fabricated Products Restoration Plan		8-K	001-09447	10.14	July 6, 2006

*10.13	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan		8-K	000-52105	10.4	December 31, 2008

10.14	Form of Non-Employee Director Restricted Stock Award Agreement	X

*10.15	Form of Executive Officer Restricted Stock Units Award Agreement		8-K	001-09447	10.2	March 10, 2020

*10.16	Kaiser Aluminum Corporation Key Employee Severance Benefit Plan		8-K	001-09447	10.1	December 5, 2024

*10.17	2024 Short-Term Incentive Plan for Key Managers		10-Q	001-09447	10.1	April 25, 2024

*10.18	2022-2024 Long-Term Incentive Plan for Key Managers		8-K	001-09447	10.2	March 10, 2022

*10.19	2022 Form of Executive Officer Performance Shares Award Agreement		8-K	001-09447	10.3	March 10, 2020

*10.20	2023-2025 Long-Term Incentive Plan for Key Managers Summary		10-Q	001-09447	10.2	April 28, 2023

*10.21	2023 Form of Executive Officer Performance Shares Award Agreement		10-Q	001-09447	10.3	April 28, 2023

*10.22	2024-2026 Long-Term Incentive Plan Performance Shares		10-Q	001-09447	10.2	April 25, 2024

*10.23	2024 Form of Executive Officer Performance Shares Award Agreement		10-Q	001-09447	10.3	April 25, 2024

10.24	Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC		8-K	001-09447	10.1	April 1, 2021

*10.25	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (Amended and Restated Effective June 11, 2024)		8-K	001-09447	10.1	June 11, 2024

*10.26	Amended and Restated Director Designation Agreement dated September 3, 2021		8-K	001-09447	10.1	September 7, 2021

*19.1	Kaiser Aluminum Corporation Securities Trading Policy		10-K	001-09447	19.1	February 23, 2024

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*97.1	Kaiser Aluminum Corporation Compensation Clawback Policy Effective October 2, 2023	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10‑K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION

/s/ Keith A. Harvey
Keith A. Harvey
Chairman, President and Chief Executive Officer

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date: February 20, 2025
Keith A. Harvey

/s/ Neal E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 20, 2025
Neal E. West

/s/ Vijai Narayan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 20, 2025
Vijai Narayan

Director
Michael C. Arnold

Director
David A. Foster

/s/ Kimberly T. Glas	Director	Date: February 20, 2025
Kimberly T. Glas

/s/ Richard P. Grimley	Director
Richard P. Grimley

/s/ Lauralee E. Martin	Director	Date: February 20, 2025
Lauralee E. Martin

/s/ Teresa M. Sebastian	Director	Date: February 20, 2025
Teresa M. Sebastian

Director
Donald J. Stebbins

/s/ Brett E. Wilcox	Director	Date: February 20, 2025
Brett E. Wilcox

/s/ Kevin W. Williams	Director	Date: February 20, 2025
Kevin W. Williams