Form 10-Q
period 2025-03-31
KAISER ALUMINUM CORP
filed 2025-04-24
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2025, there were 16,154,376 shares of common stock of the registrant outstanding.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Automotive Extrusions	6000 series extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
FIFO	First-in, first-out inventory valuation methodology
Form 10-Q	This Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LIFO	Last-in, first-out inventory valuation methodology
LME	London Metal Exchange
Metal Price Lag

Metal price lag represents management’s estimate of the financial impact resulting from the timing difference between aluminum prices included within Hedged Cost of Alloyed Metal and the weighted average market price for aluminum during the period, based on MWTP (defined below), multiplied by our shipment volume during the periods. Metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices.

MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Employment Benefits (Refer to Note 3 – Employee Benefits)
Packaging	3000 and 5000 series alloys products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association (Refer to Note 3 – Employee Benefits)
SEC	Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2019 and 2021 at the following interest rates and aggregate principal amounts, respectively: (i) 4.625% and $500.0 million; and (ii) 4.50% and $550.0 million

Term SOFR	Forward looking term rate based on the Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
WAC	Weighted average cost inventory valuation methodology
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$18.4
Receivables:
Trade receivables, net	347.4	319.7
Other	42.5	22.2
Contract assets	67.9	73.4
Inventories	572.4	601.9
Prepaid expenses and other current assets	42.3	39.0
Total current assets	1,093.8	1,074.6
Property, plant and equipment, net	1,191.6	1,161.2
Operating lease assets	25.5	27.2
Deferred tax assets, net	3.3	4.0
Intangible assets, net	44.4	45.5
Goodwill	18.8	18.8
Other assets	62.2	78.6
Total assets	$2,439.6	$2,409.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289.7	$266.9
Accrued salaries, wages and related expenses	53.4	54.3
Other accrued liabilities	66.9	79.3
Total current liabilities	410.0	400.5
Long-term portion of operating lease liabilities	24.0	25.2
Pension and OPEB	72.0	71.4
Deferred tax liabilities	50.6	44.1
Long-term liabilities	84.2	84.0
Long-term debt, net	1,042.0	1,041.6
Total liabilities	1,682.8	1,666.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2025 and December 31, 2024; no shares were issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2025 and December 31, 2024; 22,989,662 shares issued and 16,154,376 shares outstanding at March 31, 2025; 22,931,184 shares issued and 16,095,898 shares outstanding at December 31, 2024	0.2	0.2
Additional paid in capital	1,119.4	1,117.0
Retained earnings	90.0	81.3
Treasury stock, at cost, 6,835,286 shares at both March 31, 2025 and December 31, 2024	(475.9)	(475.9)
AOCI	23.1	20.5
Total stockholders’ equity	756.8	743.1
Total liabilities and stockholders' equity	$2,439.6	$2,409.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
Net sales	$777.4	$737.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	673.4	651.3
Depreciation and amortization	30.0	28.8
Selling, general, administrative, research and development	30.8	32.6
Restructuring costs	1.8	0.1
Other operating charges, net	—	0.4
Total costs and expenses	736.0	713.2
Operating income	41.4	24.3
Other (expense) income:
Interest expense	(11.2)	(11.5)
Other (expense) income, net – Note 9	(1.4)	10.9
Income before income taxes	28.8	23.7
Income tax provision	(7.2)	(5.5)
Net income	$21.6	$18.2

Net income per common share:
Basic	$1.34	$1.13
Diluted	$1.31	$1.12
Weighted-average number of common shares outstanding (in thousands):
Basic	16,116	16,027
Diluted	16,399	16,230

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
	(In millions of dollars)
Net income	$21.6	$18.2
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.1	(0.5)
Cash flow hedges	2.5	(1.6)
Other comprehensive income (loss), net of tax	2.6	(2.1)
Comprehensive income	$24.2	$16.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2025

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2024, as adjusted[2]	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income, net of tax	—	—	—	—	—	2.6	2.6
Common shares issued (including impacts from Long-Term Incentive programs)	84,115	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(25,637)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[3]	—	—	—	(12.9)	—	—	(12.9)
Amortization of unearned equity compensation	—	—	4.2	—	—	—	4.2
BALANCE, March 31, 2025	16,154,376	$0.2	$1,119.4	$90.0	$(475.9)	$23.1	$756.8

1.
At March 31, 2025, 460,763 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
3.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2024

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings As Adjusted[1]	Treasury Stock	AOCI	Total As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Cumulative effect of change in inventory valuation methodology, net of tax	—	—	—	56.2	—	—	56.2
Net income	—	—	—	18.2	—	—	18.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024, as adjusted[1]	16,056,032	$0.2	$1,107.5	$71.9	$(475.9)	$11.0	$714.7

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
	(In millions of dollars)
Cash flows from operating activities[2]:
Net income	$21.6	$18.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	28.9	27.7
Amortization of definite-lived intangible assets	1.1	1.1
Amortization of debt premium and debt issuance costs	0.5	0.6
Deferred income taxes	6.4	4.8
Non-cash equity compensation	4.2	4.0
Non-cash asset impairment charge[3]	—	4.2
Loss on disposition of property, plant and equipment	—	0.2
Bad debt expense	—	0.1
Non-cash postretirement and postemployment defined benefit plan cost	2.3	1.5
Changes in operating assets and liabilities:
Trade and other receivables	(48.0)	(15.1)
Contract assets	5.5	(4.5)
Inventories	29.5	12.8
Prepaid expenses and other current assets	0.2	(1.7)
Accounts payable	20.3	18.6
Accrued liabilities	(14.3)	(5.2)
Annual variable cash contributions to Salaried VEBA	(0.7)	(1.1)
Long-term assets and liabilities, net	(0.5)	(2.9)
Net cash provided by operating activities	57.0	63.3
Cash flows from investing activities[2]:
Capital expenditures	(38.2)	(30.0)
Proceeds from sale of equity securities	—	0.1
Net cash used in investing activities	(38.2)	(29.9)
Cash flows from financing activities[2]:
Borrowings under the Revolving Credit Facility	42.5	—
Repayment of borrowings under the Revolving Credit Facility	(42.5)	—
Repayment of finance lease	(0.7)	(0.4)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(1.2)
Cash dividends and dividend equivalents paid	(12.9)	(12.6)
Net cash used in financing activities	(15.4)	(14.2)
Net increase in cash, cash equivalents and restricted cash during the period	3.4	19.2
Cash, cash equivalents and restricted cash at beginning of period	37.9	100.7
Cash, cash equivalents and restricted cash at end of period	$41.3	$119.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
See Note 12 for supplemental cash flow information.
3.
Non-cash asset impairment charge for the quarter ended March 31, 2024 is comprised of: (i) a $3.8 million inventory write-down related to certain alloying metals and (ii) a $0.4 million impairment charge on land held for sale.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements

This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2025 fiscal year. The financial information as of December 31, 2024 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 except for the change in accounting principle disclosed in Note 14 of Notes to Interim Consolidated Financial Statements included in this Report.

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

Change in Accounting Principle. Effective January 1, 2025, the Company changed its inventory valuation methodology from LIFO to WAC for its finished products, work-in-process, and raw material inventories. This change is preferable because the Company believes that it improves the comparability of the Company's operational results between periods by removing LIFO income or charge in a period resulting from LIFO valuation and changes to historical LIFO layers. Additionally, the Company believes that the new valuation methodology better reflects the physical flow of goods and simplifies the financial close process by utilizing the WAC valuation methodology for all internal and external reporting purposes. The effects of this change have been retrospectively applied to all prior periods presented. See Note 14 for additional information regarding the change in inventory valuation methodology.

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

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the annual income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2025 and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of March 31, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$348.2	$320.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$347.4	$319.7

Inventories
Finished products	$123.5	$130.0
Work-in-process	229.2	229.1
Raw materials	205.7	228.7
Operating supplies	14.0	14.1
Inventories	$572.4	$601.9

Property, Plant and Equipment, Net
Land and improvements	$37.7	$37.2
Buildings and leasehold improvements	272.1	256.3
Machinery and equipment [2]	1,343.2	1,337.4
Construction in progress	332.4	297.5
Property, plant and equipment, gross	1,985.4	1,928.4
Accumulated depreciation and amortization	(794.1)	(767.5)
Land held for sale	0.3	0.3
Property, plant and equipment, net	$1,191.6	$1,161.2

Other Assets
Assets to be conveyed associated with Warrick acquisition [2]	$—	$18.3
Restricted cash – Note 12	20.0	19.5
Long-term replacement parts	19.8	18.3
Other	22.4	22.5
Other assets	$62.2	$78.6

Other Accrued Liabilities
Uncleared cash disbursements	$11.6	$24.5
Accrued income taxes and other taxes payable	14.3	11.1
Accrued annual contribution to Salaried VEBA	—	0.7
Accrued interest	10.3	9.9
Short-term environmental accrual – Note 7	0.8	0.7
Current operating lease liabilities	5.7	6.3
Current finance lease liabilities	2.2	2.4
Current deferred compensation plan liabilities - Note 3	6.4	6.7
Other – Note 5	15.6	17.0
Other accrued liabilities	$66.9	$79.3

Long-Term Liabilities
Workers' compensation accrual	$27.3	$26.8
Long-term environmental accrual – Note 7	17.7	17.7
Other long-term liabilities	39.2	39.5
Long-term liabilities	$84.2	$84.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
During the quarter ended March 31, 2025, $18.3 million of certain assets associated with our acquisition of Warrick were conveyed to us and placed in service. At March 31, 2025, such assets are presented within Machinery and equipment.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The following table presents the fair value of these assets (in millions of dollars):

	As of March 31, 2025	As of December 31, 2024
Deferred compensation program - Diversified investment funds in registered investment companies	$12.0	$11.9

Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other (expense) income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of March 31, 2025, we had a liability of $9.6 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2025 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Defined contribution plans[1]	$6.0	$5.8
Deferred compensation plan[2]	0.2	0.7
Multiemployer pension plans[1]	1.5	1.5
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[2,3]	2.3	1.5
Total	$10.0	$9.5

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) within our Statements of Consolidated Income.
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within Other (expense) income, net, on our Statements of Consolidated Income.
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

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following table presents the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
Service cost	$0.9	$0.9	$0.2	$0.3	$—	$—
Interest cost	0.4	0.4	0.9	0.8	0.5	0.5
Expected return on plan assets	(0.4)	(0.3)	—	—	(0.5)	(0.5)
Amortization of prior service cost (credit)[1]	0.2	0.2	—	—	0.7	(0.5)
Amortization of net actuarial gain	—	—	(0.5)	(0.3)	(0.1)	—
Total net periodic postretirement and postemployment benefit cost (credit)	$1.1	$1.2	$0.6	$0.8	$0.6	$(0.5)

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

Pension Plan Contributions. During the quarter ended March 31, 2025, we contributed $1.1 million to our pension plans. We expect to make additional contributions of approximately $5.1 million to the pension plans during the remainder of 2025.

4. Restructuring

2025 Restructuring Plan. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (“2025 Restructuring Plan”). Through March 31, 2025, we have recorded a charge of $1.8 million for severance and related benefits, to be substantially paid by September 30, 2025. As of March 31, 2025, the total estimated costs related to the 2025 Restructuring Plan are expected to range from $2.0 million to $3.0 million. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2025 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$—
Restructuring costs	1.8
Costs paid or otherwise settled[1]	(1.3)
BALANCE, March 31, 2025	$0.5

1.
Cash paid during the quarter ended March 31, 2025 was $1.3 million.

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). Through March 31, 2025, we have recorded a charge of $7.5 million, consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2024 Restructuring Plan were incurred and expensed as of December 31, 2024. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$4.7
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, March 31, 2025	$4.6

1.
Cash paid during the quarter ended March 31, 2025 was $0.1 million.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $1.2 million and $0.8 million at March 31, 2025 and December 31, 2024, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no material cash collateral posted by our customers at both March 31, 2025 and December 31, 2024.

Cash Flow Hedges

We designate as cash flow hedges forward swap contracts for aluminum, energy, and certain alloying metals used in our fabrication operations. We also designate as cash flow hedges foreign currency forward contracts for equipment and services for which payments are due in foreign currency. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income (loss), net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

Aluminum Hedges. Our pricing of fabricated aluminum products is generally intended to lock in our Conversion Revenue (representing our value added from the fabrication process) and to pass through aluminum price fluctuations to our customers. For a small portion of our higher margin products sold on a spot basis, the pass through of aluminum price movements can sometimes lag by as much as several months, with a favorable impact to us when aluminum prices decline and an adverse impact to us when aluminum prices increase. Additionally, in certain instances, we enter into firm-price arrangements with our customers for stipulated volumes to be delivered in the future. Because we generally purchase primary and secondary aluminum on a floating price basis, the lag in passing through aluminum price movements to customers on some of our higher margin products sold on a spot basis and the volume that we have committed to sell to our customers under a firm-price arrangement create aluminum price risk for us. We use third-party hedging instruments to limit exposure to aluminum price risk related to the aluminum pass through lag on some of our products and firm-price customer sales contracts.

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other (expense) income, net, respectively. As of March 31, 2025 and December 31, 2024, we had no outstanding non-designated derivative hedge positions.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2025:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	April 2025 through August 2026	61.0
Fixed price sale contracts for LME	April 2025 through December 2025	11.0
Fixed price purchase contracts for MWTP	April 2025 through August 2026	56.5
Fixed price sale contracts for MWTP	April 2025	10.9

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	April 2025 through December 2026	7.4

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	April 2025 through December 2027	2,700,000

Euro	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	April 2025 through July 2027	5,812,634

British Pounds	Maturity Period	Notional Amount of Contracts (GBP)
Fixed price forward purchase contracts	April 2025 through May 2025	20,000

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$673.4	$651.3

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(5.2)	$2.0
Alloying Metals	(0.4)	—
Natural gas	—	0.3
Electricity	—	(0.2)
Foreign exchange contracts	0.1	—
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(5.5)	$2.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative assets and liabilities (in millions of dollars):

	As of March 31, 2025			As of December 31, 2024
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$0.4	$(2.2)	$(1.8)	$1.1	$(0.8)	$0.3
Fixed price sale contracts for LME	0.1	—	0.1	—	—	—
Fixed price purchase contracts for MWTP	3.3	(0.1)	3.2	1.1	—	1.1
Fixed price sale contracts for MWTP	—	(0.2)	(0.2)	—	—	—
Alloying Metals – Fixed price purchase contracts	2.5	—	2.5	1.3	(0.1)	1.2
Natural gas – Fixed price purchase contracts	1.7	(0.3)	1.4	0.5	(0.8)	(0.3)
Foreign currency – Fixed price forward contracts	—	(0.1)	(0.1)	—	(0.4)	(0.4)
Total	$8.0	$(2.9)	$5.1	$4.0	$(2.1)	$1.9

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2025	As of December 31, 2024
Derivative assets:
Prepaid expenses and other current assets	$7.2	$3.7
Other assets	0.8	0.3
Total derivative assets	$8.0	$4.0
Derivative liabilities:
Other accrued liabilities	$(2.8)	$(1.8)
Long-term liabilities	(0.1)	(0.3)
Total derivative liabilities	$(2.9)	$(2.1)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At March 31, 2025 and December 31, 2024, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625% Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of March 31, 2025	As of December 31, 2024
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(8.0)	(8.4)
Total carrying amount				$1,042.0	$1,041.6

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of March 31, 2025	As of December 31, 2024
4.625% Senior Notes	$474.9	$470.1
4.50% Senior Notes	$486.8	$484.8

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. The amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25% (or, if borrowing availability is less than 40% of the maximum revolving commitments, 0.50%), while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35% (or, if borrowing availability is less than 40% of the maximum revolving commitments, 1.60%). Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Sheets. We had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2025, after repaying borrowings of $42.5 million incurred during the quarter ended March 31, 2025. We had no outstanding borrowings under the Revolving Credit Facility as of or during the year ended December 31, 2024.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2025 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(19.6)
Remaining borrowing availability	$555.4

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.6	0.6
Interest expense on finance lease liabilities	0.2	0.2
Interest expense capitalized as construction in progress	(2.0)	(1.7)
Total interest expense	$11.2	$11.5

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

We continue to pursue remediation activities, primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”) at Trentwood. Our remediation efforts are in collaboration with the Washington State Department of Ecology (“Ecology”), to which we submitted a feasibility study in 2012 of remediation alternatives and from which we received permission to begin certain remediation activities pursuant to a signed work order. We have completed a number of sections of the work plan and have received satisfactory completion approval from Ecology on those sections. In cooperation with Ecology, we constructed an experimental treatment facility to determine the treatability and evaluate the feasibility of removing PCBs from ground water under Trentwood. In 2015, we began treatment operations involving a walnut shell filtration system, which we optimized for maximum PCB capture during 2020. Furthermore, based on advancements in technology, we signed an Amended Agreed Order with Ecology to evaluate and implement a new Ultraviolet Light Advanced Oxidation Process (“UV/AOP”) for PCB removal from groundwater on a pilot basis. During 2024, based on the positive results of the UV/AOP, we implemented a full-scale UV/AOP treatment system that is fully operational as of December 31, 2024. We are currently working with Ecology, as required by the Amended Agreed Order to finalize details of the UV/AOP and also determine future remediation steps to be taken at which time there may be revisions to our estimated liabilities for this matter.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we initiated an investigational study of Newark related to historical on-site waste disposal. During the quarter ended December 31, 2018, we submitted our remedial investigation study to the OEPA for review and approval. The final remedial investigation report was approved by the OEPA during the quarter ended December 31, 2020. During the quarter ended December 31, 2023, we submitted an Alternate Arrays Document (“AAD”) to the OEPA for review. During the quarter ended September 30, 2024, based on input from the OEPA and the proposed remediation options included in the AAD, we increased our accrual by $2.9 million. This increase reflects updated preliminary estimates for the most likely remediation activities, as laid out in the AAD. During the quarter ended March 31, 2025, we met with the OEPA to address their questions on the AAD submission. Based on the input from the OEPA and the additional sampling requested, we plan to submit a revised AAD to the OEPA by September 30, 2025. Once the revised AAD is reviewed and accepted by the OEPA, a final feasibility study will be submitted to the OEPA, which we expect to occur in early 2026.

At March 31, 2025, our environmental accrual of $18.5 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to Trentwood; (ii) currently available facts with respect to Newark; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Defined Benefit Plans:
Beginning balance	$19.1	$11.0
Actuarial loss arising during the period	(0.1)	—
Amortization of net actuarial gain[1]	(0.6)	(0.3)
Amortization of prior service cost (credit)[1]	0.9	(0.3)
Less: income tax (expense) benefit[2]	(0.1)	0.1
Other comprehensive income (loss), net of tax	0.1	(0.5)
Ending balance	$19.2	$10.5

Cash Flow Hedges:
Beginning balance	$1.4	$2.1
Unrealized gain (loss) on cash flow hedges	8.7	(4.2)
Less: income tax (expense) benefit	(2.0)	1.0
Net unrealized gain (loss) on cash flow hedges	6.7	(3.2)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(5.5)	2.1
Less: income tax benefit (expense)[2]	1.3	(0.5)
Net (gain) loss reclassified from AOCI to Net income	(4.2)	1.6
Other comprehensive income (loss), net of tax	2.5	(1.6)
Ending balance[3]	$3.9	$0.5

Total AOCI ending balance	$23.1	$11.0

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of March 31, 2025, we estimate a net mark-to-market gain before tax of $4.4 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

9. Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Interest income	$0.2	$0.9
Net periodic postretirement and postemployment benefit cost	(1.2)	(0.3)
Unrealized (loss) gain on equity securities	(0.1)	0.2
Loss on disposition of property, plant and equipment	—	(0.2)
Gain on business interruption insurance recoveries[1]	—	10.5
All other, net	(0.3)	(0.2)
Other (expense) income, net	$(1.4)	$10.9

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. During the quarters ended March 31, 2025 and March 31, 2024, we received net cash proceeds of $0.4 million and $9.7 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarters ended March 31, 2025 and March 31, 2024, we sold trade accounts receivable totaling $270.0 million and $267.1 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $5.6 million and $6.3 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of March 31, 2025, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Domestic	$(6.6)	$(5.0)
Foreign	(0.6)	(0.5)
Total	$(7.2)	$(5.5)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The income tax provision for the quarters ended March 31, 2025 and March 31, 2024 was $7.2 million and $5.5 million, respectively, reflecting an effective tax rate of 25% and 23%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarters ended March 31, 2025 and March 31, 2024.

Our gross unrecognized benefits relating to uncertain tax positions were $7.7 million and $6.9 million at March 31, 2025 and December 31, 2024, respectively, of which, $7.7 million and $6.9 million would be recorded through our income tax provision and thus, impact the effective tax rate at March 31, 2025 and December 31, 2024, respectively, if the gross unrecognized tax benefits were to be recognized.

11. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters ended March 31, 2025 and March 31, 2024.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Numerator:
Net income available to common shareholders[2]	$21.6	$18.2
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,116	16,027
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[3]	283	203
Diluted	16,399	16,230

Net income per common share, Basic:	$1.34	$1.13
Net income per common share, Diluted:	$1.31	$1.12

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
3.
Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2025 and March 31, 2024, approximately 4,000 and 2,200 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

12. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2025	2024
	(In millions of dollars)
Interest paid	$10.0	$10.3
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$22.1	$19.5

Supplemental lease disclosures:
Cash paid for amounts included in the measurement of operating lease liabilities	$1.9	$2.1
Finance lease liabilities arising from obtaining finance lease assets	$0.3	$1.0

	As of March 31,
	2025	2024
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21.3	$101.6
Restricted cash included in Other assets[1]	20.0	18.3
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$41.3	$119.9

1.
We are required to keep on deposit certain amounts that are pledged or held as collateral relating to workers’ compensation and other agreements. We account for such deposits as restricted cash. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

13. Business, Product, and Geographical Area Information

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils, and extruded and drawn products, primarily used in our Aero/HS Products, Packaging, GE Products, and Automotive Extrusions end markets. We operate production facilities in the United States and Canada. We have one operating and reportable segment. Our determination that we operate as a single segment is consistent with the financial information regularly viewed by the chief operating decision maker (“CODM”) to evaluate performance and make decisions regarding resource allocation. The CODM uses Net income to measure segment profitability in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the significant segment expenses that are provided to the CODM (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Net sales	$777.4	$737.5

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[2]	414.2	370.6
Manufacturing costs[3]	181.7	202.5
Plant overhead[4]	44.2	42.1
Freight costs	20.7	22.2
Other cost of products sold[5]	12.6	13.9
Depreciation and amortization	30.0	28.8
Selling, general, administrative, research and development
Research and development costs	0.3	0.6
Employee costs[6]	22.5	22.3
Other selling, general and administrative costs[7]	8.0	9.7
Restructuring costs	1.8	0.1
Other operating charges, net	—	0.4
Interest expense	11.2	11.5
Other expense (income), net – Note 9	1.4	(10.9)
Income tax provision	7.2	5.5
Net income	$21.6	$18.2

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Hedged cost of alloyed metal includes cost of aluminum at the Midwest transaction price and the cost of alloying elements used in the production process. This metric also includes metal price exposure on shipments that we hedged with realized gains upon settlement of $4.6 million and realized losses upon settlement of $3.5 million in the quarters ended March 31, 2025 and March 31, 2024, respectively.
3.
Manufacturing costs primarily includes labor, utilities, supplies and other materials, excluding alloys incurred at our various production facilities.
4.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
5.
Other costs of products sold primarily includes lease expense, accretion expense related to conditional asset retirement obligations, and major maintenance costs.
6.
Employee costs include salaries, benefits, and incentive compensation.
7.
Other selling, general and administrative costs primarily include professional services, computer hardware and software costs, office rent, and utilities.

The CODM does not review asset and capital expenditure information by reportable operating segment as such information is presented to the CODM on a consolidated basis.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Net sales:
Aero/HS Products	$214.7	$220.5
Packaging	314.2	298.1
GE Products	181.6	153.0
Automotive Extrusions	66.9	63.5
Other products	—	2.4
Total net sales	$777.4	$737.5

Timing of revenue recognition:
Products transferred at a point in time	$590.8	$569.4
Products transferred over time	186.6	168.1
Total net sales	$777.4	$737.5

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2025	2024
Income taxes paid:
Domestic	$—	$—
Foreign	1.8	1.6
Total income taxes paid	$1.8	$1.6

14. Change in Accounting Principle

Effective January 1, 2025, we changed our inventory valuation methodology for finished products, work-in-process, and raw material inventories from LIFO to the WAC. All prior periods presented have been adjusted to apply the new method retrospectively.

Certain financial statement line items in our Statements of Consolidated Income and our Statements of Consolidated Cash Flows for the quarter ended March 31, 2024 and our Consolidated Balance Sheets and Consolidated Stockholders’ Equity as of March 31, 2024 and December 31, 2024, were adjusted as follows (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As Previously Reported	Effect of WAC Change	As Adjusted
Statements of Consolidated Income (Loss) for the quarter ended March 31, 2024
Cost of products sold, excluding depreciation and amortization	$642.9	$8.4	$651.3
Operating income	32.7	(8.4)	24.3
Income tax provision	(7.5)	2.0	(5.5)
Net income	24.6	(6.4)	18.2

Net income per common share:
Basic	$1.53	$(0.40)	$1.13
Diluted	$1.51	$(0.39)	$1.12

Statements of Consolidated Cash Flows for the quarter ended March 31, 2024
Net income	$24.6	$(6.4)	$18.2
Deferred income taxes	6.8	(2.0)	4.8
Inventories	4.4	8.4	12.8
Net cash provided by operating activities	63.3	—	63.3

Consolidated Balance Sheet as of March 31, 2024
Receivables, other	$11.2	$0.1	$11.3
Inventories	471.3	65.1	536.4
Deferred tax assets, net	5.4	(2.3)	3.1
Deferred tax liabilities	19.5	13.1	32.6
Retained earnings	22.1	49.8	71.9

Consolidated Balance Sheet as of December 31, 2024
Receivables, other	$22.0	$0.2	$22.2
Inventories	503.9	98.0	601.9
Deferred tax assets, net	7.2	(3.2)	4.0
Other accrued liabilities	79.4	(0.1)	79.3
Deferred tax liabilities	24.1	20.0	44.1
Retained earnings	6.2	75.1	81.3

The following table compares the amounts that would have been reported under LIFO with amounts reported under WAC in the Interim Consolidated Financial Statements for the quarter ended March 31, 2025 (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As Computed (using LIFO)	Effect of Change	As Reported (using WAC)
Statements of Consolidated Income (Loss) for the quarter ended March 31, 2025
Cost of products sold, excluding depreciation and amortization	$706.6	$(33.2)	$673.4
Operating income	8.2	33.2	41.4
Income tax benefit (provision)	0.7	(7.9)	(7.2)
Net (loss) income	(3.7)	25.3	21.6

Net (loss) income per common share:
Basic	$(0.23)	$1.57	$1.34
Diluted	$(0.23)	$1.54	$1.31

Statements of Consolidated Cash Flows for the quarter ended March 31, 2025
Net (loss) income	$(3.7)	$25.3	$21.6
Deferred income taxes	(1.5)	7.9	6.4
Inventories	62.7	(33.2)	29.5
Net cash provided by operating activities	57.0	—	57.0

Consolidated Balance Sheet as of March 31, 2025
Receivables, other	$42.3	$0.2	$42.5
Inventories	441.2	131.2	572.4
Deferred tax assets, net	7.6	(4.3)	3.3
Other accrued liabilities	67.0	(0.1)	66.9
Deferred tax liabilities	23.8	26.8	50.6
Retained (deficit) earnings	(10.4)	100.4	90.0

15. Subsequent Events

Dividend Declaration. On April 15, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about May 15, 2025 to stockholders of record and the holders of certain restricted stock units at the close of business on April 25, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) the execution and timing of strategic investments; (iii) general economic and business conditions, including the impact of geopolitical factors and governmental and other actions taken in response, cyclicality, reshoring, labor challenges, supply interruptions, customer disruptions, customer inventory imbalances and supply chain issues, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, and Automotive Extrusions end markets we serve; (iv) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs; (v) changes or shifts in defense spending due to competing national priorities; (vi) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs and changing economic conditions; (vii) developments in technology; (viii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (ix) new or modified statutory or regulatory requirements; (x) the successful integration of acquired operations and technologies and (xi) stakeholders’, including regulators’ and customers’, views regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation

Effective January 1, 2025, we changed our inventory valuation methodology from LIFO to WAC. The impact of this change in accounting principle to both the current quarter and, as applied retrospectively, to the comparable quarter of the prior fiscal year is disclosed in Note 14 of the Form 10-Q. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

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

Metal Pricing Policies

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominantly from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the underlying index cost of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. However, for a small portion of our higher margin products sold on a spot basis, competitive dynamics may limit the amount and/or delay the timing of selling price increases to recover our increased aluminum and alloy costs, resulting in a lag up to several months during which we may be exposed to metal price risk. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Spot sales with lagged aluminum and alloy price pass through and firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

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

Business Overview

We manufacture and sell semi-fabricated specialty aluminum mill products for the following end market applications: (i) Aero/HS Products; (ii) Packaging; (iii) GE Products; and (iv) Automotive Extrusions. Our fabricated aluminum mill products include flat-rolled (plate, sheet and coil), extruded (rod, bar, hollows and shapes), drawn (rod, bar, pipe, tube and wire) and certain cast aluminum products. The sophistication of our products is due to the metallurgy and physical properties of the metal and the special characteristics that are required for particular end uses. We strategically choose to serve technically challenging applications for which we can deploy our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that present opportunities for us to receive premium pricing and to create long-term profitable growth.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 10 active extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. Our consolidated Net sales for the quarter ended March 31, 2025 totaled $777.4 million on approximately 275.6 million pounds shipped from our facilities. We employed approximately 3,900 people at March 31, 2025.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, food and beverage packaging manufacturers, and metal service centers. Approximately 70% of our shipments is sold direct to manufacturers or tier one suppliers and approximately 30%

is sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

As part of the manufacturing process, we purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a daily basis. We typically purchase scrap at a discount to the MWTP which can vary depending on market dynamics and availability. As a result, we can experience an adverse impact when scrap discounts decrease and a favorable impact when scrap discounts increase. Additionally, as our manufacturing process takes approximately one to four months to complete, depending on the complexity and additional fabrication processes required, and we value our inventory on a weighted average cost methodology, the weighted average cost of our inventory may lag the current metal selling cost. As such, our results may reflect a favorable impact when metal prices increase and adverse impact when metal prices decrease. We refer to this as Metal Price Lag, which can be influenced not only by the amount of change in price but also the volatility and timing of the change of metal prices during the reporting period.

Highlights for the quarter ended March 31, 2025:

•
Net sales $777.4 million; Conversion Revenue $363.2 million;
•
Net income $21.6 million; Net income per diluted share $1.31;
•
Cash dividends and dividend equivalents of $0.77 per share or $12.9 million paid during the quarter ended March 31, 2025; and
•
Transitioned from LIFO to WAC inventory valuation methodology.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended March 31, 2025 and March 31, 2024, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Quarter Ended March 31,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	56.3	$214.7	62.9	$220.5	(6.6)	(10%)	$(5.8)	(3%)
Packaging	130.2	314.2	142.4	298.1	(12.2)	(9%)	16.1	5%
GE Products	65.1	181.6	58.1	153.0	7.0	12%	28.6	19%
Automotive Extrusions	24.0	66.9	26.5	63.5	(2.5)	(9%)	3.4	5%
Other Products	—	—	1.1	2.4	(1.1)	(100%)	(2.4)	(100%)
Total	275.6	$777.4	291.0	$737.5	(15.4)	(5%)	$39.9	5%

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.29 (11%), partially offset by a 15.4 million pound (5%) decrease in shipment volume.

COGS. COGS for the quarter ended March 31, 2025 totaled $673.4 million, or 87% of Net sales, compared to $651.3 million, or 88% of Net sales, for the quarter ended March 31, 2024. The increase reflected the following (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged cost of alloyed metal	$414.2	$370.6	$43.6	12%
Manufacturing costs	181.7	202.5	(20.8)	(10%)
Plant overhead	44.2	42.1	2.1	5%
Freight costs	20.7	22.2	(1.5)	(7%)
Other cost of products sold	12.6	13.9	(1.3)	(9%)
Total	$673.4	$651.3	$22.1	3%
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Of the $43.6 million increase in Hedged Cost of Alloyed Metal, $63.1 million was due to an increase in hedged metal prices (see above in our “Net Sales” discussion for further details), partially offset by a $19.5 million decrease in shipment volume. The $20.8 million decrease in manufacturing cost was due to lower metal costs partially offset by higher energy prices and employee and employee-related costs for hourly personnel. The $2.1 million increase in plant overhead was due to higher employee and employee-related costs for salaried operational personnel. The $1.5 million decrease in freight costs was primarily due to favorable shipping rates and lower shipment volume. For a further discussion of the comparative results of operations for the quarters ended March 31, 2025 and March 31, 2024, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $30.8 million and $32.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The decrease reflected the following (in millions of dollars):

	Quarter Ended March 31,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$0.3	$0.6	$(0.3)	(50%)
Employee costs	22.5	22.3	0.2	1%
Other selling, general and administrative costs	8.0	9.7	(1.7)	(18%)
Total	$30.8	$32.6	$(1.8)	(6%)

The $1.7 million decrease in other selling, general and administrative costs was primarily due to a decrease in legal fees.

Restructuring Costs. Restructuring costs of $1.8 million and $0.1 million for the quarters ended March 31, 2025 and March 31, 2024, respectively, were related to our restructuring plans. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges, Net. We had no Other operating charges for the quarter ended March 31, 2025. Other operating charges of $0.4 million for the quarter ended March 31, 2024 represented an impairment charge on land classified as held for sale during the quarter ended March 31, 2024.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended March 31, 2025 and March 31, 2024 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Net income	$21.6	$18.2
Interest expense	11.2	11.5
Other expense (income), net	1.4	(10.9)
Income tax provision	7.2	5.5
Depreciation and amortization	30.0	28.8
Non-run-rate items:
Restructuring costs	1.8	0.1
Non-cash asset impairment charge	—	0.4
Environmental expenses[2]	0.2	0.4
Total non-run-rate items	2.0	0.9
Adjusted EBITDA[3]	$73.4	$54.0

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.
2.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 7 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
3.
Adjusted EBITDA includes favorable Metal Price Lag of $21.1 million and $5.4 million for the quarters ended March 31, 2025 and March 31, 2024, respectively.

Adjusted EBITDA for the quarter ended March 31, 2025 was $19.4 million higher than Adjusted EBITDA for the quarter ended March 31, 2024. Adjusted EBITDA for the quarter ended March 31, 2025 was impacted by: (i) improved product mix and pricing; (ii) favorable metal costs; and (iii) reduced overhead costs. This was partially offset by: (i) higher energy costs; and (ii) higher employee and employee-related costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended March 31,
	2025		2024
Aero/HS Products:
Shipments (mmlbs)	56.3		62.9
	$	$ / lb	$	$ / lb
Net sales	$214.7	$3.81	$220.5	$3.51
Less: Hedged Cost of Alloyed Metal	(94.2)	(1.67)	(84.0)	(1.34)
Conversion Revenue	$120.5	$2.14	$136.5	$2.17

Packaging:
Shipments (mmlbs)	130.2		142.4
	$	$ / lb	$	$ / lb
Net sales	$314.2	$2.41	$298.1	$2.09
Less: Hedged Cost of Alloyed Metal	(186.8)	(1.43)	(180.1)	(1.26)
Conversion Revenue	$127.4	$0.98	$118.0	$0.83

GE Products:
Shipments (mmlbs)	65.1		58.1
	$	$ / lb	$	$ / lb
Net sales	$181.6	$2.79	$153.0	$2.63
Less: Hedged Cost of Alloyed Metal	(98.1)	(1.51)	(72.8)	(1.25)
Conversion Revenue	$83.5	$1.28	$80.2	$1.38

Automotive Extrusions:
Shipments (mmlbs)	24.0		26.5
	$	$ / lb	$	$ / lb
Net sales	$66.9	$2.79	$63.5	$2.39
Less: Hedged Cost of Alloyed Metal	(35.1)	(1.46)	(32.4)	(1.22)
Conversion Revenue	$31.8	$1.33	$31.1	$1.17

Other Products:
Shipments (mmlbs)	—		1.1
	$	$ / lb	$	$ / lb
Net sales	$—	$—	$2.4	$2.18
Less: Hedged Cost of Alloyed Metal	—	—	(1.3)	(1.18)
Conversion Revenue	$—	$—	$1.1	$1.00

Total:
Shipments (mmlbs)	275.6		291.0
	$	$ / lb	$	$ / lb
Net sales	$777.4	$2.82	$737.5	$2.53
Less: Hedged Cost of Alloyed Metal[1]	(414.2)	(1.50)	(370.6)	(1.27)
Conversion Revenue	$363.2	$1.32	$366.9	$1.26
1.
Hedged Cost of Alloyed Metal for the quarters ended March 31, 2025 and March 31, 2024 included $418.8 million and $367.1 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains upon settlement of $4.6 million and realized losses upon settlement of $3.5 million in the quarters ended March 31, 2025 and March 31, 2024, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized (gain) loss on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2025	As of December 31, 2024
Available cash and cash equivalents	$21.3	$18.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	555.4	553.4
Total liquidity	$576.7	$571.8

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of March 31, 2025 and December 31, 2024.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2025.

We had no outstanding borrowings under our Revolving Credit Facility as of March 31, 2025, after repaying borrowings of $42.5 million incurred during the quarter ended March 31, 2025, and no borrowings for the year ended December 31, 2024. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2025	2024 As Adjusted[1]
Total cash provided by (used in):
Operating activities	$57.0	$63.3
Investing activities	$(38.2)	$(29.9)
Financing activities	$(15.4)	$(14.2)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Cash provided by operating activities for the quarter ended March 31, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $48.0 million, primarily due to increased metal prices; (ii) a decrease in accrued liabilities of $14.3 million, primarily due to timing; (iii) an increase in accounts payable of $20.3 million, primarily due to the timing of payments and higher metal cost; (iv) a decrease in inventory of $29.5 million, primarily due to our continued focus on inventory management; and (v) a decrease in contract assets of $5.5 million, primarily due to the timing of customer shipments.

Cash provided by operating activities for the quarter ended March 31, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $18.6 million, primarily due to the timing of payments and higher metal cost; (ii) an increase in trade and other receivables of $15.1 million and contract assets of $4.5 million, primarily due to timing of customer shipments; (iii) a decrease in inventory of $12.8 million due to our continued focus on inventory management; and (iv) a decrease in accrued liabilities of $5.2 million.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2025 and March 31, 2024.

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

At April 21, 2025, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended March 31, 2025 constituted approximately 35% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Material Cash Requirements

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024 for mandatory principal and cash interest payments on the outstanding borrowings.

We do not believe that covenants in the indentures governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

Except as otherwise disclosed in this Report, there has been no material change in our material cash requirements from significant contractual obligations, commercial commitments, or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2024.

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

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2025 of approximately $120.0 million to $130.0 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2025 and March 31, 2024, and declared subsequent to March 31, 2025.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At March 31, 2025, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2025 and March 31, 2024 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10‑K for the year ended December 31, 2024. There have been no material changes in our critical accounting estimates and policies since December 31, 2024.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 of our Interim Consolidated Financial Statements in this Form 10-Q.

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

Aluminum

During the quarters ended March 31, 2025 and March 31, 2024, settlements of derivative contracts were for 27.2 million pounds and 39.9 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At March 31, 2025, we had derivative contracts with respect to approximately 47.7 million and 2.3 million pounds to hedge sales to be made in the remainder of 2025 and 2026, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of March 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $5.0 million and $4.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of March 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.3 million and $2.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of March 31, 2025, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of March 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.7 million and $0.9 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $2.7 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of March 31, 2025 and December 31, 2024.

Foreign Currency

As of March 31, 2025, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros and British Pounds using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2024.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2025:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2025 - January 31, 2025	1,700	$70.99	—	$—	$93.1
February 1, 2025 - February 28, 2025	—	—	—	—	93.1
March 1, 2025 - March 31, 2025	23,937	68.99	—	—	93.1
Total	25,637	$69.12	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At March 31, 2025, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement. On April 23, 2025, we and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the "USW") amended and restated the terms of the amended and restated director designation agreement dated September 3, 2021 (the "Agreement"), to extend the term of the Agreement from December 31, 2025 to December 31, 2030 (the "Amendment"). The Amendment was entered into in connection with the renewal and ratification of a labor agreement with members of the USW at our Newark, Ohio and Spokane, Washington facilities.

As with the Agreement, the Amendment provides the USW with the right to designate for nomination the minimum number of candidates necessary to ensure that, assuming such candidates are elected by our stockholders, at least 40% of the members of our Board of Directors immediately following such election of directors who were designated by the USW. The Amendment also provides that we have the ability to increase the size of our Board of Directors from 10 to up to 12 members without increasing the number of candidates that the USW has the right to designate for nomination.

The preceding description of the Amendment is a summary and is qualified in its entirety by the Amendment, which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements. During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	2025 Short-Term Incentive Plan for Key Managers	X

10.2	2025-2027 Long-Term Incentive Plan Performance Shares	X

10.3	2025 Form of Executive Officer Restricted Stock Unit Award Agreement	X

10.4	2025 Form of Executive Officer Performance Shares Award Agreement	X

10.5	Amended and Restated Director Designation Agreement dated April 23, 2025	X

18.1	Preferability Letter from Independent Registered Public Accounting Firm, dated April 24, 2025	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: April 24, 2025