Form 10-Q
period 2025-06-30
KAISER ALUMINUM CORP
filed 2025-07-24
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 21, 2025, there were 16,177,956 shares of common stock of the registrant outstanding.

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

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13.1	$18.4
Receivables:
Trade receivables, net	378.7	319.7
Other	39.1	22.2
Contract assets	69.1	73.4
Inventories	595.6	601.9
Prepaid expenses and other current assets	55.0	39.0
Total current assets	1,150.6	1,074.6
Property, plant and equipment, net	1,204.9	1,161.2
Operating lease assets	24.8	27.2
Deferred tax assets, net	2.6	4.0
Intangible assets, net	43.2	45.5
Goodwill	18.8	18.8
Other assets	67.9	78.6
Total assets	$2,512.8	$2,409.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317.8	$266.9
Accrued salaries, wages and related expenses	53.3	54.3
Other accrued liabilities	55.1	79.3
Total current liabilities	426.2	400.5
Long-term portion of operating lease liabilities	23.5	25.2
Pension and OPEB	71.2	71.4
Deferred tax liabilities	55.9	44.1
Long-term liabilities	84.8	84.0
Long-term debt, net	1,075.2	1,041.6
Total liabilities	1,736.8	1,666.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2025 and December 31, 2024; no shares were issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2025 and December 31, 2024; 23,013,025 shares issued and 16,177,739 shares outstanding at June 30, 2025; 22,931,184 shares issued and 16,095,898 shares outstanding at December 31, 2024	0.2	0.2
Additional paid in capital	1,124.1	1,117.0
Retained earnings	100.4	81.3
Treasury stock, at cost, 6,835,286 shares at both June 30, 2025 and December 31, 2024	(475.9)	(475.9)
AOCI	27.2	20.5
Total stockholders’ equity	776.0	743.1
Total liabilities and stockholders' equity	$2,512.8	$2,409.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
Net sales	$823.1	$773.4	$1,600.5	$1,510.9
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	722.8	669.8	1,396.2	1,321.1
Depreciation and amortization	29.6	29.0	59.6	57.8
Selling, general, administrative, research and development	32.6	31.6	63.4	64.2
Restructuring costs	0.1	6.8	1.9	6.9
Other operating charges, net	—	—	—	0.4
Total costs and expenses	785.1	737.2	1,521.1	1,450.4
Operating income	38.0	36.2	79.4	60.5
Other (expense) income:
Interest expense	(12.5)	(11.1)	(23.7)	(22.6)
Other income (expense), net – Note 9	4.4	(0.5)	3.0	10.4
Income before income taxes	29.9	24.6	58.7	48.3
Income tax provision	(6.7)	(5.7)	(13.9)	(11.2)
Net income	$23.2	$18.9	$44.8	$37.1

Net income per common share:
Basic	$1.44	$1.18	$2.77	$2.31
Diluted	$1.41	$1.15	$2.72	$2.27
Weighted-average number of common shares outstanding (in thousands):
Basic	16,160	16,072	16,138	16,050
Diluted	16,479	16,398	16,457	16,321

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
	(In millions of dollars)		(In millions of dollars)
Net income	$23.2	$18.9	$44.8	$37.1
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.4	(0.1)	0.5	(0.6)
Cash flow hedges	3.7	3.3	6.2	1.7
Other comprehensive income, net of tax	4.1	3.2	6.7	1.1
Comprehensive income	$27.3	$22.1	$51.5	$38.2

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2025

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2024, as adjusted[2]	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income, net of tax	—	—	—	—	—	2.6	2.6
Common shares issued (including impacts from Long-Term Incentive programs)	84,115	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(25,637)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[3]	—	—	—	(12.9)	—	—	(12.9)
Amortization of unearned equity compensation	—	—	4.2	—	—	—	4.2
BALANCE, March 31, 2025	16,154,376	$0.2	$1,119.4	$90.0	$(475.9)	$23.1	$756.8
Net income	—	—	—	23.2	—	—	23.2
Other comprehensive income, net of tax	—	—	—	—	—	4.1	4.1
Common shares issued (including impacts from Long-Term Incentive programs)	23,582	—	0.4	—	—	—	0.4
Cancellation of shares to cover tax withholdings upon common shares issued	(219)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.3	—	—	—	4.3
BALANCE, June 30, 2025	16,177,739	$0.2	$1,124.1	$100.4	$(475.9)	$27.2	$776.0

1.
At June 30, 2025, 442,607 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
3.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2025 and June 30, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2024

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings As Adjusted[1]	Treasury Stock	AOCI	Total As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Cumulative effect of change in inventory valuation methodology, net of tax	—	—	—	56.2	—	—	56.2
Net income	—	—	—	18.2	—	—	18.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024, as adjusted[1]	16,056,032	$0.2	$1,107.5	$71.9	$(475.9)	$11.0	$714.7
Net income	—	—	—	18.9	—	—	18.9
Other comprehensive income, net of tax	—	—	—	—	—	3.2	3.2
Common shares issued (including impacts from Long-Term Incentive programs)	38,143	—	0.5	—	—	—	0.5
Cancellation of shares to cover tax withholdings upon common shares issued	(7,063)	—	(0.6)	—	—	—	(0.6)
Cash dividends declared[1]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2024, as adjusted[1]	16,087,112	$0.2	$1,111.0	$78.1	$(475.9)	$14.2	$727.6

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2024 and June 30, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024 As Adjusted[1]
	(In millions of dollars)
Cash flows from operating activities[2]:
Net income	$44.8	$37.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	57.3	55.5
Amortization of definite-lived intangible assets	2.3	2.3
Amortization of debt premium and debt issuance costs	1.1	1.1
Deferred income taxes	11.2	9.3
Non-cash equity compensation	8.9	8.1
Non-cash asset impairment charge[3]	—	3.6
Non-cash unrealized loss on derivative positions	—	2.2
Loss on disposition of property, plant and equipment	1.0	0.5
Bad debt expense	—	0.3
Non-cash postretirement and postemployment defined benefit plan cost	4.8	4.3
Changes in operating assets and liabilities:
Trade and other receivables	(75.9)	(46.2)
Contract assets	4.3	(5.2)
Inventories	6.3	14.8
Prepaid expenses and other current assets	(6.7)	(10.9)
Accounts payable	45.7	16.1
Accrued liabilities	(26.0)	(3.4)
Annual variable cash contributions to Salaried VEBA	(0.7)	(1.1)
Long-term assets and liabilities, net	(5.5)	1.2
Net cash provided by operating activities	72.9	89.6
Cash flows from investing activities[2]:
Capital expenditures	(81.8)	(73.7)
Purchase of equity securities	(0.4)	(0.1)
Proceeds from sale of equity securities	0.1	0.2
Proceeds from disposition of property, plant and equipment	0.2	—
Net cash used in investing activities	(81.9)	(73.6)
Cash flows from financing activities[2]:
Borrowings under the Revolving Credit Facility	217.6	—
Repayment of borrowings under the Revolving Credit Facility	(184.8)	—
Repayment of finance lease	(1.3)	(0.9)
Cancellation of shares to cover tax withholdings upon common shares issued	(1.8)	(1.8)
Cash dividends and dividend equivalents paid	(25.7)	(25.3)
Net cash provided by (used in) financing activities	4.0	(28.0)
Net decrease in cash, cash equivalents and restricted cash during the period	(5.0)	(12.0)
Cash, cash equivalents and restricted cash at beginning of period	37.9	100.7
Cash, cash equivalents and restricted cash at end of period	$32.9	$88.7

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

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2025 fiscal year. The financial information as of December 31, 2024 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the change in accounting principle disclosed in Note 14 of Notes to Interim Consolidated Financial Statements included in this Report.

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

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance requires additional, disaggregated disclosure about certain income statement expense line items. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2024-03 prospectively in the fourth quarter of fiscal 2027 and continue to evaluate the disclosure requirements related to the new standard.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of June 30, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$379.5	$320.5
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$378.7	$319.7

Inventories
Finished products	$139.8	$130.0
Work-in-process	219.4	229.1
Raw materials	221.7	228.7
Operating supplies	14.7	14.1
Inventories	$595.6	$601.9

Property, Plant and Equipment, Net
Land and improvements	$38.5	$37.2
Buildings and leasehold improvements	319.5	256.3
Machinery and equipment [2]	1,558.4	1,337.4
Construction in progress	110.4	297.5
Property, plant and equipment, gross	2,026.8	1,928.4
Accumulated depreciation and amortization	(822.2)	(767.5)
Land held for sale	0.3	0.3
Property, plant and equipment, net	$1,204.9	$1,161.2

Other Assets
Assets to be conveyed associated with Warrick acquisition [2]	$—	$18.3
Restricted cash – Note 12	19.8	19.5
Long-term replacement parts	24.5	18.3
Other	23.6	22.5
Other assets	$67.9	$78.6

Other Accrued Liabilities
Uncleared cash disbursements	$4.3	$24.5
Accrued income taxes and other taxes payable	11.4	11.1
Accrued annual contribution to Salaried VEBA	—	0.7
Accrued interest	10.0	9.9
Short-term environmental accrual – Note 7	0.7	0.7
Current operating lease liabilities	5.4	6.3
Current finance lease liabilities	2.2	2.4
Current deferred compensation plan liabilities - Note 3	6.6	6.7
Other – Note 5	14.5	17.0
Other accrued liabilities	$55.1	$79.3

Long-Term Liabilities
Workers' compensation accrual	$27.1	$26.8
Long-term environmental accrual – Note 7	17.5	17.7
Other long-term liabilities	40.2	39.5
Long-term liabilities	$84.8	$84.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
During the quarter ended March 31, 2025, $18.3 million of certain assets associated with our acquisition of Warrick were conveyed to us and placed in service. At June 30, 2025, such assets are presented within Machinery and equipment.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The following table presents the fair value of these assets (in millions of dollars):

	As of June 30, 2025	As of December 31, 2024
Deferred compensation program - Diversified investment funds in registered investment companies	$12.7	$11.9

Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other income (expense), net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of June 30, 2025, we had a liability of $13.0 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2025 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Defined contribution plans[1]	$4.6	$4.2	$10.6	$10.0
Deferred compensation plan[2]	0.4	—	0.6	0.7
Multiemployer pension plans[1]	1.6	1.5	3.1	3.0
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[2,3]	2.5	2.8	4.8	4.3
Total	$9.1	$8.5	$19.1	$18.0

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) within our Statements of Consolidated Income. For the six months ended June 30, 2024, the expense presented for our multiemployer pension plans excludes a $4.6 million charge to Restructuring costs (see Note 4).
2.
Deferred compensation plan expense and the current service cost component of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within our Statements of Consolidated Income in SG&A and R&D for all periods presented. All other components of Net periodic postretirement and postemployment benefit cost relating to Salaried VEBA are included within Other income (expense), net, on our Statements of Consolidated Income.
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

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following tables present the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$0.8	$1.1	$0.3	$0.2	$—	$—
Interest cost	0.4	0.4	0.8	0.9	0.6	0.6
Expected return on plan assets	(0.3)	(0.4)	—	—	(0.6)	(0.6)
Amortization of prior service cost[1]	0.2	0.1	—	—	0.8	0.7
Amortization of net actuarial gain	—	—	(0.4)	(0.2)	(0.1)	—
Total net periodic postretirement and postemployment benefit cost	$1.1	$1.2	$0.7	$0.9	$0.7	$0.7

	Pension Plans		OPEB		Salaried VEBA
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$1.7	$2.0	$0.5	$0.5	$—	$—
Interest cost	0.8	0.8	1.7	1.7	1.1	1.1
Expected return on plan assets	(0.7)	(0.7)	—	—	(1.1)	(1.1)
Amortization of prior service cost[1]	0.4	0.3	—	—	1.5	0.2
Amortization of net actuarial gain	—	—	(0.9)	(0.5)	(0.2)	—
Total net periodic postretirement and postemployment benefit cost	$2.2	$2.4	$1.3	$1.7	$1.3	$0.2

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

Pension Plan Contributions. During the six months ended June 30, 2025, we contributed $3.1 million to our pension plans. We expect to make additional contributions of approximately $3.1 million to the pension plans during the remainder of 2025.

4. Restructuring

2025 Restructuring Plan. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (“2025 Restructuring Plan”). Through June 30, 2025, we have recorded a charge of $1.9 million for severance and related benefits. As of June 30, 2025, the total estimated costs related to the 2025 Restructuring Plan are expected to range from $2.0 million to $3.0 million. We expect the plan to be substantially complete by December 31, 2025. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2025 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$—
Restructuring costs	1.8
Costs paid or otherwise settled[1]	(1.3)
BALANCE, March 31, 2025	0.5
Restructuring costs	0.1
Costs paid or otherwise settled[1]	(0.4)
BALANCE, June 30, 2025	$0.2

1.
Cash paid during the quarter and six months ended June 30, 2025 was $0.4 million and $1.7 million, respectively.

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). Through June 30, 2025, we have recorded a charge of $7.5 million, consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2024

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Restructuring Plan were incurred and expensed as of December 31, 2024. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$4.7
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, March 31, 2025	4.6
Restructuring costs	—
Costs paid or otherwise settled[1]	—
BALANCE, June 30, 2025	$4.6

1.
Cash paid during the quarter and six months ended June 30, 2025 was $0.0 million and $0.1 million, respectively.

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

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on increases or decreases in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $0.0 million and $0.8 million at June 30, 2025 and December 31, 2024, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted by our customers at both June 30, 2025 and December 31, 2024.

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

Non-Designated Hedges of Operational Risks

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other income (expense), net, respectively. As of June 30, 2025 and December 31, 2024, we had no outstanding non-designated derivative hedge positions.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2025:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	July 2025 through November 2026	61.7
Fixed price sale contracts for LME	July 2025 through December 2025	17.9
Fixed price purchase contracts for MWTP	July 2025 through November 2026	61.0
Fixed price sale contracts for MWTP	July 2025 through April 2026	18.1

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2025 through December 2026	5.8

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	July 2025 through December 2027	3,360,000

Euro	Maturity Period	Notional Amount of Contracts (in millions of Euros)
Fixed price forward purchase contracts	July 2025 through July 2027	€3.2

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$722.8	$669.8	$1,396.2	$1,321.1

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(2.2)	$(2.7)	$(7.4)	$(0.7)
Alloying Metals	(0.5)	(0.5)	(0.9)	(0.5)
Natural gas	0.3	0.4	0.3	0.7
Electricity	—	0.8	—	0.6
Foreign exchange contracts	(0.1)	—	—	—
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(2.5)	$(2.0)	$(8.0)	$0.1

Loss recognized in our Statements of Consolidated Income related to non-designated derivatives:
Electricity – Unrealized mark-to-market loss	—	2.0	—	2.0
Electricity (reclassification from AOCI due to forecasted transactions probable of not occurring)	—	0.2	—	0.2
Total loss recognized in our Statements of Consolidated Income related to non-designated derivatives	$—	$2.2	$—	$2.2

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative assets and liabilities (in millions of dollars):

	As of June 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$2.2	$(0.3)	$1.9	$1.1	$(0.8)	$0.3
Fixed price sale contracts for LME	—	(0.2)	(0.2)	—	—	—
Fixed price purchase contracts for MWTP	8.6	(0.1)	8.5	1.1	—	1.1
Fixed price sale contracts for MWTP	—	(0.8)	(0.8)	—	—	—
Alloying Metals – Fixed price purchase contracts	1.8	—	1.8	1.3	(0.1)	1.2
Natural gas – Fixed price purchase contracts	1.5	(0.7)	0.8	0.5	(0.8)	(0.3)
Foreign currency – Fixed price forward contracts	0.2	—	0.2	—	(0.4)	(0.4)
Total	$14.3	$(2.1)	$12.2	$4.0	$(2.1)	$1.9

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of June 30, 2025	As of December 31, 2024
Derivative assets:
Prepaid expenses and other current assets	$13.0	$3.7
Other assets	1.3	0.3
Total derivative assets	$14.3	$4.0
Derivative liabilities:
Other accrued liabilities	$(1.7)	$(1.8)
Long-term liabilities	(0.4)	(0.3)
Total derivative liabilities	$(2.1)	$(2.1)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At June 30, 2025 and December 31, 2024, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625%

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of June 30, 2025	As of December 31, 2024
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(7.6)	(8.4)
Total carrying amount				$1,042.4	$1,041.6

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of June 30, 2025	As of December 31, 2024
4.625% Senior Notes	$489.2	$470.1
4.50% Senior Notes	$514.5	$484.8

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended, the Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and is set to mature in April 2027. The amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). The rate for Base Rate Loans is equal to the prevailing Prime Rate plus 0.25% (or, if borrowing availability is less than 40% of the maximum revolving commitments, 0.50%), while the rate for SOFR Loans, which are made for one or three month periods, is equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35% (or, if borrowing availability is less than 40% of the maximum revolving commitments, 1.60%). Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had $32.8 million of outstanding borrowings under the Revolving Credit Facility as of June 30, 2025, reflecting borrowings of $217.6 million and repayments of $184.8 million during the six months ended June 30, 2025. We had no outstanding borrowings under the Revolving Credit Facility as of or during the year ended December 31, 2024.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2025 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	(32.8)
Less: Outstanding letters of credit under Revolving Credit Facility	(17.6)
Remaining borrowing availability	$524.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4	$24.8	$24.8
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.7	0.6	1.3	1.2
Interest expense on finance lease liabilities	0.2	0.2	0.4	0.4
Interest expense capitalized as construction in progress	(0.8)	(2.1)	(2.8)	(3.8)
Total interest expense	$12.5	$11.1	$23.7	$22.6

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

At June 30, 2025, our environmental accrual of $18.2 million represented our estimate of the incremental remediation cost based on: (i) proposed alternatives in the final feasibility study related to Trentwood; (ii) currently available facts with respect to Newark; and (iii) facts related to certain other locations owned or formerly owned by us. In accordance with approved and proposed remediation action plans, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Defined Benefit Plans:
Beginning balance	$19.2	$10.5	$19.1	$11.0
Actuarial gain (loss) arising during the period	—	1.4	(0.1)	1.4
Less: income tax expense	—	(0.3)	—	(0.3)
Net actuarial gain (loss) arising during the period	—	1.1	(0.1)	1.1
Prior service cost arising during the period	—	(2.2)	—	(2.2)
Less: income tax benefit	—	0.5	—	0.5
Net prior service cost arising during the period	—	(1.7)	—	(1.7)
Amortization of net actuarial gain[1]	(0.5)	(0.2)	(1.1)	(0.5)
Amortization of prior service cost[1]	1.0	0.8	1.9	0.5
Less: income tax expense[2]	(0.1)	(0.1)	(0.2)	—
Net amortization reclassified from AOCI to Net income	0.4	0.5	0.6	—
Other comprehensive income (loss), net of tax	0.4	(0.1)	0.5	(0.6)
Ending balance	$19.6	$10.4	$19.6	$10.4

Cash Flow Hedges:
Beginning balance	$3.9	$0.5	$1.4	$2.1
Unrealized gain on cash flow hedges	7.5	6.1	16.2	1.9
Less: income tax expense	(1.8)	(1.4)	(3.8)	(0.4)
Net unrealized gain on cash flow hedges	5.7	4.7	12.4	1.5
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(2.5)	(2.0)	(8.0)	0.1
Reclassification due to forecasted transactions probable of not occurring	—	0.2	—	0.2
Less: income tax benefit (expense)[2]	0.5	0.4	1.8	(0.1)
Net (gain) loss reclassified from AOCI to Net income	(2.0)	(1.4)	(6.2)	0.2
Other comprehensive income, net of tax	3.7	3.3	6.2	1.7
Ending balance[3]	$7.6	$3.8	$7.6	$3.8

Total AOCI ending balance	$27.2	$14.2	$27.2	$14.2

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of June 30, 2025, we estimate a net mark-to-market gain before tax of $9.1 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Other Income (Expense), Net

The following table presents the components of Other income (expense), net (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$0.2	$1.2	$0.4	$2.1
Net periodic postretirement and postemployment benefit cost	(1.4)	(1.5)	(2.6)	(1.8)
Unrealized gain on equity securities	0.2	0.1	0.1	0.3
Loss on disposition of property, plant and equipment	—	(0.3)	—	(0.5)
Gain on business interruption insurance recoveries[1]	5.0	—	5.0	10.5
All other, net	0.4	—	0.1	(0.2)
Other income (expense), net	$4.4	$(0.5)	$3.0	$10.4

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. During the six months ended June 30, 2025 and June 30, 2024, we received net cash proceeds of $5.0 million and $10.5 million, respectively.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and six months ended June 30, 2025, we sold trade accounts receivable totaling $214.2 million and $484.2 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $5.4 million and $11.0 million, respectively. During the quarter and six months ended June 30, 2024, we sold trade accounts receivable totaling $265.3 million and $532.4 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.5 million and $12.8 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income (expense), net. As of June 30, 2025, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Domestic	$(6.0)	$(5.1)	$(12.6)	$(10.1)
Foreign	(0.7)	(0.6)	(1.3)	(1.1)
Total	$(6.7)	$(5.7)	$(13.9)	$(11.2)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The income tax provision for the quarters ended June 30, 2025 and June 30, 2024 was $6.7 million and $5.7 million, respectively, reflecting an effective tax rate of 22% and 23%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarters ended June 30, 2025 and June 30, 2024.

The income tax provision for the six months ended June 30, 2025 and June 30, 2024 was $13.9 million and $11.2 million, respectively, reflecting an effective tax rate of 24% and 23%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the six months ended June 30, 2025 and June 30, 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $7.8 million and $6.9 million at June 30, 2025 and December 31, 2024, respectively, of which, $7.8 million and $6.9 million would be recorded through our income tax provision and thus, impact the effective tax rate at June 30, 2025 and December 31, 2024, respectively, if the gross unrecognized tax benefits were to be recognized.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Form 10-Q for the quarter ended September 30, 2025.

11. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters and six months ended June 30, 2025 and June 30, 2024.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Numerator:
Net income available to common shareholders[2]	$23.2	$18.9	$44.8	$37.1
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,160	16,072	16,138	16,050
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[3]	319	326	319	271
Diluted	16,479	16,398	16,457	16,321

Net income per common share, Basic:	$1.44	$1.18	$2.77	$2.31
Net income per common share, Diluted:	$1.41	$1.15	$2.72	$2.27
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
3.
Quantities in the following discussion are denoted in whole shares. During the quarter and six months ended June 30, 2025 approximately 565 and 241 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter and six months ended June 30, 2024, approximately 170 and 370 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
	(In millions of dollars)
Interest paid	$22.1	$21.0
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$22.9	$32.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1.0	$0.5
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6	$4.0
Finance lease liabilities arising from obtaining finance lease assets	$0.7	$2.0

	As of June 30,
	2025	2024
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$13.1	$70.4
Restricted cash included in Other assets[1]	19.8	18.3
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$32.9	$88.7

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the significant segment expenses that are provided to the CODM (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Net sales	$823.1	$773.4	$1,600.5	$1,510.9

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[2]	448.9	404.5	863.1	775.1
Manufacturing costs[3]	191.9	184.5	373.7	390.9
Plant overhead[4]	44.0	44.6	90.1	88.5
Freight costs	21.2	23.4	42.0	45.7
Other cost of products sold[5]	16.8	12.8	27.3	20.9
Depreciation and amortization	29.6	29.0	59.6	57.8
Selling, general, administrative, research and development
Research and development costs	0.3	0.6	0.6	1.2
Employee costs[6]	22.7	21.3	45.2	43.6
Other selling, general and administrative costs[7]	9.6	9.7	17.6	19.4
Restructuring costs	0.1	6.8	1.9	6.9
Other operating charges, net	—	—	—	0.4
Interest expense	12.5	11.1	23.7	22.6
Other (income) expense, net – Note 9	(4.4)	0.5	(3.0)	(10.4)
Income tax provision	6.7	5.7	13.9	11.2
Net income	$23.2	$18.9	$44.8	$37.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Hedged cost of alloyed metal includes cost of aluminum at the Midwest transaction price and the cost of alloying elements used in the production process. For the quarters ended June 30, 2025 and June 30, 2024, this metric also includes metal price exposure on shipments that we hedged with realized gains upon settlement of $0.6 million and $3.5 million, respectively. For the six months ended June 30, 2025, this metric also includes metal price exposure on shipments that we hedged with realized gains upon settlement of $5.2 million. There were no realized gains or losses upon settlement for the six months ended June 30, 2024.
3.
Manufacturing costs primarily includes labor, utilities, supplies, metal valuation impacts, metal profits, and other materials, excluding alloys incurred at our various production facilities.
4.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
5.
Other cost of products sold primarily includes lease expense, accretion expense related to conditional asset retirement obligations, and major maintenance costs.
6.
Employee costs include non direct labor salaries, benefits, and incentive compensation.
7.
Other selling, general and administrative costs primarily include professional services, computer hardware and software costs, office rent, and utilities.

The CODM does not review asset and capital expenditure information by reportable operating segment as such information is presented to the CODM on a consolidated basis.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Aero/HS Products	$227.9	$226.1	$442.6	$446.6
Packaging	340.9	312.4	655.1	610.5
GE Products	185.4	162.6	367.0	315.6
Automotive Extrusions	68.9	69.7	135.8	133.2
Other products	—	2.6	—	5.0
Total net sales	$823.1	$773.4	$1,600.5	$1,510.9

Timing of revenue recognition:
Products transferred at a point in time	$626.6	$591.8	$1,217.4	$1,161.2
Products transferred over time	196.5	181.6	383.1	349.7
Total net sales	$823.1	$773.4	$1,600.5	$1,510.9

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income taxes paid:
Domestic	$2.6	$0.2	$2.6	$0.2
Foreign	0.9	0.6	2.7	2.2
Total income taxes paid	$3.5	$0.8	$5.3	$2.4

14. Change in Accounting Principle

Effective January 1, 2025, we changed our inventory valuation methodology for finished products, work-in-process, and raw material inventories from LIFO to WAC. All prior periods presented have been adjusted to apply the new method retrospectively.

Certain financial statement line items in our Statements of Consolidated Income for the quarter and six months ended June 30, 2024, our Statements of Consolidated Cash Flows for the six months ended June 30, 2024, and our Consolidated Balance Sheets and Consolidated Stockholders’ Equity as of June 30, 2024 and December 31, 2024, were adjusted as follows (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As Previously Reported	Effect of WAC Change	As Adjusted
Statements of Consolidated Income (Loss) for the quarter ended June 30, 2024
Cost of products sold, excluding depreciation and amortization	$690.5	$(20.7)	$669.8
Operating income	15.5	20.7	36.2
Income tax provision	(0.8)	(4.9)	(5.7)
Net income	3.1	15.8	18.9

Net income per common share:
Basic	$0.19	$0.99	$1.18
Diluted	$0.19	$0.96	$1.15

Statements of Consolidated Income (Loss) for the six months ended June 30, 2024
Cost of products sold, excluding depreciation and amortization	$1,333.4	$(12.3)	$1,321.1
Operating income	48.2	12.3	60.5
Income tax provision	(8.3)	(2.9)	(11.2)
Net income	27.7	9.4	37.1

Net income per common share:
Basic	$1.72	$0.59	$2.31
Diluted	$1.69	$0.58	$2.27

Statements of Consolidated Cash Flows for the six months ended June 30, 2024
Net income	$27.7	$9.4	$37.1
Deferred income taxes	6.4	2.9	9.3
LIFO valuation inventory expense	4.5	(4.5)	—
Inventories	22.6	(7.8)	14.8
Net cash provided by operating activities	89.6	—	89.6

Consolidated Balance Sheet as of June 30, 2024
Receivables, other	$13.4	$0.1	$13.5
Inventories	446.9	85.8	532.7
Deferred tax assets, net	6.0	(2.8)	3.2
Deferred tax liabilities	20.6	17.5	38.1
Retained earnings	12.5	65.6	78.1

Consolidated Balance Sheet as of December 31, 2024
Receivables, other	$22.0	$0.2	$22.2
Inventories	503.9	98.0	601.9
Deferred tax assets, net	7.2	(3.2)	4.0
Other accrued liabilities	79.4	(0.1)	79.3
Deferred tax liabilities	24.1	20.0	44.1
Retained earnings	6.2	75.1	81.3

The following table compares the amounts that would have been reported under LIFO with amounts reported under WAC in the current period Interim Consolidated Financial Statements (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As Computed (using LIFO)	Effect of Change	As Reported (using WAC)
Statements of Consolidated Income (Loss) for the quarter ended June 30, 2025
Cost of products sold, excluding depreciation and amortization	$745.5	$(22.7)	$722.8
Operating income	15.3	22.7	38.0
Income tax provision	(2.2)	(4.5)	(6.7)
Net income	5.0	18.2	23.2

Net income per common share:
Basic	$0.31	$1.13	$1.44
Diluted	$0.30	$1.11	$1.41

Statements of Consolidated Income (Loss) for the six months ended June 30, 2025
Cost of products sold, excluding depreciation and amortization	$1,452.1	$(55.9)	$1,396.2
Operating income	23.5	55.9	79.4
Income tax provision	(1.5)	(12.4)	(13.9)
Net income	1.3	43.5	44.8

Net income per common share:
Basic	$0.08	$2.69	$2.77
Diluted	$0.08	$2.64	$2.72

Statements of Consolidated Cash Flows for the six months ended June 30, 2025
Net income	$1.3	$43.5	$44.8
Deferred income taxes	(0.1)	11.3	11.2
Inventories	62.2	(55.9)	6.3
Accrued liabilities	(27.1)	1.1	(26.0)
Net cash provided by operating activities	72.9	—	72.9

Consolidated Balance Sheet as of June 30, 2025
Receivables, other	$38.9	$0.2	$39.1
Inventories	441.7	153.9	595.6
Deferred tax assets, net	7.4	(4.8)	2.6
Other accrued liabilities	54.1	1.0	55.1
Deferred tax liabilities	26.2	29.7	55.9
Retained (deficit) earnings	(18.2)	118.6	100.4

15. Subsequent Events

Dividend Declaration. On July 15, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about August 15, 2025 to stockholders of record and the holders of certain restricted stock units at the close of business on July 25, 2025.

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

Basis of Presentation

Effective January 1, 2025, we changed our inventory valuation methodology from LIFO to WAC. The impact of this change in accounting principle to both the current period and, as applied retrospectively, to the comparable period of the prior fiscal year is disclosed in Note 14 of the Form 10-Q. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 10 active extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. Our consolidated Net sales for the six months ended June 30, 2025 totaled $1,600.5 million on approximately 564.0 million pounds shipped from our facilities. We employed approximately 3,900 people at June 30, 2025.

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

Highlights for the quarter ended June 30, 2025:

•
Net sales $823.1 million; Conversion Revenue $374.2 million;
•
Net income $23.2 million; Net income per diluted share $1.41;
•
Initiated customer qualifications and shipments from our newly completed fourth coating line at Warrick; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.8 million paid during the quarter ended June 30, 2025.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended June 30, 2025 and June 30, 2024, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Quarter Ended June 30,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	59.9	$227.9	62.2	$226.1	(2.3)	(4%)	$1.8	1%
Packaging	141.1	340.9	145.9	312.4	(4.8)	(3%)	28.5	9%
GE Products	63.4	185.4	59.5	162.6	3.9	7%	22.8	14%
Automotive Extrusions	24.0	68.9	28.1	69.7	(4.1)	(15%)	(0.8)	(1%)
Other Products	—	—	1.1	2.6	(1.1)	(100%)	(2.6)	(100%)
Total	288.4	$823.1	296.8	$773.4	(8.4)	(3%)	$49.7	6%

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.24 (9%), partially offset by an 8.4 million pound (3%) decrease in shipment volume.

The following table sets forth, for the six months ended June 30, 2025 and June 30, 2024, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Six Months Ended June 30,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	116.2	$442.6	125.1	$446.6	(8.9)	(7%)	$(4.0)	(1%)
Packaging	271.3	655.1	288.3	610.5	(17.0)	(6%)	44.6	7%
GE Products	128.5	367.0	117.6	315.6	10.9	9%	51.4	16%
Automotive Extrusions	48.0	135.8	54.6	133.2	(6.6)	(12%)	2.6	2%
Other Products	—	—	2.2	5.0	(2.2)	(100%)	(5.0)	(100%)
Total	564.0	$1,600.5	587.8	$1,510.9	(23.8)	(4%)	$89.6	6%

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.27 (11%), partially offset by a 23.8 million pound (4%) decrease in shipment volume.

COGS. COGS for the quarter ended June 30, 2025 totaled $722.8 million, or 88% of Net sales, compared to $669.8 million, or 87% of Net sales, for the quarter ended June 30, 2024. The increase reflected the following (in millions of dollars):

	Quarter Ended June 30,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged cost of alloyed metal	$448.9	$404.5	$44.4	11%
Manufacturing costs	191.9	184.5	7.4	4%
Plant overhead	44.0	44.6	(0.6)	(1%)
Freight costs	21.2	23.4	(2.2)	(9%)
Other cost of products sold	16.8	12.8	4.0	31%
Total	$722.8	$669.8	$53.0	8%
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Of the $44.4 million increase in Hedged Cost of Alloyed Metal, $55.9 million was due to an increase in hedged metal prices (see above in our “Net Sales” discussion for further details), partially offset by an $11.5 million decrease in shipment volume. The $7.4 million increase in manufacturing costs was primarily due to higher manufacturing costs associated with the startup of the fourth coating line at Warrick, partially offset by favorable metal consumption and lower shipment volume. The $4.0 million increase in other cost of products sold was primarily driven by an increase in major maintenance costs associated with the timing of furnace rebuilds. The $2.2 million decrease in freight costs was primarily due to lower shipment volume. For a further discussion of the comparative results of operations for the quarters ended June 30, 2025 and June 30, 2024, see below in “Selected Operational and Financial Information.”

COGS for the six months ended June 30, 2025 totaled $1,396.2 million, or 87% of Net sales, compared to $1,321.1 million, or 87% of Net sales, for the six months ended June 30, 2024. The increase reflected the following (in millions of dollars):

	Six Months Ended June 30,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged cost of alloyed metal	$863.1	$775.1	$88.0	11%
Manufacturing costs	373.7	390.9	(17.2)	(4%)
Plant overhead	90.1	88.5	1.6	2%
Freight costs	42.0	45.7	(3.7)	(8%)
Other cost of products sold	27.3	20.9	6.4	31%
Total	$1,396.2	$1,321.1	$75.1	6%
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Of the $88.0 million increase in Hedged Cost of Alloyed Metal, $119.4 million was due to an increase in hedged metal prices (see above in our “Net Sales” discussion for further details), partially offset by a $31.4 million decrease in shipment volume. The $17.2 million decrease in manufacturing costs was primarily due to lower shipment volume and favorable metal consumption, partially offset by higher manufacturing costs associated with the startup of the fourth coating line at Warrick. The $6.4 million increase in other cost of products sold was primarily driven by an increase in major maintenance costs associated with the timing of furnace rebuilds. The $3.7 million decrease in freight costs was primarily due to lower shipment volume. The $1.6 million increase in plant overhead was due to higher employee and employee-related costs for salaried operational personnel. For a further discussion of the comparative results of operations for the six months ended June 30, 2025 and June 30, 2024, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $32.6 million and $31.6 million for the quarters ended June 30, 2025 and June 30, 2024, respectively. The increase reflected the following (in millions of dollars):

	Quarter Ended June 30,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$0.3	$0.6	$(0.3)	(50%)
Employee costs	22.7	21.3	1.4	7%
Other selling, general and administrative costs	9.6	9.7	(0.1)	(1%)
Total	$32.6	$31.6	$1.0	3%

The $1.4 million increase in employee costs was primarily due to an increase in incentive compensation.

SG&A and R&D expense totaled $63.4 million and $64.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease reflected the following (in millions of dollars):

	Six Months Ended June 30,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$0.6	$1.2	$(0.6)	(50%)
Employee costs	45.2	43.6	1.6	4%
Other selling, general and administrative costs	17.6	19.4	(1.8)	(9%)
Total	$63.4	$64.2	$(0.8)	(1%)

The $1.8 million decrease in other selling, general and administrative costs was primarily due to a decrease in legal fees, third party consulting fees, and legacy environmental costs. The $1.6 million increase in employee costs was primarily due to an increase in incentive compensation.

Restructuring Costs. Restructuring costs of $0.1 million and $6.8 million for the quarters ended June 30, 2025 and June 30, 2024, respectively, and $1.9 million and $6.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively, were related to our restructuring plans. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges, Net. We had no Other operating charges for the quarter or six months ended June 30, 2025. Other operating charges of $0.4 million for the six months ended June 30, 2024 represented an impairment charge on land classified as held for sale during the quarter ended March 31, 2024.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended June 30, 2025 and June 30, 2024 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Net income	$23.2	$18.9	$44.8	$37.1
Interest expense	12.5	11.1	23.7	22.6
Other (income) expense, net	(4.4)	0.5	(3.0)	(10.4)
Income tax provision	6.7	5.7	13.9	11.2
Depreciation and amortization	29.6	29.0	59.6	57.8
Non-run-rate items:
Restructuring costs	0.1	6.8	1.9	6.9
Mark-to-market loss on derivative instruments[2]	—	2.2	—	2.2
Non-cash asset impairment charge	—	—	—	0.4
Environmental expenses[3]	—	—	0.2	0.4
Total non-run-rate items	0.1	9.0	2.1	9.9
Adjusted EBITDA[4]	$67.7	$74.2	$141.1	$128.2

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
4.
Adjusted EBITDA includes favorable Metal Price Lag of approximately $14.0 million and approximately $19.0 million for the quarters ended June 30, 2025 and June 30, 2024, respectively, and favorable Metal Price Lag of approximately $36.0 million and approximately $24.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Adjusted EBITDA for the quarter ended June 30, 2025 was $6.5 million lower than Adjusted EBITDA for the quarter ended June 30, 2024. Adjusted EBITDA for the quarter ended June 30, 2025 reflected improved product pricing and mix, that was more than offset by: (i) higher manufacturing costs primarily due to the startup of the fourth coating line at Warrick and (ii) higher major maintenance costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the six months ended June 30, 2025 was $12.9 million higher than Adjusted EBITDA for the six months ended June 30, 2024. Adjusted EBITDA for the six months ended June 30, 2025 was impacted by: (i) improved product pricing and mix and (ii) favorable metal costs. This was partially offset by: (i) higher manufacturing costs primarily due to the startup of the fourth coating line at Warrick and (ii) higher major maintenance costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Aero/HS Products:
Shipments (mmlbs)	59.9		62.2		116.2		125.1
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$227.9	$3.80	$226.1	$3.64	$442.6	$3.81	$446.6	$3.57
Less: Hedged Cost of Alloyed Metal	(100.7)	(1.68)	(92.7)	(1.50)	(194.9)	(1.68)	(176.7)	(1.41)
Conversion Revenue	$127.2	$2.12	$133.4	$2.14	$247.7	$2.13	$269.9	$2.16

Packaging:
Shipments (mmlbs)	141.1		145.9		271.3		288.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$340.9	$2.42	$312.4	$2.14	$655.1	$2.41	$610.5	$2.12
Less: Hedged Cost of Alloyed Metal	(211.2)	(1.50)	(193.5)	(1.33)	(398.0)	(1.46)	(373.6)	(1.30)
Conversion Revenue	$129.7	$0.92	$118.9	$0.81	$257.1	$0.95	$236.9	$0.82

GE Products:
Shipments (mmlbs)	63.4		59.5		128.5		117.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$185.4	$2.92	$162.6	$2.73	$367.0	$2.86	$315.6	$2.68
Less: Hedged Cost of Alloyed Metal	(99.7)	(1.57)	(80.0)	(1.34)	(197.8)	(1.54)	(152.8)	(1.30)
Conversion Revenue	$85.7	$1.35	$82.6	$1.39	$169.2	$1.32	$162.8	$1.38

Automotive Extrusions:
Shipments (mmlbs)	24.0		28.1		48.0		54.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$68.9	$2.87	$69.7	$2.47	$135.8	$2.83	$133.2	$2.44
Less: Hedged Cost of Alloyed Metal	(37.3)	(1.55)	(36.7)	(1.30)	(72.4)	(1.51)	(69.1)	(1.27)
Conversion Revenue	$31.6	$1.32	$33.0	$1.17	$63.4	$1.32	$64.1	$1.17

Other Products:
Shipments (mmlbs)	—		1.1		—		2.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$—	$—	$2.6	$2.36	$—	$—	$5.0	$2.27
Less: Hedged Cost of Alloyed Metal	—	—	(1.6)	(1.45)	—	—	(2.9)	(1.32)
Conversion Revenue	$—	$—	$1.0	$0.91	$—	$—	$2.1	$0.95

Total:
Shipments (mmlbs)	288.4		296.8		564.0		587.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$823.1	$2.85	$773.4	$2.61	$1,600.5	$2.84	$1,510.9	$2.57
Less: Hedged Cost of Alloyed Metal[1]	(448.9)	(1.55)	(404.5)	(1.37)	(863.1)	(1.53)	(775.1)	(1.32)
Conversion Revenue	$374.2	$1.30	$368.9	$1.24	$737.4	$1.31	$735.8	$1.25

1.
Hedged Cost of Alloyed Metal for the quarters ended June 30, 2025 and June 30, 2024 included $449.5 million and $408.0 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains upon settlement of $0.6 million and $3.5 million in the quarters ended June 30, 2025 and June 30, 2024, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. Hedged Cost of Alloyed Metal for the six months ended June 30, 2025 and June 30, 2024 included $868.3 million and $775.1 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains upon settlement of $5.2 million in the six months ended June 30, 2025, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. There were no gains or losses upon settlement for the six months ended June 30, 2024. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized gain on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of June 30, 2025	As of December 31, 2024
Available cash and cash equivalents	$13.1	$18.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	524.6	553.4
Total liquidity	$537.7	$571.8

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of June 30, 2025 and December 31, 2024.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2025.

We had $32.8 million of outstanding borrowings under the Revolving Credit Facility as of June 30, 2025, reflecting borrowings of $217.6 million and repayments of $184.8 million during the six months ended June 30, 2025 and no borrowings for the year ended December 31, 2024. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Six Months Ended June 30,
	2025	2024 As Adjusted[1]
Total cash provided by (used in):
Operating activities	$72.9	$89.6
Investing activities	$(81.9)	$(73.6)
Financing activities	$4.0	$(28.0)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Cash provided by operating activities for the six months ended June 30, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $75.9 million, primarily due to increased metal prices; (ii) a decrease in accrued liabilities of $26.0 million, primarily due to timing of uncleared cash disbursements; (iii) an increase in accounts payable of $45.7 million, primarily due to the timing of payments and higher metal cost; and (iv) a decrease in inventory of $6.3 million, primarily due to a reduction in total inventory pounds in connection with our continued focus on inventory management, offset by increased metal prices.

Cash provided by operating activities for the six months ended June 30, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $46.2 million, primarily due to higher metal costs; (ii) a decrease in inventory of $14.8 million, due to our continued

focus on inventory management; (iii) an increase in accounts payable of $16.1 million, primarily due to the timing of payments; and (iv) an increase in prepaid expenses and other current assets of $10.9 million.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and June 30, 2024.

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

At July 21, 2025, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2025 constituted approximately 27% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment. Significant investments over the past decade have positioned us well with increased capacity and expanded manufacturing capabilities while more recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality and promoting operational security, which we believe are critical to maintaining and strengthening our position in an increasingly competitive market environment. At our Trentwood facility, a significant portion of our capital spending over the past several years related to modernization projects, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at Trentwood. These investments also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. At our Warrick facility, we have invested significant capital to expand our capacity and quality in higher margin coated products.

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

See our Statements of Consolidated Stockholders’ Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2025 and June 30, 2024, and declared subsequent to June 30, 2025.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At June 30, 2025, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended June 30, 2025 and June 30, 2024 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Aluminum

During the six months ended June 30, 2025 and June 30, 2024, settlements of derivative contracts were for 61.5 million pounds and 79.1 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At June 30, 2025, we had derivative contracts with respect to approximately 39.4 million and 4.4 million pounds to hedge sales to be made in the remainder of 2025 and 2026, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of June 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.4 million and $4.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of June 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.1 million and $2.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of June 30, 2025, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of June 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.6 million and $0.9 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.4 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of June 30, 2025 and December 31, 2024.

Foreign Currency

As of June 30, 2025, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.4 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2025:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2025 - April 30, 2025	—	$—	—	$—	$93.1
May 1, 2025 - May 31, 2025	38	69.16	—	—	93.1
June 1, 2025 - June 30, 2025	181	75.73	—	—	93.1
Total	219	$74.59	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At June 30, 2025, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	Amended and Restated Director Designation Agreement		10-Q	001-09447	10.5	April 24, 2025

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: July 24, 2025