Form 10-Q
period 2025-09-30
KAISER ALUMINUM CORP
filed 2025-10-23
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 20, 2025, there were 16,206,255 shares of common stock of the registrant outstanding.

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

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17.2	$18.4
Receivables:
Trade receivables, net	388.9	319.7
Other	32.3	22.2
Contract assets	54.0	73.4
Inventories	702.3	601.9
Prepaid expenses and other current assets	49.5	39.0
Total current assets	1,244.2	1,074.6
Property, plant and equipment, net	1,199.8	1,161.2
Operating lease assets	24.1	27.2
Deferred tax assets, net	1.4	4.0
Intangible assets, net	42.1	45.5
Goodwill	18.8	18.8
Other assets	61.7	78.6
Total assets	$2,592.1	$2,409.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$392.8	$266.9
Accrued salaries, wages and related expenses	58.4	54.3
Other accrued liabilities	49.5	79.3
Total current liabilities	500.7	400.5
Long-term portion of operating lease liabilities	22.8	25.2
Pension and OPEB	70.6	71.4
Deferred tax liabilities	64.6	44.1
Long-term liabilities	84.4	84.0
Long-term debt, net	1,042.9	1,041.6
Total liabilities	1,786.0	1,666.8
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2025 and December 31, 2024; no shares were issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2025 and December 31, 2024; 23,041,541 shares issued and 16,206,255 shares outstanding at September 30, 2025; 22,931,184 shares issued and 16,095,898 shares outstanding at December 31, 2024	0.2	0.2
Additional paid in capital	1,128.0	1,117.0
Retained earnings	127.1	81.3
Treasury stock, at cost, 6,835,286 shares at both September 30, 2025 and December 31, 2024	(475.9)	(475.9)
AOCI	26.7	20.5
Total stockholders’ equity	806.1	743.1
Total liabilities and stockholders' equity	$2,592.1	$2,409.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
Net sales	$843.5	$747.7	$2,444.0	$2,258.6
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	728.8	676.0	2,125.0	1,997.1
Depreciation and amortization	32.0	29.0	91.6	86.8
Selling, general, administrative, research and development	33.9	28.8	97.3	93.0
Restructuring costs	—	0.7	1.9	7.6
Other operating charges, net	—	—	—	0.4
Total costs and expenses	794.7	734.5	2,315.8	2,184.9
Operating income	48.8	13.2	128.2	73.7
Other (expense) income:
Interest expense	(12.4)	(10.7)	(36.1)	(33.3)
Other income, net – Note 9	11.4	8.7	14.4	19.1
Income before income taxes	47.8	11.2	106.5	59.5
Income tax provision	(8.3)	(2.4)	(22.2)	(13.6)
Net income	$39.5	$8.8	$84.3	$45.9

Net income per common share:
Basic	$2.44	$0.54	$5.22	$2.85
Diluted	$2.38	$0.54	$5.10	$2.81
Weighted-average number of common shares outstanding (in thousands):
Basic	16,192	16,087	16,156	16,062
Diluted	16,612	16,335	16,511	16,291

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
	(In millions of dollars)		(In millions of dollars)
Net income	$39.5	$8.8	$84.3	$45.9
Other comprehensive income (loss), net of tax – Note 8:
Defined benefit plans	0.2	0.5	0.7	(0.1)
Cash flow hedges	(0.7)	1.6	5.5	3.3
Other comprehensive (loss) income, net of tax	(0.5)	2.1	6.2	3.2
Comprehensive income	$39.0	$10.9	$90.5	$49.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2025

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2024, as adjusted[2]	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income, net of tax	—	—	—	—	—	2.6	2.6
Common shares issued (including impacts from Long-Term Incentive programs)	84,115	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(25,637)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[3]	—	—	—	(12.9)	—	—	(12.9)
Amortization of unearned equity compensation	—	—	4.2	—	—	—	4.2
BALANCE, March 31, 2025	16,154,376	$0.2	$1,119.4	$90.0	$(475.9)	$23.1	$756.8
Net income	—	—	—	23.2	—	—	23.2
Other comprehensive income, net of tax	—	—	—	—	—	4.1	4.1
Common shares issued (including impacts from Long-Term Incentive programs)	23,582	—	0.4	—	—	—	0.4
Cancellation of shares to cover tax withholdings upon common shares issued	(219)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.3	—	—	—	4.3
BALANCE, June 30, 2025	16,177,739	$0.2	$1,124.1	$100.4	$(475.9)	$27.2	$776.0
Net income	—	—	—	39.5	—	—	39.5
Other comprehensive loss, net of tax	—	—	—	—	—	(0.5)	(0.5)
Common shares issued (including impacts from Long-Term Incentive programs)	42,894	—	0.1	—	—	—	0.1
Cancellation of shares to cover tax withholdings upon common shares issued	(14,378)	—	(1.1)	—	—	—	(1.1)
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.9	—	—	—	4.9
BALANCE, September 30, 2025	16,206,255	$0.2	$1,128.0	$127.1	$(475.9)	$26.7	$806.1

1.
At September 30, 2025, 449,765 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
3.
Dividends declared per common share were $0.77 for each of the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2024

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings As Adjusted[1]	Treasury Stock	AOCI	Total As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$10.1	$(475.9)	$13.1	$652.2
Cumulative effect of change in inventory valuation methodology, net of tax	—	—	—	56.2	—	—	56.2
Net income	—	—	—	18.2	—	—	18.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	(2.1)
Common shares issued (including impacts from Long-Term Incentive programs)	56,416	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(16,175)	—	(1.2)	—	—	—	(1.2)
Cash dividends declared[2]	—	—	—	(12.6)	—	—	(12.6)
Amortization of unearned equity compensation	—	—	4.0	—	—	—	4.0
BALANCE, March 31, 2024, as adjusted[1]	16,056,032	$0.2	$1,107.5	$71.9	$(475.9)	$11.0	$714.7
Net income	—	—	—	18.9	—	—	18.9
Other comprehensive income, net of tax	—	—	—	—	—	3.2	3.2
Common shares issued (including impacts from Long-Term Incentive programs)	38,143	—	0.5	—	—	—	0.5
Cancellation of shares to cover tax withholdings upon common shares issued	(7,063)	—	(0.6)	—	—	—	(0.6)
Cash dividends declared[1]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.6	—	—	—	3.6
BALANCE, June 30, 2024, as adjusted[1]	16,087,112	$0.2	$1,111.0	$78.1	$(475.9)	$14.2	$727.6
Net income	—	—	—	8.8	—	—	8.8
Other comprehensive income, net of tax	—	—	—	—	—	2.1	2.1
Common shares issued (including impacts from Long-Term Incentive programs)	1,000	—	0.1	—	—	—	0.1
Cancellation of shares to cover tax withholdings upon common shares issued	(357)	—	—	—	—	—	—
Cash dividends declared[1]	—	—	—	(12.7)	—	—	(12.7)
Amortization of unearned equity compensation	—	—	3.5	—	—	—	3.5
BALANCE, September 30, 2024	16,087,755	$0.2	$1,114.6	$74.2	$(475.9)	$16.3	$729.4

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Dividends declared per common share were $0.77 for each of the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024 As Adjusted[1]
	(In millions of dollars)
Cash flows from operating activities[2]:
Net income	$84.3	$45.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	88.2	83.4
Amortization of definite-lived intangible assets	3.4	3.4
Amortization of debt premium and debt issuance costs	1.7	1.8
Deferred income taxes	21.2	10.4
Non-cash equity compensation	13.9	11.7
Non-cash asset impairment charge[3]	—	3.6
Non-cash unrealized loss on derivative positions	—	2.2
Gain on disposition of property, plant and equipment	(9.1)	(3.7)
Bad debt expense	0.3	0.3
Non-cash postretirement and postemployment defined benefit plan cost	7.1	6.8
Changes in operating assets and liabilities:
Trade and other receivables	(79.7)	(33.7)
Contract assets	19.4	(3.5)
Inventories	(100.4)	(8.0)
Prepaid expenses and other current assets	(3.4)	(5.6)
Accounts payable	122.3	17.5
Accrued liabilities	(28.3)	(11.6)
Annual variable cash contributions to Salaried VEBA	(0.7)	(1.1)
Long-term assets and liabilities, net	(8.2)	3.9
Net cash provided by operating activities	132.0	123.7
Cash flows from investing activities[2]:
Capital expenditures	(106.4)	(124.8)
Purchase of equity securities	(0.4)	(0.1)
Proceeds from sale of equity securities	6.4	0.3
Proceeds from disposition of property, plant and equipment	10.7	6.0
Net cash used in investing activities	(89.7)	(118.6)
Cash flows from financing activities[2]:
Borrowings under the Revolving Credit Facility	290.4	—
Repayment of borrowings under the Revolving Credit Facility	(290.4)	—
Repayment of finance lease	(1.8)	(2.0)
Cancellation of shares to cover tax withholdings upon common shares issued	(2.9)	(1.8)
Cash dividends and dividend equivalents paid	(38.5)	(38.0)
Net cash used in financing activities	(43.2)	(41.8)
Net decrease in cash, cash equivalents and restricted cash during the period	(0.9)	(36.7)
Cash, cash equivalents and restricted cash at beginning of period	37.9	100.7
Cash, cash equivalents and restricted cash at end of period	$37.0	$64.0

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

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the annual income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We plan to adopt the provisions of ASU 2023-09 prospectively in the fourth quarter of fiscal 2025 and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which improves the operability of the guidance by removing all references to software development stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of the annual reporting period. The amendments may be applied by using a prospective transition approach, a retrospective transition approach, or a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of September 30, 2025	As of December 31, 2024 As Adjusted[1]
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$389.5	$320.5
Allowance for doubtful receivables	(0.6)	(0.8)
Trade receivables, net	$388.9	$319.7

Inventories
Finished products	$144.1	$130.0
Work-in-process	296.0	229.1
Raw materials	246.8	228.7
Operating supplies	15.4	14.1
Inventories	$702.3	$601.9

Property, Plant and Equipment, Net
Land and improvements	$38.7	$37.2
Buildings and leasehold improvements	320.9	256.3
Machinery and equipment [2]	1,562.9	1,337.4
Construction in progress	128.7	297.5
Property, plant and equipment, gross	2,051.2	1,928.4
Accumulated depreciation and amortization	(851.5)	(767.5)
Land held for sale	0.1	0.3
Property, plant and equipment, net	$1,199.8	$1,161.2

Other Assets
Assets to be conveyed associated with Warrick acquisition [2]	$—	$18.3
Restricted cash – Note 12	19.8	19.5
Long-term replacement parts	25.5	18.3
Other	16.4	22.5
Other assets	$61.7	$78.6

Other Accrued Liabilities
Uncleared cash disbursements	$1.4	$24.5
Accrued income taxes and other taxes payable	11.5	11.1
Accrued annual contribution to Salaried VEBA	—	0.7
Accrued interest	10.5	9.9
Short-term environmental accrual – Note 7	0.7	0.7
Current operating lease liabilities	5.3	6.3
Current finance lease liabilities	2.4	2.4
Current deferred compensation plan liabilities – Note 3	0.4	6.7
Other – Note 5	17.3	17.0
Other accrued liabilities	$49.5	$79.3

Long-Term Liabilities
Workers' compensation accrual	$27.7	$26.8
Long-term environmental accrual – Note 7	17.5	17.7
Other long-term liabilities	39.2	39.5
Long-term liabilities	$84.4	$84.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
During the quarter ended March 31, 2025, $18.3 million of certain assets associated with our acquisition of Warrick were conveyed to us and placed in service. At September 30, 2025, such assets are presented within Machinery and equipment.

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets, classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. The following table presents the fair value of these assets (in millions of dollars):

	As of September 30, 2025	As of December 31, 2024
Deferred compensation program - Diversified investment funds in registered investment companies	$6.6	$11.9

Assets in the trust are accounted for as equity investments with changes in fair value recorded within Other income, net (see Note 9). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of September 30, 2025, we had a liability of $20.0 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2025 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Defined contribution plans[1]	$4.2	$4.4	$14.8	$14.4
Deferred compensation plan[2]	0.5	0.5	1.1	1.2
Multiemployer pension plans[1]	1.6	1.6	4.7	4.6
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[2,3]	2.3	2.5	7.1	6.8
Total	$8.6	$9.0	$27.7	$27.0

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following tables present the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended		Quarter Ended		Quarter Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$0.9	$0.7	$0.2	$0.3	$—	$—
Interest cost	0.4	0.4	0.9	0.8	0.6	0.5
Expected return on plan assets	(0.4)	(0.3)	—	—	(0.6)	(0.6)
Amortization of prior service cost[1]	0.3	0.2	—	—	0.7	0.8
Amortization of net actuarial gain	(0.1)	—	(0.5)	(0.3)	(0.1)	—
Total net periodic postretirement and postemployment benefit cost	$1.1	$1.0	$0.6	$0.8	$0.6	$0.7

	Pension Plans		OPEB		Salaried VEBA
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$2.6	$2.7	$0.7	$0.8	$—	$—
Interest cost	1.2	1.2	2.6	2.5	1.7	1.6
Expected return on plan assets	(1.1)	(1.0)	—	—	(1.7)	(1.7)
Amortization of prior service cost[1]	0.7	0.5	—	—	2.2	1.0
Amortization of net actuarial gain	(0.1)	—	(1.4)	(0.8)	(0.3)	—
Total net periodic postretirement and postemployment benefit cost	$3.3	$3.4	$1.9	$2.5	$1.9	$0.9

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

Pension Plan Contributions. During the nine months ended September 30, 2025, we contributed $4.6 million to our pension plans. We expect to make additional contributions of approximately $1.6 million to the pension plans during the remainder of 2025.

4. Restructuring

2025 Restructuring Plan. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (“2025 Restructuring Plan”). Through September 30, 2025, we have recorded a charge of $1.9 million for severance and related benefits. Substantially all of the costs associated with the restructuring efforts initiated under the 2025 Restructuring Plan were incurred and expensed as of September 30, 2025. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2025 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$—
Restructuring costs	1.8
Costs paid or otherwise settled[1]	(1.3)
BALANCE, March 31, 2025	0.5
Restructuring costs	0.1
Costs paid or otherwise settled[1]	(0.4)
BALANCE, June 30, 2025	$0.2
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, September 30, 2025	$0.1

1.
Cash paid during the quarter and nine months ended September 30, 2025 was $0.1 million and $1.8 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”). Through September 30, 2025, we have recorded a charge of $7.5 million, consisting of a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2024 Restructuring Plan were incurred and expensed as of December 31, 2024. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$4.7
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, March 31, 2025	4.6
Restructuring costs	—
Costs paid or otherwise settled[1]	—
BALANCE, June 30, 2025	$4.6
Restructuring costs	—
Costs paid or otherwise settled[1]	—
BALANCE, September 30, 2025	$4.6

1.
Cash paid during the quarter and nine months ended September 30, 2025 was $0.0 million and $0.1 million, respectively.

5. Derivatives, Hedging Programs and Other Financial Instruments

Overview

We utilize derivative instruments to manage exposure to: (i) metal price risk related to aluminum and certain alloys used as raw material for our fabrication operations; (ii) energy price risk related to natural gas and electricity used in our production processes; and (iii) foreign currency exchange rate risk related to certain equipment and service agreements. We do not use derivative financial instruments for trading or other speculative purposes. All hedging transactions are executed centrally and are overseen by a committee (“Hedging Committee”) composed of key operations and finance personnel from the management team. The scope of the Hedging Committee’s activities is reviewed with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments. Our counterparties are major investment-grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds, which may adjust up or down based on changes credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $0.1 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively. We had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted by our customers at both September 30, 2025 and December 31, 2024.

The above described derivative instruments are typically designated as cash flow hedges. Unrealized gains and losses associated with our cash flow hedges are deferred in Other comprehensive income, net of tax, and reclassified to COGS when such hedges settle or when it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. See Note 8 for the total amount of gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments that was reported in AOCI, as well as the related reclassifications into earnings and tax effects. Cumulative gains and losses related to cash flow hedges are reclassified out of AOCI and recorded within COGS when the associated hedged commodity purchases impact earnings.

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

within COGS and Other income, net, respectively. As of September 30, 2025 and December 31, 2024, we had no outstanding non-designated derivative hedge positions.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2025:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	October 2025 through November 2026	64.1
Fixed price sale contracts for LME	October 2025 through March 2026	23.5
Fixed price purchase contracts for MWTP	October 2025 through November 2026	64.1
Fixed price sale contracts for MWTP	October 2025 through April 2026	23.5

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2025 through December 2027	6.8

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	October 2025 through December 2027	3,300,000

Euro	Maturity Period	Notional Amount of Contracts (in millions of Euros)
Fixed price forward purchase contracts	October 2025 through July 2027	€1.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$728.8	$676.0	$2,125.0	$1,997.1

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(9.7)	$1.6	$(17.1)	$0.9
Alloying Metals	(0.5)	(0.3)	(1.4)	(0.8)
Natural gas	0.4	0.3	0.7	1.0
Electricity	—	—	—	0.6
Foreign exchange contracts	(0.2)	(0.1)	(0.2)	(0.1)
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(10.0)	$1.5	$(18.0)	$1.6

Loss recognized in our Statements of Consolidated Income related to non-designated derivatives:
Electricity – Realized loss	—	2.0	—	2.0
Electricity – Unrealized mark-to-market loss	—	—	—	2.0
Electricity (reclassification from AOCI due to forecasted transactions probable of not occurring)	—	—	—	0.2
Total loss recognized in our Statements of Consolidated Income related to non-designated derivatives	$—	$2.0	$—	$4.2

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative assets and liabilities (in millions of dollars):

	As of September 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$1.8	$—	$1.8	$1.1	$(0.8)	$0.3
Fixed price sale contracts for LME	—	(0.5)	(0.5)	—	—	—
Fixed price purchase contracts for MWTP	7.8	—	7.8	1.1	—	1.1
Fixed price sale contracts for MWTP	—	(1.2)	(1.2)	—	—	—
Alloying Metals – Fixed price purchase contracts	1.2	(0.1)	1.1	1.3	(0.1)	1.2
Natural gas – Fixed price purchase contracts	1.0	(1.0)	—	0.5	(0.8)	(0.3)
Foreign currency – Fixed price forward contracts	0.1	—	0.1	—	(0.4)	(0.4)
Total	$11.9	$(2.8)	$9.1	$4.0	$(2.1)	$1.9

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of September 30, 2025	As of December 31, 2024
Derivative assets:
Prepaid expenses and other current assets	$10.8	$3.7
Other assets	1.1	0.3
Total derivative assets	$11.9	$4.0
Derivative liabilities:
Other accrued liabilities	$(2.2)	$(1.8)
Long-term liabilities	(0.6)	(0.3)
Total derivative liabilities	$(2.8)	$(2.1)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the carrying amounts of our accounts receivable, contract assets, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature and nominal credit risk.

6. Debt and Credit Facility

Senior Notes

At September 30, 2025 and December 31, 2024, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.625% and $500.0 million (“4.625% Senior Notes”) and (ii) 4.50% and $550.0 million (“4.50% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of September 30, 2025	As of December 31, 2024
4.625% Senior Notes	November 2019	March 2028	4.8%	$500.0	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(7.1)	(8.4)
Total carrying amount				$1,042.9	$1,041.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of September 30, 2025	As of December 31, 2024
4.625% Senior Notes	$494.4	$470.1
4.50% Senior Notes	$518.4	$484.8

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC (collectively with the Company, the “Borrowers”). On October 14, 2025, we entered into amendment No. 5 to our Revolving Credit Facility. See Note 15, for details regarding the revised terms of the Revolving Credit Facility as amended.

The Revolving Credit Facility contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and, prior to the October 14, 2025 amendment, had a maturity date of April 2027. The amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility. Our effective interest rate on outstanding borrowings under the amended Revolving Credit Facility is based on the rates of Base Rate Loans and SOFR Loans (as defined in the amended Revolving Credit Facility). As of September 30, 2025, the rate for Base Rate Loans was equal to the prevailing Prime Rate plus 0.25% (or, if borrowing availability was less than 40% of the maximum revolving commitments, 0.50%), while the rate for SOFR Loans, which are made for one or three month periods, was equal to the Term SOFR Reference Rate (as defined in the amended Revolving Credit Facility) plus 1.35% (or, if borrowing availability was less than 40% of the maximum revolving commitments, 1.60%). Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025 after repaying borrowings of $290.4 million incurred during the nine months ended September 30, 2025. We had no outstanding borrowings under the Revolving Credit Facility as of or during the year ended December 31, 2024.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2025 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(14.6)
Remaining borrowing availability	$560.4

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Senior Notes interest expense, including debt issuance cost amortization	$12.4	$12.4	$37.2	$37.2
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.7	0.6	2.0	1.8
Interest expense on finance lease liabilities	0.2	0.2	0.6	0.6
Interest expense capitalized as construction in progress	(0.9)	(2.5)	(3.7)	(6.3)
Total interest expense	$12.4	$10.7	$36.1	$33.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

7. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 5 and Note 6).

Environmental Contingencies. We are subject to several environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at our operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals of $18.2 million as of September 30, 2025. This accrual represents our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, available facts, existing technologies, and our assessment of the likely remediation actions to be taken.

Based on approved and proposed remediation action plans for the various facilities, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years. As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals by up to $14.2 million. Changes to our estimates may occur within the next 12 months as new information becomes available.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Defined Benefit Plans:
Beginning balance	$19.6	$10.4	$19.1	$11.0
Actuarial (loss) gain arising during the period	—	—	(0.1)	1.4
Less: income tax expense	—	—	—	(0.3)
Net actuarial (loss) gain arising during the period	—	—	(0.1)	1.1
Prior service cost arising during the period	—	—	—	(2.2)
Less: income tax benefit	—	—	—	0.5
Net prior service cost arising during the period	—	—	—	(1.7)
Amortization of net actuarial gain[1]	(0.7)	(0.3)	(1.8)	(0.8)
Amortization of prior service cost[1]	1.0	1.0	2.9	1.5
Less: income tax expense[2]	(0.1)	(0.2)	(0.3)	(0.2)
Net amortization reclassified from AOCI to Net income	0.2	0.5	0.8	0.5
Other comprehensive income (loss), net of tax	0.2	0.5	0.7	(0.1)
Ending balance	$19.8	$10.9	$19.8	$10.9

Cash Flow Hedges:
Beginning balance	$7.6	$3.8	$1.4	$2.1
Unrealized gain on cash flow hedges	9.0	0.6	25.2	2.5
Less: income tax expense	(2.1)	(0.2)	(5.9)	(0.6)
Net unrealized gain on cash flow hedges	6.9	0.4	19.3	1.9
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(10.0)	1.5	(18.0)	1.6
Reclassification due to forecasted transactions probable of not occurring	—	—	—	0.2
Less: income tax benefit (expense)[2]	2.4	(0.3)	4.2	(0.4)
Net (gain) loss reclassified from AOCI to Net income	(7.6)	1.2	(13.8)	1.4
Other comprehensive (loss) income, net of tax	(0.7)	1.6	5.5	3.3
Ending balance[3]	$6.9	$5.4	$6.9	$5.4

Total AOCI ending balance	$26.7	$16.3	$26.7	$16.3

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of September 30, 2025, we estimate a net mark-to-market gain before tax of $8.7 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9. Other Income, Net

The following table presents the components of Other income, net (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$0.2	$0.9	$0.6	$3.0
Net periodic postretirement and postemployment benefit cost	(1.2)	(1.5)	(3.8)	(3.3)
Unrealized gain on equity securities	0.3	0.2	0.4	0.5
Gain on disposition of non-operating property, plant and equipment	10.3	4.4	10.3	3.9
Gain on business interruption insurance recoveries[1]	1.6	4.6	6.6	15.1
All other, net	0.2	0.1	0.3	(0.1)
Other income, net	$11.4	$8.7	$14.4	$19.1

1.
Represents advances against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. During the nine months ended September 30, 2025 and September 30, 2024, we received net cash proceeds of $6.4 million and $13.4 million, respectively.

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and nine months ended September 30, 2025, we sold trade accounts receivable totaling $255.9 million and $740.1 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.2 million and $17.2 million, respectively. During the quarter and nine months ended September 30, 2024, we sold trade accounts receivable totaling $260.5 million and $792.9 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.1 million and $18.9 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income, net. As of September 30, 2025, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

10. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Domestic	$(8.0)	$(1.8)	$(20.6)	$(12.0)
Foreign	(0.3)	(0.6)	(1.6)	(1.6)
Total	$(8.3)	$(2.4)	$(22.2)	$(13.6)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.

The income tax provision for the quarters ended September 30, 2025 and September 30, 2024 was $8.3 million and $2.4 million, respectively, reflecting an effective tax rate of 17% and 21%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2025 was primarily due to a decrease of 7% related to Federal research and development credits, partially offset by an increase of 2% related to non-deductible compensation expense. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarter ended September 30, 2024.

The income tax provision for the nine months ended September 30, 2025 and September 30, 2024 was $22.2 million and $13.6 million, respectively, reflecting an effective tax rate of 21% and 23%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the nine months ended September 30, 2025 and September 30, 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Our gross unrecognized benefits relating to uncertain tax positions were $7.7 million and $6.9 million at September 30, 2025 and December 31, 2024, respectively, of which, $7.7 million and $6.9 million would be recorded through our income tax provision and thus, impact the effective tax rate at September 30, 2025 and December 31, 2024, respectively, if the gross unrecognized tax benefits were to be recognized.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA made permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company evaluated all deferred tax balances under the newly enacted tax law and made all changes required to the Company's Form 10-Q for the quarter ended September 30, 2025, which included no material impact to the income tax rate.

11. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters and nine months ended September 30, 2025 and September 30, 2024.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended June 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Numerator:
Net income available to common shareholders[2]	$39.5	$8.8	$84.3	$45.9
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,192	16,087	16,156	16,062
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[3]	420	248	355	229
Diluted	16,612	16,335	16,511	16,291

Net income per common share, Basic:	$2.44	$0.54	$5.22	$2.85
Net income per common share, Diluted:	$2.38	$0.54	$5.10	$2.81

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
3.
Quantities in the following discussion are denoted in whole shares. During the quarter and nine months ended September 30, 2025 approximately 1 and 196 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. For the quarter and nine months ended September 30, 2024, approximately 120 and 700 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
	(In millions of dollars)
Interest paid	$33.3	$30.5
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$23.5	$24.7

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1.9	$0.9
Cash paid for amounts included in the measurement of operating lease liabilities	$5.2	$6.1
Finance lease liabilities arising from obtaining finance lease assets	$1.7	$2.6

	As of September 30,
	2025	2024
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17.2	$45.7
Restricted cash included in Other assets[1]	19.8	18.3
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$37.0	$64.0

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the significant segment expenses that are provided to the CODM (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Net sales	$843.5	$747.7	$2,444.0	$2,258.6

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[2]	492.8	385.7	1,355.9	1,160.8
Manufacturing costs[3]	158.8	208.2	532.5	599.1
Plant overhead[4]	45.9	45.0	136.0	133.5
Freight costs	21.6	23.4	63.6	69.1
Other cost of products sold[5]	9.7	13.7	37.0	34.6
Depreciation and amortization	32.0	29.0	91.6	86.8
Selling, general, administrative, research and development
Research and development costs	0.4	0.5	1.0	1.7
Employee costs[6]	24.7	20.2	69.9	63.8
Other selling, general and administrative costs[7]	8.8	8.1	26.4	27.5
Restructuring costs	—	0.7	1.9	7.6
Other operating charges, net	—	—	—	0.4
Interest expense	12.4	10.7	36.1	33.3
Other income, net – Note 9	(11.4)	(8.7)	(14.4)	(19.1)
Income tax provision	8.3	2.4	22.2	13.6
Net income	$39.5	$8.8	$84.3	$45.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 for further discussion.
2.
Hedged cost of alloyed metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. For the quarters ended September 30, 2025 and September 30, 2024, this metric also includes metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $10.2 million and ($2.1) million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, this metric also includes metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $15.4 million and ($2.2) million, respectively.
3.
Manufacturing costs primarily includes labor, utilities, supplies, metal valuation impacts, metal profits, and other materials, excluding alloys incurred at our various production facilities.
4.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
5.
Other cost of products sold primarily includes lease expense, accretion expense related to conditional asset retirement obligations, gains and losses on operating asset disposals, and major maintenance costs.
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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Aero/HS Products	$182.2	$213.1	$624.8	$659.7
Packaging	393.9	319.5	1,049.0	930.0
GE Products	192.2	150.7	559.2	466.3
Automotive Extrusions	75.2	62.1	211.0	195.3
Other products	—	2.3	—	7.3
Total net sales	$843.5	$747.7	$2,444.0	$2,258.6

Timing of revenue recognition:
Products transferred at a point in time	$670.7	$580.2	$1,888.1	$1,741.4
Products transferred over time	172.8	167.5	555.9	517.2
Total net sales	$843.5	$747.7	$2,444.0	$2,258.6

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income taxes paid:
Domestic	$—	$0.2	$2.6	$0.4
Foreign	0.9	0.3	3.6	2.5
Total income taxes paid	$0.9	$0.5	$6.2	$2.9

14. Change in Accounting Principle

Effective January 1, 2025, we changed our inventory valuation methodology for finished products, work-in-process, and raw material inventories from LIFO to WAC. All prior periods presented have been adjusted to apply the new method retrospectively.

Certain financial statement line items in our Statements of Consolidated Income for the quarter and nine months ended September 30, 2024, our Statements of Consolidated Cash Flows for the nine months ended September 30, 2024, and our Consolidated Balance Sheets and Consolidated Stockholders’ Equity as of September 30, 2024 and December 31, 2024, were adjusted as follows (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	As Previously Reported	Effect of WAC Change	As Adjusted
Statements of Consolidated Income (Loss) for the quarter ended September 30, 2024
Cost of products sold, excluding depreciation and amortization	$671.8	$4.2	$676.0
Operating income	17.4	(4.2)	13.2
Income tax provision	(3.4)	1.0	(2.4)
Net income	12.0	(3.2)	8.8

Net income per common share:
Basic	$0.75	$(0.21)	$0.54
Diluted	$0.74	$(0.20)	$0.54

Statements of Consolidated Income (Loss) for the nine months ended September 30, 2024
Cost of products sold, excluding depreciation and amortization	$2,005.2	$(8.1)	$1,997.1
Operating income	65.6	8.1	73.7
Income tax provision	(11.7)	(1.9)	(13.6)
Net income	39.7	6.2	45.9

Net income per common share:
Basic	$2.47	$0.38	$2.85
Diluted	$2.44	$0.37	$2.81

Statements of Consolidated Cash Flows for the nine months ended September 30, 2024
Net income	$39.7	$6.2	$45.9
Deferred income taxes	8.5	1.9	10.4
LIFO valuation inventory expense	8.8	(8.8)	—
Inventories	(8.7)	0.7	(8.0)
Net cash provided by operating activities	123.7	—	123.7

Consolidated Balance Sheet as of September 30, 2024
Receivables, other	$0.9	$0.1	$1.0
Inventories	473.9	81.6	555.5
Deferred tax assets, net	6.3	(2.7)	3.6
Deferred tax liabilities	23.7	16.6	40.3
Retained earnings	11.8	62.4	74.2

Consolidated Balance Sheet as of December 31, 2024
Receivables, other	$22.0	$0.2	$22.2
Inventories	503.9	98.0	601.9
Deferred tax assets, net	7.2	(3.2)	4.0
Other accrued liabilities	79.4	(0.1)	79.3
Deferred tax liabilities	24.1	20.0	44.1
Retained earnings	6.2	75.1	81.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table compares the amounts that would have been reported under LIFO with amounts reported under WAC in the current period Interim Consolidated Financial Statements (in millions of dollars, except per share amounts):

	As Computed (using LIFO)	Effect of Change	As Reported (using WAC)
Statements of Consolidated Income (Loss) for the quarter ended September 30, 2025
Cost of products sold, excluding depreciation and amortization	$790.2	$(61.4)	$728.8
Operating (loss) income	(12.6)	61.4	48.8
Income tax benefit (provision)	1.4	(9.7)	(8.3)
Net (loss) income	(12.2)	51.7	39.5

Net (loss) income per common share:
Basic	$(0.75)	$3.19	$2.44
Diluted	$(0.75)	$3.13	$2.38

Statements of Consolidated Income (Loss) for the nine months ended September 30, 2025
Cost of products sold, excluding depreciation and amortization	$2,242.3	$(117.3)	$2,125.0
Operating income	10.9	117.3	128.2
Income tax provision	(0.1)	(22.1)	(22.2)
Net (loss) income	(10.9)	95.2	84.3

Net (loss) income per common share:
Basic	$(0.68)	$5.90	$5.22
Diluted	$(0.68)	$5.78	$5.10

Statements of Consolidated Cash Flows for the nine months ended September 30, 2025
Net (loss) income	$(10.9)	$95.2	$84.3
Deferred income taxes	(0.9)	22.1	21.2
Inventories	16.9	(117.3)	(100.4)
Net cash provided by operating activities	132.0	—	132.0

Consolidated Balance Sheet as of September 30, 2025
Receivables, other	$32.1	$0.2	$32.3
Inventories	487.0	215.3	702.3
Deferred tax assets, net	7.1	(5.7)	1.4
Other accrued liabilities	49.6	(0.1)	49.5
Deferred tax liabilities	25.0	39.6	64.6
Retained (deficit) earnings	(43.2)	170.3	127.1

15. Subsequent Events

Dividend Declaration. On October 14, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about November 14, 2025 to stockholders of record and the holders of certain restricted stock units at the close of business on October 24, 2025.

Revolving Credit Facility. On October 14, 2025, we entered into amendment No. 5 to our Revolving Credit Facility with a syndicate of commercial lenders led by Wells Fargo Bank, National Association (the “Amended Credit Facility”). The Amended Credit Facility, among other things, (i) contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit), (ii) allows the Company to request an increase of the revolving commitments by up to an amount equal to $200.0 million plus an additional amount for a first-in last-out tranche, subject to certain conditions and the agreement

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

of one or more lenders to provide such increased commitment, and (iii) is set to mature on the earlier of (i) March 1, 2028, if by that date the scheduled maturity of the Company’s senior notes due 2028 has not been extended to a date not earlier than 90 days after October 14, 2030, repaid in full, or refinanced or replaced on terms mutually satisfactory to the Borrowers and Wells Fargo; and (ii) October 14, 2030. The amount we can borrow under the Amended Credit Facility is determined by the value of our eligible accounts receivable and inventory and certain other assets, which serve as collateral for the Amended Credit Facility. Our effective interest rate on outstanding borrowings under the Amended Credit Facility bear interest at a rate equal to either a base rate or the secured overnight financing rate (SOFR), plus, in each case, a specified variable percentage of between 125 basis points and 150 basis points for SOFR loans (or 25 basis points and 50 basis points for base rate loans) determined by reference to the then-remaining borrowing availability under the Amended Credit Facility and, in certain instances, a fixed margin. At the time of execution of the Amended Credit Facility, we had no outstanding borrowings under the previous revolving credit facility nor did we borrow on the Amended Credit Facility. As of the effective date, under the Amended Credit Facility, there were outstanding letters of credit totaling $14.6 million.

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

Metal Pricing Policies

A fundamental part of our business model is to remain neutral to the impact from fluctuations in the market price for aluminum and certain alloys, thereby earning profit predominantly from the conversion of aluminum into semi-fabricated mill products. We refer to this as “metal price neutrality.” We purchase primary, rolling ingot and scrap, or recycled, aluminum, our main raw material, and alloys at prices that fluctuate on a monthly basis, and our pricing policies generally allow us to pass the current month underlying index cost of aluminum and certain alloys through to our customers so that we remain neutral to metal pricing. We may also enter into firm-price customer sales agreements that specify a firm underlying metal price plus a conversion price. Firm-price sales agreements create price exposure for us, which we mitigate through hedging and related programs with an objective to remain metal price neutral. Additionally, we have certain contracts that may adjust certain alloy prices for a forward period based on an average prior period cost for such alloys. As a result, until the selling price resets, we can experience an adverse impact when alloy prices increase and a favorable impact when alloy prices decrease.

In order to allow users of our financial statements to consider the impact of aluminum and alloy cost on our Net sales, we disclose Net sales as well as Conversion Revenue, which is Net sales less the Hedged Cost of Alloyed Metal. As used in this discussion, “Hedged Cost of Alloyed Metal” is the cost of aluminum at the average MWTP plus the cost of alloying elements and any realized gains and/or losses on settled hedges related to the metal sold in the referenced period. The average MWTP of aluminum reflects the primary aluminum supply/demand dynamics in North America. For a reconciliation of Conversion Revenue to Net sales, see below in “Results of Operations - Selected Operational and Financial Information.”

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability or other specific properties where we can create and maintain a defensible competitive position because of our technical expertise, strong production capability and high product quality. Our 10 active extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, serve primarily North American demand for aerospace, general engineering, or automotive applications. Additionally, we have a facility in Columbia, New Jersey, that focuses on multi-material advanced manufacturing methods and techniques, which include multi-axis computer numerical control machining, additive manufacturing (“3D Printing”), welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. Our consolidated Net sales for the nine months ended September 30, 2025 totaled $2,444.0 million on approximately 834.2 million pounds shipped from our facilities. We employed approximately 3,900 people at September 30, 2025.

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

Highlights for the quarter ended September 30, 2025:

•
Net sales $843.5 million; Conversion Revenue $350.7 million;
•
Net income $39.5 million; Net income per diluted share $2.38; and
•
Cash dividends and dividend equivalents of $0.77 per share or $12.8 million paid during the quarter ended September 30, 2025.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended September 30, 2025 and September 30, 2024, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Quarter Ended September 30,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	41.8	$182.2	59.5	$213.1	(17.7)	(30%)	$(30.9)	(15%)
Packaging	144.1	393.9	150.9	319.5	(6.8)	(5%)	74.4	23%
GE Products	60.4	192.2	55.6	150.7	4.8	9%	41.5	28%
Automotive Extrusions	23.9	75.2	25.2	62.1	(1.3)	(5%)	13.1	21%
Other Products	—	—	1.0	2.3	(1.0)	(100%)	(2.3)	(100%)
Total	270.2	$843.5	292.2	$747.7	(22.0)	(8%)	$95.8	13%

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.56 (22%). This benefit was partially offset by a 22.0 million pound (8%) decrease in shipment volume, primarily driven by a planned partial outage at Trentwood in conjunction with the Phase VII capacity expansion project.

The following table sets forth, for the nine months ended September 30, 2025 and September 30, 2024, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Nine Months Ended September 30,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	158.0	$624.8	184.6	$659.7	(26.6)	(14%)	$(34.9)	(5%)
Packaging	415.4	1,049.0	439.2	930.0	(23.8)	(5%)	119.0	13%
GE Products	188.9	559.2	173.2	466.3	15.7	9%	92.9	20%
Automotive Extrusions	71.9	211.0	79.8	195.3	(7.9)	(10%)	15.7	8%
Other Products	—	—	3.2	7.3	(3.2)	(100%)	(7.3)	(100%)
Total	834.2	$2,444.0	880.0	$2,258.6	(45.8)	(5%)	$185.4	8%

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.36 (14%). This benefit was partially offset by a 45.8 million pound (5%) decrease in shipment volume, reflecting the impact of a planned partial outage at Trentwood in conjunction with the Phase VII capacity expansion project.

COGS. COGS for the quarter ended September 30, 2025 totaled $728.8 million, or 86% of Net sales, compared to $676.0 million, or 90% of Net sales, for the quarter ended September 30, 2024. The total increase reflected the following (in millions of dollars):

	Quarter Ended September 30,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$492.8	$385.7	$107.1	28%
Manufacturing costs	158.8	208.2	(49.4)	(24%)
Plant overhead	45.9	45.0	0.9	2%
Freight costs	21.6	23.4	(1.8)	(8%)
Other cost of products sold	9.7	13.7	(4.0)	(29%)
Total	$728.8	$676.0	$52.8	8%
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Of the $107.1 million increase in Hedged Cost of Alloyed Metal, $136.1 million was due to an increase in hedged metal prices (see above in our “Net Sales” discussion for further details), partially offset by a $29.0 million decrease attributed to lower shipment volume. The $49.4 million decrease in manufacturing costs was primarily due to favorable metal consumption and lower shipment volume, partially offset by higher costs associated with a planned partial outage at Trentwood for the Phase VII capacity expansion project and the start-up of the fourth coating line at Warrick. The $4.0 million decrease in other cost of products sold was primarily driven by a decrease in legacy environmental costs and a decrease in major maintenance costs. The $1.8 million decrease in freight costs was primarily due to lower shipment volume. For a further discussion of the comparative results of operations for the quarters ended September 30, 2025 and September 30, 2024, see below in “Selected Operational and Financial Information.”

COGS for the nine months ended September 30, 2025 totaled $2,125.0 million, or 87% of Net sales, compared to $1,997.1 million, or 88% of Net sales, for the nine months ended September 30, 2024. The total increase reflected the following (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$1,355.9	$1,160.8	$195.1	17%
Manufacturing costs	532.5	599.1	(66.6)	(11%)
Plant overhead	136.0	133.5	2.5	2%
Freight costs	63.6	69.1	(5.5)	(8%)
Other cost of products sold	37.0	34.6	2.4	7%
Total	$2,125.0	$1,997.1	$127.9	6%
1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Of the $195.1 million increase in Hedged Cost of Alloyed Metal, $255.4 million was due to an increase in hedged metal prices (see above in our “Net Sales” discussion for further details), partially offset by a $60.3 million decrease attributed to lower shipment volume. The $66.6 million decrease in manufacturing costs was primarily due to favorable metal consumption and lower shipment volume, partially offset by higher costs associated with a planned partial outage at Trentwood for the Phase VII capacity expansion project and the commissioning and start-up of the fourth coating line at Warrick. The $5.5 million decrease in freight costs was primarily due to lower shipment volume. The $2.4 million increase in other cost of products sold was primarily driven by an increase in major maintenance costs, partially offset by a decrease in legacy environmental costs. For a further discussion of the comparative results of operations for the nine months ended September 30, 2025 and September 30, 2024, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $33.9 million and $28.8 million for the quarters ended September 30, 2025 and September 30, 2024, respectively. The increase reflected the following (in millions of dollars):

	Quarter Ended September 30,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$0.4	$0.5	$(0.1)	(20%)
Employee costs	24.7	20.2	4.5	22%
Other selling, general and administrative costs	8.8	8.1	0.7	9%
Total	$33.9	$28.8	$5.1	18%

SG&A and R&D expense totaled $97.3 million and $93.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase reflected the following (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$1.0	$1.7	$(0.7)	(41%)
Employee costs	69.9	63.8	6.1	10%
Other selling, general and administrative costs	26.4	27.5	(1.1)	(4%)
Total	$97.3	$93.0	$4.3	5%

Restructuring Costs. Restructuring costs of $0.0 million and $0.7 million for the quarters ended September 30, 2025 and September 30, 2024, respectively, and $1.9 million and $7.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, were related to our restructuring plans. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for further information regarding the restructuring plans.

Other Operating Charges, Net. We had no Other operating charges for the quarter or nine months ended September 30, 2025. Other operating charges of $0.4 million for the nine months ended September 30, 2024 represented an impairment charge on land classified as held for sale during the quarter ended March 31, 2024.

Interest Expense. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended September 30, 2025 and September 30, 2024 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024 As Adjusted[1]	2025	2024 As Adjusted[1]
Net income	$39.5	$8.8	$84.3	$45.9
Interest expense	12.4	10.7	36.1	33.3
Other income, net	(11.4)	(8.7)	(14.4)	(19.1)
Income tax provision	8.3	2.4	22.2	13.6
Depreciation and amortization	32.0	29.0	91.6	86.8
Non-run-rate items:
Restructuring costs	—	0.7	1.9	7.6
Mark-to-market loss on derivative instruments[2]	—	—	—	2.2
Non-cash asset impairment charge	—	—	—	0.4
Environmental expenses[3]	0.1	3.3	0.3	3.7
Loss on disposition of operating property, plant and equipment	0.4	—	0.4	—
Total non-run-rate items	0.5	4.0	2.6	13.9
Adjusted EBITDA[4]	$81.3	$46.2	$222.4	$174.4

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
4.
Adjusted EBITDA includes favorable Metal Price Lag of approximately $28.0 million and approximately $7.0 million for the quarters ended September 30, 2025 and September 30, 2024, respectively, and favorable Metal Price Lag of approximately $64.0 million and approximately $31.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Adjusted EBITDA for the quarter ended September 30, 2025 was $35.1 million higher than Adjusted EBITDA for the quarter ended September 30, 2024. Adjusted EBITDA for the quarter ended September 30, 2025 was impacted by: (i) improved product pricing and mix; (ii) favorable metal costs; and (iii) lower major maintenance costs. This was partially offset by: (i) higher manufacturing costs primarily due to costs associated with the Trentwood Phase VII outage and startup of the fourth coating line at Warrick; (ii) lower sales volume; and (iii) higher employee and employee-related costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the nine months ended September 30, 2025 was $48.0 million higher than Adjusted EBITDA for the nine months ended September 30, 2024. Adjusted EBITDA for the nine months ended September 30, 2025 was impacted by: (i) improved product pricing and mix and (ii) favorable metal costs. This was partially offset by: (i) higher manufacturing costs primarily due to costs associated with the Trentwood Phase VII outage and startup of the fourth coating line at Warrick; (ii) lower sales volume; (iii) higher employee and employee-related costs; and (iv) higher major maintenance costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Aero/HS Products:
Shipments (mmlbs)	41.8		59.5		158.0		184.6
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$182.2	$4.36	$213.1	$3.58	$624.8	$3.95	$659.7	$3.57
Less: Hedged Cost of Alloyed Metal	(82.7)	(1.98)	(85.2)	(1.43)	(277.6)	(1.75)	(261.9)	(1.42)
Conversion Revenue	$99.5	$2.38	$127.9	$2.15	$347.2	$2.20	$397.8	$2.15

Packaging:
Shipments (mmlbs)	144.1		150.9		415.4		439.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$393.9	$2.73	$319.5	$2.12	$1,049.0	$2.53	$930.0	$2.12
Less: Hedged Cost of Alloyed Metal	(256.1)	(1.77)	(191.1)	(1.27)	(654.1)	(1.58)	(564.7)	(1.29)
Conversion Revenue	$137.8	$0.96	$128.4	$0.85	$394.9	$0.95	$365.3	$0.83

GE Products:
Shipments (mmlbs)	60.4		55.6		188.9		173.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$192.2	$3.18	$150.7	$2.71	$559.2	$2.96	$466.3	$2.69
Less: Hedged Cost of Alloyed Metal	(110.3)	(1.82)	(74.6)	(1.34)	(308.1)	(1.63)	(227.4)	(1.31)
Conversion Revenue	$81.9	$1.36	$76.1	$1.37	$251.1	$1.33	$238.9	$1.38

Automotive Extrusions:
Shipments (mmlbs)	23.9		25.2		71.9		79.8
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$75.2	$3.15	$62.1	$2.45	$211.0	$2.93	$195.3	$2.45
Less: Hedged Cost of Alloyed Metal	(43.7)	(1.83)	(33.4)	(1.31)	(116.1)	(1.61)	(102.5)	(1.29)
Conversion Revenue	$31.5	$1.32	$28.7	$1.14	$94.9	$1.32	$92.8	$1.16

Other Products:
Shipments (mmlbs)	—		1.0		—		3.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$—	$—	$2.3	$2.30	$—	$—	$7.3	$2.28
Less: Hedged Cost of Alloyed Metal	—	—	(1.4)	(1.40)	—	—	(4.3)	(1.34)
Conversion Revenue	$—	$—	$0.9	$0.90	$—	$—	$3.0	$0.94

Total:
Shipments (mmlbs)	270.2		292.2		834.2		880.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$843.5	$3.12	$747.7	$2.56	$2,444.0	$2.93	$2,258.6	$2.57
Less: Hedged Cost of Alloyed Metal[1]	(492.8)	(1.82)	(385.7)	(1.32)	(1,355.9)	(1.63)	(1,160.8)	(1.32)
Conversion Revenue	$350.7	$1.30	$362.0	$1.24	$1,088.1	$1.30	$1,097.8	$1.25

1.
Hedged Cost of Alloyed Metal for the quarters ended September 30, 2025 and September 30, 2024 included $503.0 million and $383.6 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $10.2 million and ($2.1) million in the quarters ended September 30, 2025 and September 30, 2024, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. Hedged Cost of Alloyed Metal for the nine months ended September 30, 2025 and September 30, 2024 included $1,371.3 million and $1,158.6 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $15.4 million and ($2.2) million in the nine months ended September 30, 2025 and September 30, 2024, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized gains and losses on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of September 30, 2025	As of December 31, 2024
Available cash and cash equivalents	$17.2	$18.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	560.4	553.4
Total liquidity	$577.6	$571.8

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of September 30, 2025 and December 31, 2024.

We place our cash in bank deposits with high credit quality financial institutions. See Note 12 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2025.

We had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025 after repaying borrowings of $290.4 million incurred during the nine months ended September 30, 2025. We had no outstanding borrowings under the Revolving Credit Facility during the year ended December 31, 2024. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024 As Adjusted[1]
Total cash provided by (used in):
Operating activities	$132.0	$123.7
Investing activities	$(89.7)	$(118.6)
Financing activities	$(43.2)	$(41.8)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 14 of Notes to Interim Consolidated Financial Statements included in this Report for further discussion.

Cash provided by operating activities for the nine months ended September 30, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $122.3 million, primarily due to higher metal cost; (ii) an increase in inventory of $100.4 million, primarily due to increased metal prices, partially offset by a reduction in total inventory pounds; (iii) an increase in trade and other receivables of $79.7 million, primarily due to increased metal prices; and (iv) a decrease in accrued liabilities of $28.3 million, primarily due to timing of uncleared cash disbursements and settlement of certain liabilities.

Cash provided by operating activities for the nine months ended September 30, 2024 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in trade and other receivables of $33.7 million, primarily due to increased metal prices and sales mix; (ii) an increase in accounts payable of $17.5 million, primarily due to the timing of payments and higher metal cost; (iii) an increase in inventory of $8.0 million, primarily due to strong customer demand in Packaging end market; and (iv) a decrease in accrued liabilities of $11.6 million, primarily due to timing and a decrease in general business activities.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and September 30, 2024.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, borrowing availability under the Revolving Credit Facility, and cash flows generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term financial obligations.

Our Revolving Credit Facility and Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We do not believe that the covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. On October 14, 2025, we entered into the Amended Credit Facility to, among other things, extend the maturity date to the earlier of (i) March 1, 2028, if by that date the scheduled maturity of the Company’s senior notes due 2028 has not been extended to a date not earlier than 90 days after October 14, 2030, repaid in full, or refinanced or replaced on terms mutually satisfactory to the Borrowers and Wells Fargo; and (ii) October 14, 2030, and incorporate certain improved terms offering greater operational flexibility. See Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for further details.

At October 20, 2025, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended September 30, 2025 constituted approximately 31% of our Net sales. See Note 9 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2025 of approximately $130.0 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 15 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2025 and September 30, 2024, and declared subsequent to September 30, 2025.

Repurchases of Common Stock

We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At September 30, 2025, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended September 30, 2025 and September 30, 2024 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Aluminum

During the nine months ended September 30, 2025 and September 30, 2024, settlements of derivative contracts were for 88.8 million pounds and 117.3 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At September 30, 2025, we had derivative contracts with respect to approximately 34.6 million and 6.0 million pounds to hedge sales to be made in the remainder of 2025 and 2026, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of September 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $4.1 million and $4.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of September 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.0 million and $2.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of September 30, 2025, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of September 30, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.7 million and $0.9 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.3 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of September 30, 2025 and December 31, 2024.

Foreign Currency

As of September 30, 2025, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.2 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2025:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2025 - July 31, 2025	103	$88.48	—	$—	$93.1
August 1, 2025 - August 31, 2025	14,275	74.73	—	—	93.1
September 1, 2025 - September 30, 2025	—	—	—	—	93.1
Total	14,378	$74.83	—	$—	n/a
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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At September 30, 2025, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1

Amendment No. 5 to Credit Agreement and Loan Documents, dated as of October 14, 2025, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto

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

Date: October 23, 2025