Form 10-K
period 2025-12-31
KAISER ALUMINUM CORP
filed 2026-02-19
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $1.3 billion.

As of February 16, 2026, there were 16,210,443 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloys products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Automotive Extrusions	Extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
FIFO	First-in, first-out inventory valuation methodology
Form 10-K	This Annual Report on Form 10-K
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloys products used in the General Engineering end markets
LIFO	Last-in, first-out inventory valuation methodology
LME	London Metal Exchange
KPS	Kaiser Production System - an integrated application of tools such as Lean Manufacturing, Six Sigma, and Total Productive Manufacturing
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

MWTP	Midwest Transaction Price is equal to the LME aluminum price plus a Midwest premium
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Employment Benefits
Packaging	3000 and 5000 series alloy products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association
SEC	U.S. Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2019, 2021, and 2025 at the following interest rates and aggregate principal amounts, respectively:
(i) 4.625% and $500.0 million (issued in 2019; redeemed in full on November 6, 2025);
(ii) 4.50% and $550.0 million (issued in 2021); and
(iii) 5.875% and $500.0 million (issued in 2025)

SOFR	Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC
WAC	Weighted average cost inventory valuation methodology
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

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

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) the execution and timing of strategic investments; (iii) general economic and business conditions, including higher interest rates, the impact of geopolitical factors and governmental and other actions taken in response, tariffs, cyclicality, reshoring, sanctions and export controls, labor challenges, supply interruptions, energy price volatility, scrap availability and pricing, customer operation disruptions, including as a result of regulatory actions, customer inventory imbalances and supply chain issues, regional aluminum premium volatility, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, and Automotive Extrusions end markets we serve; (iv) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs, including electric vehicle platforms; (v) changes or shifts in defense spending due to competing national priorities; (vi) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs, regional aluminum premiums and energy prices, and changing economic conditions; (vii) developments in technology, including cybersecurity and artificial intelligence threats; (viii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (ix) new or modified statutory or regulatory requirements, including evolving climate-related disclosure regimes, state-level climate programs, and packaging and recycled content laws; (x) the successful integration of acquired operations and technologies; (xi) the views of our stakeholders, including regulators and customers, regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives, including potential greenwashing or consumer protection claims; and (xii) other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Business Overview

Leading positions in select end markets

Kaiser Aluminum Corporation, a Delaware corporation, manufactures and sells semi-fabricated specialty aluminum mill products that include flat-rolled (plate, sheet, and coil), extruded (rod, bar, hollows, and shapes), drawn (rod, bar, pipe, tube, and wire), and certain cast aluminum products. We strategically focus our business on select end markets with demanding applications and high barriers to entry, where we believe we have sustainable competitive advantages that allow us to earn premium pricing and generate long-term profitable growth. The end market applications on which we have historically focused include: (i) Aero/HS Products; (ii) Packaging; (iii) GE Products; and (iv) Automotive Extrusions. These technically challenging applications leverage our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that are required for the particular end uses.

We strive to strengthen our competitive position through strategic capital investments aimed at increasing our capacity and expanding our manufacturing capabilities. While some of our recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality, and promoting operational security, a significant portion over the past several years related to our investment in a fourth coating line at Warrick to increase our capacity for higher margin coated aluminum material for packaging applications and the Trentwood modernization projects, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and further improve our competitive cost position on all products produced at Trentwood. A significant portion of the Trentwood investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for Aero/HS Products and GE Products. We believe these improvements have allowed and will continue to allow us to gain incremental manufacturing capacity to enable future sales growth.

Supplier of choice

We have long-standing relationships with our customers, which consist primarily of blue-chip companies, including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, beverage and food packaging manufacturers, and metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

We have a culture of continuous improvement that is facilitated by the KPS. We believe KPS enables us to continue to reduce our own manufacturing costs and eliminate waste throughout the value chain. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and target markets in order to increase the efficiency of product flow to our customers.

Another key component of our business model is to maintain financial strength and flexibility through the business and economic cycles. We manage and monitor our financial strength through routine analysis of our liquidity position under scenarios of varying business and economic cycles and maintaining a disciplined approach to leverage.

We believe that our product performance and customer experiences have afforded us a leading position in the attractive, growing end markets we serve. With our strong balance sheet and liquidity position, as well as our disciplined approach to capital allocation, we believe that we are well-positioned to benefit from positive secular trends across our served markets, including growing aerospace demand driven by increasing air travel and space-related applications, continued light weighting initiatives in the automotive industry, and long-term demand for coated packaging products supported by consumer preference for sustainable and recyclable materials.

Our Products

Overview

Our products are highly engineered aluminum solutions designed to meet the demanding performance requirements of the diverse end markets we serve. These solutions also contribute to reduced carbon emissions by enabling improved product performance, light weighting in applications such as aircraft and transportation for fuel efficiency, and increasing the use of recyclable aluminum beverage and food packaging. Overall, we remain focused on providing products that meet the needs of our customers for demanding applications while being part of the carbon solution for “Best in Class” customer satisfaction.

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

Packaging. Our Packaging products consist of bare and coated 3000 and 5000-series alloy aluminum coil used in the beverage and food packaging industry, with applications that include coated food stock, coated end and tab stock, body stock and bottle stock. Our Warrick facility is dedicated to the packaging industry in North America, with one of the world’s largest ingot casting facilities, hot and cold rolling, coated finishing, and slitting capacity. Warrick has a unique capability to produce high-margin coated packaging products representing approximately 75% of our total Packaging shipments in 2025.

GE Products. Our broad portfolio of GE Products consists primarily of 6000-series aluminum alloy plate, sheet, rod, bar, tube, wire and standard extruded shapes. The 6000-series alloy is an extremely versatile, medium-strength, heat treatable alloy that can be both extruded and rolled. Our GE Products have a wide range of uses and applications, many of which involve further fabrication for numerous transportation and other industrial end market applications where the machining of plate, rod and bar is intensive. For example, our GE Products are used to produce armor for military vehicles, ordnances, manufacturing cells for semiconductor production, numerous electronic devices, power transmission bus pipe and bar, after-market motor sport parts, tooling plate, parts for machinery and equipment, bolts, screws, and rivets.

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

Markets

Sales, Marketing, and Distribution

Industry sales for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, and Western Europe. Our sales and marketing efforts have historically focused on the markets for Aero/HS Products, Packaging, GE Products, and Automotive Extrusions. The majority of our sales are to North America based customers.

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

Automotive Extrusions. Our Automotive Extrusions are sold primarily to tier one automotive suppliers. Almost all sales are made under long-term agreements entered through direct channels using a North American direct sales force that works closely with our technical sales support organization. Demand for Automotive Extrusions is determined based upon automotive build rates in North America and aluminum content. We believe fuel efficiency standards and continued consumer preference for lightweight vehicles will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.

Customers

Our customer base is made up of a combination of key manufacturers and tier one suppliers in the Aero/HS Products, Packaging and Automotive Extrusions end markets and large metal service centers in the GE Products end market. As of December 31, 2025, approximately 70% of our shipments is sold directly to manufacturers or tier one suppliers and approximately 30% is sold to metal service centers. For the years ended December 31, 2025 and December 31, 2024, our largest customer accounted for 16% of Net sales. While the loss of this customer could have a material adverse effect on us, we believe that our long-standing relationship with the customer is good and that the risk of losing the customer is remote. See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for information about our significant concentrations.

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

Our primary competitors in the global market for Aero/HS Products are Arconic Corporation, Constellium N.V. and Novelis Inc. In North America, our primary competitors for Packaging are Arconic Corporation, Constellium N.V., Novelis Inc. and Tri-Arrows Aluminum, Inc. In serving our North American customers for both GE Products and Automotive Extrusions, our primary competitors are Arconic Corporation and Norsk Hydro ASA, and for certain of these products, we also compete with smaller, regional participants. In North America, we also compete with heat treat plate imported from South Africa, Europe, and China. Some of our competitors are substantially larger, have greater financial resources and may have other strategic advantages.

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

We operate the following research and development centers:

•
Rolling and Heat Treat Center. The Rolling and Heat Treat Center located at our Trentwood facility has complete hot rolling, cold rolling, and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale.
•
Metallurgical Analysis Centers. The Metallurgical Analysis Centers consists of a full metallographic laboratory and a scanning electron microscope to support research and development programs as well as respond to plant technical service requests. The centers are located at our Trentwood, Warrick, and Newark facilities and service our aerospace and commercial plate business, packaging business, and long products business, respectively.
•
Solidification and Casting Center. The Solidification and Casting Center located at our Newark facility has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills.
•
Packaging Coating Center. The Packaging Coating Center located at our Warrick facility is focused on the forming and coating of our packaging products and has laboratory-scaled equipment capable of producing beverage end and food cans enabling the evaluation of new coatings and processes for packaging products.

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

Extrusion and Drawing. Our extrusion process begins with a cast billet, which is an aluminum cylinder of varying length and diameter cut from a cast log. After heating the billet to make the metal malleable, it is placed into an extrusion press and squeezed (extruded) through a die that gives the material the desired two-dimensional cross section. The material can be quenched as it leaves the press, or processed through a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is straightened, typically by stretching, and then cut to length before being hardened in aging ovens. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The primary purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. Extruded and drawn semi-fabricated products are manufactured in a variety of alloys and a range of tempers.

In addition, some of our locations have remelt and casting operations to produce the ingot or log for flat rolling or extrusion processing, respectively. To produce the ingot or log, we purchase primary aluminum and/or recycled scrap aluminum segregated by alloys, necessary to create various aluminum alloys. We also recycle internally generated scrap from our own manufacturing processes. Initially in solid form, aluminum is heated in a vessel to a temperature at which it melts. While in molten form, additional metals (aluminum alloyed scrap, alloy metals, primary aluminum, or high purity aluminum) are introduced to achieve the proper mixture of chemical elements for a particular aluminum alloy. When the desired chemical composition of the molten metal has been achieved, it is poured through a mold in which the molten metal cools in a controlled manner and solidifies into a rolling ingot or extrusion log. The size of the mold determines the dimensions of the rolling ingot or extrusion log. Our casting operations at our facilities in Kalamazoo, Michigan; London, Ontario; Los Angeles, California; and Heath, Ohio produce extrusion log and cut billet for their operations and for our other facilities that do not have casting operations. Our Trentwood and Warrick facilities cast rolling ingot for their own consumption.

Our IMT subsidiary is a leader in advanced manufacturing methods and techniques, which include multi-axis CNC machining, 3D Printing, welding, and fabrication for aerospace and defense, high tech, general industrial, and automotive applications.

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

Raw Materials

To make our fabricated products, we purchase primary aluminum and scrap, or recycled aluminum from third-party suppliers in varying percentages depending on various market factors, including price and availability. The price we pay for primary aluminum is typically based on the average MWTP, which reflects the primary aluminum supply/demand dynamics in North America. The average LME and the average Midwest Premium for 2025, 2024 and 2023 were $1.19 + $0.59, $1.10 + $0.19 and $1.02 + $0.23, respectively. Scrap aluminum is typically purchased at a discount to the MWTP but can require additional processing.

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

•
Index-based price. This pricing structure calls for our customer to pay a product price that incorporates a monthly index-based price for primary aluminum, such as the average MWTP for primary aluminum. Index-based pricing typically allows us to pass aluminum price risk through to the customer and applies to a majority of our Aero/HS Products and Packaging sales and virtually all of our Automotive Extrusions sales.
•
Firm-price. Some of our customers who commit to volumes and timing of delivery pay a firm-price, creating aluminum price risk that we must hedge. We are able to limit exposure to aluminum price risks created by firm-price customer sales contracts by using third-party hedging instruments. Total fabricated product shipments for which we were subject to price risk were, in millions of pounds, 126.7, 154.9, and 207.5 during 2025, 2024, and 2023, respectively.

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

Human Capital

At December 31, 2025, we employed 3,840 people, of which approximately 3,760 were employed in our manufacturing, sales, and support office locations and approximately 80 were employed in a corporate capacity.

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
•
adopting and enforcing our policies, including Corporate Governance Guidelines, Code of Business Conduct and Ethics, Human Rights Policy, and Diversity, Equity, Inclusion and Belonging Policy, and compliance with applicable laws and regulations; and
•
encouraging the reporting of illegal or unethical behavior, including the use of In-Touch, a third-party compliance feedback program.

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

Preferred Employer

We are committed to being a preferred employer by, among other things: (i) attracting, developing and retaining the best people from all cultures and segments of the population based on ability; (ii) providing a safe and clean workplace; (iii) treating all employees with dignity and respect; (iv) being responsive to all employees; (v) providing an environment of diversity, inclusion, belonging, empowerment, responsibility and accountability; (vi) assuring effective, open two-way individual and group communications; (vii) developing and maintaining a positive relationship with all employees and their designated representatives; and (viii) offering competitive and equal pay and benefits that attract and retain employees. We focus on: (i) continuing to consider diversity of backgrounds and experiences as we identify training cohorts and opportunities; (ii) leveraging the views and perspectives of our diverse employees and leaders; (iii) developing meaningful metrics and benchmarks by location and job function to measure the effectiveness of our efforts; (iv) fostering relationships with educational institutions, employment agencies, and professional groups to expand the pool of potential candidates and employees to achieve a more diverse workforce; and (v) actively recruiting from military bases for military and veteran hiring. Our Human Rights Policy and Diversity, Equity, Inclusion and Belonging Policy, which align with our corporate values and Code of Business Conduct and Ethics, are overseen by our Board of Directors and senior leadership team.

Labor Practices and Policies

Safety. We believe employee safety begins with a strong and consistent tone at the top through our executive leadership with oversight provided by our Corporate Health and Safety team, led by our Executive Vice President – Manufacturing. To help us achieve and maintain a strong safety culture, we have robust compliance and assessment programs such as annual safety planning, monthly safety calls, routine performance reviews against targets, and routine audits. In addition, we partner with the USW and various industry groups, including the Aluminum Association, to share and identify best practices. We use both internal and external resources, including the American National Standards Institute and International Organization for Standardization, to assess our compliance with regulatory and internal standards, providing training, performing risk assessments, audits and loss control inspections, and developing mitigation strategies with particular emphasis on risks with a greater potential for severe injury. We stress risk awareness and safe job practices and engage our employees in conversations about safety and safety training using a variety of communication channels, including one-on-one communications.

We also believe that having a culture of health and safety involves every employee at every level throughout the organization assuming responsibility to guard against workplace injuries by recognizing risks and taking other actions to minimize injury risk and severity. Risk reduction is a key initiative at each of our facilities and part of our annual planning process and we are committed to nurturing a culture consistent with being a preferred employer. We monitor our progress through routine reviews of our safety process and performance. We utilize both leading and trailing indicators to monitor our progress. Trailing indicators, such as total case incident rate (“TCIR”), lost-time case incident rate (“LTIR”), and days away, restricted, or transferred rate, help us monitor our safety performance. Leading indicators, such as severe injury or fatality potential and actual incident rate, near‑misses, timely addressing of internal and external audit findings, safety plan execution information and safety culture risk, help us monitor and assess risks and the effectiveness of our safety plans and processes. Plant safety metrics are integrated into our monthly quality, production, and financial reports and are reviewed by the senior leadership team every month. In addition, TCIR and LTIR safety modifiers are included in each of our short-term incentive compensation plans, including the corporate plan applicable to each of our executive officers and members of senior management.

Health. Over the years, we have implemented programs on a Company-wide basis to increase awareness of the importance of employee wellness. We have continued to introduce programs to educate and assist employees to make healthy lifestyle choices and have offered incentives and discounts to encourage participation across the organization, including:

•
annual onsite health biometric screenings;
•
preventative vaccination programs (e.g.: flu shots);
•
an employee assistance program, providing confidential assistance with healthcare issues and the healthcare system, including crisis and emergency help;
•
a smoking/tobacco cessation program;
•
internal, as well as third-party, online wellness workshops, including workshops on nutrition and fitness; and
•
wellness coaching.

Labor Union Affiliations. We believe in freedom of association and respect our employees’ choice to be represented or not represented by a union in accordance with the laws of the states and countries where we operate, without fear of reprisal, intimidation, or harassment. Approximately 65% of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. The following table shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contracts as of December 31, 2025. As indicated in the table, our union affiliations are with the USW, International Association of Machinists (“IAM”), and International Brotherhood of Teamsters (“Teamsters”). See Note 17 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about concentration of labor subject to collective bargaining agreements.

Contract
Location	Union	Expiration Date
Chandler, Arizona (Extrusion)	Non-union	—
Chandler, Arizona (Tube)	USW	Apr 2028
Columbia, New Jersey	Non-union	—
Florence, Alabama	USW	Mar 2026
Jackson, Tennessee	Non-union	—
Kalamazoo, Michigan	USW	Feb 2026
London, Ontario	USW Canada	Feb 2026
Los Angeles, California	Teamsters	Apr 2026
Newark	USW	Sep 2030
Warrick	USW	May 2027
Richland, Washington	Non-union	—
Richmond, Virginia	USW/IAM	Nov 2026/Nov 2026
Trentwood	USW	Sep 2030

Recruiting, Training, Development, and Retention

Recruiting. We are committed to recruiting a workforce that reflects people from all cultures and segments of the population based on ability. Our initiatives include: (i) identifying and recruiting diverse talent, including military veterans; (ii) fostering relationships with universities, employment agencies, and professional groups that work with more diverse populations; and (iii) leveraging inclusive job-posting sites. We have a well-established talent review process that includes operations and functional leaders that are key in the early identification of high performing and high potential employees. We also track and review the diverse backgrounds of job applicants and new hires to evaluate our efforts to continue to increase the diversity of our organization. The Sustainability Committee of our board oversees, among other things, the succession planning for our executive officers and the leadership, progression, and development of key employees.

Training, Development, and Retention. We are committed to the development of our employees through a broad mix of internal and external program resources incorporating on-the-job training and development through the Kaiser Leadership Program (“KLP”), the Front Line Leader Development Program (“FLLDP”), the Kaiser Leader of Leaders Program (“KLLP”), Kaiser University, the Tuition Assistance Program, and the Metallurgy Excellence and Technical Strength Program. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills, and abilities of our current and future leaders and employees.

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

The KLLP provides a professional development curriculum, mentorship, and networking opportunities designed to support leaders in developing vital leadership skills and business insight, all grounded in Kaiser Aluminum’s corporate values. Similar to the KLP, the KLLP uses in-person events, program meetings, self-directed learning and assignments, mentoring meetings, and cohort collective meetings.

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

We derive a significant portion of our revenue from products sold to the aerospace, defense, packaging, automotive, semi-conductor and ground transportation industries. Macroeconomic factors include, but are not limited to: (i) labor shortages or disputes; (ii) disruptions to supply chains; (iii) other interruptions of international and regional commerce; (iv) inflation; (v) higher interest rates; and (vi) recession risks. Moreover, because new automotive vehicle demand is tied closely to overall economic strength, economic uncertainty, increasing interest rates and/or increased unemployment could lead to weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy-duty vehicles and trailers, which could adversely affect demand for our products. Additional adverse macroeconomic developments may lead to reduced demand for our products, which could adversely affect our financial position, results of operations, and cash flows.

We operate in a highly competitive industry.

We compete with others in the semi-fabricated products segment of the aluminum industry based upon quality, availability, price, customer service, and delivery performance. Some of our competitors are substantially larger than we are, have greater financial resources than we do, operate more facilities than we do, are geographically closer to our customers than we are, employ more efficient or advanced technologies than we do, or have other strategic advantages. New parties may become capable of manufacturing similar products and qualifying them with our customers, which could lead to further competitive pressure. Competitors’ facilities located in certain other countries may have a manufacturing cost advantage compared to our facilities, which are located in the United States and Canada. Such foreign competitors may sell products similar to our products at lower prices as a result of having lower manufacturing costs or due to currency exchange rates that periodically favor foreign competition. Some foreign competitors may also dump their products in the United States and Canada in violation of existing trade laws, and new or expanded antidumping and countervailing duty orders on aluminum products may alter competitive dynamics, supply availability, and input costs. We may not be able to compete by differentiating ourselves based on the quality, availability and delivery of our products or our customer service. Additionally, we may not be able to reduce our cost structure and our selling prices to be competitive with others, and tariffs introduced to protect manufacturers in the United States from foreign price competition may not be fully effective or could disrupt supply chains or otherwise increase our costs. Increased competition could cause a reduction in demand for our products and our shipment volumes, our product pricing, or both shipment volumes and product pricing, which could have an adverse effect on our financial position, results of operations, and cash flows.

Reductions in demand for our products may be more severe than, and may occur prior to, reductions in demand for our customers’ products.

Most of our products undergo further fabrication by other parties before being deployed in their end uses. In particular, our Aero/HS Products undergo numerous stages of further fabrication or assembly by a number of parties in the supply chain, often over the course of many months. The lead time from when we sell our Aero/HS Products to when the finished products are installed on an aircraft often exceed a year. Due to this long lead time, demand for our products may increase prior to demand for our customers’ products or may decrease when our customers experience or anticipate softening demand for their products. Our customers typically respond to reduced demand for their products by depleting their inventory until their inventory falls to a new desired level. This causes a greater reduction in demand for our products than our customers experience for their products. Further, the reduction in demand for our products can be exacerbated if our customers’ inventory levels had been higher than normal, if production is delayed for specific commercial airframe models or subject to production caps, if our customers previously had purchased products from us at committed sales contract volumes that exceeded their actual need or for other reasons. The amplified reduction in demand for our products while our customers consume their inventory to meet their business needs (destocking) may adversely affect our financial position, results of operations, and cash flows.

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

Furthermore, aluminum coil produced for demanding end market applications in the beverage and food packaging industry in North America is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials, plastic and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality, cost, and/or sustainability. Changes in the volume of sales by our customers in the food and beverage markets and preferences for products and packaging by consumers of prepackaged food and beverage cans may significantly influence our sales. Changes in packaging preferences by our customers may require us to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for us. For example, increases in the price of aluminum and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers. Moreover, due to the associated high percentage of fixed costs, we may be unable to maintain the gross margin of aluminum packaging products at past levels if we are not able to achieve high-capacity utilization rates for our production equipment. In periods of low demand for aluminum packaging products or in situations where industry expansion created excess capacity, we may experience relatively low-capacity utilization rates, which can lead to reduced margins during that period and can have an adverse effect on our business. The willingness of customers to use materials other than aluminum could adversely affect the demand for our products, particularly our Aero/HS Products, Packaging, and Automotive Extrusions, and thus could adversely affect our financial position, results of operations, and cash flows.

Our customers may reduce their demand for our products as a result of the government relaxing or delaying fuel efficiency or emissions standards or if oil prices remain low for a protracted period of time.

Efficient use of fossil fuels partially drives demand for aluminum in transportation applications. The U.S. Environmental Protection Agency, other federal regulatory agencies, and regulatory agencies of certain states have in the past sought to limit fossil fuel usage by establishing stricter fuel efficiency and greenhouse-gas emissions standards. Changing administrations have in the past and could in the future revisit or reverse the environmental agendas of previous administrations with respect to previously established fuel efficiency and emissions standards. Any relaxations or delays of these standards or an extended period of low or moderate oil prices could reduce demand for new, more efficient aircraft and automobiles, which could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations, and cash flows. Conversely, changing administrations could accelerate efforts to not only limit, but reduce, fossil fuel usage and carbon emissions beyond what may be technologically possible for certain products and manufacturing processes, which may also reduce demand for our products or our ability to manufacture them.

The commercial aerospace industry is cyclical and subject to disruption. Downturns in the commercial aerospace industry could adversely affect our business.

We derive a significant portion of our revenue from products sold to the aerospace industry. Notwithstanding a secular growth trend spanning nearly two decades or more, the aerospace industry is highly cyclical and also is subject to disruption. Numerous factors, including those that influence demand for new commercial aircraft, could result in cancellations or deferrals of aircraft orders and a global decrease in new commercial aircraft deliveries. These factors include but are not limited to: (i) declines or reduced growth trends in global travel and airline passenger traffic; (ii) the rate of replacement of older aircraft with more fuel efficient aircraft; (iii) changing airline strategies affecting preferences for single-aisle aircraft models as opposed to twin-aisle or jumbo aircraft models; (iv) airline industry profitability; (v) the state of regional and global economies; (vi) concerns regarding terrorism or the threat of terrorism; (vii) concerns regarding new pandemics of infectious disease; (viii) labor disputes involving airline or aerospace manufacturers; (ix) regulatory actions impacting production rates at certain airframe manufacturers; and (x) safety concerns with newly introduced and existing aircraft. Despite existing backlogs, adverse developments in any one or more of these influencing factors may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations, and cash flows.

Reductions in defense spending for aerospace and non-aerospace military applications could adversely affect demand for our products.

Our products are used in a wide variety of military applications, including military aircraft, armored vehicles, and ordnance. Certain military programs are used by the U.S. armed forces, as well as by the defense forces of our allied foreign powers. Military programs that currently use or in the future could use our products may be subject to changes in military strategy and government priorities. Further, while many of the U.S. government programs span several years, they are often funded annually, and funding is generally subject to congressional appropriations and may be subject to delays or other reduction efforts. When U.S. and foreign allied governments are faced with competing national priorities, such as addressing financial or spending crises or public health emergencies, there can be significant pressure to reduce defense spending, which could reduce the demand for our products and adversely affect our financial position, results of operations, and cash flows.

Downturns in the automotive and ground transportation industries could adversely affect our business.

The demand for our Automotive Extrusions and many of our GE Products and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy-duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Even with the automotive industry’s growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs, and heavy duty vehicles and trailers, as well as pricing pressures or changing consumer attitudes, supply change disruptions or model mix shifts could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations, and cash flows.

Changes in consumer demand for particular motor vehicles could adversely affect our business.

Sensitivity to fuel prices, an increased preference for environmentally friendly alternatives and other consumer preferences can influence consumer demand for motor vehicles that have a higher content of the aluminum Automotive Extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models or brands for which we are a significant supplier could have an adverse impact on our financial position, results of operations, and cash flows.

RISKS RELATED TO SALES.

We depend on a core group of significant customers.

Our five largest customers in total accounted for approximately 56% of our 2025 net sales. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materially deteriorated and such lost business was not successfully replaced, our financial position, results of operations, and cash flows could be adversely affected.

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

We import primary aluminum and certain alloy metals from, and manufacture semi-fabricated products used in, foreign countries. Our financial position, results of operations and cash flows could be adversely affected by numerous factors in the politically and economically diverse jurisdictions: (i) from which our input materials are sourced; (ii) in which we operate; (iii) in which our customers operate; or (iv) in which our products are consumed or further fabricated. Such factors include but are not limited to:

•
the adoption of tariffs, duties and other forms of taxation;
•
trade disputes;

•
the implementation of controls on prices, exports and/or imports, including quotas;
•
the implementation of other restrictions on supply chains in connection with global health pandemics or geopolitical disruptions to major shipping routes;
•
the imposition of currency restrictions;
•
inflation relative to the United States and related fluctuations in currency and interest rates;
•
government regulation in the countries in which we operate, service customers or purchase raw materials;
•
acts or threats of war, terrorism or violent suppression;
•
sanctions, including those in response to acts or threats of war, terrorism or violent suppression;
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

The production of aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, public utilities interruptions, cyber incidents affecting operational technology, and supply chain interruptions. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. Although we have redundant capacity and capability to produce many of our extruded products within our manufacturing platform to mitigate our business risk from such interruptions, interruptions at Trentwood where our production of plate and sheet is concentrated or at Warrick where our production of packaging material is concentrated, could significantly compromise our ability to meet the needs of our customers. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.

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

We rely on third parties to provide certain services that are critical to our operation.

We depend on various third-party suppliers and service providers for key inputs, transportation, logistics, maintenance, utilities, and other operational support. Our ability to operate efficiently relies on these parties performing their obligations in a timely, consistent, and cost-effective manner. Disruptions can arise from labor shortages, labor disputes, capacity constraints, financial difficulties, supply chain interruptions, or a provider’s inability or unwillingness to meet agreed-upon standards. In addition, delays or failures by third parties to deliver goods or services essential to our production processes could require us to incur additional costs, seek alternative suppliers, or reduce or halt certain operations. Any such disruption could adversely affect our business, financial condition, and results of operations.

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

We rely on Alcoa Corporation (“Alcoa”) for certain resources essential to the day-to-day operation of our business at Warrick.

We rely on Alcoa for certain resources required to support daily operations at Warrick, including potable water. If Alcoa were to fail to provide these resources, we could incur substantial costs to keep the Warrick rolling mill operational or result in the temporary or permanent shutdown of Warrick’s operations. In the event that Warrick’s operations are negatively impacted by Alcoa’s failure to provide certain essential resources, our operations, business, financial condition, and results of operations could be adversely affected.

RISKS RELATED TO COMMODITY-RELATED PRICE FLUCTUATIONS.

Our business could be adversely affected by pricing and availability of primary aluminum.

Our largest inputs to produce fabricated aluminum products are primary aluminum and recycled scrap aluminum. Primary aluminum pricing fluctuates in response to global supply and demand and also reflects the impact of duties, tariffs, and sanctions imposed by the United States and certain other countries. The timing and magnitude of changes in market pricing for primary aluminum are largely unpredictable. Our pricing structures for fabricated aluminum products generally allow us to pass fluctuations in the price of primary aluminum through to our customers so that we can minimize our exposure to metal price risk. Metal Price Lag resulting from decreases in the price of primary aluminum could have an adverse effect on our financial position and results of operations. In addition, competitive dynamics for certain of our high margin products may limit the amount or delay the timing of selling price increases on our products to recover our increased aluminum costs, resulting in a time lag during which we may be partially exposed to metal price risk. Changes in trading restrictions for certain origins may also increase volatility in regional premiums and physical availability. If these events were to occur, they could have an adverse effect on our financial position, results of operations and cash flows. In addition, if the market price for primary aluminum were to remain high for an extended period of time, the corresponding increase in our selling price for our fabricated products may cause some of our customers to switch to other materials in lieu of our products, causing sales of our fabricated aluminum products to decrease, which could adversely affect our financial position, results of operations, and cash flows.

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

We use certain alloying metals, such as copper, zinc, magnesium, and silicon, in our operations in order to achieve the required performance properties in our products. The availability of these alloys in some cases has been and, in the future, may be restricted due to limited suppliers, government regulations, import and export controls, energy, supply chain disruptions, and/or general demand dynamics. When sudden restrictions of these materials occur, we have been and in the future may be subject to rapid price increases and limited supplies, either of which could have an adverse effect on our financial position, results of operations and cash flows.

Volatility in aluminum prices can impact our borrowing availability and cause our liquidity to decline.

Lower aluminum prices reduce the market value of our inventory and generally cause a reduction in our accounts receivable as we pass through a lower underlying aluminum price to our customers. Because the amount we can borrow under our Revolving Credit Facility is determined by the value of our receivables and inventory, which serve as collateral for the facility, a reduction in aluminum prices can reduce our borrowing availability and our liquidity, which could have an adverse effect on our financial position, results of operations, and cash flows. Conversely, rapid increases in aluminum prices can create short-term liquidity pressure as working capital needs rise before related customer collections. During these periods, borrowing availability may not increase at the same pace, which can temporarily constrain liquidity.

Our hedging programs have been and could continue to be adversely impacted by fluctuations as a result of the impacts of supply chain disruptions, geopolitical activity and general economic conditions.

We use forward contracts to protect against fluctuations in commodity prices and currency exchange rate risks. The effectiveness of these hedges depends, in part, on our ability to accurately forecast future product demand and related cash flow. Due to the impacts of supply chain disruptions, geopolitical activity, general economic conditions, exchange trading restrictions and sanctions affecting metals markets, and other factors, the businesses of our customers are subject to many uncertainties and, as a result, we have experienced, and may continue to experience, unanticipated volatility in product demand and related cash flows. When we experience such volatility or are otherwise unable to make accurate predictions with respect to our forward swaps designated as cash flow hedges, such hedging activities may become ineffective. The early settlement, reclassification of cumulative losses and/or the periodic adjustment to fair value through Net income associated with ineffective hedging activities could have a material negative impact on our financial position, results of operations, and cash flows.

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

Our Revolving Credit Facility and the indentures governing our outstanding Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants or restrictions under our Revolving Credit Facility or under the indentures governing the outstanding Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Revolving Credit Facility or our indentures for our outstanding Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Revolving Credit Facility could permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

More detailed descriptions of our Revolving Credit Facility and the indentures governing our outstanding Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

Restrictive covenants in our debt instruments contain significant qualifications and exceptions.

While our Revolving Credit Facility and the indentures governing the outstanding Senior Notes place limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, make loans and investments, and incur additional indebtedness, among other things, investors should be aware that these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made, incremental debt incurred or other transactions or business pursued in compliance with these limitations could be substantial.

As indicated above, more detailed descriptions of our Revolving Credit Facility and the indentures governing our outstanding Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our debt or may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity challenges and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, restructure or refinance our indebtedness or seek additional debt or equity capital. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Revolving Credit Facility and the indentures governing the outstanding Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate asset dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of the outstanding Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

RISKS RELATED TO OUR COLLECTIVE BARGAINING AGREEMENTS.

Our failure to maintain satisfactory labor relations could adversely affect our business.

At December 31, 2025, approximately 65% of our employees were represented by labor unions under labor contracts and 26% of those employees were covered by collective bargaining agreement with expiration dates occurring within one year from December 31, 2025. Employees at our Trentwood and Newark facilities are represented by the USW under a single contract that extends through September 2030, with a separate agreement with the USW for another operation related to Trentwood. The USW also represents employees at six other facilities. As part of any labor negotiation, the future wages, healthcare benefits, and excise taxes that may result therefrom, and other benefits that we agree to, could adversely affect our future financial position, results of operations, and cash flows. In addition, negotiations could divert management attention, result in unsatisfactory terms and conditions, fail in coming to any agreement at all, or result in strikes, work stoppages, or other union-initiated work actions, any of which could have an adverse effect on our financial position, results of operations, and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

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

Pursuant to agreements we have with the USW, the USW has the right, subject to certain limitations, to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2030. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW and the Company may extend the term of the agreement and its right to nominate board members beyond 2030.

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

We have accrued and expect to continue to accrue for costs that are reasonably expected to be incurred based on available information with respect to permits, fines, penalties and expenses for alleged breaches of, and compliance activities associated with, environmental laws and regulations in connection with our existing operations and investigations and environmental cleanup activities with respect to certain of our former operations. However, actual costs could exceed accrued amounts, perhaps significantly, and such expenditures could occur sooner than anticipated, which could adversely affect our financial position, results of operations, and cash flows. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition” under caption “Critical Accounting Estimates and Policies – Environmental Commitments and Contingencies” included in this Form 10-K, as well as Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K.

Additionally, we may be subject to new claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the cleanup of sites currently or formerly used by us or exposure of individuals to hazardous materials. New laws or regulations or changes to existing laws and regulations may also be enacted that increase the cost or complexity of compliance, including evolving federal securities disclosure requirements, state‑level climate disclosure and packaging laws, and non‑U.S. reporting regimes applicable to our supply chain or customers. Costs related to any new investigation, cleanup or other remediation, fines or penalties, resolution of third-party claims or compliance with new or amended laws and regulations, including enhanced permitting requirements, may be significant and could have an adverse effect on our financial position, results of operations, and cash flows.

Governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations and could impact our supply chain and cost of material.

U.S. and non-U.S. governments and agencies, including the U.S. Environmental Protection Agency, have in the past regulated and could in the future seek to regulate further direct and indirect greenhouse gas emissions through cap-and-trade systems, carbon taxes, or other programs under which emitters would be required to buy allowances to offset emissions of greenhouse gas, pay carbon based taxes, and make certain disclosures, which requirements may be extensive and expensive to comply with, make significant capital investments, alter manufacturing practices or reduce direct or indirect emissions, which could result in curtailed production. In addition, several states, including the state of Washington, in which we have manufacturing operations, have enacted and continue to consider legislation and ballot initiatives, as well as executive orders, that would implement various greenhouse gas regulation and reduction programs. Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit amounts of greenhouse gas, including above minimum thresholds that have been imposed or that are under consideration. Because certain of our operations, including the melting of aluminum, require the use of natural gas to achieve the required temperatures, and because greenhouse gas regulations could restrict our access to natural gas and limit our ability to use natural gas and increase the price we pay for natural gas and electricity, we could experience significant increased costs, reduced competitiveness in the global economy or other adverse effects our business, operations, or financial results.

Furthermore, regulations or other targets for greenhouse gas emissions reductions in the United States as well as other jurisdictions could impact the availability and price of energy and raw materials, which could ultimately lead to supply demand imbalances, higher costs and supply chain disruptions, including increased electricity and natural gas costs and potential curtailments during periods of grid stress. Prolonged shortages or slowdowns could negatively impact our cost of goods and result in delays or non-delivery of shipments of our products. These or other related changes could impact our operations directly or indirectly through our customers or our supply chain. These and other potential impacts could have an adverse effect on our operations, financial position, results of operations, and cash flows.

Expectations relating to sustainability considerations expose us to potential liabilities, increased costs and reporting requirements, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders continue to focus on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and diversity and inclusion. We make statements about our sustainability goals and initiatives through information provided on our website, press statements, and other communications, including through our Corporate Sustainability Report. Responding to these sustainability considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside our control. In addition, some of these parties may disagree with our goals and initiatives and their focus may change and evolve, and in some cases has changed or evolved, over time. We may also change our goals and initiatives due to a change in strategy, reduced relevance, or changing market conditions and we may take actions parties view as contrary to such goals and initiatives. Parties also may have very different views on where sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international sustainability laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us, including greenwashing or consumer protection claims, that could materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

RISKS RELATED TO CYBERSECURITY AND PRIVACY.

We are subject to risks relating to our information technology systems and those of our third-party service providers.

We rely on information technology networks and systems to process, transmit and store electronic information, operate our business and communicate among our locations and with our customers, suppliers, and other interested parties. Many of these systems are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers. Such information technology systems are subject to: (i) interruption or damage from power outages; (ii) cybersecurity breaches and other types of unauthorized access and/or use; and (iii) cyberattacks in the form of computer viruses, worms, malicious computer programs, denial‑of‑service attacks and other illegal or illicit means. Cyberattack and security breach strategies and methods continue to evolve and become more sophisticated, including thorough increasing utilization of artificial intelligence technologies. In addition, because we serve the defense industry, there is an increased risk of cyberattacks, phishing attacks, and other forms of information technology threats. Accordingly, preventing intrusions and detecting successful intrusions and defending against them continues to be more difficult and requires ever-increasing vigilance.

A breach in cybersecurity on our systems or any of our third-party service providers could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down and lead to disruption of our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information and increase our regulatory reporting obligations. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means.

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

Our Board of Directors has declared a cash dividend for each quarter since the second quarter of 2007. In addition, our Board of Directors has authorized a stock repurchase program. The future declaration and payment of dividends and the purchase of our shares under the repurchase program, if any, are at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, including the availability of surplus and/or net profits, liquidity position, anticipated cash requirements and regulatory rules. Additionally, our Revolving Credit Facility and the indentures for our outstanding Senior Notes impose limitations on our ability to pay dividends and repurchase our common shares. We can give no assurance that dividends will be declared and paid, that dividends will not be reduced or that purchases of our shares pursuant to our repurchase program will occur in the future.

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
•
introduction of artificial intelligence and the potential additional investment, potential impact on our competitive positioning, and potential impact on our workforce, among other factors;
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

The review of cybersecurity risks and threats is integrated into our enterprise risk management (“ERM”) program. Our ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by our Chief Information Officer (“CIO”), who reports to our Executive Vice President and Chief Financial Officer. Management employs in-depth defense mechanisms throughout the enterprise. We regularly engage and consult with independent third-party consultants as part of our overall ERM, including penetration testing and periodic tabletop exercises to better prepare us for potential cyber threats. We also conduct annual information security training to educate employees and make them aware of information security risks and to enable them to take steps to mitigate those risks. As part of this program, we take reasonable steps to provide our executive management and employees who may come into possession of confidential financial information with appropriate information security awareness training. In addition, we employ multi-factor authentication and vulnerability management to mitigate and/or prevent cybersecurity incidents.

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

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents involving us or third-parties, that have materially affected or are reasonably likely to materially affect the Company in 2025, including its business, strategy, results of operations, or financial condition. See “Item 1A. Risk Factors - Risks Related to Cybersecurity and Privacy” for additional information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. We also have a cyber risk insurance policy to help us mitigate risk exposure by offsetting costs involved with recovery and remediation in the event of a successful attack or other intrusion.

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

Item 2. Properties

The following table provides information regarding the location, size, and ownership of our principal production facilities as of December 31, 2025:

Location	Square footage	Owned or Leased
Chandler, Arizona	98,000	Leased[1]
Chandler, Arizona	103,000	Leased[2]
Columbia, New Jersey	33,000	Owned
Florence, Alabama	249,000	Owned
Jackson, Tennessee	306,000	Owned
Kalamazoo, Michigan	465,000	Leased[2]
London, Ontario	306,000	Owned
Los Angeles, California	174,000	Owned
Newark	1,284,000	Owned
Warrick	3,943,000	Owned/Leased[3]
Richland, Washington	63,000	Leased[4]
Richmond, Virginia	474,000	Owned
Trentwood	2,886,000	Owned
Total	10,384,000

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
4.
The Richland, Washington facility is subject to a lease with a 2030 expiration date, subject to certain extension rights held by us.

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

Holders

As of February 16, 2026, there were approximately 462 holders of record of our common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 Index and (ii) the S&P SmallCap 600 Materials Index. We are a component of each of these indices. The graph assumes: (i) an initial investment of $100 as of December 31, 2020 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kaiser Aluminum Corporation, the Russell 2000 Index and

the S&P SmallCap 600 Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Kaiser Aluminum Corporation
Russell 2000 Index
S&P SmallCap 600 Materials Index

Issuer Repurchases of Equity Securities

The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2025:

	Equity Incentive Plans		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2025 - October 31, 2025	444	$93.12	—	$—	$93.1
November 1, 2025 - November 30, 2025	475	95.53	—	—	93.1
December 1, 2025 - December 31, 2025	649	115.10	—	—	93.1
Total	1,568	$102.95	—	$—	n/a

1.
Under our equity incentive plan, we may elect to withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units, and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld by us on the date of withholding. The withholding of common shares by us could be deemed a purchase of such common shares.
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At December 31, 2025, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. For a detailed discussion of items impacting the year ended December 31, 2023, as well as a year‑to‑year comparison of our financial position and results of operations for the years ended December 31, 2024 and December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

Basis of Presentation

Effective January 1, 2025, we changed our inventory valuation methodology from LIFO to WAC. The effects of this change in accounting principle have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2023 beginning retained earnings. See Note 18 of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further information. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with US GAAP in the statements of income, balance sheets, or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided a discussion of the reasons we believe that presentation of the non-GAAP financial measures provides useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net Sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion), Adjusted EBITDA and ratios related thereto. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

In the discussion of operating results below, we refer to certain items as “non-run-rate items.” For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period: (i) are particularly material to results; (ii) affect costs primarily as a result of external market factors; and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from such items. For a reconciliation of Conversion Revenue to Net sales and Adjusted EBITDA to Net income, see below in “Results of Operations - Selected Operational and Financial Information.”

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

Results of Operations

Fiscal 2025 Summary

•
Net income of $112.5 million and Net income per diluted share of $6.77;
•
Net sales of $3.37 billion; Conversion Revenue of $1.45 billion;
•
Adjusted EBITDA of $310.2 million;
•
Issuance of a new $500.0 million aggregate principal amount of 5.875% unsecured Senior Notes, due 2034 replacing the $500.0 million aggregate principal amount of 4.625% unsecured Senior Notes due in 2028;
•
As of December 31, 2025, we had $547.2 million of combined cash and cash equivalents and net borrowing availability under our Revolving Credit Facility; and
•
We paid a total of approximately $51.3 million, or $3.08 per common share, in cash dividends during 2025.

Consolidated Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Net Sales. The following table sets forth the 2025 and 2024 shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Year Ended December 31,
	2025		2024
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	204.8	$837.8	245.2	$883.0	(40.4)	(16%)	$(45.20)	(5%)
Packaging	560.5	1,489.6	592.7	1,260.9	(32.2)	(5%)	228.7	18%
GE Products	247.5	759.2	228.7	618.1	18.8	8%	141.1	23%
Automotive Extrusions	95.4	286.4	101.4	251.9	(6.0)	(6%)	34.5	14%
Other Products[1]	—	—	4.3	10.1	(4.3)	(100%)	(10.1)	(100%)
Total	1,108.2	$3,373.0	1,172.3	$3,024.0	(64.1)	(5%)	$349.0	12%

1.
Beginning January 1, 2025, Other Products is combined with GE Products.

The increase in Net sales reflected an increase in the average realized sales price per pound of $0.46 (18%). This benefit was partially offset by a 64.1 million pound (5%) decrease in shipment volume. The decrease in shipment volume primarily reflects the impact of a planned partial outage at our Trentwood facility in conjunction with the Phase VII capacity expansion project, destocking of plate products in the commercial aerospace portion of Aero/HS Products, and the delayed ramp up of our fourth coating line at our Warrick facility.

COGS. COGS for 2025 totaled $2,930.6 million, or 87% of Net sales, compared to $2,666.6 million, or 88% of Net sales, in 2024. The increase reflected the following (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	Change	% Increase (Decrease)
Hedged cost of alloyed metal	$1,919.8	$1,567.8	$352.0	22%
Manufacturing costs	694.5	784.2	(89.7)	(11%)
Plant overhead	181.5	178.5	3.0	2%
Freight costs	84.1	91.6	(7.5)	(8%)
Other cost of products sold	50.7	44.5	6.2	14%
Total	$2,930.6	$2,666.6	$264.0	10%

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 to the Consolidated Financial Statements included in this Form 10-K for further discussion.

Of the $352.0 million increase in Hedged Cost of Alloyed Metal, $437.7 million was due to an increase in underlying metal prices, partially offset by an $85.7 million decrease attributed to lower shipment volume (see above in our “Net Sales” discussion for further details). The $89.7 million decrease in manufacturing costs was primarily due to favorable metal consumption cost and lower shipment volume, partially offset primarily by lower manufacturing efficiencies associated with a planned partial outage at Trentwood for the Phase VII capacity expansion project and the commissioning and start-up of the fourth coating line at Warrick. The $7.5 million decrease in freight costs was primarily due to lower shipment volume. The $6.2 million increase in other cost of products sold was primarily driven by an increase in major maintenance costs, partially offset by a decrease in legacy environmental costs and a gain on the disposition of operating assets. See “Selected Operational and Financial Information” below for a further discussion of the comparative results of operations for 2025 and 2024.

Depreciation and Amortization. Depreciation and amortization for 2025 was $122.5 million compared to $116.4 million for 2024. The increase of $6.1 million was primarily attributable to the fourth coating line and Phase VII capacity growth initiatives being placed in service at Warrick and Trentwood, respectively.

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $129.2 million in 2025 compared to $120.8 million in 2024. The increase reflected the following (in millions of dollars), with employee costs being driven primarily by higher incentive costs:

	Year Ended December 31,
	2025	2024	Change	% Increase (Decrease)
Research and development costs	$1.4	$2.2	$(0.8)	(36%)
Employee costs	92.4	83.3	9.1	11%
Other selling, general and administrative costs	35.4	35.3	0.1	0%
Total	$129.2	$120.8	$8.4	7%

Restructuring Costs. Restructuring costs of $1.9 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively, reflect the impacts of our restructuring plans. See Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding the restructuring plans.

Other Operating Charges, Net. Other operating charges, net, of $0.4 million for the year ended December 31, 2024 represented an impairment charge on land classified as held for sale.

Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our Senior Notes and our Revolving Credit Facility, net of capitalized interest. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further information regarding interest expense, capitalized interest expense, and a discussion of our debt and credit facilities that were in effect during each of the years 2025 and 2024.

Other Income, Net. See Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for details.

Income Tax Provision. The income tax provision for 2025 was $37.5 million, resulting in an effective tax rate of 25.0%. The income tax provision for 2024 was $22.3 million, resulting in an effective tax rate of 25.4%. There was no material difference between the effective tax rate and the projected blended statutory tax rate for either 2025 or 2024.

Selected Operational and Financial Information

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The following table provides selected operational and financial information (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]
Net income	$112.5	$65.7
Interest expense	50.1	43.7
Other income, net	(11.3)	(19.5)
Income tax provision	37.5	22.3
Depreciation and amortization	122.5	116.4
Non-run-rate items:
Restructuring costs	1.9	7.6
Non-cash asset impairment charge	—	0.4
Environmental expenses[2]	0.3	4.4
Gain on disposition of operating property, plant and equipment	(3.3)	—
Total non-run-rate items	(1.1)	12.4
Adjusted EBITDA[3]	$310.2	$241.0

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 to the Consolidated Financial Statements included in this Form 10-K for further discussion.
2.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 10 to the Consolidated Financial Statements included in this Form 10-K for additional information relating to environmental expenses.
3.
Includes favorable Metal Price Lag of approximately $93.0 million and approximately $45.0 million for the years ended December 31, 2025 and 2024, respectively.

Adjusted EBITDA for 2025 was $69.2 million higher than Adjusted EBITDA for 2024. Adjusted EBITDA for the year ended December 31, 2025 was impacted by: (i) improved product pricing and mix and (ii) favorable metal consumption cost. This was partially offset by: (i) lower shipment volume; (ii) lower manufacturing efficiencies primarily due to costs associated with the Trentwood Phase VII outage and startup of the fourth coating line at Warrick; (iii) higher employee and employee-related costs, including higher incentive and benefits cost; and (iv) higher major maintenance costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Year Ended December 31,
	2025		2024
Aero/HS Products:
Shipments (mmlbs)	204.8		245.2
	$	$ / lb	$	$ / lb
Net sales	$837.8	$4.09	$883.0	$3.60
Less: Hedged Cost of Alloyed Metal	(381.2)	(1.86)	(353.5)	(1.44)
Conversion Revenue	$456.6	$2.23	$529.5	$2.16

Packaging:
Shipments (mmlbs)	560.5		592.7
	$	$ / lb	$	$ / lb
Net sales	$1,489.6	$2.66	$1,260.9	$2.13
Less: Hedged Cost of Alloyed Metal	(946.0)	(1.69)	(770.9)	(1.30)
Conversion Revenue	$543.6	$0.97	$490.0	$0.83

GE Products:
Shipments (mmlbs)	247.5		228.7
	$	$ / lb	$	$ / lb
Net sales	$759.2	$3.07	$618.1	$2.70
Less: Hedged Cost of Alloyed Metal	(428.4)	(1.73)	(305.3)	(1.33)
Conversion Revenue	$330.8	$1.34	$312.8	$1.37

Automotive Extrusions:
Shipments (mmlbs)	95.4		101.4
	$	$ / lb	$	$ / lb
Net sales	$286.4	$3.00	$251.9	$2.48
Less: Hedged Cost of Alloyed Metal	(164.2)	(1.72)	(132.2)	(1.30)
Conversion Revenue	$122.2	$1.28	$119.7	$1.18

Other Products[1]:
Shipments (mmlbs)	—		4.3
	$	$ / lb	$	$ / lb
Net sales	$—	$—	$10.1	$2.35
Less: Hedged Cost of Alloyed Metal	—	—	(5.9)	(1.37)
Conversion Revenue	$—	$—	$4.2	$0.98

Total:
Shipments (mmlbs)	1,108.2		1,172.3
	$	$ / lb	$	$ / lb
Net sales	$3,373.0	$3.04	$3,024.0	$2.58
Less: Hedged Cost of Alloyed Metal[2]	(1,919.8)	(1.73)	(1,567.8)	(1.34)
Conversion Revenue	$1,453.2	$1.31	$1,456.2	$1.24

1.
Beginning January 1, 2025, Other Products is combined with GE Products.
2.
Hedged Cost of Alloyed Metal for 2025 and 2024 included $1,946.8 million and $1,567.6 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $27.0 million and ($0.2) million in 2025 and 2024, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 8 of Notes to Consolidated Financial Statements included in this Form 10-K for the total realized gains and losses on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of December 31,
	2025	2024
Available cash and cash equivalents	$7.0	$18.4
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	540.2	553.4
Total liquidity	$547.2	$571.8

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of December 31, 2025 and December 31, 2024. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details.

We place our cash in bank deposits with high credit quality financial institutions. See Note 16 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding restricted cash at December 31, 2025.

We had $22.3 million of outstanding borrowings under our Revolving Credit Facility as of December 31, 2025, reflecting borrowings of $653.3 million and repayments of $631.0 million during the year ended December 31, 2025, and we had no outstanding borrowings under our Revolving Credit Facility during the year ended December 31, 2024. See “Sources of Liquidity” below for a further discussion of subsequent borrowing activity.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]
Total cash provided by (used in):
Operating activities	$111.4	$167.1
Investing activities	$(77.8)	$(174.6)
Financing activities	$(44.6)	$(55.3)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 to the Consolidated Financial Statements included in this Form 10-K for further discussion.

Cash provided by operating activities for the year ended December 31, 2025 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) an increase in inventory of $125.3 million primarily driven by higher metal costs, partially offset by a reduction in total inventory pounds; (ii) an increase in trade and other receivables of $81.9 million, primarily due to an increase in metal prices in addition to the timing of collections; (iii) an increase in accounts payable of $15.1 million due to an increase in metal costs in addition to the timing of payments; (iv) an increase in accrued liabilities of $13.4 million, primarily due to timing of uncleared cash disbursements; and (v) a decrease in contract assets of $10.0 million, primarily driven by timing of customer shipments.

Cash provided by operating activities for the year ended December 31, 2024 reflected results of business activity described within “Consolidated Selected Operational and Financial Information” above, as well as the following working capital changes: (i) an increase in inventory of $50.4 million, primarily driven by higher metal costs; (ii) an increase in contract assets of $14.9 million, primarily driven by timing of customer shipments; (iii) an increase in accounts payable of $14.1 million due to an increase in metal costs in addition to the timing of payments; and (iv) an increase in trade and other receivables of $4.5 million, primarily due to an increase in metal costs in addition to the timing of collections.

See Statements of Consolidated Cash Flows included in this Form 10-K for further details on our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and December 31, 2024.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, available credit under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Our Revolving Credit Facility and outstanding Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity to satisfy our foreseeable liquidity needs during the next 12 months, should we choose to do so, nor do we believe it is likely that during the next 12 months, we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio. During the fourth quarter of 2025, we entered into amendment No. 5 to our Revolving Credit Facility to, among other things, extend the maturity date to October 2030 and incorporate certain improved terms offering greater operational flexibility. See Note 9 of Notes to Consolidated Financial Statements included in this Report for further details.

At February 16, 2026, we had no outstanding borrowings under the Revolving Credit Facility after repaying borrowings of $62.4 million, including $40.1 million incurred subsequent to December 31, 2025. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. The costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the year ended December 31, 2025 constituted approximately 32% of our Net sales. See Note 1 and Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to these supply chain financing programs.

Material Cash Requirements

The discussion below summarizes our material cash requirements from significant contractual obligations, commercial commitments and off-balance sheet arrangements as of December 31, 2025.

Debt. As of December 31, 2025, we have outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.05 billion. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for further details with respect to the 5.875% Senior Notes maturing in 2034 (“5.875% Senior Notes”) and the 4.50% Senior Notes maturing in 2031 (“4.50% Senior Notes”). At December 31, 2025, future interest payments associated with our outstanding notes total $380.6 million, with $48.9 million payable within 12 months. We do not believe that covenants in the indentures governing the outstanding Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.

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

Deferred Compensation Plan Liability. As of December 31, 2025, we had deferred compensation plan liabilities for certain key employees, which were contingent upon investment performance, vesting and other eligibility requirements, including retirement dates. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for further information, including the total expense related to all benefit plans.

Revolving Credit Facility. We are required to pay a monthly commitment fee, calculated at a rate of either 0.20% or 0.25% per annum (depending on average revolver usage), on the unused commitments under the Revolving Credit Facility. Borrowings of $22.3 million were outstanding under our Revolving Credit Facility as of December 31, 2025. Additionally, under our Revolving Credit Facility, we issue standby letters of credit to provide financial assurance of our payment of obligations, primarily related to workers’ compensation claims. The specific timing of payments with respect to such matters is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our Revolving Credit Facility in October 2030. See Note 9 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information.

Uncertain Tax Liabilities. At December 31, 2025, we had uncertain tax positions which ultimately could result in tax payments. See Note 14 of Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Pension, OPEB, and Salaried VEBA. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the future net benefits we expect to pay with respect to our pension plans, OPEB, and our variable cash contributions to the Salaried VEBA. Additionally, we are required to pay $0.3 million in annual administrative fees related to the hourly VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouses and eligible dependents through September 2030.

Multiemployer Pension Plans. See Note 6 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the future contributions we expect to make under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. Additionally, in 2027 we expect to pay a partial withdrawal liability of approximately $4.6 million resulting from the exit of our soft alloy aluminum extrusion facility located in Sherman, Texas and the corresponding cessation of ongoing contributions to the multiemployer pension plan for those former covered employees.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment aimed at increasing our capacity and expanding our manufacturing capabilities. While some of our recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality, and promoting operational security, a significant portion over the past several years related to our investment in a fourth coating line at Warrick to increase our capacity for higher margin coated aluminum material for packaging applications and the Trentwood modernization projects, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at Trentwood. A significant portion of the Trentwood investment also focused on modernizing legacy equipment and the process flow for thin gauge plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth. Total capital expenditures were $136.9 million in 2025 and $180.8 million in 2024.

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality, and increasing operating efficiencies. We anticipate total capital spending in 2026 of approximately $120.0 million to $130.0 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

Dividends

We have consistently paid a quarterly cash dividend since the second quarter of 2007 to holders of our common stock, including holders of restricted stock. Nevertheless, as in the past, the future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, the availability of surplus and/or net profits, liquidity position, anticipated cash requirements, contractual restrictions under our Revolving Credit Facility, and the indentures for our outstanding Senior Notes or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.

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

See our Statements of Consolidated Stockholders’ Equity and Note 19 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding dividends declared during 2025 and 2024 and subsequent to December 31, 2025.

Repurchases of Common Stock

We are not obligated to repurchase any specific number of shares under our stock repurchase program. We suspended share repurchases as of March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At December 31, 2025, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program. See our Statements of Consolidated Stockholders’ Equity included in this Form 10-K for information regarding minimum statutory tax withholding obligations arising during 2025 and 2024 in connection with the vesting of non-vested shares, restricted stock units, and performance shares.

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

Although we believe that the judgments and estimates around recognizing revenue over time discussed herein are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. For the portion of revenue recognized over time, a 5% change in our estimated average margins would have impacted Net income for the year ended December 31, 2025 by approximately $0.1 million.

Environmental Commitments and Contingencies

We are subject to environmental laws and regulations and may incur fines, penalties, or claims related to compliance. Based on our evaluation, we have recorded accruals primarily for solid waste disposal and soil and groundwater remediation. These accruals represent our best estimate of costs expected considering current laws, available information, and likely remediation actions.

Estimating environmental costs involves uncertainty, and actual results may differ. When a range of possible losses exists and no amount within the range is more likely, we record the minimum amount in accordance with ASC 450, Contingencies. Changes in facts, remediation plans, regulatory approvals, or technology could result in costs exceeding current accruals.

We believe our estimates are reasonable; however, actual costs could be materially higher or lower. It is reasonably possible that undiscounted costs may exceed current accruals by up to approximately $14.1 million over the remediation period. See Note 10 for additional details.

Pension and Other Postretirement and Postemployment Benefits

Our liabilities and expenses for pension and other postretirement and postemployment benefits are determined using actuarial methods and significant assumptions, including the discount rate, expected long-term rate of return (“LTRR”) on plan assets, and workforce-related factors such as salary growth, health care cost trends, retirement age, and mortality. The discount rate and expected LTRR are the most significant assumptions.

Changes in assumptions or plan provisions can materially affect obligations and expense. For example, a lower discount rate increases the present value of obligations, while a higher expected return reduces future expense. We also make variable annual contributions to the Salaried VEBA based on cash flow; the VEBA’s funding status does not affect our contribution amount. We have no control over any aspect of the Salaried VEBA plan and rely on information provided by the VEBA administrator for plan details.

A 0.25% change in the weighted average discount rate would impact the combined pension and other postretirement obligations by approximately $3.4 million as of December 31, 2025 and impact pretax earnings in 2026 by approximately $0.3 million. A 0.25% change in the expected LTRR would impact pretax earnings by about $0.2 million in 2026. See Note 5 for additional information.

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

Aluminum

In 2025 and 2024, settlements of derivative contracts were for 126.7 million pounds and 154.9 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At December 31, 2025, we had derivative contracts with respect to approximately 23.9 million pounds and 0.7 million pounds to hedge sales to be made in 2026 and 2027, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of December 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $2.5 million and $4.7 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. In addition, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of December 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.8 million and $2.0 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of December 31, 2025, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of copper and zinc by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of December 31, 2025 and December 31, 2024, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $0.6 million and $0.9 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or physical delivery commitments with firm prices with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.1 million and $2.8 million as of December 31, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We had no outstanding electricity derivative positions as of December 31, 2025 or December 31, 2024.

Foreign Currency

As of December 31, 2025, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.1 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Our primary foreign exchange exposure is the operating costs of our London, Ontario facility. We estimate that a 10% change in the Canadian dollar exchange rate as of December 31, 2025 and December 31, 2024 would have resulted in an annual operating cost impact of $2.9 million and $2.8 million, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Kaiser Aluminum Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 18 to the financial statements, in 2025 the Company elected to change its method of accounting for determining the cost of inventory for finished goods, work in process, and raw materials from the last-in, first-out (LIFO) inventory accounting method to the weighted average cost (WAC) inventory accounting method. All periods presented in the financial statements have been adjusted to reflect this change.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as it satisfies its performance obligations and transfers control of products to its customers. For products that have an alternative use and/or for which the Company does not have an enforceable right to payment (including a reasonable profit) during the production process, revenue is recognized at a point in time. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on the shipping terms. For certain products with no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit), revenue is recognized over time. For contracts recognized over time, control transfer occurs incrementally during the Company’s production process, as progress is made on fulfilling the performance obligation. The Company uses the input method of determining the progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. For products in production, the Company recognizes revenue using estimates of the cost incurred to date plus a reasonable margin.

Contract assets represent amounts for work performed but not yet billed, including amounts related to finished goods in transit at period end.

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
•
We selected a sample of invoices with customers and performed the following:

- We evaluated whether revenue was properly recognized as over time according to the contract terms with the customer.

- We tested that the revenue associated with work-in-process and finished goods inventory was properly recognized at December 31, 2025.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 19, 2026

We have served as the Company's auditor since 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7.0	$18.4
Receivables:
Trade receivables, net	395.2	319.7
Other	28.1	22.2
Contract assets	63.4	73.4
Inventories	725.2	601.9
Prepaid expenses and other current assets	42.6	39.0
Total current assets	1,261.5	1,074.6
Property, plant and equipment, net	1,145.2	1,161.2
Operating lease assets	22.4	27.2
Deferred tax assets, net	0.2	4.0
Intangible assets, net	41.0	45.5
Goodwill	18.8	18.8
Other assets	75.7	78.6
Total assets	$2,564.8	$2,409.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274.6	$266.9
Accrued salaries, wages and related expenses	61.3	54.3
Other accrued liabilities	91.3	79.3
Total current liabilities	427.2	400.5
Long-term portion of operating lease liabilities	21.7	25.2
Pension and OPEB	73.4	71.4
Deferred tax liabilities	75.4	44.1
Long-term liabilities	81.4	84.0
Long-term debt, net	1,059.6	1,041.6
Total liabilities	1,738.7	1,666.8
Commitments and contingencies – Note 10
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2025 and December 31, 2024; no shares were issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2025 and December 31, 2024; 23,045,729 shares issued and 16,210,443 shares outstanding at December 31, 2025; 22,931,184 shares issued and 16,095,898 shares outstanding at December 31, 2024	0.2	0.2
Additional paid in capital	1,132.5	1,117.0
Retained earnings	142.5	81.3
Treasury stock, at cost, 6,835,286 shares at both December 31, 2025 and December 31, 2024	(475.9)	(475.9)
Accumulated other comprehensive income	26.8	20.5
Total stockholders’ equity	826.1	743.1
Total liabilities and stockholders' equity	$2,564.8	$2,409.9

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
Net sales	$3,373.0	$3,024.0	$3,087.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	2,930.6	2,666.6	2,728.2
Depreciation and amortization	122.5	116.4	108.6
Selling, general, administrative, research and development	129.2	120.8	122.7
Restructuring costs	1.9	7.6	5.0
Other operating charges, net	—	0.4	—
Total costs and expenses	3,184.2	2,911.8	2,964.5
Operating income	188.8	112.2	122.5
Other (expense) income:
Interest expense	(50.1)	(43.7)	(46.9)
Other income, net – Note 13	11.3	19.5	7.4
Income before income taxes	150.0	88.0	83.0
Income tax provision	(37.5)	(22.3)	(15.2)
Net income	$112.5	$65.7	$67.8

Net income per common share:
Basic	$6.96	$4.08	$4.25
Diluted	$6.77	$4.02	$4.21
Weighted-average number of common shares outstanding (in thousands):
Basic	16,169	16,069	15,991
Diluted	16,622	16,319	16,131

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
	(In millions of dollars)
Net income	$112.5	$65.7	$67.8
Other comprehensive income (loss), net of tax – Note 11:
Defined benefit plans	3.4	8.1	8.2
Cash flow hedges	2.9	(0.7)	1.7
Other comprehensive income, net of tax	6.3	7.4	9.9
Comprehensive income	$118.8	$73.1	$77.7

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings As Adjusted[1]	Treasury Stock	AOCI	Total As Adjusted[1]
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2022	15,940,756	$0.2	$1,090.4	$13.3	$(475.9)	$3.2	$631.2
Cumulative effect of change in inventory valuation methodology, net of tax	—	—	—	35.6	—	—	35.6
Net income	—	—	—	67.8	—	—	67.8
Other comprehensive income, net of tax	—	—	—	—	—	9.9	9.9
Common shares issued (including impacts from Long-Term Incentive programs)	98,292	—	0.7	—	—	—	0.7
Cancellation of shares to cover tax withholdings upon common shares issued	(23,257)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[2]	—	—	—	(50.4)	—	—	(50.4)
Amortization of unearned equity compensation	—	—	15.4	—	—	—	15.4
BALANCE, December 31, 2023	16,015,791	$0.2	$1,104.7	$66.3	$(475.9)	$13.1	$708.4
Net income	—	—	—	65.7	—	—	65.7
Other comprehensive income, net of tax	—	—	—	—	—	7.4	7.4
Common shares issued (including impacts from Long-Term Incentive programs)	107,017	—	0.6	—	—	—	0.6
Cancellation of shares to cover tax withholdings upon common shares issued	(26,910)	—	(2.1)	—	—	—	(2.1)
Cash dividends declared[2]	—	—	—	(50.7)	—	—	(50.7)
Amortization of unearned equity compensation	—	—	13.8	—	—	—	13.8
BALANCE, December 31, 2024	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	112.5	—	—	112.5
Other comprehensive income, net of tax	—	—	—	—	—	6.3	6.3
Common shares issued (including impacts from Long-Term Incentive programs)	156,347	—	0.5	—	—	—	0.5
Cancellation of shares to cover tax withholdings upon common shares issued	(41,802)	—	(3.0)	—	—	—	(3.0)
Cash dividends declared[2]	—	—	—	(51.3)	—	—	(51.3)
Amortization of unearned equity compensation	—	—	18.0	—	—	—	18.0
BALANCE, December 31, 2025	16,210,443	$0.2	$1,132.5	$142.5	$(475.9)	$26.8	$826.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
Dividends declared per common share were $3.08 for each of the years ended December 31, 2025, 2024, and 2023.

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
	(In millions of dollars)
Cash flows from operating activities[2]:
Net income	$112.5	$65.7	$67.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	118.0	111.9	103.3
Amortization of definite-lived intangible assets	4.5	4.5	5.3
Amortization and write-off of debt issuance costs	4.5	2.3	2.2
Deferred income taxes	33.1	12.6	13.6
Non-cash equity compensation	18.5	14.4	16.1
Non-cash asset impairment charges[3]	2.0	3.6	—
Gain on disposition of property, plant and equipment and asset write-offs, net	(7.1)	(3.3)	(13.8)
Bad debt expense	0.4	0.3	—
Non-cash postretirement and postemployment defined benefit plan cost	9.5	9.0	13.4
Changes in operating assets and liabilities:
Trade and other receivables	(81.9)	(4.5)	33.1
Contract assets	10.0	(14.9)	0.1
Inventories	(125.3)	(50.4)	21.5
Prepaid expenses and other current assets	1.0	(9.6)	(2.8)
Accounts payable	15.1	14.1	(43.0)
Accrued liabilities	13.4	9.9	6.6
Annual variable cash contributions to Salaried VEBA	(0.7)	(1.1)	—
Long-term assets and liabilities, net	(16.1)	2.6	(11.5)
Net cash provided by operating activities	111.4	167.1	211.9
Cash flows from investing activities[2]:
Capital expenditures	(136.9)	(180.8)	(143.2)
Purchase of equity securities	(0.4)	(0.1)	(0.3)
Proceeds from sale of equity securities	6.4	0.3	0.1
Proceeds from disposition of property, plant and equipment	53.1	6.0	15.2
Net cash used in investing activities	(77.8)	(174.6)	(128.2)
Cash flows from financing activities[2]:
Borrowings under the Revolving Credit Facility	653.3	—	215.1
Repayment of borrowings under the Revolving Credit Facility	(631.0)	—	(215.1)
Issuance of 5.875% Senior Notes	500.0	—	—
Repayment of principal of 4.625% Senior Notes	(500.0)	—	—
Cash paid for debt issuance costs	(10.1)	—	—
Repayment of finance lease	(2.5)	(2.5)	(2.1)
Cancellation of shares to cover tax withholdings upon common shares issued	(3.0)	(2.1)	(1.8)
Cash dividends and dividend equivalents paid	(51.3)	(50.7)	(50.4)
Net cash used in financing activities	(44.6)	(55.3)	(54.3)
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(11.0)	(62.8)	29.4
Cash, cash equivalents and restricted cash at beginning of period	37.9	100.7	71.3
Cash, cash equivalents and restricted cash at end of period	$26.9	$37.9	$100.7

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
See Note 16 for supplemental disclosure of cash flow information.
3.
Non-cash asset impairment charges for the year ended December 31, 2025 are comprised of a $2.0 million write-down of certain replacement parts. Non-cash asset impairment charges for the year ended December 31, 2024 are comprised of: (i) a $3.2 million inventory write-down related to certain alloying metals and (ii) a $0.4 million impairment charge on land held for sale.

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

Fair Value Measurements. We apply the GAAP fair value hierarchy to measure certain assets and liabilities. Classification within the hierarchy is based on the lowest level input significant to the fair value measurement. We use valuation techniques that prioritize observable inputs and consider counterparty risk. Transfers between levels are assessed based on changes in inputs.

Recurring fair value measurements include derivative instruments (see Note 8) and equity investments related to our deferred compensation plan (see Note 5). Additionally, we measure at fair value once each year at December 31 the plan assets of our defined benefit pension and postretirement and postemployment plans, including the Salaried VEBA (see Note 5). In determining the fair value of the plan assets, we utilize the results of valuations supplied by the investment advisors responsible for managing the assets of each plan, which we independently review for reasonableness.

We believe that the fair values of our financial assets (accounts receivable, contract assets, current assets, accounts payable, and accrued liabilities) approximate their respective carrying values due to their short maturities and nominal credit risk. Most non-financial assets, such as inventories and long-lived assets, are not measured at fair value on a recurring basis. However, fair value may be assessed if impairment or other triggering events occur. See “Property, Plant and Equipment, Net” and “Goodwill and Intangible Assets” below for a discussion of impairment charges on long-lived physical assets. See Note 9 for the fair value of our Long-term debt, net.

Government Grants. We occasionally receive grants from state and local governments. Grants are recognized when we have reasonable assurance that we will meet the grant conditions and the funds will be received. Grants related to property, plant, and equipment reduce the carrying amount of the related asset. Grants intended to reimburse expenses already incurred or provide immediate financial support are recognized as income in the period they become receivable. The following table presents the total government assistance recognized during the year ended December 31, 2025 (in millions of dollars):

Grantor	Grant	Amount	Duration	Classification
Indiana Economic Development Corporation	IN EDGE Tax Credit	$1.7	2021 - 2030	Cost of products sold, excluding depreciation and amortization
Total		$1.7

To be eligible to receive and keep the full amount of the IN EDGE Tax Credit, we must achieve: (i) minimum cumulative expenditures towards capital expenditures and (ii) a minimum number of full-time employees.

Cash and Cash Equivalents. We consider short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Our cash equivalents primarily consist of money market deposit accounts.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. We maintain certain cash deposits that are pledged or held as collateral for workers’ compensation and other agreements. These amounts are classified as restricted cash (see Note 16). Restricted funds may be released to us or additional amounts may be required to be pledged in the future.

Trade Receivables and Allowance for Credit Losses. Trade receivables primarily consist of amounts billed to customers for products sold, with payment terms generally between 30 to 90 days. We record an allowance for credit losses based on historical collection experience, current conditions, and reasonable forecasts. Factors considered include customer credit quality, aging of receivables, bankruptcy filings, and overall economic conditions. Specific allowances are recorded when we identify a customer’s inability or unwillingness to pay. Accounts are written off when deemed uncollectible, and any recoveries are recorded as a reduction of bad debt expense in the period received. In 2025, we wrote off $0.7 million of trade receivables. Write-offs in 2024 and 2023 were immaterial to our consolidated financial statements.

We have arrangements that allow us to sell certain customer trade receivables to those customers’ financial institutions without recourse. These sales are made at our discretion when the cost is lower than servicing the receivables with existing debt. After the sale, we retain no rights or obligations and do not service the receivables. Accordingly, these transactions are accounted for as sales (see Note 13).

Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include materials, labor, and manufacturing overhead. Abnormal costs, such as idle facility expenses, freight, handling, and spoilage, are expensed as incurred. See Note 2 for inventory components. Other inventories, consisting of operating supplies, are valued using the FIFO method.

Effective January 1, 2025, the Company changed its inventory valuation methodology for finished products, work-in-process, and raw materials from LIFO to WAC. This change is preferable because it improves the comparability of the Company’s operational results between periods by removing LIFO income or charge in a period resulting from LIFO valuation and changes to historical LIFO layers, better reflects the physical flow of goods, and simplifies the financial close process by utilizing the WAC valuation methodology for all internal and external reporting purposes. The effects of this change have been retrospectively applied to all prior periods presented. See Note 18 for additional details.

Replacement Parts. Replacement parts consist of equipment spare parts, which are valued using the FIFO method. Replacement parts are recorded within Prepaid expenses and other current assets or Other assets depending on whether the utilization of the replacement parts is expected to occur within the next 12 months.

Property, Plant and Equipment, Net. Property, plant and equipment, net, is recorded at cost and includes construction in progress (see Note 2). Interest on qualifying construction projects is capitalized (see Note 9).

Depreciation is computed using the straight-line method over estimated useful lives. Depreciable finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is included in Depreciation and amortization within our Statements of Consolidated Income. The estimated useful lives are as follows:

Range (in years)
Land improvements	1-25
Buildings and leasehold improvements	2-45
Machinery and equipment	1-22
Depreciable finance lease assets	2-120

We review property, plant and equipment for impairment when events indicate the carrying amount may not be recoverable, using undiscounted cash flows to assess recoverability. We regularly assess whether events and circumstances with the potential to trigger impairment have occurred and rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flow, to make such assessments. We use an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset or asset group in measuring whether the asset or asset group is recoverable.

There were no impairment charges in 2025 or 2023. In 2024, we recorded a $0.4 million impairment on land classified as held for sale. Asset impairment charges are included in Other operating charges, net, in our Statements of Consolidated Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets are classified as held for sale when actively marketed and expected to sell within 12 months. These assets are measured at the lower of carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets. Goodwill is tested for impairment annually in the fourth quarter or when events indicate potential impairment. We may perform a qualitative assessment or a quantitative test. In 2025, we completed a qualitative assessment and concluded that it is not more likely than not that the fair value of any reporting unit was below its carrying amount.

Intangible assets are initially recorded at fair value using an income approach and amortized over their estimated useful lives. We review intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. See Note 4 for discussion on goodwill and intangible assets.

Leases. We determine if an agreement contains a lease at inception. We have operating and finance leases for equipment and real estate, generally with fixed payments. Lease liabilities include options to extend or terminate when it is reasonably certain we will exercise them. Short-term leases (12 months or less) are not recorded on our Consolidated Balance Sheets. Because most leases do not provide an implicit rate, we use an incremental borrowing rate based on factors such as lease term, asset value, and our credit profile. We exclude non-lease components from lease liabilities and recognize variable lease payments as incurred. Operating lease expense is recognized on a straight-line basis over the lease term. Some equipment leases include return conditions, which we account for as residual value guarantees when probable. Our lease agreements do not contain material restrictive covenants.

Derivative Financial Instruments. We use derivative instruments to manage commodity price, energy cost, and foreign currency risks. We do not use derivatives for trading or speculative purposes. Derivatives are recorded at fair value on our Consolidated Balance Sheets. Those settling within one year are included in Prepaid expenses and other current assets or Other accrued liabilities. Derivatives settling after one year are included in Other assets or Long-term liabilities. Cash flows related to derivative instruments are classified in the Statements of Consolidated Cash Flows based on the nature of the underlying hedged item. See Note 8 for additional information.

Self-Insurance of Workers’ Compensation and Employee Healthcare Liabilities. We self-insure most workers’ compensation and employee healthcare costs and maintain insurance to limit exposure to large individual claims. Workers’ compensation liabilities include estimates for incurred but not reported claims and the ultimate cost of reported claims, based on historical experience and actuarial analysis. Accrued healthcare liabilities represent estimated unpaid medical and prescription costs provided by our plan administrators. These amounts were $7.9 million and $7.8 million at December 31, 2025 and December 31, 2024, respectively.

Debt Issuance and Deferred Financing Costs. Costs related to debt arrangements are capitalized and amortized over the term of the related borrowing. Amortization is included in Interest expense in our Statements of Consolidated Income. Unamortized debt issuance costs for Senior Notes are presented within Long-term debt, net on our Consolidated Balance Sheets. Unamortized deferred financing costs for the Revolving Credit Facility are presented in Other assets on our Consolidated Balance Sheets. When debt is extinguished, any remaining unamortized debt issuance or deferred financing costs are charged to Other income, net. For amendments or refinancings of the Revolving Credit Facility, such costs are written off only when the transaction is accounted for as an extinguishment; otherwise, the existing costs continue to be amortized over the term of the modified facility in accordance with ASC 470-50 (see Note 9).

Conditional Asset Retirement Obligations (“CAROs”). We have CAROs at certain manufacturing facilities, primarily related to (i) legal obligations for asbestos removal and disposal and (ii) future lease terminations. Most CAROs relate to asbestos that is contained within walls, floors, roofs, piping, or equipment insulation at older facilities. These costs would be incurred if the facilities undergo major renovation or demolition. We estimate the incremental removal and disposal costs, discount them to present value using a credit-adjusted, risk-free rate, and apply probability weighting when the timing of settlement is uncertain. See Note 10 for additional information.

Environmental Contingencies. We record environmental loss contingencies when they are probable and reasonably estimable (see Note 10). Accruals for remediation costs are generally recognized no later than the completion of the remedial feasibility study and are adjusted as new information becomes available. Future remediation costs are not discounted to their present value. Accrued environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expenses for operating locations are included in COGS, while expenses for non-operating locations are included in SG&A and R&D in our Statements of Consolidated Income.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition. We recognize revenue as we satisfy performance obligations and transfer control of products to our customers. For products that have an alternative use and/or for which we do not have an enforceable right to payment (including a reasonable profit) during the production process, we recognize revenue at a point in time. For revenue recognized at a point in time, transfer of control usually occurs upon shipment or upon customer receipt of the product, depending on shipping terms. For certain products with no alternative use and where we have an enforceable right to payment (including a reasonable profit), revenue is recognized over time. For contracts recognized over time, control transfer occurs incrementally during our production process as progress is made on fulfilling the performance obligation. We use the input method of determining our progress, capturing direct costs beginning at the point that billet or cast ingot is introduced into production at either the extrusion phase or the rolling phase, respectively. We believe the input method more accurately reflects the transfer of control as it represents the best information available of work completed to date for which we have an enforceable right to payment. For products in production, we recognize revenue using estimates of the cost incurred to date plus a reasonable margin. As the duration of our contracts for accounting purposes is typically less than one year, we do not present quantitative information about the aggregate transaction price allocated to unsatisfied performance obligations at the end of the reporting period.

Contracts are generally short-term and based on customer purchase orders, although purchase orders may reference a longer term “blanket purchase order” or a “terms and conditions” agreement, both of which may span multiple years. We adjust revenue for variable consideration such as metal price adjustments, volume rebates, and sales discounts, estimated based on forecasted order data and historical payment trends for specific customers. Accounts receivable is recorded when our right to payment becomes unconditional. We do not adjust for financing components as payment terms are generally less than one year.

Contract assets represent amounts for work performed but not yet billed, including amounts related to finished goods in transit at period end.

Incremental Costs of Obtaining a Contract. We expense the costs of obtaining a contract as incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. If the expected benefit exceeds one year, the costs are recorded as an asset to Other assets on our Consolidated Balance Sheets and amortized over the term of the contract.

Shipping and Handling Activities. We account for shipping and handling activities that occur after the customer has obtained control of a product as fulfillment activities (i.e., an expense) rather than as a promised service (i.e., a revenue element).

Advertising Costs. Advertising costs, which are included in SG&A and R&D, are expensed as incurred. Advertising costs for 2025, 2024, and 2023 were $0.3 million, $0.4 million, and $0.1 million, respectively.

Research and Development Costs. Research and development costs, which are included in SG&A and R&D, are expensed as incurred. Research and development costs, inclusive of personnel costs, for 2025, 2024, and 2023 were $10.7 million, $12.0 million and $11.1 million, respectively.

Stock-Based Compensation. We grant stock-based compensation to executives, certain employees, and non-employee directors in the form of service-based and performance-based awards. Compensation cost is measured at grant-date fair value and recognized over the service period, generally on a straight-line basis. Forfeitures are accounted for as they occur. Service-based awards are valued using the market price of our common stock on the grant date. Performance-based awards are valued based on the type of performance condition. Market-based awards, such as those tied to total shareholder return, are valued using a Monte Carlo model. Non-market performance-based awards are valued using our stock price at grant. Holders of performance-based awards receive a one-time dividend equivalent payment when vested shares are issued. Expense for market-based awards is recognized if the service condition is met, regardless of market performance. For non-market awards, expense is adjusted quarterly based on the most probable outcome. See Note 7 for additional details.

Adoption of New Accounting Pronouncements

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is primarily intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We adopted ASU 2023-09 effective December 31, 2025 using a retrospective approach. See Note 14 for the required disclosures related to our adoption of ASU 2023-09. This standard update did not affect our operating results.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. We adopted ASU 2025-05 effective December 31, 2025 using a prospective approach. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which improves the operability of the guidance by removing all references to software development stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of the annual reporting period. The amendments may be applied by using a prospective transition approach, a retrospective transition approach, or a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Hedge Accounting Improvements. In November 2025, the FASB issued ASU No. 2025-09 (“ASU 2025-09”), Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance introduces targeted refinements intended to improve the operability of hedge accounting and better align financial reporting with risk management activities, including greater flexibility in hedge designation and clarifications for certain instruments. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Government Grants. In December 2025, the FASB issued ASU No. 2025-10 (“ASU 2025-10”), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted, and is required to be applied using a modified prospective, modified retrospective, or full retrospective transition method. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Interim Reporting Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form and content, and required disclosures in interim financial statements prepared under GAAP. ASU 2025-11 enhances guidance for entities that issue condensed interim statements and reinstates a principles-based requirement to disclose material events since the last annual period. ASU 2025-11 is effective for interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted and retrospective application optional. We are currently evaluating the impact of this standard on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Supplemental Balance Sheet Information

	As of December 31,
	2025	2024 As Adjusted[1]
	(In millions of dollars)
Trade Receivables, Net
Billed trade receivables	$395.8	$320.5
Allowance for doubtful receivables	(0.6)	(0.8)
Trade receivables, net	$395.2	$319.7

Inventories
Finished products	$156.1	$130.0
Work-in-process	316.7	229.1
Raw materials	236.2	228.7
Operating supplies	16.2	14.1
Inventories	$725.2	$601.9

Property, Plant and Equipment, Net
Land and improvements	$38.2	$37.2
Buildings and leasehold improvements	302.6	256.3
Machinery and equipment[2]	1,586.7	1,337.4
Construction in progress	66.7	297.5
Property, plant and equipment, gross	1,994.2	1,928.4
Accumulated depreciation and amortization	(849.1)	(767.5)
Land held for sale	0.1	0.3
Property, plant and equipment, net	$1,145.2	$1,161.2

Other Assets
Assets to be conveyed associated with Warrick acquisition[2]	$—	$18.3
Restricted cash – Note 16	19.9	19.5
Long-term replacement parts	28.5	18.3
Net assets of Salaried VEBA – Note 5	9.7	—
Other	17.6	22.5
Other assets	$75.7	$78.6
.
Other Accrued Liabilities
Uncleared cash disbursements	$45.8	$24.5
Accrued income taxes and other taxes payable	7.8	11.1
Accrued annual contribution to Salaried VEBA – Note 5	2.9	0.7
Accrued interest	6.9	9.9
Current operating lease liabilities – Note 3	4.8	6.3
Current finance lease liabilities – Note 3	2.3	2.4
Current deferred compensation plan liabilities – Note 5	1.2	6.7
Other – Note 8	19.6	17.7
Other accrued liabilities	$91.3	$79.3

Long-Term Liabilities
Workers' compensation accrual	$26.0	$26.8
Long-term environmental accrual – Note 10	17.4	17.7
Other long-term liabilities	38.0	39.5
Long-term liabilities	$81.4	$84.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
During the year ended December 31, 2025, all of the remaining assets associated with our acquisition of Warrick were conveyed to us and placed in service. At December 31, 2025, such assets are presented within Machinery and equipment.

3. Leases

The following table summarizes key finance and operating lease terms and discount rates:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Finance leases	37.1	36.9
Operating leases	8.8	8.9
Weighted-average discount rate:
Finance leases	5.45%	5.40%
Operating leases	4.92%	4.69%

The following table summarizes the classification of lease assets and lease liabilities on our Consolidated Balance Sheets (in millions of dollars):

		As of December 31,
Description	Classification	2025	2024
Operating lease assets	Operating lease assets	$22.4	$27.2
Finance lease assets	Property, plant and equipment, net	$14.1	$14.8

Current operating lease liabilities	Other accrued liabilities	$4.8	$6.3
Non-current operating lease liabilities	Long-term portion of operating lease liabilities	$21.7	$25.2
Total operating lease liabilities		$26.5	$31.5

Current finance lease liabilities	Other accrued liabilities	$2.3	$2.4
Non-current finance lease liabilities	Long-term liabilities	$12.4	$13.0
Total finance lease liabilities		$14.7	$15.4

The following table summarizes the components of lease cost in our Statements of Consolidated Income (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$9.0	$10.2	$11.6
Short-term lease cost	6.2	4.0	4.3
Finance lease cost:
Amortization of leased assets	2.4	2.4	2.4
Interest on lease liabilities	0.8	0.8	0.7
Total lease cost	$18.4	$17.4	$19.0

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity of our lease liabilities as of December 31, 2025 (in millions of dollars):

	Finance Leases	Operating Leases
2026	$3.1	$6.0
2027	2.0	4.7
2028	1.5	3.9
2029	0.9	3.7
2030	0.6	3.5
Thereafter	25.7	12.0
Total minimum lease payments	$33.8	$33.8
Less: interest	(19.1)	(7.3)
Present value	$14.7	$26.5

4. Goodwill and Intangible Assets

Goodwill. We identified no indicators of goodwill impairment during the years ended December 31, 2025, 2024, and 2023.

The following table presents the changes in the carrying value of our goodwill (in millions of dollars):

	As of December 31,
	2025	2024
Gross carrying value[1]	$57.7	$57.7
Accumulated impairment loss[1]	(38.9)	(38.9)
Net carrying value	$18.8	$18.8
1.
The gross carrying value and accumulated impairment loss excludes $25.2 million of goodwill recorded in conjunction with our acquisition of IMT.

Intangible Assets. The following table presents the gross carrying amount and accumulated amortization of our intangible assets by major intangible asset class (in millions of dollars):

	Gross Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2025
Customer relationships	$68.1	$(34.5)	$33.6
Trade name	2.4	(1.7)	0.7
Favorable lease contracts	7.0	(0.3)	6.7
Total	$77.5	$(36.5)	$41.0
As of December 31, 2024
Customer relationships	$68.1	$(30.3)	$37.8
Trade name	2.4	(1.5)	0.9
Non-compete agreement	5.4	(5.4)	—
Favorable lease contracts	7.0	(0.2)	6.8
Total	$82.9	$(37.4)	$45.5

We identified no indicators of impairment associated with our intangible assets during the years ended December 31, 2025, 2024, and 2023.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to definite-lived intangible assets was $4.5 million, $4.5 million and $5.3 million for 2025, 2024, and 2023, respectively. The following table presents the expected amortization of intangible assets for each of the next five calendar years and thereafter as of December 31, 2025 (in millions of dollars):

2026	$4.5
2027	4.5
2028	4.4
2029	4.1
2030	4.1
Thereafter	19.4
Total	$41.0

5. Employee Benefits

Defined Contribution Plans

We sponsor defined contribution savings plans for certain hourly and salaried employees. Employees may contribute a portion of their compensation to the plans, and we match a specified percentage of these contributions in equivalent form of the investments elected by the employee. In addition, we make fixed annual contributions for certain hourly and salaried employees in varying amounts depending on hire date.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have an ongoing obligation with no express termination date to make variable cash contributions up to a maximum of $2.9 million annually to the Salaried VEBA. The Salaried VEBA assets are invested in various managed funds based on information we received from the trustee of the Salaried VEBA. Our variable payment, if any, is treated as a funding/contribution policy and not counted as a Salaried VEBA asset at the accrual date for actuarial purposes. We determined that in the first quarter of 2026 we will pay $2.9 million with respect to 2025. During the first quarter of 2025, we paid $0.7 million with respect to 2024. Such amounts were recorded within Other accrued liabilities (see Note 2). We account for the Salaried VEBA as a defined benefit plan in our financial statements using a December 31 measurement date.

Key Assumptions. The following table presents the weighted average assumptions used to determine benefit obligations:

	Pension Plans[1]		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024
Discount rate	5.53%	5.54%	5.15%	5.48%	5.01%	5.40%
Rate of compensation increase	2.56%	2.56%	—%	—%	—%	—%

1.
Assumptions for our pension plans are weighted based on the total benefit obligations of each.

In measuring the benefit obligation under our OPEB plan, we estimate a healthcare cost trend rate representing the annual rates of change in the costs of the healthcare benefits currently provided. The 2025 actuarial valuation assumed an 8.5% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing gradually until reaching 4.5% in 2039.

The following table presents the weighted average assumptions used to determine net periodic postretirement and postemployment benefit cost:

	Pension Plans[1]			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.54%	5.00%	5.19%	5.48%	4.92%	5.14%	5.40%	4.89%	5.10%
Expected long-term return on plan assets[2]	6.31%	6.31%	6.33%	—%	—%	—%	5.75%	5.75%	5.75%
Rate of compensation increase	2.56%	2.56%	2.63%	—%	—%	—%	—%	—%	—%

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Funded Status. The following table presents the benefit obligations and funded status of our pension plans, OPEB, and the Salaried VEBA and the corresponding amounts that are included in our Consolidated Balance Sheets (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Obligation at beginning of year	$30.7	$30.5	$64.7	$68.8	$42.9	$46.9
Foreign currency translation loss (gain)	0.2	(0.5)	—	—	—	—
Service cost	3.4	3.6	1.0	1.1	—	—
Interest cost	1.7	1.6	3.5	3.3	2.2	2.2
Prior service cost[1]	—	2.2	—	—	—	—
Actuarial loss (gain)[2]	0.6	(1.6)	3.6	(6.8)	(2.3)	(1.4)
Plan participants contributions	0.1	0.1	0.2	0.2	—	—
Benefits paid	(0.7)	(0.7)	(3.0)	(1.9)	(4.7)	(4.8)
Settlements[3]	—	(4.5)	—	—	—	—
Obligation at end of year[4]	36.0	30.7	70.0	64.7	38.1	42.9
Change in plan assets:
Fair market value of plan assets at beginning of year	22.5	20.5	—	—	42.9	43.1
Foreign currency translation gain	0.2	0.3	—	—	—	—
Actual return on assets	1.9	0.9	—	—	6.7	3.9
Plan participants contributions	0.1	0.1	0.2	0.2	—	—
Company contributions	6.2	5.9	2.8	1.7	2.9	0.7
Benefits paid	(0.7)	(0.7)	(3.0)	(1.9)	(4.7)	(4.8)
Settlements[3]	—	(4.5)	—	—	—	—
Fair market value of plan assets at end of year	30.2	22.5	—	—	47.8	42.9
Net funded status	$(5.8)	$(8.2)	$(70.0)	$(64.7)	$9.7	$—
Amounts recognized on our Consolidated Balance Sheets:
Other assets	$1.3	$1.6	$—	$—	$9.7	$—
Accrued salaries, wages and related expenses	—	—	(3.7)	(3.1)	—	—
Pension and OPEB	(7.1)	(9.8)	(66.3)	(61.6)	—	—
Total	$(5.8)	$(8.2)	$(70.0)	$(64.7)	$9.7	$—
Cumulative gain (loss) recognized in AOCI:
Accumulated net actuarial gain	$3.9	$4.2	$17.6	$23.1	$14.5	$8.2
Prior service cost	(6.7)	(7.6)	—	—	(11.3)	(14.3)
Total	$(2.8)	$(3.4)	$17.6	$23.1	$3.2	$(6.1)

1.
In 2024, prior service cost for our pension plans resulted from a plan amendment clarifying certain plan provisions of the Kaiser Aluminum Warrick pension plan going back to the date of our acquisition of Warrick.
2.
Actuarial gains and losses for our defined benefit plans primarily resulted from changes in certain key actuarial assumptions and updates to census data.
3.
In 2024, we entered into a group annuity purchase agreement under which approximately $4.5 million of obligations for certain participants of the Kaiser Aluminum Canada Limited Retirement Plan for Salaried Employees were transferred to an insurance company. The annuitization was funded through existing plan assets and does not change the amount of the monthly pension benefits received by the affected participants.
4.
For the pension plans, the benefit obligation is the projected benefit obligation. For the Salaried VEBA and OPEB, the benefit obligation is the APBO.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for the pension plans was $35.2 million and $29.8 million at December 31, 2025 and December 31, 2024, respectively. We expect to contribute $5.2 million to the pension plans in 2026.

The following table presents the net benefits expected to be paid (in millions of dollars):

	Year Ended December 31,
	2026	2027	2028	2029	2030	2031-2035
Pension benefit payments	$1.0	$1.3	$1.5	$1.8	$2.0	$13.7
Salaried VEBA benefit payments[1]	4.7	4.5	4.3	4.0	3.7	14.6
OPEB payments	3.7	4.4	5.1	5.8	6.3	37.9
Total	$9.4	$10.2	$10.9	$11.6	$12.0	$66.2

1.
Such amounts are based on benefit amounts and certain key assumptions obtained from the Salaried VEBA trustees and will be paid out of the Salaried VEBA plan assets. We have an ongoing obligation to make variable cash contributions to the Salaried VEBA, up to a maximum of $2.9 million annually based on our cash flow.

Plan Assets. The fundamental goal underlying our pension plan investment policy is to ensure that the assets of the plans are invested in a prudent manner to earn a long-term rate of return sufficient to meet the benefit obligations as they come due. Risk management practices include diversification across asset classes and periodic rebalancing toward established asset allocation targets. Our investment policy permits variances from the targets within certain parameters.

The following table presents the weighted-average target and actual asset class allocations for our pension plans:

Asset class	2025 Target allocation	As of December 31, 2025
Equities	43%	43%
Fixed income	51%	51%
Real estate investments	6%	6%

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

The following table presents the fair value of plan assets at December 31, 2025 and 2024, classified under the appropriate level of the fair value hierarchy (in millions of dollars):

	December 31, 2025	December 31, 2024
Plan Assets in the Fair Value Hierarchy:	Level 1
Salaried VEBA – Equity investment funds in registered investment companies[1]	$27.5	$25.2
Salaried VEBA – Fixed income investment funds in registered investment companies[2]	16.9	16.8
Salaried VEBA – Cash and money market investments	0.6	0.2
Pension plans – Diversified investment funds in pooled separate accounts[3]	24.5	17.1
Pension plans – Fixed income investment funds in registered investment companies[2]	5.7	—
Pension plans – Diversified investment funds in registered investment companies[4]	—	5.4
Deferred compensation program – Diversified investment funds in registered investment companies[4]	6.9	11.9
Total plan assets in the fair value hierarchy	$82.1	$76.6

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
3.
Diversified investment funds in pooled separate accounts. This category represents investments in various pooled separate accounts that hold a diversified portfolio of: (i) equity and equity-related securities of U.S. and non-U.S. issuers across all market capitalizations; (ii) fixed income securities such as corporate bonds and government bonds; and (iii) commercial real estate, including mortgage loans which are backed by the associated properties. The pooled separate accounts are valued daily based on the market value of the underlying net assets in each separate account. The majority of the underlying net assets have observable Level 1 pricing inputs which are used to determine the unit value of the pooled separate account which is not publicly quoted.
4.
Diversified investment funds in registered investment companies. This category represents investments in funds that hold a diversified portfolio of: (i) U.S. and international debt and equity securities; (ii) fixed income securities such as corporate bonds and government bonds; (iii) mortgage-related securities; and (iv) cash and cash equivalents.

The following table presents the total expense related to all benefit plans (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Defined contribution plans[1]	$18.9	$18.6	$18.1
Deferred compensation plan[2]	1.5	1.3	1.2
Multiemployer pension plans[1,3]	6.2	6.1	5.6
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[4]	9.5	9.0	13.4
Total	$36.1	$35.0	$38.3

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in SG&A and R&D within our Statements of Consolidated Income.
2.
Deferred compensation plan expense is included within SG&A and R&D in our Statements of Consolidated Income.
3.
See Note 6 for more information on our multiemployer defined benefit pension plans. For the year ended December 31, 2024, the expense presented excludes a $4.6 million charge to Restructuring costs (see Note 12).
4.
The current service cost component of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan is included within COGS in our Statements of Consolidated Income for all periods presented. All other components of Net periodic postretirement and postemployment benefit cost are included within Other income, net, in our Statements of Consolidated Income.

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following table presents the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

	Pension Plans			OPEB			Salaried VEBA
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$3.4	$3.6	$3.8	$1.0	$1.1	$1.1	$—	$—	$—
Interest cost	1.7	1.6	1.3	3.5	3.3	3.4	2.2	2.2	2.9
Expected return on plan assets	(1.5)	(1.4)	(1.1)	—	—	—	(2.3)	(2.2)	(2.2)
Amortization of prior service cost[1]	0.9	0.8	0.4	—	—	—	3.0	1.7	4.9
Amortization of net actuarial gain	(0.1)	—	—	(1.9)	(1.1)	(1.1)	(0.4)	(0.1)	—
Settlement gain recognized	—	(0.5)	—	—	—	—	—	—	—
Total net periodic postretirement and postemployment benefit cost	$4.4	$4.1	$4.4	$2.6	$3.3	$3.4	$2.5	$1.6	$5.6

1.
We amortize prior service cost on a straight-line basis over the average remaining years of service of the active plan participants.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Multiemployer Pension Plans

Overview. We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees at certain facilities. At December 31, 2025, approximately 36% of our total employees were union-represented employees at facilities participating in these multiemployer pension plans. We currently estimate that contributions will range from $5.5 million to $6.5 million in 2026.

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

The following table presents information about multiemployer pension plans in which we participate:

		Pension		FIP/RP Status	Contributions of
	Employer	Protection Act		Pending/	the Company			Surcharge	Expiration Date
	Identification	Zone Status[1]		Implemented	Year Ended December 31,			Imposed	of Collective-
Pension Fund	Number	2025	2024	in 2025²	2025	2024	2023	in 2025	Bargaining Agreements
					(in millions of dollars)
USW[3]	23-6648508	Green	Green	No	$4.8	$4.7	$4.2	No	Mar 2026 - Sep 2030
Other Funds[4]					1.4	1.4	1.4
					$6.2	$6.1	$5.6

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
3.
We are party to three collective bargaining agreements with the USW that require contributions to the Steelworkers Pension Trust (“SPT”). As of December 31, 2025, USW collective bargaining agreements covering employees at Newark and Trentwood covered 83% of our USW-represented employees with SPT benefits and expire in September 2030. Our monthly contributions per hour worked by each bargaining unit employee at Newark and Trentwood were (in whole dollars) $2.06 in 2025. The union contracts covering employees at our Richmond, Virginia facility and Florence, Alabama facility cover 15% and 2%, respectively, of our USW-represented employees with SPT benefits and expire in November 2026 and March 2026, respectively. Our monthly contributions per hour worked by each bargaining unit employee at our Richmond, Virginia facility and Florence, Alabama facility were (in whole dollars) $1.55 and $1.35, respectively, in 2025.
4.
Other Funds consists of plans that are not individually significant.

We were not listed in any of the plans’ Forms 5500 as providing more than 5% of the total contributions for any of the plan years disclosed. At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan year ending in 2025. Further, there were no significant changes to the number of employees covered by our multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.

7. Employee Incentive Plans

Short-Term Incentive Plans (“STI Plans”)

We have annual short-term incentive compensation plans for senior management and certain other employees payable at our election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under STI Plans are based on our Adjusted EBITDA, modified for certain safety, quality, delivery, cost, and individual performance factors. The Adjusted EBITDA targets are determined based on our board approved business plans. Most of our production facilities have similar programs for both hourly and salaried employees. In addition, we have discretionary bonus programs that allow for management to incentivize employees based on performance. As of December 31, 2025, we had a liability of $23.8 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments relating to the 12-month performance period of our 2025 STI Plans.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Programs (“LTI Programs”)

General. Executive officers and other key employees of the Company, as well as non-employee directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated (“2021 Plan”). The 2021 Plan was initially approved by stockholders on June 3, 2021, amended and restated on June 11, 2024 and replaced and succeeded, in its entirety, the Kaiser Aluminum Corporation Amended and Restated 2016 Equity and Performance Incentive Plan, except with regard to awards previously granted thereunder that continued to be outstanding. At December 31, 2025, 452,688 shares were available for awards under the 2021 Plan.

Non-Vested Common Shares and Restricted Stock Units. We grant non-vested common shares (“RSAs”) to our non-employee directors and restricted stock units (“RSUs”) to our executive officers and other key employees. The RSAs and RSUs have similar rights and each RSU that becomes vested entitles the recipient to receive one common share, for which we issue new shares of our common stock upon vesting under the 2021 Plan. The service period is generally one year for RSAs and three years for RSUs.

The following table summarizes activity relating to RSAs and RSUs for the year ended December 31, 2025:

	Shares (in whole shares)	Weighted- Average Grant-Date Fair Value per Share (in whole dollars)
Outstanding at December 31, 2024	408,674	$71.19
Granted	122,193	71.23
Vested	(113,475)	74.54
Forfeited	(11,124)	66.10
Outstanding at December 31, 2025	406,268	$70.40

Performance Shares. We grant performance shares to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. Performance goals can include: (i) our achieving a total shareholder return (“TSR”) compared to the TSR of a specified group of peer companies over a three-year performance period (“TSR-Based Performance Shares”) and/or (ii) achieving targeted improvements to our Adjusted EBITDA margin performance, measured by our Adjusted EBITDA as a percentage of Conversion Revenue, over a three-year performance period. Each performance share that becomes vested and earned entitles the recipient to receive one common share. The number of performance shares that may be earned and result in the issuance of common shares ranges between 0% to 200% of the target number of underlying performance shares.

The following table presents the weighted average inputs and assumptions used in the Monte Carlo simulations to calculate the fair value at the grant date of our TSR-Based Performance Shares:

	Year Ended December 31,
	2025	2024	2023
Grant date fair value (in whole dollars)	$89.31	$96.34	$104.87
Grant date stock price (in whole dollars)	$69.00	$71.76	$84.33
Expected volatility of Kaiser Aluminum[1]	44.04%	45.59%	49.72%
Expected volatility of peer companies[1]	37.71%	38.67%	45.14%
Risk-free interest rate	3.97%	4.31%	4.59%
Dividend yield	4.46%	4.29%	3.65%

1.
Weighted average expected volatility based on 2.8 years of daily closing share prices from the valuation date to the end of the performance period.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity relating to performance shares for the year ended December 31, 2025:

	Shares (in whole shares)	Weighted- Average Grant-Date Fair Value per Share (in whole dollars)
Outstanding at December 31, 2024	397,006	$97.00
Granted[1]	175,658	81.18
Vested	(28,493)	111.38
Forfeited[1]	(1,488)	84.48
Canceled[1]	(98,825)	111.38
Outstanding at December 31, 2025	443,858	$86.66

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

Non-Cash Compensation Expense. Non-cash compensation expense is primarily included in SG&A and R&D. The following table presents non-cash compensation expense by type of award under LTI Programs (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
RSAs and RSUs	$9.9	$8.9	$10.7
Performance shares	8.1	4.9	4.7
Total non-cash compensation expense	$18.0	$13.8	$15.4

Recognized tax benefits relating to the non-cash compensation expense presented in the table above were $4.2 million, $3.2 million, and $3.6 million for 2025, 2024, and 2023, respectively.

The aggregate fair value of awards that vested was $10.3 million, $8.5 million, and $6.2 million for 2025, 2024, and 2023, respectively, which represents the market value of our common stock on the date that the awards vested.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation costs and the expected period over which the remaining gross compensation costs will be recognized by type of award as of December 31, 2025:

	Unrecognized Gross Compensation Costs (in millions of dollars)	Expected Period (in years) Over Which the Remaining Gross Compensation Costs Will Be Recognized
RSAs and RSUs	$11.0	1.9
Performance shares	$8.9	1.8

The following table presents the weighted-average grant-date fair value per share for shares granted by type of award (in whole dollars):

	Year Ended December 31,
	2025	2024	2023
RSAs and RSUs	$71.23	$64.84	$71.81
Performance shares	$81.18	$86.50	$96.65

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of awards granted to our executive officers and other key employees. We cancel any such shares withheld on the applicable vesting dates or earlier dates when service requirements are satisfied, which correspond to the times at which income to the participant is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The withholding of common shares by us could be deemed a purchase of the common shares. See Statements of Consolidated Stockholders’ Equity for details on cancellation of shares to cover tax withholdings upon common shares issued.

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

Our derivative activities are overseen by a committee (“Hedging Committee”), which is composed of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, Executive Vice President – Manufacturing, and other officers and employees selected by the Chief Executive Officer. The Hedging Committee meets regularly to review commodity price exposure, derivative positions, and strategy. Management reviews the scope of the Hedging Committee’s activities with our Board of Directors.

We are exposed to counterparty credit risk on all of our derivative instruments, which we manage by monitoring the credit quality of our counterparties and allocating our hedging positions among multiple counterparties to limit exposure to any single entity. Our counterparties are major investment grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds which may adjust up or down, based on changes in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $0.1 million and $0.8 million at December 31, 2025 and December 31, 2024, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted by our customers at both December 31, 2025 and December 31, 2024. For more information about concentration risks concerning customers and suppliers, see Note 17.

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

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other income, net, respectively. As of December 31, 2025 and December 31, 2024, we had no outstanding non-designated derivative positions.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at December 31, 2025:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	January 2026 through May 2027	44.9
Fixed price sale contracts for LME	January 2026 through March 2026	20.3
Fixed price purchase contracts for MWTP	January 2026 through May 2027	45.0
Fixed price sale contracts for MWTP	January 2026 through May 2026	29.2

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	January 2026 through December 2027	6.4

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	January 2026 through December 2027	3,120,000

Euros	Maturity Period	Notional Amount of Contracts (EUR)
Fixed price forward purchase contracts	January 2026 through July 2027	€1.1

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$2,930.6	$2,666.6	$2,728.2

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(30.4)	$(1.4)	$12.8
Alloying Metals	(2.3)	(1.1)	—
Natural gas	0.8	1.0	0.1
Electricity	—	0.6	—
Foreign exchange contracts	(0.2)	—	—
Total (gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges	$(32.1)	$(0.9)	$12.9

Loss recognized in our Statements of Consolidated Income related to non-designated hedges:
Alloying Metals	$—	$—	$0.1
Electricity	—	5.0	—
Total loss recognized in our Statements of Consolidated Income related to non-designated hedges	$—	$5.0	$0.1

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of December 31, 2025			As of December 31, 2024
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Aluminum –
Fixed price purchase contracts for LME	$2.6	$—	$2.6	$1.1	$(0.8)	$0.3
Fixed price sale contracts for LME	—	(0.8)	(0.8)	—	—	—
Fixed price purchase contracts for MWTP	3.8	(0.1)	3.7	1.1	—	1.1
Fixed price sale contracts for MWTP	—	(1.6)	(1.6)	—	—	—
Alloying Metals – Fixed price purchase contracts	2.4	—	2.4	1.3	(0.1)	1.2
Natural gas – Fixed price purchase contracts	0.7	(1.3)	(0.6)	0.5	(0.8)	(0.3)
Foreign Currency – Fixed price forward contracts	0.1	—	0.1	—	(0.4)	(0.4)
Total	$9.6	$(3.8)	$5.8	$4.0	$(2.1)	$1.9

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of December 31,
	2025	2024
Derivative assets:
Prepaid expenses and other current assets	$8.3	$3.7
Other assets	1.3	0.3
Total derivative assets	$9.6	$4.0
Derivative liabilities:
Other accrued liabilities	$(3.1)	$(1.8)
Long-term liabilities	(0.7)	(0.3)
Total derivative liabilities	$(3.8)	$(2.1)

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Credit Facility

Senior Notes

Issuance of $500.0 million Senior Notes Due 2034. In November 2025, we issued $500.0 million aggregate principal amount of our 5.875% unsecured senior notes due March 1, 2034 (“5.875% Senior Notes”) at par. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum, payable semi-annually on March 1 and September 1, beginning in March 2026. Upon certain asset sales or changes in control accompanied by a ratings decline, we may be required to offer to repurchase the 5.875% Senior Notes. The indenture includes customary covenants and events of default provisions. In the event of default, the trustee or holders of at least 25% in aggregate principal amount of the 5.875% Senior Notes may declare the entire principal amount and the interest accrued to be immediately due and payable.

Redemption of $500.0 million Senior Notes Due 2028. In November 2025, we redeemed all $500.0 million aggregate principal amount of our outstanding 4.625% unsecured senior notes (“4.625% Senior Notes”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The redemption was funded using the net proceeds from the issuance of the 5.875% Senior Notes (as further described above), together with existing cash on hand and borrowings under the Revolving Credit Facility. In connection with the redemption of the 4.625% Senior Notes, during the year ended December 31, 2025, we wrote-off the remaining unamortized debt issuance costs of $2.1 million within Other income, net in our Statements of Consolidated Income.

Senior Notes Outstanding. During the years ended December 31, 2025 and 2024, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.625% and $500.0 million; (ii) 4.50% and $550.0 million (“4.50% Senior Notes”); and (iii) 5.875% and $500.0 million. Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our outstanding Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of December 31, 2025	As of December 31, 2024
4.625% Senior Notes	November 2019	March 2028	4.8%	$—	$500.0
4.50% Senior Notes	May 2021	June 2031	4.7%	550.0	550.0
5.875% Senior Notes	November 2025	March 2034	6.1%	500.0	—
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(12.7)	(8.4)
Total carrying amount				$1,037.3	$1,041.6

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of December 31,
	2025	2024
4.625% Senior Notes	$—	$470.1
4.50% Senior Notes	$531.4	$484.8
5.875% Senior Notes	$501.6	$—

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2025, we entered into amendment No. 5 to our Revolving Credit Facility. As amended, the Revolving Credit Facility is set to mature in October 2030, and, among other things: (i) contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit) and (ii) allows the Company to request an increase of the revolving commitments by up to an amount equal to $200.0 million plus an additional amount for a first-in last-out tranche, subject to certain conditions and the agreement of one or more lenders to provide such increased commitment. The amount we can borrow under the Revolving Credit Facility is determined by the value of our eligible accounts receivable and inventory and certain other assets, which serve as collateral for the Revolving Credit Facility. Borrowings under the amended Revolving Credit Facility bear interest at a rate equal to either a base rate or the SOFR, plus, in each case, a specified variable percentage between 125 - 150 basis points for SOFR loans (or 25 - 50 basis points for base rate loans) determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility and, in certain instances, a fixed margin. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had $22.3 million of outstanding borrowings under our Revolving Credit Facility as of December 31, 2025, reflecting borrowings of $653.3 million and repayments of $631.0 million during the year ended December 31, 2025. We had no outstanding borrowings under our Revolving Credit Facility as of or during the year ended December 31, 2024.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of December 31, 2025 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	(22.3)
Less: Outstanding letters of credit under Revolving Credit Facility	(12.5)
Remaining borrowing availability	$540.2

Interest Expense and Future Maturities

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Senior Notes interest expense, including debt issuance cost amortization	$50.7	$49.6	$49.6
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	3.0	2.4	3.0
Interest expense on finance lease liabilities	0.8	0.8	0.7
Interest expense capitalized as construction in progress	(4.4)	(9.1)	(6.4)
Total interest expense	$50.1	$43.7	$46.9

The following table presents the future principal payments for our Senior Notes and Revolving Credit Facility as of December 31, 2025 (in millions of dollars):

Year ending December 31,
2026	$—
2027	—
2028	—
2029	—
2030	22.3
Thereafter	1,050.0
Total	$1,072.3

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

The following table summarizes activity relating to CARO liabilities (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$11.7	$10.9	$10.1
Liabilities added during the period	—	—	—
Liabilities settled during the period	(0.3)	(0.1)	—
Accretion expense	1.0	0.9	0.8
Ending balance	$12.4	$11.7	$10.9

The estimated fair values of CARO liabilities were based upon the application of a weighted-average credit-adjusted risk-free rate of 8.34% and 8.30% at December 31, 2025 and December 31, 2024, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate.

Environmental Contingencies. We are subject to several environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at our operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals of $17.9 million as of December 31, 2025. This accrual represents our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, available facts, existing technologies, and our assessment of the likely remediation actions to be taken.

At Trentwood, we continue to pursue remediation activities in coordination with the Washington State Department of Ecology (“Ecology”), primarily to address the historical use of oils containing polychlorinated biphenyls (“PCBs”). During 2024, we implemented a full-scale Ultraviolet Light Advanced Oxidation Process (“UV/AOP”) for PCB removal. We are currently working with Ecology, as required by the Amended Agreed Order, to finalize details of the UV/AOP and to determine future remediation steps to be taken at which time there may be revisions to our estimated liabilities for this matter.

At Newark, pursuant to a consent agreement with the Ohio Environmental Protection Agency (“OEPA”), we submitted an Alternate Arrays Document (“AAD”) to the OEPA for review in 2023. During the quarter ended September 30, 2024, we increased our accrual by $2.9 million to reflect preliminary estimates for the most likely remediation activities, as laid out in the AAD. Based on input received from the OEPA, we plan to submit a revised AAD to the OEPA in 2026. Once the revised AAD is reviewed and accepted by the OEPA, a final feasibility study will be submitted to the OEPA, which we expect to occur in 2026.

The following table presents the changes in our environmental accrual. We classify the short-term and long-term liabilities within Other accrued liabilities and Long-term liabilities, respectively, on our Consolidated Balance Sheets (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$18.4	$17.0	$17.7
Additional accruals	0.5	4.2	1.2
Less: expenditures	(1.0)	(2.8)	(1.9)
Ending balance	$17.9	$18.4	$17.0

Based on approved and proposed remediation action plans for the various facilities, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years. As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals by up to $14.1 million. Changes to our estimates may occur within the next 12 months as new information becomes available.

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

11. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Defined Benefit Plans:
Beginning balance	$19.1	$11.0	$2.8
Actuarial gain arising during the period	2.9	12.2	4.3
Less: income tax expense	(0.7)	(2.8)	(1.0)
Net actuarial gain arising during the period	2.2	9.4	3.3
Prior service (cost) credit arising during the period	—	(2.2)	2.2
Less: income tax benefit (expense)	—	0.5	(0.5)
Net prior service (cost) credit arising during the period	—	(1.7)	1.7
Amortization of net actuarial gain[1,2]	(2.4)	(2.0)	(1.1)
Amortization of prior service cost[1]	3.9	2.5	5.3
Less: income tax expense[3]	(0.3)	(0.1)	(1.0)
Net amortization reclassified from AOCI to Net income	1.2	0.4	3.2
Other comprehensive income, net of tax	3.4	8.1	8.2
Ending balance	$22.5	$19.1	$11.0

Cash Flow Hedges:
Beginning balance	$1.4	$2.1	$0.4
Unrealized gain (loss) on cash flow hedges	35.9	(0.2)	(10.7)
Less: income tax (expense) benefit	(8.4)	—	2.5
Net unrealized gain (loss) on cash flow hedges	27.5	(0.2)	(8.2)
Reclassification of unrealized (gain) loss upon settlement of cash flow hedges	(32.1)	(0.9)	12.9
Reclassification due to forecasted transactions probable of not occurring	—	0.2	—
Less: income tax benefit (expense)[3]	7.5	0.2	(3.0)
Net (gain) loss reclassified from AOCI to Net income	(24.6)	(0.5)	9.9
Other comprehensive income (loss), net of tax	2.9	(0.7)	1.7
Ending balance[4]	$4.3	$1.4	$2.1

Total AOCI ending balance	$26.8	$20.5	$13.1

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
4.
As of December 31, 2025, we estimate a net mark-to-market gain before tax of $5.2 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Restructuring

2025 Restructuring Plan. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (“2025 Restructuring Plan”). Through December 31, 2025, we have recorded a charge of $1.9 million for severance and related benefits. Substantially all of the costs associated with the restructuring efforts initiated under the 2025 Restructuring Plan were incurred and expensed as of December 31, 2025. The costs are recorded within Restructuring costs in our Statements of Consolidated Income.

The following table summarizes activity relating to the 2025 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2024	$—
Restructuring costs	1.9
Costs paid or otherwise settled[1]	(1.8)
BALANCE, December 31, 2025	$0.1
1.
Cash paid during the year ended December 31, 2025 was $1.8 million.

2024 Restructuring Plan. During the quarter ended June 30, 2024, we initiated a plan to exit our soft alloy aluminum extrusion facility located in Sherman, Texas (“2024 Restructuring Plan”), resulting in a charge of $7.5 million. This charge included a $4.6 million multiemployer pension obligation which is expected to be paid in 2027 and a $2.9 million charge for severance, related benefits, and other costs. Substantially all of the costs associated with the restructuring efforts initiated under the 2024 Restructuring Plan were incurred and expensed as of December 31, 2024. The costs are recorded within Restructuring costs in our Statements of Consolidated Income. The Sherman, Texas facility was sold in the fourth quarter of 2025.

The following table summarizes activity relating to the 2024 Restructuring Plan liabilities (in millions of dollars):

BALANCE, December 31, 2023	$—
Restructuring costs	7.5
Costs paid or otherwise settled[1]	(2.8)
BALANCE, December 31, 2024	$4.7
Restructuring costs	—
Costs paid or otherwise settled[1]	(0.1)
BALANCE, December 31, 2025	$4.6
1.
Cash paid during the years ended December 31, 2025 and December 31, 2024 was $0.1 million and $2.6 million, respectively.

13. Other Income, Net

The following table presents the components of Other income, net, (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Interest income	$0.8	$3.6	$1.7
Net periodic postretirement and postemployment benefit cost	(5.1)	(4.3)	(8.4)
Unrealized gain on equity securities	0.5	0.3	0.6
Loss on extinguishment of debt – Note 9	(2.1)	—	—
Gain on disposition of non-operating property, plant and equipment	10.3	3.8	13.8
Gain on business interruption insurance recoveries[1]	6.6	16.3	—
All other, net	0.3	(0.2)	(0.3)
Other income, net	$11.3	$19.5	$7.4

1.
Represents advances and final settlements against business interruption insurance claims. We recognize such advances in the period in which the insurance proceeds are received or become realizable. During the years ended December 31, 2025 and December 31, 2024, we received net cash proceeds of $7.0 million and 15.9 million, respectively.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Chain Financing. During the years ended December 31, 2025 and December 31, 2024, we sold trade accounts receivable totaling $1,042.6 million and $1,078.6 million, respectively, related to these supply chain financing arrangements, of which the financial institutions of our customers applied discount fees totaling $24.1 million and $24.8 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income, net. As of December 31, 2025, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

14. Income Tax Matters

The following table presents Income before income taxes by geographic area (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
Domestic	$139.7	$78.0	$74.7
Foreign	10.3	10.0	8.3
Income before income taxes	$150.0	$88.0	$83.0

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

Tax (Provision) Benefit. Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The following table presents the components of Income tax (provision) benefit (in millions of dollars):

	Federal	Foreign	State	Total
Year Ended December 31, 2025
Current	$1.4	$(2.7)	$(2.9)	$(4.2)
Deferred	(30.3)	(1.0)	(3.9)	(35.2)
Benefit applied to decrease AOCI	0.8	1.0	0.1	1.9
Income tax provision	$(28.1)	$(2.7)	$(6.7)	$(37.5)
Year Ended December 31, 2024[1]
Current	$(3.5)	$(3.1)	$(3.3)	$(9.9)
Deferred	(15.9)	0.6	0.7	(14.6)
Benefit applied to decrease AOCI	1.9	—	0.3	2.2
Income tax provision	$(17.5)	$(2.5)	$(2.3)	(22.3)
Year Ended December 31, 2023[1]
Current	$—	$(2.2)	$0.6	$(1.6)
Deferred	(16.9)	0.1	0.2	(16.6)
Benefit applied to decrease AOCI	2.5	0.1	0.4	3.0
Income tax (provision) benefit	$(14.4)	$(2.0)	$1.2	(15.2)

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to Income before income taxes (in millions of dollars):

	Year Ended December 31,
	2025		2024 As Adjusted[1]		2023 As Adjusted[1]
	Amount ($)	Percent (%)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
U.S. federal statutory income tax	$(31.5)	21.0%	$(18.4)	21.0%	$(17.3)	21.0%
State and local income (tax) benefit, net of federal (national) income tax effect[2]	(5.2)	3.5	(1.8)	2.0	1.0	(1.2)
Foreign tax effects
Canada
Income tax expense	(0.7)	0.4	(0.4)	0.5	(0.4)	0.4
Undistributed earnings	(1.8)	1.2	(0.4)	0.4	(0.3)	0.3
Nontaxable or nondeductible items
Nondeductible compensation	(2.4)	1.6	(2.2)	2.5	(1.6)	1.9
Other items	(0.7)	0.4	(0.3)	0.3	0.2	(0.2)
Tax credits
R&D credits	6.8	(4.5)	1.7	(1.9)	4.5	(5.5)
R&D ASC 740 reserve	(2.0)	1.4	(0.5)	0.6	(1.3)	1.6
Income tax provision	$(37.5)	25.0%	$(22.3)	25.4%	$(15.2)	18.3%

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
For the year ended December 31, 2025, the state that contributed the majority (greater than 50%) of the tax effect in this category was California. The reconciling items primarily relate to current state tax expense, state NOL and rate true‑ups, and valuation allowance changes. For 2024 and 2023, the states that contributed the majority (greater than 50%) of the tax effect in this category was driven by California, Indiana, and South Carolina.

The following table presents the amounts of cash income taxes paid (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Federal	$2.1	$—	$—
State
California	0.8	0.5	*
Michigan	*	0.2	*
New York	*	*	0.1
Oregon	*	0.1	0.1
Texas	*	*	0.1
All Other States	0.3	0.5	*
Foreign
Canada	2.6	1.8	0.1
Ontario	1.8	1.3	0.1
Income taxes, net of amounts refunded	$7.6	$4.4	$0.5

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

* The amount of income taxes paid during the year does not meet the 5.0 percent disaggregation threshold.

Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following table presents the components of our net deferred income tax assets and liabilities (in millions of dollars):

	As of December 31,
	2025	2024 As Adjusted[1]
Deferred income tax assets:
Loss and credit carryforwards	$47.4	$19.0
Defined benefit plans	6.6	3.1
Other assets	34.3	35.7
Lease assets	6.0	7.2
Inventories	17.5	14.5
Excess interest carryforward	—	10.8
Research & development capitalization	9.8	19.1
Valuation allowances	(1.7)	(5.6)
Total deferred income tax assets	119.9	103.8
Deferred income tax liabilities:
Property, plant and equipment	(183.9)	(133.3)
Lease liabilities	(6.0)	(7.2)
Undistributed foreign earnings	(5.2)	(3.4)
Total deferred income tax liabilities	(195.1)	(143.9)
Net deferred income tax liabilities	$(75.2)	$(40.1)

Tax Attributes. At December 31, 2025, we had $123.9 million of NOL carryforwards available to reduce future cash payments for federal income taxes in the United States. H.R.1, commonly referred to as the Tax Cut and Jobs Act and which became law in 2017, states that NOL carryforwards generated after December 31, 2017 do not expire and can be carried forward indefinitely, but are limited to 80% of the excess (if any) of taxable income. Our state NOL carryforwards expire periodically through 2045.

In addition, we had $22.1 million of federal R&D credit carryforwards to offset regular federal income tax requirements. Our R&D credit carryforwards expire periodically through 2045. We also had $4.6 million of state credit carryforwards that will expire periodically through 2050.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOL carryforwards sustained during the prior years and expiring tax benefits, we have a valuation allowance against certain deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. There was a decrease in the valuation allowance of $3.8 million in 2025 and an increase in the valuation allowance of $2.8 million in 2024.

The decrease in the valuation allowance for 2025 was primarily due to expiration of state NOL carryforwards and the related reversal of their valuation allowances, along with a decrease in valuation allowance for state credits that are now expected to be utilized before expiration. The increase in the valuation allowance for 2024 was primarily due to unutilized state NOL and credit carryforwards.

Other. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2021 and later tax years remain open for examination by the various state taxing authorities.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA made permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company evaluated all deferred tax balances under the newly enacted tax law and made all changes required for the year ended December 31, 2025.

We have evaluated the effects of the Global anti-Base Erosion rules set forth by the Organization for Economic Co-Operation and Development, referred to as “Pillar 2,” which establishes a global minimum corporate tax rate of 15 percent. We have (i) determined that Pillar 2 legislation has been enacted in one or more of the jurisdictions in which the Company operates and the Company is within the scope of such legislation, (ii) assessed such enacted legislation and, as applicable, the Transitional Safe Harbor provisions for Pillar 2 that apply, and (iii) determined the impact will be immaterial to our financial results. We intend to file a Qualified Country-by-Country Report for the current year for each jurisdiction in which we intend to rely on the Transitional Country-by-Country Reporting Safe Harbor provisions.

We have gross unrecognized benefits relating to uncertain tax positions. The following table presents a reconciliation of changes in the gross unrecognized tax benefits (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
Gross unrecognized tax benefits at beginning of period	$6.9	$6.5	$5.0
Gross increases for tax positions of current year	2.0	0.5	1.3
Gross increases for tax positions of prior years	0.2	—	0.2
Gross decreases for tax positions of prior years	—	(0.1)	—
Settlements	(1.7)	—	—
Gross unrecognized tax benefits at end of period	$7.4	$6.9	$6.5

If and when the $7.4 million of gross unrecognized tax benefits at December 31, 2025 are recognized, $7.4 million will be reflected in our income tax provision and thus affect the effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits within the income tax provision. Accrued interest and penalties, if any, are included in Long-term liabilities on our Consolidated Balance Sheets. At December 31, 2025, we had no accrued interest or penalties related to unrecognized tax benefits. At December 31, 2024, we had $0.1 million accrued for interest and penalties.

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Income Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the years ended December 31, 2025, 2024, and 2023.

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
Numerator:
Net income	112.5	65.7	67.8
Less: earnings attributable to participating securities[2]	—	—	(0.1)
Net income available to common shareholders	112.5	65.7	67.7
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,169	16,069	15,991
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[3]	453	250	140
Diluted	16,622	16,319	16,131

Net income per common share, Basic	$6.96	$4.08	$4.25
Net income per common share, Diluted	$6.77	$4.02	$4.21

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
Represents distributed and undistributed earnings allocated to non-vested RSAs that contain non-forfeitable rights to dividends.
3.
Quantities in the following discussion are denoted in whole shares. For the years ended December 31, 2025, 2024, and 2023, approximately 200, 1,100, and 35,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti-dilutive.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
	(in millions of dollars)
Interest paid	$50.1	$40.5	$43.8
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$12.5	$19.6	$19.3

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1.9	$2.6	$3.2
Cash paid for amounts included in the measurement of operating lease liabilities	$6.8	$8.2	$9.3
Finance lease liabilities arising from obtaining finance lease assets	$1.8	$2.9	$10.0

	As of December 31,
	2025	2024	2023
	(in millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7.0	$18.4	$82.4
Restricted cash included in Other assets	19.9	19.5	18.3
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$26.9	$37.9	$100.7

17. Business, Product and Geographical Area Information and Concentration of Risk

Our primary line of business is the production of semi-fabricated specialty aluminum mill products, such as plate and sheet, bare and coated coils, and extruded and drawn products, primarily used in our Aero/HS Products, Packaging, GE Products, and Automotive Extrusions end markets. We operate production facilities in the United States and Canada. Our Chairman, President and Chief Executive Officer is the chief operating decision maker (“CODM”) who evaluates our business as a single operating segment and makes decisions regarding resource allocations based on Net income. The CODM uses Net income to measure segment profitability in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the significant segment expenses that are provided to the CODM (in millions of dollars):

	Year Ended December 31,
	2025	2024 As Adjusted[1]	2023 As Adjusted[1]
Net sales	$3,373.0	$3,024.0	$3,087.0

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[2]	1,919.8	1,567.8	1,621.1
Manufacturing costs[3]	694.5	784.2	784.1
Plant overhead[4]	181.5	178.5	172.9
Freight costs	84.1	91.6	103.3
Other cost of products sold[5]	50.7	44.5	46.8
Depreciation and amortization	122.5	116.4	108.6
Selling, general, administrative, research and development
Research and development costs	1.4	2.2	2.9
Employee costs[6]	92.4	83.3	80.0
Other selling, general and administrative costs[7]	35.4	35.3	39.8
Restructuring costs	1.9	7.6	5.0
Other operating charges, net	—	0.4	—
Interest expense	50.1	43.7	46.9
Other income, net – Note 13	(11.3)	(19.5)	(7.4)
Income tax provision	37.5	22.3	15.2
Net income	$112.5	$65.7	$67.8

1.
Adjusted to reflect the retrospective change in inventory valuation methodology from LIFO to WAC. See Note 18 for further discussion.
2.
Hedged cost of alloyed metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric also includes metal price exposure on shipments that we hedged with realized gains (losses) upon settlement of $27.0 million, ($0.2) million, and ($21.4) million in 2025, 2024, and 2023, respectively.
3.
Manufacturing costs primarily includes labor, utilities, supplies, metal valuation impacts, metal profits, and other materials, excluding alloys, incurred at our various production facilities.
4.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
5.
Other cost of products sold primarily includes accretion expense related to CAROs, gains and losses on operating asset disposals, and major maintenance costs.
6.
Employee costs include indirect labor salaries, benefits, and incentive compensation.
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

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Net sales:
Aero/HS Products	$837.8	$883.0	$899.3
Packaging	1,489.6	1,260.9	1,315.2
GE Products	759.2	618.1	596.5
Automotive Extrusions	286.4	251.9	254.9
Other Products[1]	—	10.1	21.1
Total net sales	$3,373.0	$3,024.0	$3,087.0

Timing of revenue recognition:
Products transferred at a point in time	$2,616.9	$2,326.5	$2,394.8
Products transferred over time	756.1	697.5	692.2
Total net sales	$3,373.0	$3,024.0	$3,087.0
1.
Beginning January 1, 2025, Other Products is combined with GE Products.

The following table presents geographic information for net sales based on country of origin and Property, plant and equipment, net (in millions of dollars):

	Year Ended December 31,
	2025	2024	2023
Net sales to unaffiliated customers:
Domestic	$3,252.1	$2,920.0	$2,986.0
Foreign[1]	120.9	104.0	101.0
Total net sales	$3,373.0	$3,024.0	$3,087.0

	As of December 31,
	2025	2024	2023
Property, plant and equipment, net:
Domestic	$1,118.4	$1,134.5	$1,025.3
Foreign[1]	26.8	26.7	26.8
Total Property, plant and equipment, net	$1,145.2	$1,161.2	$1,052.1

1.
Foreign reflects our London, Ontario production facility.

The aggregate foreign currency transaction gain (loss) included in determining Net income was $0.1 million and ($0.3) million for 2025 and 2024, respectively. The aggregate foreign currency transaction gain included in determining Net income was immaterial for 2023.

Concentrations. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, one customer represented 16%, 16%, and 18%, respectively, of Net sales, and a second customer represented 15%, 15%, and 16%, respectively, of Net sales.

One customer accounted for 21% and a second customer accounted for 15% of the accounts receivable balance at December 31, 2025. One customer accounted for 17%, a second customer accounted for 17%, and a third customer accounted for 15% of the accounts receivable balance at December 31, 2024.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about export sales and primary aluminum supply from our major suppliers:

	Year Ended December 31,
	2025	2024	2023
Percentage of Net sales:
Export sales	7%	10%	10%

Percentage of total annual primary aluminum supply (lbs):
Supply from our top five major suppliers	82%	80%	83%
Supply from our largest supplier	24%	21%	37%
Supply from our second and third largest suppliers combined	36%	38%	28%

At December 31, 2025, approximately 65% of our employees were covered by collective bargaining agreements and 26% of those employees were covered by collective bargaining agreements with expiration dates occurring within one year from December 31, 2025.

18. Change in Accounting Principle

Effective January 1, 2025, we changed our inventory valuation methodology for finished products, work-in-process, and raw material inventories from LIFO to WAC. All prior periods presented have been adjusted to apply the new method retrospectively.

Certain financial statement line items in our Statements of Consolidated Income and our Statements of Consolidated Cash Flows for the years ended December 31, 2024 and December 31, 2023, and our Consolidated Balance Sheets and Consolidated Stockholders’ Equity as of December 31, 2024 and December 31, 2023, were retrospectively adjusted as follows (in millions of dollars, except per share amounts):

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Effect of WAC Change	As Adjusted
Statements of Consolidated Income (Loss) for the year ended December 31, 2024
Cost of products sold, excluding depreciation and amortization	$2,691.1	$(24.5)	$2,666.6
Operating income	87.7	24.5	112.2
Income tax provision	(16.7)	(5.6)	(22.3)
Net income	46.8	18.9	65.7

Net income per common share:
Basic	$2.91	$1.17	$4.08
Diluted	$2.87	$1.15	$4.02

Statements of Consolidated Income (Loss) for the year ended December 31, 2023
Cost of products sold, excluding depreciation and amortization	$2,754.9	$(26.7)	$2,728.2
Operating income	95.8	26.7	122.5
Income tax provision	(9.1)	(6.1)	(15.2)
Net income	47.2	20.6	67.8

Net income per common share:
Basic	$2.95	$1.30	$4.25
Diluted	$2.92	$1.29	$4.21

Statements of Consolidated Cash Flows for the year ended December 31, 2024
Net income	$46.8	$18.9	$65.7
Deferred income taxes	6.8	5.8	12.6
LIFO valuation inventory expense	3.5	(3.5)	—
Trade and other receivables	(4.4)	(0.1)	(4.5)
Inventories	(29.4)	(21.0)	(50.4)
Accrued liabilities	10.0	(0.1)	9.9
Net cash provided by operating activities	167.1	—	167.1

Statements of Consolidated Cash Flows for the year ended December 31, 2023
Net income	$47.2	$20.6	$67.8
Deferred income taxes	7.5	6.1	13.6
LIFO valuation inventory expense	1.0	(1.0)	—
Inventories	47.2	(25.7)	21.5
Net cash provided by operating activities	211.9	—	211.9

Consolidated Balance Sheet as of December 31, 2024
Receivables, other	$22.0	$0.2	$22.2
Inventories	503.9	98.0	601.9
Deferred tax assets, net	7.2	(3.2)	4.0
Other accrued liabilities	79.4	(0.1)	79.3
Deferred tax liabilities	24.1	20.0	44.1
Retained earnings	6.2	75.1	81.3

Consolidated Balance Sheet as of December 31, 2023
Receivables, other	$12.4	$0.1	$12.5
Inventories	477.2	73.5	550.7
Deferred tax assets, net	6.0	(2.6)	3.4
Deferred tax liabilities	13.9	14.8	28.7
Retained earnings	10.1	56.2	66.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table compares the amounts that would have been reported under LIFO with amounts reported under WAC in the Consolidated Financial Statements for the year ended December 31, 2025 (in millions of dollars, except per share amounts):

	As Computed (using LIFO)	Effect of Change	As Reported (using WAC)
Statements of Consolidated Income (Loss) for the year ended December 31, 2025
Cost of products sold, excluding depreciation and amortization	$3,114.6	$(184.0)	$2,930.6
Operating income	4.8	184.0	188.8
Income tax benefit (provision)	4.9	(42.4)	(37.5)
Net (loss) income	(29.1)	141.6	112.5

Net (loss) income per common share:
Basic	$(1.80)	$8.76	$6.96
Diluted	$(1.80)	$8.57	$6.77

Statements of Consolidated Cash Flows for the year ended December 31, 2025
Net (loss) income	$(29.1)	$141.6	$112.5
Deferred income taxes	(7.0)	40.1	33.1
Trade and other receivables	(84.2)	2.3	(81.9)
Inventories	58.7	(184.0)	(125.3)
Net cash provided by operating activities	111.4	—	111.4

Consolidated Balance Sheet as of December 31, 2025
Receivables, other	$30.2	$(2.1)	$28.1
Inventories	443.2	282.0	725.2
Deferred tax assets, net	5.3	(5.1)	0.2
Other accrued liabilities	91.4	(0.1)	91.3
Deferred tax liabilities	17.2	58.2	75.4
Retained (deficit) earnings	(74.2)	216.7	142.5

19. Subsequent Events

Dividend Declaration. On January 13, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we paid approximately $12.8 million (including dividend equivalents) on February 13, 2026 to stockholders of record and the holders of certain restricted stock units at the close of business on January 23, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that the information to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as established in 2013. Based on management’s assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2025 included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements. During the fourth quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” and “Corporate Governance” in our proxy statement for the 2026 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our proxy statement for the 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2026 annual meeting of stockholders.

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

3. Exhibits Index

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company		8-A	000-52105	3.1	July 6, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated July 2, 2008		10-Q	000-52105	3.2	August 7, 2008

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 2, 2015		8-K	000-52105	3.1	June 8, 2015

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 26, 2016		8-K	001-09447	3.1	May 26, 2016

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Kaiser Aluminum Corporation, as filed with the Secretary of State of the State of Delaware on April 7, 2016		8-K	000-52105	3.1	April 8, 2016

3.6	Amended and Restated Bylaws of the Company		8-K	001-09447	3.1	June 22, 2020

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	001-09447	4.3	February 25, 2020

4.2	Indenture, dated May 20, 2021, among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee		8-K	001-09447	4.1	May 20, 2021

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
4.3	Form of 4.50% Senior Note due 2031 (included in Exhibit 4.1)		8-K	001-09447	4.2	May 20, 2021

4.4	Indenture, dated November 5, 2025, among Kaiser Aluminum Corporation, each of the guarantors named therein and Computershare Trust Company, N.A., as Trustee		8-K	001-09447	4.1	November 5, 2025

4.5	Form of 5.875% Senior Note due 2034 (included in Exhibit 4.1)		8-K	001-09447	4.2	November 5, 2025

10.1	Credit Agreement, dated as of October 30, 2019, among Kaiser Aluminum Corporation, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminum Washington, LLC, the lenders that are parties thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners, and Bank of America, N.A. as Syndication Agent		8-K	001-09447	10.1	November 4, 2019

10.2	Omnibus Amendment No. 1 to Credit Agreement and Loan Documents, dated as of March 31, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.2	February 24, 2023

10.3	Amendment No. 2 to Credit Agreement and Loan Documents, dated as of December 3, 2021, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-K	001-09447	10.3	February 24, 2023

10.4	Amendment No. 3 to Credit Agreement and Loan Documents, dated as of April 7, 2022, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		8-K	001-09447	10.1	April 12, 2022

10.5	Amendment No. 4 to Credit Agreement and Loan Documents, dated as of September 25, 2024, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto.		10-Q	001-09447	10.1	October 24, 2024

10.6	Amendment No. 5 to Credit Agreement and Loan Documents, dated as of October 14, 2025, by and among the Company and certain affiliates of the Company, as borrowers, Wells Fargo Bank, National Association, as agent for the lenders, and the lenders party thereto		8-K	001-09447	10.1	October 16, 2025

10.7	Description of Compensation of Directors		10-Q	001-09447	10.2	July 26, 2024

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
*10.8	Offer Letter dated June 22, 2020, between the Company and Keith A. Harvey		8-K	001-09447	10.1	June 22, 2020

*10.9	Amended and Restated Severance Agreement dated July 31, 2020 between the Company and Keith A. Harvey		8-K	001-09447	10.1	July 31, 2020

*10.10	Form of Director Indemnification Agreement		8-K	001-09447	10.8	July 6, 2006

*10.11	Form of Officer Indemnification Agreement		8-K	001-09447	10.9	July 6, 2006

*10.12	Form of Director and Officer Indemnification Agreement		8-K	001-09447	10.10	July 6, 2006

*10.13	Kaiser Aluminum Fabricated Products Restoration Plan		8-K	001-09447	10.14	July 6, 2006

*10.14	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan		8-K	000-52105	10.4	December 31, 2008

*10.15	Form of Non-Employee Director Restricted Stock Award Agreement		10-K	001-09447	10.14	February 20, 2025

*10.16	Form of Executive Officer Restricted Stock Units Award Agreement		8-K	001-09447	10.2	March 10, 2020

*10.17	Kaiser Aluminum Corporation Key Employee Severance Benefit Plan		8-K	001-09447	10.1	December 5, 2024

*10.18	2025 Short-Term Incentive Plan for Key Managers		10-Q	001-09447	10.1	April 24, 2025

*10.19	2023-2025 Long-Term Incentive Plan for Key Managers Summary		10-Q	001-09447	10.2	April 28, 2023

*10.20	2023 Form of Executive Officer Performance Shares Award Agreement		10-Q	001-09447	10.3	April 28, 2023

*10.21	2024-2026 Long-Term Incentive Plan Performance Shares		10-Q	001-09447	10.2	April 25, 2024

*10.22	2024 Form of Executive Officer Performance Shares Award Agreement		10-Q	001-09447	10.3	April 25, 2024

*10.23	2025-2027 Long-Term Incentive Plan Performance Shares		10-Q	001-09447	10.2	April 24, 2025

*10.24	2025 Form of Executive Officer Restricted Stock Unit Award Agreement		10-Q	001-09447	10.3	April 24, 2025

*10.25	2025 Form of Executive Officer Performance Shares Award Agreement		10-Q	001-09447	10.4	April 24, 2025

10.26	Ground Lease Agreement dated as of March 31, 2021 by and between Kaiser Aluminum Warrick, LLC and Warrick Real Estate LLC, solely as to Sections 2.2, 17 and 33.2, Alcoa Power Generating Inc. and Warrick Newco LLC		8-K	001-09447	10.1	April 1, 2021

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date
*10.27	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (Amended and Restated Effective June 11, 2024)		8-K	001-09447	10.1	June 11, 2024

*10.28	Amended and Restated Director Designation Agreement dated April 23, 2025		10-Q	001-09447	10.5	April 24, 2025

*10.29	Transition Letter between the Company and Blain A. Tiffany		8-K	001-09447	10.1	January 7, 2026

18.1	Preferability Letter from Independent Registered Public Accounting Firm, dated April 24, 2025		10-Q	001-09447	18.1	April 24, 2025

19.1	Kaiser Aluminum Corporation Securities Trading Policy		10-K	001-09447	19.1	February 23, 2024

21.1	Significant Subsidiaries of Kaiser Aluminum Corporation	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*97.1	Kaiser Aluminum Corporation Compensation Clawback Policy Effective October 2, 2023		10-K	001-09447	97.1	February 23, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Harvey	Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date: February 19, 2026
Keith A. Harvey

/s/ Neal E. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 19, 2026
Neal E. West

/s/ Vijai Narayan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 19, 2026
Vijai Narayan

/s/ Michael C. Arnold	Director	Date: February 19, 2026
Michael C. Arnold

Director
David A. Foster

/s/ Kimberly T. Glas	Director	Date: February 19, 2026
Kimberly T. Glas

Director
Richard P. Grimley

Director
James D. Hoffman

/s/ Lauralee E. Martin	Director	Date: February 19, 2026
Lauralee E. Martin

/s/ Glenda J. Minor	Director	Date: February 19, 2026
Glenda J. Minor

Director
Donald J. Stebbins

/s/ Brett E. Wilcox	Director	Date: February 19, 2026
Brett E. Wilcox