Form 10-Q
period 2026-03-31
KAISER ALUMINUM CORP
filed 2026-04-23
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 20, 2026, there were 16,340,606 shares of common stock of the registrant outstanding.

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
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2019, 2021, and 2025 at the following interest rates and aggregate principal amounts, respectively:
(i) 4.625% and $500.0 million (issued in 2019; redeemed in full on November 6, 2025);
(ii) 4.50% and $550.0 million (issued in 2021 and maturing in 2031); and
(iii) 5.875% and $500.0 million (issued in 2025 and maturing in 2034)

SOFR	Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2026	As of December 31, 2025
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30.0	$7.0
Receivables, net	528.6	423.3
Contract assets	75.9	63.4
Inventories	799.0	725.2
Prepaid expenses and other current assets	53.9	42.6
Total current assets	1,487.4	1,261.5
Property, plant and equipment, net	1,139.5	1,145.2
Operating lease assets	24.6	22.4
Deferred tax assets, net	—	0.2
Intangible assets, net	39.9	41.0
Goodwill	18.8	18.8
Other assets	79.7	75.7
Total assets	$2,789.9	$2,564.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494.1	$274.6
Accrued salaries, wages and related expenses	51.5	61.3
Other accrued liabilities	56.3	91.3
Total current liabilities	601.9	427.2
Long-term portion of operating lease liabilities	22.5	21.7
Pension and OPEB	72.9	73.4
Deferred tax liabilities	93.5	75.4
Long-term liabilities	84.0	81.4
Long-term debt, net	1,037.8	1,059.6
Total liabilities	1,912.6	1,738.7
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2026 and December 31, 2025; no shares were issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2026 and December 31, 2025; 23,175,410 shares issued and 16,340,124 shares outstanding at March 31, 2026; 23,045,729 shares issued and 16,210,443 shares outstanding at December 31, 2025	0.2	0.2
Additional paid in capital	1,129.6	1,132.5
Retained earnings	191.4	142.5
Treasury stock, at cost, 6,835,286 shares at both March 31, 2026 and December 31, 2025	(475.9)	(475.9)
AOCI	32.0	26.8
Total stockholders’ equity	877.3	826.1
Total liabilities and stockholders' equity	$2,789.9	$2,564.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended March 31,
	2026	2025
	(In millions of dollars, except share and per share amounts)
Net sales	$1,106.8	$777.4
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	943.2	673.4
Depreciation and amortization	30.4	30.0
Selling, general, administrative, research and development	35.4	30.8
Restructuring costs	—	1.8
Total costs and expenses	1,009.0	736.0
Operating income	97.8	41.4
Other expense:
Interest expense	(14.4)	(11.2)
Other expense, net – Note 8	(1.0)	(1.4)
Income before income taxes	82.4	28.8
Income tax provision	(19.9)	(7.2)
Net income	$62.5	$21.6

Net income per common share:
Basic	$3.85	$1.34
Diluted	$3.71	$1.31
Weighted-average number of common shares outstanding (in thousands):
Basic	16,248	16,116
Diluted	16,844	16,399

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended March 31,
	2026	2025
	(In millions of dollars)
Net income	$62.5	$21.6
Other comprehensive income, net of tax – Note 7:
Defined benefit plans	0.2	0.1
Cash flow hedges	5.0	2.5
Other comprehensive income, net of tax	5.2	2.6
Comprehensive income	$67.7	$24.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Quarter Ended March 31, 2026

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2025	16,210,443	$0.2	$1,132.5	$142.5	$(475.9)	$26.8	$826.1
Net income	—	—	—	62.5	—	—	62.5
Other comprehensive income, net of tax	—	—	—	—	—	5.2	5.2
Common shares issued (including impacts from Long-Term Incentive programs)	199,737	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(70,056)	—	(8.8)	—	—	—	(8.8)
Cash dividends declared[2]	—	—	—	(13.6)	—	—	(13.6)
Amortization of unearned equity compensation	—	—	5.9	—	—	—	5.9
BALANCE, March 31, 2026	16,340,124	$0.2	$1,129.6	$191.4	$(475.9)	$32.0	$877.3

1.
At March 31, 2026, 374,182 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2026.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Quarter Ended March 31, 2025

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2024	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income, net of tax	—	—	—	—	—	2.6	2.6
Common shares issued (including impacts from Long-Term Incentive programs)	84,115	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(25,637)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[1]	—	—	—	(12.9)	—	—	(12.9)
Amortization of unearned equity compensation	—	—	4.2	—	—	—	4.2
BALANCE, March 31, 2025	16,154,376	$0.2	$1,119.4	$90.0	$(475.9)	$23.1	$756.8

1.
Dividends declared per common share were $0.77 for the quarter ended March 31, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2026	2025
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$62.5	$21.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	29.3	28.9
Amortization of definite-lived intangible assets	1.1	1.1
Amortization of debt issuance costs	0.7	0.5
Deferred income taxes	16.8	6.4
Non-cash equity compensation	5.9	4.2
Loss on disposition of property, plant and equipment	0.3	—
Non-cash postretirement and postemployment defined benefit plan cost	2.1	2.3
Changes in operating assets and liabilities:
Receivables	(105.3)	(48.0)
Contract assets	(12.5)	5.5
Inventories	(73.8)	29.5
Prepaid expenses and other current assets	(1.6)	0.2
Accounts payable	217.6	20.3
Accrued liabilities	(46.2)	(14.3)
Annual variable cash contributions to Salaried VEBA	(2.9)	(0.7)
Long-term assets and liabilities, net	(6.1)	(0.5)
Net cash provided by operating activities	87.9	57.0
Cash flows from investing activities[1]:
Capital expenditures	(19.4)	(38.2)
Net cash used in investing activities	(19.4)	(38.2)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	71.5	42.5
Repayment of borrowings under the Revolving Credit Facility	(93.8)	(42.5)
Repayment of finance lease	(0.7)	(0.7)
Cancellation of shares to cover tax withholdings upon common shares issued	(8.8)	(1.8)
Cash dividends and dividend equivalents paid	(13.6)	(12.9)
Net cash used in financing activities	(45.4)	(15.4)
Net increase in cash, cash equivalents and restricted cash during the period	23.1	3.4
Cash, cash equivalents and restricted cash at beginning of period	26.9	37.9
Cash, cash equivalents and restricted cash at end of period	$50.0	$41.3

1.
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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1. Basis of Presentation and Recent Accounting Pronouncements

This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Unless the context otherwise requires, references in these notes to interim consolidated financial statements - unaudited to “Kaiser,” “we,” “us,” “our,” “the Company” and “our Company” refer collectively to Kaiser Aluminum Corporation and its subsidiaries.

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2026 fiscal year. The financial information as of December 31, 2025 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Adoption of New Accounting Pronouncements

Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages so that the guidance is neutral to different software development methods. We early adopted ASU 2025-06 as of January 1, 2026 using the prospective transition approach. The adoption of ASU 2025-06 did not have a material impact on our consolidated financial statements.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of March 31, 2026	As of December 31, 2025
	(In millions of dollars)
Receivables, Net
Accounts receivable	$529.2	$423.9
Allowance for doubtful receivables	(0.6)	(0.6)
Receivables, net	$528.6	$423.3

Inventories
Finished products	$134.0	$156.1
Work-in-process	316.6	316.7
Raw materials	332.1	236.2
Operating supplies	16.3	16.2
Inventories	$799.0	$725.2

Property, Plant and Equipment, Net
Land and improvements	$44.1	$38.2
Buildings and leasehold improvements	303.4	302.6
Machinery and equipment	1,594.3	1,586.7
Construction in progress	74.8	66.7
Property, plant and equipment, gross	2,016.6	1,994.2
Accumulated depreciation and amortization	(877.2)	(849.1)
Land held for sale	0.1	0.1
Property, plant and equipment, net	$1,139.5	$1,145.2

Other Assets
Restricted cash – Note 11	$20.0	$19.9
Long-term replacement parts	32.3	28.5
Net assets of Salaried VEBA	9.9	9.7
Other	17.5	17.6
Other assets	$79.7	$75.7
.
Other Accrued Liabilities
Uncleared cash disbursements	$1.2	$45.8
Accrued income taxes and other taxes payable	15.0	7.8
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	10.8	6.9
Current operating lease liabilities	5.9	4.8
Current finance lease liabilities	3.4	2.3
Current deferred compensation plan liabilities – Note 3	1.0	1.2
Other – Note 4	19.0	19.6
Other accrued liabilities	$56.3	$91.3

Long-Term Liabilities
Workers' compensation accrual	$25.5	$26.0
Long-term environmental accrual – Note 6	17.3	17.4
Other long-term liabilities	41.2	38.0
Long-term liabilities	$84.0	$81.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets. Such assets, representing diversified investment funds in registered investment companies, are classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. These assets are accounted for as equity investments, with changes in fair value recorded within Other expense, net (see Note 8). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of March 31, 2026, we had a liability of $11.8 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2026 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Defined contribution plans[1]	$6.0	$6.0
Deferred compensation plan[2]	0.1	0.2
Multiemployer pension plans[1]	1.5	1.5
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[3]	2.1	2.3
Total	$9.7	$10.0

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) in our Statements of Consolidated Income.
2.
Deferred compensation plan expense is included within SG&A and R&D in our Statements of Consolidated Income.
3.
The current service cost component of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan is included within COGS in our Statements of Consolidated Income for all periods presented. All other components are included within Other expense, net, in our Statements of Consolidated Income.

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following tables present the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans (in millions of dollars):

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2026	2025	2026	2025	2026	2025
Service cost	$0.8	$0.9	$0.2	$0.2	$—	$—
Interest cost	0.5	0.4	0.9	0.9	0.5	0.5
Expected return on plan assets	(0.5)	(0.4)	—	—	(0.6)	(0.5)
Amortization of prior service cost[1]	0.2	0.2	—	—	0.7	0.7
Amortization of net actuarial gain	—	—	(0.3)	(0.5)	(0.3)	(0.1)
Total net periodic postretirement and postemployment benefit cost	$1.0	$1.1	$0.8	$0.6	$0.3	$0.6

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

We are exposed to counterparty credit risk on all of our derivative instruments. Our counterparties are major investment-grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds, which may adjust up or down based on changes in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $1.6 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted by our customers at both March 31, 2026 and December 31, 2025.

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

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other expense, net, respectively. As of March 31, 2026 and December 31, 2025, we had no outstanding non-designated derivative hedge positions.

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at March 31, 2026:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	April 2026 through July 2027	72.5
Fixed price sale contracts for LME	April 2026 through April 2027	10.1
Fixed price purchase contracts for MWTP	April 2026 through July 2027	72.6
Fixed price sale contracts for MWTP	April 2026 through April 2027	10.2

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	April 2026 through December 2027	6.2

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	April 2026 through December 2028	3,450,000

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	April 2026 through December 2027	316,228

Euro	Maturity Period	Notional Amount of Contracts (in millions of Euros)
Fixed price forward purchase contracts	April 2026 through July 2027	€0.6

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$943.2	$673.4

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(8.5)	$(5.2)
Alloying Metals	(0.5)	(0.4)
Natural gas	(0.3)	—
Foreign exchange contracts	—	0.1
Total gain recognized in our Statements of Consolidated Income related to cash flow hedges	$(9.3)	$(5.5)

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

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments (in millions of dollars):

	As of March 31, 2026			As of December 31, 2025
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$8.7	$(0.1)	$8.6	$2.6	$—	$2.6
Fixed price sale contracts for LME	—	(0.8)	(0.8)	—	(0.8)	(0.8)
Fixed price purchase contracts for MWTP	7.0	—	7.0	3.8	(0.1)	3.7
Fixed price sale contracts for MWTP	—	(0.5)	(0.5)	—	(1.6)	(1.6)
Alloying Metals – Fixed price purchase contracts	1.9	—	1.9	2.4	—	2.4
Natural gas – Fixed price purchase contracts	0.7	(2.3)	(1.6)	0.7	(1.3)	(0.6)
Electricity – Fixed price purchase contracts	1.0	(3.4)	(2.4)	—	—	—
Foreign currency – Fixed price forward contracts	—	—	—	0.1	—	0.1
Total	$19.3	$(7.1)	$12.2	$9.6	$(3.8)	$5.8

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets (in millions of dollars):

	As of March 31, 2026	As of December 31, 2025
Derivative assets:
Prepaid expenses and other current assets	$18.0	$8.3
Other assets	1.3	1.3
Total derivative assets	$19.3	$9.6
Derivative liabilities:
Other accrued liabilities	$(5.0)	$(3.1)
Long-term liabilities	(2.1)	(0.7)
Total derivative liabilities	$(7.1)	$(3.8)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our financial assets and liabilities (accounts receivable, contract assets, current assets, accounts payable, and accrued liabilities) approximate their respective fair values due to their short maturities and nominal credit risk.

5. Debt and Credit Facility

Senior Notes

At March 31, 2026 and December 31, 2025, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.50% and $550.0 million (“4.50% Senior Notes”) and (ii) 5.875% and $500.0 million (“5.875% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding (in millions of dollars)
	Issuance Date	Maturity	Effective Interest Rate	As of March 31, 2026	As of December 31, 2025
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
5.875% Senior Notes	November 2025	March 2034	6.1%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(12.2)	(12.7)
Total carrying amount				$1,037.8	$1,037.3

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities (in millions of dollars):

	As of March 31, 2026	As of December 31, 2025
4.50% Senior Notes	$519.6	$531.4
5.875% Senior Notes	$490.9	$501.6

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

As amended in October 2025, the Revolving Credit Facility is set to mature in October 2030 and contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit). The facility includes an accordion feature that allows for an increase in total revolving commitments of up to $200.0 million, plus an additional amount for a first-in last-out tranche, subject to lender approval and other customary conditions. The amount we can borrow under the Revolving Credit Facility is determined by the value of our eligible accounts receivable and inventory and certain other assets, which serve as collateral for the Revolving Credit Facility. Borrowings under the amended Revolving Credit Facility bear interest at a rate equal to either a base rate or the SOFR, plus, in each case, a specified variable percentage between 125 - 150 basis points for SOFR loans (or 25 - 50 basis points for base rate loans) determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility and, in certain instances, a fixed margin. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2026 and $22.3 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2025.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of March 31, 2026 (in millions of dollars):

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(8.7)
Remaining borrowing availability	$566.3

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Senior Notes interest expense, including debt issuance cost amortization	$14.0	$12.4
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.6	0.6
Interest expense on finance lease liabilities	0.2	0.2
Interest expense capitalized as construction in progress	(0.4)	(2.0)
Total interest expense	$14.4	$11.2

6. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 4 and Note 5).

Environmental Contingencies. We are subject to several environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at our operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals of $17.7 million as of March 31, 2026. This accrual represents our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, available facts, existing technologies, and our assessment of the likely remediation actions to be taken.

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

7. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Defined Benefit Plans:
Beginning balance	$22.5	$19.1
Actuarial loss arising during the period	—	(0.1)
Amortization of net actuarial gain[1]	(0.6)	(0.6)
Amortization of prior service cost[1]	0.9	0.9
Less: income tax expense[2]	(0.1)	(0.1)
Other comprehensive income, net of tax	0.2	0.1
Ending balance	$22.7	$19.2

Cash Flow Hedges:
Beginning balance	$4.3	$1.4
Unrealized gain on cash flow hedges	15.8	8.7
Less: income tax expense	(3.7)	(2.0)
Net unrealized gain on cash flow hedges	12.1	6.7
Reclassification of unrealized gain upon settlement of cash flow hedges	(9.3)	(5.5)
Less: income tax benefit[2]	2.2	1.3
Net gain reclassified from AOCI to Net income	(7.1)	(4.2)
Other comprehensive income, net of tax	5.0	2.5
Ending balance[3]	$9.3	$3.9

Total AOCI ending balance	$32.0	$23.1

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of March 31, 2026, we estimate a net mark-to-market gain before tax of $13.0 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8. Other Expense, Net

The following table presents the components of Other expense, net (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Interest income	$0.2	$0.2
Net periodic postretirement and postemployment benefit cost	(1.0)	(1.2)
Unrealized loss on equity securities	(0.2)	(0.1)
All other, net	—	(0.3)
Other expense, net	$(1.0)	$(1.4)

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter March 31, 2026 and March 31, 2025, we sold trade accounts receivable totaling $295.2 million and $270.0 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.5 million and $5.6 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other expense, net. As of March 31, 2026, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

9. Income Tax Matters

The following table presents the income tax provision by region (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Domestic	$(19.3)	$(6.6)
Foreign	(0.6)	(0.6)
Total	$(19.9)	$(7.2)

The income tax provision for the quarters ended March 31, 2026 and March 31, 2025 was $19.9 million and $7.2 million, respectively, reflecting an effective tax rate of 24% and 25%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarters ended March 31, 2026 and 2025.

Our gross unrecognized benefits relating to uncertain tax positions were $7.7 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively. If recognized, these amounts would be reflected in our income tax provision and affect our effective tax rate.

10. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters ended March 31, 2026 and 2025.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended March 31,
	2026	2025
Numerator:
Net income available to common shareholders[1]	$62.5	$21.6
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,248	16,116
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	596	283
Diluted	16,844	16,399

Net income per common share, Basic:	$3.85	$1.34
Net income per common share, Diluted:	$3.71	$1.31

1.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarters ended March 31, 2026 and 2025, approximately 500 and 4,000 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Quarter Ended March 31,
	2026	2025
	(In millions of dollars)
Interest paid	$9.6	$10.0
Non-cash investing and financing activities (included in Accounts payable):
Unpaid purchases of property and equipment	$14.4	$22.1

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.1	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1.7	$1.9
Finance lease liabilities arising from obtaining finance lease assets	$2.6	$0.3

	As of March 31,
	2026	2025
	(In millions of dollars)
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30.0	$21.3
Restricted cash included in Other assets[1]	20.0	20.0
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$50.0	$41.3

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

The following table presents the significant segment expenses that are provided to the CODM (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Net sales	$1,106.8	$777.4

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[1]	702.4	414.2
Manufacturing costs[2]	162.2	181.9
Plant overhead[3]	47.3	46.1
Freight costs	22.3	20.7
Other cost of products sold[4]	9.0	10.5
Depreciation and amortization	30.4	30.0
Selling, general, administrative, research and development
Research and development costs	0.6	0.3
Employee costs[5]	26.7	22.5
Other selling, general and administrative costs[6]	8.1	8.0
Restructuring costs	—	1.8
Interest expense	14.4	11.2
Other expense, net – Note 8	1.0	1.4
Income tax provision	19.9	7.2
Net income	$62.5	$21.6

1.
Hedged cost of alloyed metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric also includes metal price exposure on shipments that we hedged with realized gains upon settlement of $7.5 million and $4.6 million in the quarters ended March 31, 2026 and March 31, 2025, respectively.
2.
Manufacturing costs primarily includes labor, utilities, supplies, metal valuation impacts, metal profits, and other materials, excluding alloys, incurred at our various production facilities.
3.
Plant overhead includes salaried employee costs, property taxes, and insurance associated with our various production facilities.
4.
Other cost of products sold primarily includes accretion expense related to conditional asset retirement obligations, gains and losses on operating asset disposals, and major maintenance costs.
5.
Employee costs include indirect labor salaries, benefits, and incentive compensation.
6.
Other selling, general and administrative costs primarily includes professional services, computer hardware and software costs, office rent, and utilities.

The CODM does not review asset and capital expenditure information by reportable operating segment as such information is presented to the CODM on a consolidated basis.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Net sales:
Aero/HS Products	$286.8	$214.7
Packaging	498.4	314.2
GE Products	240.3	181.6
Automotive Extrusions	81.3	66.9
Total net sales	$1,106.8	$777.4

Timing of revenue recognition:
Products transferred at a point in time	$853.2	$590.8
Products transferred over time	253.6	186.6
Total net sales	$1,106.8	$777.4

The following table presents geographic information for income taxes paid (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Income taxes paid:
Domestic	$0.3	$—
Foreign	0.7	1.8
Total income taxes paid	$1.0	$1.8

13. Subsequent Events

Dividend Declaration. On April 13, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about May 15, 2026 to stockholders of record and the holders of certain restricted stock units at the close of business on April 24, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates,” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve significant risks and uncertainties and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: (i) the effectiveness of management’s strategies and decisions, including strategic investments, capital spending strategies, cost reduction initiatives, sourcing strategies, processes and countermeasures implemented to address operational and supply chain challenges and the execution of those strategies; (ii) the execution and timing of strategic investments; (iii) general economic and business conditions, including higher interest rates, the impact of geopolitical factors and governmental and other actions taken in response, tariffs, cyclicality, reshoring, sanctions and export controls, labor challenges, supply interruptions, energy price volatility, scrap availability and pricing, customer operation disruptions, including as a result of regulatory actions, customer inventory imbalances and supply chain issues, regional aluminum premium volatility, and other conditions that impact demand drivers in the Aero/HS Products, Packaging, GE Products, and Automotive Extrusions end markets we serve; (iv) our ability to participate in mature and anticipated new automotive programs expected to launch in the future and successfully launch new automotive programs, including electric vehicle platforms; (v) changes or shifts in defense spending due to competing national priorities; (vi) pricing, market conditions and our ability to effectively execute commercial and labor strategies, pass through cost increases, including the institution of surcharges, and flex costs in response to inflation, volatile commodity costs, regional aluminum premiums and energy prices, and changing economic conditions; (vii) developments in technology, including cybersecurity and artificial intelligence threats; (viii) the impact of our future earnings, cash flows, financial condition, capital requirements and other factors on our financial strength and flexibility; (ix) new or modified statutory or regulatory requirements, including evolving climate-related disclosure regimes, state-level climate programs, and packaging and recycled content laws; (x) the successful integration of acquired operations and technologies; (xi) the views of our stakeholders, including regulators and customers, regarding our sustainability goals and initiatives and the impact of factors outside of our control on such goals and initiatives, including potential greenwashing or consumer protection claims; and (xii) other factors discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in other filings we make with the SEC from time to time. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Business Overview

We manufacture and sell semi-fabricated specialty aluminum mill products, including flat-rolled (plate, sheet, and coil), extruded (rod, bar, hollows, and shapes), drawn (rod, bar, pipe, tube, and wire), and certain cast aluminum products. We strategically focus our business on select end markets with demanding applications and high barriers to entry, where we believe we have sustainable competitive advantages that allow us to earn premium pricing and generate long-term profitable growth. The end market applications on which we have historically focused include: (i) Aero/HS Products; (ii) Packaging; (iii) GE Products; and (iv) Automotive Extrusions. These technically challenging applications leverage our core metallurgical and process technology capabilities to produce highly engineered mill products with differentiated characteristics that are required for the particular end uses.

Within the global market for flat-rolled aluminum mill products, our focus is on heat treat plate and sheet for applications that require higher strength and other desired product attributes that cannot be achieved by common alloy rolled products. The primary end market applications of flat-rolled heat treat plate and sheet, which are produced at Trentwood, are Aero/HS Products (which we sell globally) and GE Products (which we predominantly sell within North America). The primary end market application of bare and coated aluminum coil, which are produced at Warrick, is Packaging (which we sell in North America). Our Packaging products require demanding attributes and can be further processed to include coating and slitting depending on customer specifications.

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability, or other specialized attributes. Our 10 extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, primarily serve North American demand for aerospace, general engineering, and automotive applications. Additionally, we operate a facility in Columbia, New Jersey that focuses on multi-material advanced manufacturing methods and techniques, including multi-axis computer numerical control machining, additive manufacturing, welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. We employed approximately 3,800 people at March 31, 2026.

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

Non-GAAP Financial Measures

This information contains certain non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with US GAAP in the statements of income, balance sheets, or statements of cash flows of the company. We have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying tables. We have also provided a discussion of the reasons we believe that presentation of the non-GAAP financial measures provides useful information to investors, as well as any additional ways in which we use the non-GAAP financial measures. The non-GAAP financial measures used in the following discussions are Conversion Revenue (defined as Net Sales less the Hedged Cost of Alloyed Metal, see below in “Metal Pricing Policies” discussion) and Adjusted EBITDA. These measures are presented because management uses this information to monitor and evaluate financial results and trends and believes this information to also be useful for investors.

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

Highlights for the quarter ended March 31, 2026:

•
Net sales $1.1 billion; Conversion Revenue $404.4 million;
•
Net income $62.5 million; Net income per diluted share $3.71; and
•
Cash dividends and dividend equivalents of $0.77 per share, or $13.6 million, paid during the quarter ended March 31, 2026.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended March 31, 2026 and March 31, 2025, shipments (in millions of pounds) and Net sales (in millions of dollars) by end market applications and the respective fluctuations.

	Quarter Ended March 31,
	2026		2025
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	61.5	$286.8	56.3	$214.7	5.2	9%	$72.1	34%
Packaging	146.6	498.4	130.2	314.2	16.4	13%	184.2	59%
GE Products	64.1	240.3	65.1	181.6	(1.0)	(2%)	58.7	32%
Automotive Extrusions	22.2	81.3	24	66.9	(1.8)	(8%)	14.4	22%
Total	294.4	$1,106.8	275.6	$777.4	18.8	7%	$329.4	42%

The increase in Net sales reflected a $0.94 per pound (33%) increase in the average realized sales price and an 18.8 million pound (7%) increase in shipment volume.

COGS. COGS for the quarter ended March 31, 2026 totaled $943.2 million, or 85% of Net sales, compared to $673.4 million, or 87% of Net sales, for the quarter ended March 31, 2025. The total increase reflected the following (in millions of dollars):

	Quarter Ended March 31,
	2026	2025	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$702.4	$414.2	$288.2	70%
Manufacturing costs	162.2	181.9	(19.7)	(11%)
Plant overhead	47.3	46.1	1.2	3%
Freight costs	22.3	20.7	1.6	8%
Other cost of products sold	9.0	10.5	(1.5)	(14%)
Total	$943.2	$673.4	$269.8	40%

Of the $288.2 million increase in Hedged Cost of Alloyed Metal, $259.9 million was due to an increase in hedged metal prices and $28.3 million was due to an increase in shipment volume (see above in our “Net Sales” discussion for further details). The $19.7 million decrease in manufacturing costs was primarily due to favorable metal consumption and valuation impacts, partially offset by higher operating costs. The $1.6 million increase in in freight costs was due to both higher shipping rates and shipment volume. The $1.5 million decrease in other cost of products sold was primarily driven by a decrease in major maintenance costs. For a further discussion of the comparative results of operations for the quarters ended March 31, 2026 and March 31, 2025, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $35.4 million and $30.8 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The increase in employee costs was primarily driven by higher incentive costs (in millions of dollars):

	Quarter Ended March 31,
	2026	2025	Change	% Increase (Decrease)
Research and development costs	$0.6	$0.3	$0.3	100%
Employee costs	26.7	22.5	4.2	19%
Other selling, general and administrative costs	8.1	8.0	0.1	1%
Total	$35.4	$30.8	$4.6	15%

Restructuring Costs. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (the “2025 Restructuring Plan”). Restructuring costs of $1.8 million for the quarter ended March 31, 2025 represented severance and related benefits under the plan. Substantially all costs associated with the 2025 Restructuring Plan were incurred and expensed as of December 31, 2025. No restructuring costs were incurred during the quarter ended March 31, 2026.

Interest Expense. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters ended March 31, 2026 and March 31, 2025 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Net income	$62.5	$21.6
Interest expense	14.4	11.2
Other expense, net	1.0	1.4
Income tax provision	19.9	7.2
Depreciation and amortization	30.4	30.0
Non-run-rate items:
Restructuring costs	—	1.8
Environmental expenses[1]	—	0.2
Loss on disposition of operating property, plant and equipment	0.3	—
Total non-run-rate items	0.3	2.0
Adjusted EBITDA[2]	$128.5	$73.4

1.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
2.
Adjusted EBITDA includes favorable Metal Price Lag of approximately $36.0 million and approximately $21.0 million for the quarters ended March 31, 2026 and March 31, 2025, respectively.

Adjusted EBITDA for the quarter ended March 31, 2026 was $55.1 million higher than Adjusted EBITDA for the quarter ended March 31, 2025. Adjusted EBITDA for the quarter ended March 31, 2026 was impacted by: (i) higher sales volume; (ii) improved product pricing; and (iii) favorable metal consumption and valuation impacts. This was partially offset by: (i) higher operating costs and (ii) higher employee and employee-related costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended March 31,
	2026		2025
Aero/HS Products:
Shipments (mmlbs)	61.5		56.3
	$	$ / lb	$	$ / lb
Net sales	$286.8	$4.66	$214.7	$3.81
Less: Hedged Cost of Alloyed Metal	(156.3)	(2.54)	(94.2)	(1.67)
Conversion Revenue	$130.5	$2.12	$120.5	$2.14

Packaging:
Shipments (mmlbs)	146.6		130.2
	$	$ / lb	$	$ / lb
Net sales	$498.4	$3.40	$314.2	$2.41
Less: Hedged Cost of Alloyed Metal	(341.0)	(2.33)	(186.8)	(1.43)
Conversion Revenue	$157.4	$1.07	$127.4	$0.98

GE Products:
Shipments (mmlbs)	64.1		65.1
	$	$ / lb	$	$ / lb
Net sales	$240.3	$3.75	$181.6	$2.79
Less: Hedged Cost of Alloyed Metal	(152.9)	(2.39)	(98.1)	(1.51)
Conversion Revenue	$87.4	$1.36	$83.5	$1.28

Automotive Extrusions:
Shipments (mmlbs)	22.2		24.0
	$	$ / lb	$	$ / lb
Net sales	$81.3	$3.66	$66.9	$2.79
Less: Hedged Cost of Alloyed Metal	(52.2)	(2.35)	(35.1)	(1.46)
Conversion Revenue	$29.1	$1.31	$31.8	$1.33

Total:
Shipments (mmlbs)	294.4		275.6
	$	$ / lb	$	$ / lb
Net sales	$1,106.8	$3.76	$777.4	$2.82
Less: Hedged Cost of Alloyed Metal[1]	(702.4)	(2.39)	(414.2)	(1.50)
Conversion Revenue	$404.4	$1.37	$363.2	$1.32

1.
Hedged Cost of Alloyed Metal for the quarters ended March 31, 2026 and March 31, 2025 included $709.9 million and $418.8 million, respectively, reflecting the cost of aluminum at the average MWTP and the cost of certain alloys used in the production process, as well as metal price exposure on shipments that we hedged with realized gains upon settlement of $7.5 million and $4.6 million in the quarters ended March 31, 2026 and March 31, 2025, respectively, all of which were included within both Net sales and COGS in our Statements of Consolidated Income. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized gains and losses on aluminum hedges for which we hedged the metal price exposure externally.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity (in millions of dollars):

	As of March 31, 2026	As of December 31, 2025
Available cash and cash equivalents	$30.0	$7.0
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	566.3	540.2
Total liquidity	$596.3	$547.2

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of March 31, 2026 and December 31, 2025.

We place our cash in bank deposits with high credit quality financial institutions. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at March 31, 2026.

We had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2026. During the quarter, we repaid $93.8 million of borrowings, consisting of the full repayment of the $22.3 million outstanding balance as of December 31, 2025 and $71.5 million of borrowings incurred during the quarter ended March 31, 2026. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities (in millions of dollars):

	Quarter Ended March 31,
	2026	2025
Total cash provided by (used in):
Operating activities	$87.9	$57.0
Investing activities	$(19.4)	$(38.2)
Financing activities	$(45.4)	$(15.4)

Cash provided by operating activities for the quarter ended March 31, 2026 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $217.6 million, primarily due to timing of payments and higher metal costs; (ii) an increase in receivables of $105.3 million, primarily due to increased metal prices; (iii) an increase in inventory of $73.8 million, primarily due to increased metal costs; (iv) a decrease in accrued liabilities of $46.2 million, primarily due to timing; and (v) an increase in contract assets of $12.5 million, primarily due to the timing of customer shipments.

Cash provided by operating activities for the quarter ended March 31, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in receivables of $48.0 million, primarily due to increased metal prices; (ii) a decrease in accrued liabilities of $14.3 million, primarily due to timing; (iii) an increase in accounts payable of $20.3 million, primarily due to the timing of payments and higher metal costs; (iv) a decrease in inventory of $29.5 million, primarily due to our continued focus on inventory management; and (v) a decrease in contract assets of $5.5 million, primarily due to the timing of customer shipments.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2026 and 2025.

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

At April 20, 2026, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended March 31, 2026 constituted approximately 27% of our Net sales. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

Material Cash Requirements

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025 for mandatory principal and cash interest payments on the outstanding borrowings. We do not believe that covenants in the indentures governing the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months. Except as otherwise disclosed in this Report, there has been no material change in our material cash requirements from significant contractual obligations, commercial commitments, or off-balance sheet arrangements other than in the ordinary course of business since December 31, 2025.

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment aimed at increasing our capacity and expanding our manufacturing capabilities. While some of our recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality, and promoting operational security, a significant portion over the past several years related to our investment in a fourth coating line at Warrick to increase our capacity for higher margin coated aluminum material for packaging applications and the Trentwood modernization projects, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency, and further improve our competitive cost position on all products produced at Trentwood. A significant portion of the Trentwood investment also focused on modernizing legacy equipment and the process flow for heat-treated plate to achieve KaiserSelect® quality enhancements for these Aero/HS Products and GE Products. These improvements have allowed us to gain incremental manufacturing capacity to enable future sales growth.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended March 31, 2026 and March 31, 2025, and declared subsequent to March 31, 2026.

Repurchases of Common Stock

We have not completed any share repurchases since March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At March 31, 2026, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended March 31, 2026 and March 31, 2025 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no material changes in our critical accounting estimates and policies since December 31, 2025.

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

Aluminum

During the quarters ended March 31, 2026 and 2025, settlements of derivative contracts were for 39.1 million pounds and 27.2 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At March 31, 2026, we had derivative contracts with respect to approximately 60.9 million pounds and 1.5 million pounds to hedge sales to be made during the remainder of 2026 and 2027, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of March 31, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $6.2 million and $2.5 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the Midwest premium for aluminum as of March 31, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $3.1 million and $0.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of March 31, 2026, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of both March 31, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.6 million at each date, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $3.5 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $1.6 million, as of March 31, 2026, with corresponding changes to the net fair value of our electricity derivative positions. We had no outstanding electricity derivative positions as of December 31, 2025.

Foreign Currency

As of March 31, 2026, we hedged the foreign currency exchange rate risk related to certain lease transactions and equipment purchases denominated in Euros using forward swap contracts with settlement dates through July 2027. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.1 million as of both March 31, 2026 and December 31, 2025, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2025.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information concerning risk factors. There have been no material changes in risk factors since December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2026:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2026 - January 31, 2026	—	$—	—	$—	$93.1
February 1, 2026 - February 28, 2026	76	127.05	—	—	93.1
March 1, 2026 - March 31, 2026	69,980	125.84	—	—	93.1
Total	70,056	$125.84	—	$—	n/a

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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At March 31, 2026, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	2026 Short-Term Incentive Plan for Key Managers	X

10.2	2026-2028 Long-Term Incentive Plan Performance Shares	X

10.3	2026 Form of Executive Officer Restricted Stock Unit Award Agreement	X

10.4	2026 Form of Executive Officer Performance Shares Award Agreement	X

10.5	Transition Letter between the Company and Blain A. Tiffany	X	8-K	001-09447	10.1	January 7, 2026

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: April 23, 2026