Form 10-Q
period 2026-06-30
KAISER ALUMINUM CORP
filed 2026-07-23
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 20, 2026, there were 16,349,092 shares of common stock of the registrant outstanding.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for non-run-rate items
Aero/HS Products	2000, 7000 and certain 6000 series alloy products used in the Aerospace, Defense, Space and other end markets requiring high strength applications
Alloy(s)	Certain metals such as copper, zinc, magnesium, manganese and silicon added to primary aluminum to obtain certain attributes
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Automotive Extrusions	6000 series extruded aluminum products used in automotive applications
COGS	Cost of products sold, excluding depreciation and amortization
Form 10-Q	This Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GE Products	6000 series alloy products used in the General Engineering end markets
LME	London Metal Exchange
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

MWP	Midwest Premium, representing the premium over the LME price for primary aluminum in the U.S. Midwest market
MWTP	Midwest Transaction Price, equal to the LME aluminum price plus the MWP (as defined above)
Newark	Kaiser Aluminum manufacturing facility located in Heath, Ohio, a suburb of Newark, Ohio
OPEB	Other Post Employment Benefits
Packaging	3000 and 5000 series alloy products used in the beverage and food packaging end markets
Revolving Credit Facility	Revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto
Salaried VEBA	Salaried Voluntary Employees' Beneficiary Association
SEC	U.S. Securities and Exchange Commission
Senior Notes

Collectively, the fixed-rate unsecured notes we issued during the years ended December 31, 2021 and 2025 at the following interest rates and aggregate principal amounts, respectively:
(i) 4.50% and $550.0 million (issued in 2021 and maturing in 2031); and
(ii) 5.875% and $500.0 million (issued in 2025 and maturing in 2034)

SOFR	Secured Overnight Financing Rate
Trentwood	Kaiser Aluminum manufacturing facility located in Spokane Valley, Washington
Warrick	Kaiser Aluminum manufacturing facility located in Newburgh, Indiana, in the county of Warrick

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2026	As of December 31, 2025
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58.5	$7.0
Receivables, net	575.0	423.3
Contract assets	72.3	63.4
Inventories	848.1	725.2
Prepaid expenses and other current assets	47.9	42.6
Total current assets	1,601.8	1,261.5
Property, plant and equipment, net	1,143.7	1,145.2
Operating lease assets	23.3	22.4
Deferred tax assets, net	—	0.2
Intangible assets, net	38.7	41.0
Goodwill	18.8	18.8
Other assets	83.3	75.7
Total assets	$2,909.6	$2,564.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507.2	$274.6
Accrued salaries, wages and related expenses	53.6	61.3
Other accrued liabilities	81.1	91.3
Total current liabilities	641.9	427.2
Long-term portion of operating lease liabilities	21.4	21.7
Pension and OPEB	72.3	73.4
Deferred tax liabilities	106.6	75.4
Long-term liabilities	85.3	81.4
Long-term debt, net	1,038.3	1,059.6
Total liabilities	1,965.8	1,738.7
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2026 and December 31, 2025; no shares were issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2026 and December 31, 2025; 23,184,378 shares issued and 16,349,092 shares outstanding at June 30, 2026; 23,045,729 shares issued and 16,210,443 shares outstanding at December 31, 2025	0.2	0.2
Additional paid in capital	1,134.4	1,132.5
Retained earnings	275.4	142.5
Treasury stock, at cost, 6,835,286 shares at both June 30, 2026 and December 31, 2025	(475.9)	(475.9)
AOCI	9.7	26.8
Total stockholders’ equity	943.8	826.1
Total liabilities and stockholders' equity	$2,909.6	$2,564.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions of dollars, except share and per share amounts)
Net sales	$1,256.6	$823.1	$2,363.4	$1,600.5
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	1,057.6	722.8	2,000.8	1,396.2
Depreciation and amortization	29.6	29.6	60.0	59.6
Selling, general, administrative, research and development	35.7	32.6	71.1	63.4
Restructuring costs	—	0.1	—	1.9
Total costs and expenses	1,122.9	785.1	2,131.9	1,521.1
Operating income	133.7	38.0	231.5	79.4
Other (expense) income:
Interest expense	(14.5)	(12.5)	(28.9)	(23.7)
Other income, net – Note 8	7.1	4.4	6.1	3.0
Income before income taxes	126.3	29.9	208.7	58.7
Income tax provision	(29.5)	(6.7)	(49.4)	(13.9)
Net income	$96.8	$23.2	$159.3	$44.8

Net income per common share:
Basic	$5.92	$1.44	$9.77	$2.77
Diluted	$5.72	$1.41	$9.43	$2.72
Weighted-average number of common shares outstanding (in thousands):
Basic	16,343	16,160	16,296	16,138
Diluted	16,918	16,479	16,886	16,457

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions of dollars)
Net income	$96.8	$23.2	$159.3	$44.8
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit plans	0.2	0.4	0.4	0.5
Cash flow hedges	(22.5)	3.7	(17.5)	6.2
Other comprehensive (loss) income, net of tax	(22.3)	4.1	(17.1)	6.7
Comprehensive income	$74.5	$27.3	$142.2	$51.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2026

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2025	16,210,443	$0.2	$1,132.5	$142.5	$(475.9)	$26.8	$826.1
Net income	—	—	—	62.5	—	—	62.5
Other comprehensive income, net of tax	—	—	—	—	—	5.2	5.2
Common shares issued (including impacts from Long-Term Incentive programs)	199,737	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(70,056)	—	(8.8)	—	—	—	(8.8)
Cash dividends declared[2]	—	—	—	(13.6)	—	—	(13.6)
Amortization of unearned equity compensation	—	—	5.9	—	—	—	5.9
BALANCE, March 31, 2026	16,340,124	$0.2	$1,129.6	$191.4	$(475.9)	$32.0	$877.3
Net income	—	—	—	96.8	—	—	96.8
Other comprehensive loss, net of tax	—	—	—	—	—	(22.3)	(22.3)
Common shares issued (including impacts from Long-Term Incentive programs)	9,230	—	0.4	—	—	—	0.4
Cancellation of shares to cover tax withholdings upon common shares issued	(262)	—	(0.1)	—	—	—	(0.1)
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.5	—	—	—	4.5
BALANCE, June 30, 2026	16,349,092	$0.2	$1,134.4	$275.4	$(475.9)	$9.7	$943.8

1.
At June 30, 2026, 787,950 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2026 and June 30, 2026.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Six Months Ended June 30, 2025

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2024	16,095,898	$0.2	$1,117.0	$81.3	$(475.9)	$20.5	$743.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income, net of tax	—	—	—	—	—	2.6	2.6
Common shares issued (including impacts from Long-Term Incentive programs)	84,115	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(25,637)	—	(1.8)	—	—	—	(1.8)
Cash dividends declared[1]	—	—	—	(12.9)	—	—	(12.9)
Amortization of unearned equity compensation	—	—	4.2	—	—	—	4.2
BALANCE, March 31, 2025	16,154,376	$0.2	$1,119.4	$90.0	$(475.9)	$23.1	$756.8
Net income	—	—	—	23.2	—	—	23.2
Other comprehensive income, net of tax	—	—	—	—	—	4.1	4.1
Common shares issued (including impacts from Long-Term Incentive programs)	23,582	—	0.4	—	—	—	0.4
Cancellation of shares to cover tax withholdings upon common shares issued	(219)	—	—	—	—	—	—
Cash dividends declared[1]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.3	—	—	—	4.3
BALANCE, June 30, 2025	16,177,739	$0.2	$1,124.1	$100.4	$(475.9)	$27.2	$776.0

1.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2025 and June 30, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$159.3	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	57.8	57.3
Amortization of definite-lived intangible assets	2.2	2.3
Amortization of debt issuance costs	1.3	1.1
Deferred income taxes	36.6	11.2
Non-cash equity compensation	10.8	8.9
Non-cash asset impairment charge	0.7	—
(Gain) loss on disposition of property, plant and equipment	(4.3)	1.0
Bad debt expense	0.1	—
Non-cash postretirement and postemployment defined benefit plan cost	4.2	4.8
Changes in operating assets and liabilities:
Receivables	(151.8)	(75.9)
Contract assets	(8.9)	4.3
Inventories	(123.6)	6.3
Prepaid expenses and other current assets	(10.8)	(6.7)
Accounts payable	229.0	45.7
Accrued liabilities	(48.8)	(26.0)
Annual variable cash contributions to Salaried VEBA	(2.9)	(0.7)
Long-term assets and liabilities, net	(3.5)	(5.5)
Net cash provided by operating activities	147.4	72.9
Cash flows from investing activities[1]:
Capital expenditures	(43.8)	(81.8)
Purchase of equity securities	(0.5)	(0.4)
Proceeds from sale of equity securities	—	0.1
Proceeds from disposition of property, plant and equipment	7.6	0.2
Net cash used in investing activities	(36.7)	(81.9)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	397.8	217.6
Repayment of borrowings under the Revolving Credit Facility	(420.1)	(184.8)
Repayment of finance lease	(1.6)	(1.3)
Cancellation of shares to cover tax withholdings upon common shares issued	(8.9)	(1.8)
Cash dividends and dividend equivalents paid	(26.4)	(25.7)
Net cash (used in) provided by financing activities	(59.2)	4.0
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	51.5	(5.0)
Cash, cash equivalents and restricted cash at beginning of period	26.9	37.9
Cash, cash equivalents and restricted cash at end of period	$78.4	$32.9

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

Principles of Consolidation and Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries and are prepared in accordance with GAAP and the rules and regulations of the SEC applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. We have reclassified certain items in prior periods to conform to current classifications. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2026 fiscal year. The financial information as of December 31, 2025 is derived from our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Tables throughout this document are presented in millions of United States (“U.S.”) dollars unless otherwise stated, except for per share amounts which are presented in U.S. dollars.

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

Adoption of New Accounting Pronouncements

Government Grants. In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-10 (“ASU 2025-10”), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the accounting for government grants received by business entities. We early adopted ASU 2025-10 during the quarter ended June 30, 2026, using the full retrospective transition method. The adoption of ASU 2025-10 did not have a material impact on our consolidated financial statements for all periods presented.

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

Environmental Credit Programs. In May 2026, the FASB issued ASU No. 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818), which introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2026-02 is required to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of June 30, 2026	As of December 31, 2025
Receivables, Net
Accounts receivable	$575.6	$423.9
Allowance for doubtful receivables	(0.6)	(0.6)
Receivables, net	$575.0	$423.3

Inventories
Finished products	$145.7	$156.1
Work-in-process	364.7	316.7
Raw materials	321.8	236.2
Operating supplies	15.9	16.2
Inventories	$848.1	$725.2

Property, Plant and Equipment, Net
Land and improvements	$45.8	$38.2
Buildings and leasehold improvements	306.4	302.6
Machinery and equipment	1,610.3	1,586.7
Construction in progress	84.6	66.7
Property, plant and equipment, gross	2,047.1	1,994.2
Accumulated depreciation and amortization	(903.4)	(849.1)
Land held for sale	—	0.1
Property, plant and equipment, net	$1,143.7	$1,145.2

Other Assets
Restricted cash – Note 11	$19.9	$19.9
Long-term replacement parts	34.0	28.5
Net assets of Salaried VEBA	10.0	9.7
Other	19.4	17.6
Other assets	$83.3	$75.7
.
Other Accrued Liabilities
Uncleared cash disbursements	$0.5	$45.8
Accrued income taxes and other taxes payable	8.5	7.8
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	12.0	6.9
Current operating lease liabilities	5.7	4.8
Current finance lease liabilities	3.5	2.3
Current deferred compensation plan liabilities – Note 3	1.3	1.2
Other – Note 4	49.6	19.6
Other accrued liabilities	$81.1	$91.3

Long-Term Liabilities
Workers' compensation accrual	$25.9	$26.0
Long-term environmental accrual – Note 6	16.7	17.4
Other long-term liabilities	42.7	38.0
Long-term liabilities	$85.3	$81.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets. Such assets, representing diversified investment funds in registered investment companies, are classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. These assets are accounted for as equity investments, with changes in fair value recorded within Other income, net (see Note 8). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of June 30, 2026, we had a liability of $18.7 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2026 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Defined contribution plans[1]	$4.5	$4.6	$10.5	$10.6
Deferred compensation plan[2]	0.9	0.4	1.0	0.6
Multiemployer pension plans[1]	1.6	1.6	3.1	3.1
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[3]	2.1	2.5	4.2	4.8
Total	$9.1	$9.1	$18.8	$19.1

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) in our Statements of Consolidated Income.
2.
Deferred compensation plan expense is included within SG&A and R&D in our Statements of Consolidated Income.
3.
The current service cost component of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan is included within COGS in our Statements of Consolidated Income for all periods presented. All other components are included within Other income, net, in our Statements of Consolidated Income.

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following tables present the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans:

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$0.9	$0.8	$0.2	$0.3	$—	$—
Interest cost	0.5	0.4	0.9	0.8	0.4	0.6
Expected return on plan assets	(0.5)	(0.3)	—	—	(0.6)	(0.6)
Amortization of prior service cost[1]	0.2	0.2	—	—	0.7	0.8
Amortization of net actuarial gain	—	—	(0.3)	(0.4)	(0.3)	(0.1)
Total net periodic postretirement and postemployment benefit cost	$1.1	$1.1	$0.8	$0.7	$0.2	$0.7

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	Pension Plans		OPEB		Salaried VEBA
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$1.7	$1.7	$0.4	$0.5	$—	$—
Interest cost	1.0	0.8	1.8	1.7	0.9	1.1
Expected return on plan assets	(1.0)	(0.7)	—	—	(1.2)	(1.1)
Amortization of prior service cost[1]	0.4	0.4	—	—	1.4	1.5
Amortization of net actuarial gain	—	—	(0.6)	(0.9)	(0.6)	(0.2)
Total net periodic postretirement and postemployment benefit cost	$2.1	$2.2	$1.6	$1.3	$0.5	$1.3

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

We are exposed to counterparty credit risk on all of our derivative instruments. Our counterparties are major investment-grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds, which may adjust up or down based on changes in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $19.2 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had $0.2 million of cash collateral posted by our customers at June 30, 2026 compared to no cash collateral posted by our customers at December 31, 2025.

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

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other expense, net, respectively. As of June 30, 2026 and December 31, 2025, we had no outstanding non-designated derivative hedge positions.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at June 30, 2026:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	July 2026 through November 2027	82.8
Fixed price sale contracts for LME	July 2026 through April 2027	6.6
Fixed price purchase contracts for MWP	July 2026 through November 2027	82.8
Fixed price sale contracts for MWP	July 2026 through April 2027	6.6

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	July 2026 through December 2027	5.2

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	July 2026 through December 2028	4,260,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	July 2026 through December 2028	369,100

Euro	Maturity Period	Notional Amount of Contracts (in millions of Euros)
Fixed price forward purchase contracts	July 2026 through July 2027	€0.1

(Gain) Loss on Derivative Contracts

The following table summarizes the amount of (gain) loss on derivative contracts recorded within our Statements of Consolidated Income in COGS:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$1,057.6	$722.8	$2,000.8	$1,396.2

(Gain) loss recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$(14.8)	$(2.2)	$(23.3)	$(7.4)
Alloying Metals	(0.7)	(0.5)	(1.2)	(0.9)
Natural gas	0.5	0.3	0.2	0.3
Electricity	2.2	—	2.2	—
Foreign exchange contracts	—	(0.1)	—	—
Total gain recognized in our Statements of Consolidated Income related to cash flow hedges	$(12.8)	$(2.5)	$(22.1)	$(8.0)

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments:

	As of June 30, 2026			As of December 31, 2025
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$0.4	$(12.6)	$(12.2)	$2.6	$—	$2.6
Fixed price sale contracts for LME	0.3	—	0.3	—	(0.8)	(0.8)
Fixed price purchase contracts for MWP	1.6	(6.4)	(4.8)	3.8	(0.1)	3.7
Fixed price sale contracts for MWP	—	—	—	—	(1.6)	(1.6)
Alloying Metals – Fixed price purchase contracts	2.9	—	2.9	2.4	—	2.4
Natural gas – Fixed price purchase contracts	1.0	(2.7)	(1.7)	0.7	(1.3)	(0.6)
Electricity – Fixed price purchase contracts	1.2	(2.9)	(1.7)	—	—	—
Foreign currency – Fixed price forward contracts	—	—	—	0.1	—	0.1
Total	$7.4	$(24.6)	$(17.2)	$9.6	$(3.8)	$5.8

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets:

	As of June 30, 2026	As of December 31, 2025
Derivative assets:
Prepaid expenses and other current assets	$5.2	$8.3
Other assets	2.2	1.3
Total derivative assets	$7.4	$9.6
Derivative liabilities:
Other accrued liabilities	$(22.8)	$(3.1)
Long-term liabilities	(1.8)	(0.7)
Total derivative liabilities	$(24.6)	$(3.8)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our financial assets and liabilities (accounts receivable, contract assets, current assets, accounts payable, and accrued liabilities) approximate their respective fair values due to their short maturities and nominal credit risk.

5. Debt and Credit Facility

Senior Notes

At June 30, 2026 and December 31, 2025, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.50% and $550.0 million (“4.50% Senior Notes”) and (ii) 5.875% and $500.0 million (“5.875% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding
	Issuance Date	Maturity	Effective Interest Rate	As of June 30, 2026	As of December 31, 2025
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
5.875% Senior Notes	November 2025	March 2034	6.1%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(11.7)	(12.7)
Total carrying amount				$1,038.3	$1,037.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities:

	As of June 30, 2026	As of December 31, 2025
4.50% Senior Notes	$526.5	$531.4
5.875% Senior Notes	$494.8	$501.6

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended in October 2025, the Revolving Credit Facility is set to mature in October 2030 and contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit). The facility includes an accordion feature that allows for an increase in total revolving commitments of up to $200.0 million, plus an additional amount for a first-in last-out tranche, subject to lender approval and other customary conditions. The amount we can borrow under the Revolving Credit Facility is determined by the value of our eligible accounts receivable and inventory and certain other assets, which serve as collateral for the Revolving Credit Facility. Borrowings under the amended Revolving Credit Facility bear interest at a rate equal to either a base rate or the SOFR, plus, in each case, a specified variable percentage between 125 - 150 basis points for SOFR loans (or 25 - 50 basis points for base rate loans) determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility and, in certain instances, a fixed margin. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2026 and $22.3 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2025.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of June 30, 2026:

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(5.1)
Remaining borrowing availability	$569.9

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Senior Notes interest expense, including debt issuance cost amortization	$14.0	$12.4	$28.0	$24.8
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.7	0.7	1.3	1.3
Interest expense on finance lease liabilities	0.3	0.2	0.5	0.4
Interest expense capitalized as construction in progress	(0.5)	(0.8)	(0.9)	(2.8)
Total interest expense	$14.5	$12.5	$28.9	$23.7

6. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 4 and Note 5).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Environmental Contingencies. We are subject to several environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at our operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals of $17.6 million as of June 30, 2026. This accrual represents our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, available facts, existing technologies, and our assessment of the likely remediation actions to be taken.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

7. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Defined Benefit Plans:
Beginning balance	$22.7	$19.2	$22.5	$19.1
Actuarial loss arising during the period	—	—	—	(0.1)
Net actuarial loss arising during the period	—	—	—	(0.1)
Amortization of net actuarial gain[1]	(0.6)	(0.5)	(1.2)	(1.1)
Amortization of prior service cost[1]	0.9	1.0	1.8	1.9
Less: income tax expense[2]	(0.1)	(0.1)	(0.2)	(0.2)
Net amortization reclassified from AOCI to Net income	0.2	0.4	0.4	0.6
Other comprehensive income, net of tax	0.2	0.4	0.4	0.5
Ending balance	$22.9	$19.6	$22.9	$19.6

Cash Flow Hedges:
Beginning balance	$9.3	$3.9	$4.3	$1.4
Unrealized (loss) gain on cash flow hedges	(16.6)	7.5	(0.8)	16.2
Less: income tax benefit (expense)	3.9	(1.8)	0.2	(3.8)
Net unrealized (loss) gain on cash flow hedges	(12.7)	5.7	(0.6)	12.4
Reclassification of unrealized gain upon settlement of cash flow hedges	(12.8)	(2.5)	(22.1)	(8.0)
Less: income tax expense[2]	3.0	0.5	5.2	1.8
Net gain reclassified from AOCI to Net income	(9.8)	(2.0)	(16.9)	(6.2)
Other comprehensive (loss) income, net of tax	(22.5)	3.7	(17.5)	6.2
Ending balance[3]	$(13.2)	$7.6	$(13.2)	$7.6

Total AOCI ending balance	$9.7	$27.2	$9.7	$27.2

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of June 30, 2026, we estimate a net mark-to-market loss before tax of $17.6 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

8. Other Income, Net

The following table presents the components of Other income, net:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$0.2	$0.2	$0.4	$0.4
Net periodic postretirement and postemployment benefit cost	(1.0)	(1.4)	(2.1)	(2.6)
Unrealized gain on equity securities	0.2	0.2	—	0.1
Gain on disposition of non-operating property, plant and equipment	7.5	—	7.5	—
Gain on business interruption insurance recoveries[1]	—	5.0	—	5.0
All other, net	0.2	0.4	0.3	0.1
Other income, net	$7.1	$4.4	$6.1	$3.0

1.
Represents insurance settlement proceeds related to business interruption claims. Such proceeds are recognized in the period in which they are received or become realizable.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and six months ended June 30, 2026 we sold trade accounts receivable totaling $334.3 million and $629.5 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $7.7 million and $14.2 million, respectively. During the quarter and six months ended June 30, 2025, we sold trade accounts receivable totaling $214.2 million and $484.2 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $5.4 million and $11.0 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other income, net. As of June 30, 2026, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

9. Income Tax Matters

The following table presents the income tax provision by region:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$(28.9)	$(6.0)	$(48.2)	$(12.6)
Foreign	(0.6)	(0.7)	(1.2)	(1.3)
Total	$(29.5)	$(6.7)	$(49.4)	$(13.9)

The income tax provision for the quarters ended June 30, 2026 and June 30, 2025 was $29.5 million and $6.7 million, respectively, reflecting an effective tax rate of 23% and 22%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarters ended June 30, 2026 and 2025.

The income tax provision for the six months ended June 30, 2026 and June 30, 2025 was $49.4 million and $13.9 million, respectively, reflecting an effective tax rate of 24% and 24%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the six months ended June 30, 2026 and 2025.

Our gross unrecognized benefits relating to uncertain tax positions were $8.1 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively. If recognized, these amounts would be reflected in our income tax provision and affect our effective tax rate.

10. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters and six months ended June 30, 2026 and 2025.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders[1]	$96.8	$23.2	$159.3	$44.8
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,343	16,160	16,296	16,138
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	575	319	590	319
Diluted	16,918	16,479	16,886	16,457

Net income per common share, Basic:	$5.92	$1.44	$9.77	$2.77
Net income per common share, Diluted:	$5.72	$1.41	$9.43	$2.72

1.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarter and six months ended June 30, 2026, approximately 122 and 223 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. During the quarter and six months ended June 30, 2025, approximately 565 and 241 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2026	2025
Interest paid	$22.0	$22.1
Non-cash investing and financing activities (included in Accounts payable and Other accrued liabilities):
Unpaid purchases of property and equipment	$24.3	$22.9

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.9	$1.0
Cash paid for amounts included in the measurement of operating lease liabilities	$3.2	$3.6
Finance lease liabilities arising from obtaining finance lease assets	$4.1	$0.7

	As of June 30,
	2026	2025
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58.5	$13.1
Restricted cash included in Other assets[1]	19.9	19.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$78.4	$32.9

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

The following table presents the significant segment expenses that are provided to the CODM:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,256.6	$823.1	$2,363.4	$1,600.5

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[1]	819.6	448.9	1,522.0	863.1
Manufacturing costs[2]	151.5	191.9	313.7	373.7
Plant overhead[3]	47.9	44.0	95.2	90.1
Freight costs	28.0	21.2	50.3	42.0
Other cost of products sold[4]	10.6	16.8	19.6	27.3
Depreciation and amortization	29.6	29.6	60.0	59.6
Selling, general, administrative, research and development
Research and development costs	0.7	0.3	1.3	0.6
Employee costs[5]	26.1	22.7	52.8	45.2
Other selling, general and administrative costs[6]	8.9	9.6	17.0	17.6
Restructuring costs	—	0.1	—	1.9
Interest expense	14.5	12.5	28.9	23.7
Other income, net – Note 8	(7.1)	(4.4)	(6.1)	(3.0)
Income tax provision	29.5	6.7	49.4	13.9
Net income	$96.8	$23.2	$159.3	$44.8

1.
Hedged cost of alloyed metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric is net of metal price exposure on shipments that we hedged with realized gains upon settlement of $11.4 million and $0.6 million for the quarters ended June 30, 2026 and June 30, 2025, respectively, and $18.9 million and $5.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Aero/HS Products	$305.3	$227.9	$592.1	$442.6
Packaging	580.4	340.9	1,078.8	655.1
GE Products	280.7	185.4	521.0	367.0
Automotive Extrusions	90.2	68.9	171.5	135.8
Total net sales	$1,256.6	$823.1	$2,363.4	$1,600.5

Timing of revenue recognition:
Products transferred at a point in time	$992.0	$626.6	$1,845.2	$1,217.4
Products transferred over time	264.6	196.5	518.2	383.1
Total net sales	$1,256.6	$823.1	$2,363.4	$1,600.5

The following table presents geographic information for income taxes paid:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income taxes paid:
Domestic	$7.6	$2.6	$7.9	$2.6
Foreign	0.6	0.9	1.3	2.7
Total income taxes paid	$8.2	$3.5	$9.2	$5.3

13. Subsequent Events

Dividend Declaration. On July 13, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about August 14, 2026 to stockholders of record and the holders of certain restricted stock units at the close of business on July 24, 2026.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report and our consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise noted, dollars in tables are presented in millions.

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

Within the global market for flat-rolled aluminum mill products, our focus is on two primary product categories: (i) heat treat plate, sheet and coil products and (ii) packaging coil products. Heat treat plate, sheet and coil products, which are produced at Trentwood, serve the global Aero/HS and primarily North America GE end markets and are designed for applications requiring higher strength and other specialized attributes that cannot be achieved by common alloy rolled products. Packaging coil products, which are produced at Warrick and sold primarily in North America are for demanding food and beverage can package applications. Our focus is primarily on coated packaging applications, which includes a range of colors and widths, depending on customer specifications, in addition to bare coil products.

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability, or other specialized attributes. Our 10 extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, primarily serve North American demand for aerospace, general engineering, and automotive applications. Additionally, we operate a facility in Columbia, New Jersey that focuses on multi-material advanced manufacturing methods and techniques, including multi-axis computer numerical control machining, additive manufacturing, welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. We employed approximately 3,800 people at June 30, 2026.

We have long-standing relationships with our customers, which consist primarily of blue-chip companies, including leading aerospace and automotive manufacturers, tier one aerospace and automotive suppliers, leading beverage and food companies, beverage and food packaging manufacturers, and metal service centers. Approximately 70% of our shipments are sold direct to manufacturers or tier one suppliers and approximately 30% are sold to metal service centers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction driven by quality, availability, service and delivery performance. We believe we differentiate our product portfolio through our broad product offering and our KaiserSelect® products, which are engineered and manufactured to deliver enhanced product characteristics with improved consistency, so as to result in better performance, lower waste and, in many cases, lower production cost for our customers.

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

Metal Pricing Policies

A fundamental aspect of our business model is to maintain relative neutrality to fluctuations in the market prices of aluminum and certain alloying elements ("metal price neutrality"). We generally achieve this objective by structuring customer pricing to pass through changes in the underlying index-based cost of aluminum and certain alloys. In instances where metal price neutrality is not fully achieved through customer pricing actions for certain alloying elements, we manage these exposures through a combination of supply arrangements, and hedging activities. Despite these pass-through mechanisms, our results of operations may be affected by timing differences between when metal costs are incurred and when those costs are reflected in customer pricing. As a result, our reported operating results may be impacted by favorable or unfavorable fluctuations in metal prices, the timing and magnitude of such fluctuations, and other market factors that could influence metal prices. Over the long term, however, our business model is designed to generate earnings primarily from the conversion of aluminum into value-added semi-fabricated products rather than from changes in underlying metal prices.

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

Highlights for the quarter ended June 30, 2026:

•
Net sales $1.26 billion; Conversion Revenue $437.0 million;
•
Net income $96.8 million; Net income per diluted share $5.72; and

•
Cash dividends and dividend equivalents of $0.77 per share, or $12.8 million, paid during the quarter ended June 30, 2026.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended June 30, 2026 and June 30, 2025, shipments (in millions of pounds) and Net sales by end market applications and the respective fluctuations.

	Quarter Ended June 30,
	2026		2025
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	60.8	$305.3	59.9	$227.9	0.9	2%	$77.4	34%
Packaging	155.8	580.4	141.1	340.9	14.7	10%	239.5	70%
GE Products	67.7	280.7	63.4	185.4	4.3	7%	95.3	51%
Automotive Extrusions	21.4	90.2	24.0	68.9	(2.6)	(11%)	21.3	31%
Total	305.7	$1,256.6	288.4	$823.1	17.3	6%	$433.5	53%

The increase in Net sales primarily reflects $1.26 per pound (44%) increase in the average realized sales price and 17.3 million pound (6%) increase in shipment volume.

The following table sets forth, for the six months ended June 30, 2026 and June 30, 2025, shipments (in millions of pounds) and Net sales by end market applications and the respective fluctuations.

	Six Months Ended June 30,
	2026		2025
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	122.4	$592.1	116.2	$442.6	6.2	5%	$149.5	34%
Packaging	302.4	1,078.8	271.3	655.1	31.1	11%	423.7	65%
GE Products	131.8	521.0	128.5	367.0	3.3	3%	154.0	42%
Automotive Extrusions	43.6	171.5	48.0	135.8	(4.4)	(9%)	35.7	26%
Total	600.2	$2,363.4	564.0	$1,600.5	36.2	6%	$762.9	48%

The increase in Net sales primarily reflects $1.10 per pound (39%) increase in the average realized sales price and 36.2 million pound (6%) increase in shipment volume.

COGS. COGS for the quarter ended June 30, 2026 totaled $1,057.6 million, or 84% of Net sales, compared to $722.8 million, or 88% of Net sales, for the quarter ended June 30, 2025. The total increase reflected the following:

	Quarter Ended June 30,
	2026	2025	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$819.6	$448.9	$370.7	83%
Manufacturing costs	151.5	191.9	(40.4)	(21%)
Plant overhead	47.9	44.0	3.9	9%
Freight costs	28.0	21.2	6.8	32%
Other cost of products sold	10.6	16.8	(6.2)	(37%)
Total	$1,057.6	$722.8	$334.8	46%

Of the $370.7 million increase in Hedged Cost of Alloyed Metal, $343.8 million was primarily due to an increase in hedged metal prices and $26.9 million was due to an increase in shipment volume (see above in our “Net Sales” discussion for further details). The $40.4 million decrease in manufacturing costs was primarily due to favorable metal consumption and valuation impacts, partially offset by higher operating costs. The $6.8 million increase in freight costs was primarily attributable to higher fuel costs, as well as higher shipment volumes. The $6.2 million decrease in other cost of products sold was primarily driven by a decrease in major maintenance costs. For a further discussion of the comparative results of operations for the quarters ended June 30, 2026 and June 30, 2025, see below in “Selected Operational and Financial Information.”

COGS for the six months ended June 30, 2026 totaled $2,000.8 million, or 85% of Net sales, compared to $1,396.2 million, or 87% of Net sales, for the six months ended June 30, 2025. The total increase reflected the following:

	Six Months Ended June 30,
	2026	2025	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$1,522.0	$863.1	$658.9	76%
Manufacturing costs	313.7	373.7	(60.0)	(16%)
Plant overhead	95.2	90.1	5.1	6%
Freight costs	50.3	42.0	8.3	20%
Other cost of products sold	19.6	27.3	(7.7)	(28%)
Total	$2,000.8	$1,396.2	$604.6	43%

Of the $658.9 million increase in Hedged Cost of Alloyed Metal, $603.6 million was primarily due to an increase in hedged metal prices and $55.3 million was due to an increase in shipment volume (see above in our “Net Sales” discussion for further details). The $60.0 million decrease in manufacturing costs was primarily due to favorable metal consumption and valuation impacts, partially offset by higher operating costs. The $8.3 million increase in freight costs was primarily attributable to higher fuel costs, as well as higher shipment volumes. The $7.7 million decrease in other cost of products sold was primarily driven by a decrease in major maintenance costs. For a further discussion of the comparative results of operations for the six months ended June 30, 2026 and June 30, 2025, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $35.7 million and $32.6 million for the quarters ended June 30, 2026 and June 30, 2025, respectively. The increase in employee costs was primarily driven by higher incentive costs. The total increase in SG&A and R&D reflected the following:

	Quarter Ended June 30,
	2026	2025	Change	% Increase (Decrease)
Research and development costs	$0.7	$0.3	$0.4	133%
Employee costs	26.1	22.7	3.4	15%
Other selling, general and administrative costs	8.9	9.6	(0.7)	(7%)
Total	$35.7	$32.6	$3.1	10%

SG&A and R&D expense totaled $71.1 million and $63.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase in employee costs was primarily driven by higher incentive costs. The total increase in SG&A and R&D reflected the following:

	Six Months Ended June 30,
	2026	2025	Change	% Increase (Decrease)
Research and development costs	$1.3	$0.6	$0.7	117%
Employee costs	52.8	45.2	7.6	17%
Other selling, general and administrative costs	17.0	17.6	(0.6)	(3%)
Total	$71.1	$63.4	$7.7	12%

Restructuring Costs. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (the “2025 Restructuring Plan”). In the quarter and six months ended June 30, 2025, restructuring costs of $0.1 million and $6.8 million, respectively, represented severance and related benefits under the plan. Substantially all costs associated with the 2025 Restructuring Plan were incurred and expensed as of December 31, 2025, and no restructuring costs were incurred during the quarter or six months ended June 30, 2026.

Interest Expense. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and six months ended June 30, 2026 and June 30, 2025 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$96.8	$23.2	$159.3	$44.8
Interest expense	14.5	12.5	28.9	23.7
Other income, net	(7.1)	(4.4)	(6.1)	(3.0)
Income tax provision	29.5	6.7	49.4	13.9
Depreciation and amortization	29.6	29.6	60.0	59.6
Non-run-rate items:
Restructuring costs	—	0.1	—	1.9
Environmental expenses[1]	0.1	—	0.1	0.2
Loss on disposition of operating property, plant and equipment	2.9	—	3.2	—
Total non-run-rate items	3.0	0.1	3.3	2.1
Adjusted EBITDA[2]	$166.3	$67.7	$294.8	$141.1

1.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
2.
Adjusted EBITDA includes favorable Metal Price Lag of approximately $27.0 million and approximately $14.0 million for the quarters ended June 30, 2026 and June 30, 2025, respectively, and favorable Metal Price Lag of approximately $64.0 million and approximately $36.0 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Adjusted EBITDA for the quarter ended June 30, 2026 was $98.6 million higher than Adjusted EBITDA for the quarter ended June 30, 2025. Adjusted EBITDA for the quarter ended June 30, 2026 was favorably impacted by: (i) higher sales volume; (ii) improved product pricing and mix; (iii) favorable metal consumption and valuation impacts; and (iv) lower major maintenance costs. This was partially offset by: (i) higher operating costs and (ii) higher employee and employee-related costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the six months ended June 30, 2026 was $153.7 million higher than Adjusted EBITDA for the six months ended June 30, 2025. Adjusted EBITDA for the six months ended June 30, 2026 was favorably impacted by: (i) higher sales volume; (ii) improved product pricing and mix; (iii) favorable metal consumption and valuation impacts; and (iv) lower major maintenance costs. This was partially offset by: (i) higher operating costs and (ii) higher employee and employee-related costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Aero/HS Products:
Shipments (mmlbs)	60.8		59.9		122.4		116.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$305.3	$5.02	$227.9	$3.80	$592.1	$4.84	$442.6	$3.81
Less: Hedged Cost of Alloyed Metal	(169.5)	(2.79)	(100.7)	(1.68)	(325.8)	(2.66)	(194.9)	(1.68)
Conversion Revenue	$135.8	$2.23	$127.2	$2.12	$266.3	$2.18	$247.7	$2.13

Packaging:
Shipments (mmlbs)	155.8		141.1		302.4		271.3
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$580.4	$3.73	$340.9	$2.42	$1,078.8	$3.57	$655.1	$2.41
Less: Hedged Cost of Alloyed Metal	(406.4)	(2.61)	(211.2)	(1.50)	(747.4)	(2.47)	(398.0)	(1.46)
Conversion Revenue	$174.0	$1.12	$129.7	$0.92	$331.4	$1.10	$257.1	$0.95

GE Products:
Shipments (mmlbs)	67.7		63.4		131.8		128.5
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$280.7	$4.15	$185.4	$2.92	$521.0	$3.95	$367.0	$2.86
Less: Hedged Cost of Alloyed Metal	(185.1)	(2.74)	(99.7)	(1.57)	(338.0)	(2.56)	(197.8)	(1.54)
Conversion Revenue	$95.6	$1.41	$85.7	$1.35	$183.0	$1.39	$169.2	$1.32

Automotive Extrusions:
Shipments (mmlbs)	21.4		24.0		43.6		48.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$90.2	$4.21	$68.9	$2.87	$171.5	$3.93	$135.8	$2.83
Less: Hedged Cost of Alloyed Metal	(58.6)	(2.73)	(37.3)	(1.55)	(110.8)	(2.54)	(72.4)	(1.51)
Conversion Revenue	$31.6	$1.48	$31.6	$1.32	$60.7	$1.39	$63.4	$1.32

Total:
Shipments (mmlbs)	305.7		288.4		600.2		564.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$1,256.6	$4.11	$823.1	$2.85	$2,363.4	$3.94	$1,600.5	$2.84
Less: Hedged Cost of Alloyed Metal[1]	(819.6)	(2.68)	(448.9)	(1.55)	(1,522.0)	(2.54)	(863.1)	(1.53)
Conversion Revenue	$437.0	$1.43	$374.2	$1.30	$841.4	$1.40	$737.4	$1.31

1.
The total Hedged Cost of Alloyed Metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric is net of metal price exposure on shipments that we hedged with realized gains upon settlement of $11.4 million and $0.6 million for the quarters ended June 30, 2026 and June 30, 2025, respectively, and $18.9 million and $5.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized gains and losses on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

We continue to believe we are well positioned going into the second half of 2026. Demand continues to strengthen across most of our key end markets, customer activity remains robust, and bookings now extend well into next year in several areas of the business. From an end market perspective, Aero/HS Products continues to recover and grow, Packaging is delivering the benefits of our transformation at Warrick, GE Products is increasingly benefiting from solid, structural demand drivers along with restocking at service centers, and Automotive Extrusions demand along with our planned investments will provide future growth in our targeted applications.

Our outlook for the rest of the year assumes:

•
neutral metal price impact through the end of the year without a continuation of metal tailwinds recorded to date;
•
continued focus on improving operational efficiencies; and
•
leveraging recent capital investments to support continued margin expansion.

Accordingly, we expect a 10% to 15% year-over-year improvement in Conversion Revenue and a 45% to 55% year-over-year growth in Adjusted EBITDA for the full year 2026.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity:

	As of June 30, 2026	As of December 31, 2025
Available cash and cash equivalents	$58.5	$7.0
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	569.9	540.2
Total liquidity	$628.4	$547.2

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of June 30, 2026 and December 31, 2025.

We place our cash in bank deposits with high credit quality financial institutions. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at June 30, 2026.

We had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2026. During the six months ended June 30, 2026, we repaid $420.1 million of borrowings, consisting of the full repayment of the $22.3 million outstanding balance as of December 31, 2025 and $397.8 million of borrowings incurred during the six months ended June 30, 2026. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2026	2025
Total cash provided by (used in):
Operating activities	$147.4	$72.9
Investing activities	$(36.7)	$(81.9)
Financing activities	$(59.2)	$4.0

Cash provided by operating activities for the six months ended June 30, 2026 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $229.0 million, primarily due to timing of payments and higher metal costs; (ii) an increase in receivables of $151.8 million, primarily due to increased metal prices and higher shipment volume; (iii) an increase in inventory of $123.6 million, due to higher metal costs; and (iv) a decrease in accrued liabilities of $48.8 million, primarily due to timing.

Cash provided by operating activities for the six months ended June 30, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in receivables of $75.9 million, primarily due to increased metal prices; (ii) a decrease in accrued liabilities of $26.0 million, primarily due to timing of uncleared cash disbursements; (iii) an increase in accounts payable of $45.7 million, primarily due to the timing of payments and higher metal cost; and (iv) a decrease in inventory of $6.3 million, primarily due to a reduction in total inventory pounds in connection with our continued focus on inventory management, offset by increased metal prices.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025.

Sources of Liquidity

Our most significant sources of liquidity include available cash and cash equivalents, available credit under the Revolving Credit Facility, and funds generated from operations. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Our Revolving Credit Facility and outstanding Senior Notes have covenants that, we believe, allow us to operate our business with limited restrictions and significant flexibility for the foreseeable future. We believe the covenants contained in the Revolving Credit Facility will not limit our ability to raise additional debt or equity to satisfy our foreseeable liquidity needs during the next 12 months, should we choose to do so. We also do not believe it is likely that, during the next 12 months, we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.

At July 20, 2026, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended June 30, 2026 constituted approximately 27% of our Net sales. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Capital Expenditures and Investments

We strive to strengthen our competitive position across our end markets through strategic capital investment aimed at increasing our capacity and expanding our manufacturing capabilities. While some of our recent capital projects have focused on further enhancing manufacturing cost efficiency, improving product quality, and promoting operational security, a significant portion over the past several years related to our investment in a fourth coating line at Warrick to increase our capacity for higher margin coated aluminum material for packaging applications and the Trentwood modernization projects, which focused on equipment upgrades throughout the process flow to reduce conversion costs, increase efficiency and process flow for heat-treated plate to achieve KaiserSelect® quality enhancements for Aero/HS Products and GE Products, and further improve our competitive cost position on all products produced at Trentwood. These improvements have allowed us to gain incremental manufacturing capacity and product performance to enable future sales growth.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended June 30, 2026 and June 30, 2025, and declared subsequent to June 30, 2026.

Repurchases of Common Stock

We have not completed any share repurchases since March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At June 30, 2026, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended June 30, 2026 and June 30, 2025 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Aluminum

During the six months ended June 30, 2026 and 2025, settlements of derivative contracts were for 111.4 million pounds and 61.5 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At June 30, 2026, we had derivative contracts with respect to approximately 70.1 million pounds and 6.1 million pounds to hedge sales to be made during the remainder of 2026 and 2027, respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of June 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.6 million and $2.5 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the MWP as of June 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $3.8 million and $0.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of June 30, 2026, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of June 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.5 million and $0.6 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.3 million and $3.1 million as of June 30, 2026 and December 31, 2025, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $1.9 million, as of June 30, 2026, with corresponding changes to the net fair value of our electricity derivative positions. We had no outstanding electricity derivative positions as of December 31, 2025.

Foreign Currency

As of June 30, 2026, we maintained limited foreign currency hedge positions related to certain Euro-denominated operating and capital expenditures using forward swap contracts with settlement dates through July 2027. Due to the limited amount of outstanding foreign currency derivative positions, a hypothetical change in foreign currency exchange rates would not have had a material effect on the fair value of our foreign currency derivative positions as of June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2026:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
April 1, 2026 - April 30, 2026	160	$131.62	—	$—	$93.1
May 1, 2026 - May 31, 2026	—	—	—	—	93.1
June 1, 2026 - June 30, 2026	102	178.16	—	—	93.1
Total	262	$149.74	—	$—	n/a

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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At June 30, 2026, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan (Amended and Restated Effective June 4, 2026).		8-K	001-09447	10.1	June 4, 2026

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: July 23, 2026