Form 10-Q
period 2026-09-30
KAISER ALUMINUM CORP
filed 2026-10-22
CIK 811596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 19, 2026, there were 16,349,886 shares of common stock of the registrant outstanding.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2026	As of December 31, 2025
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$117.3	$7.0
Receivables, net	531.6	423.3
Contract assets	73.9	63.4
Inventories	847.9	725.2
Prepaid expenses and other current assets	44.4	42.6
Total current assets	1,615.1	1,261.5
Property, plant and equipment, net	1,140.4	1,145.2
Operating lease assets	22.0	22.4
Deferred tax assets, net	—	0.2
Intangible assets, net	37.2	41.0
Goodwill	18.8	18.8
Other assets	84.8	75.7
Total assets	$2,918.3	$2,564.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431.1	$274.6
Accrued salaries, wages and related expenses	60.1	61.3
Other accrued liabilities	123.7	91.3
Total current liabilities	614.9	427.2
Long-term portion of operating lease liabilities	20.2	21.7
Pension and OPEB	72.1	73.4
Deferred tax liabilities	114.0	75.4
Long-term liabilities	82.9	81.4
Long-term debt, net	1,038.7	1,059.6
Total liabilities	1,942.8	1,738.7
Commitments and contingencies – Note 6
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2026 and December 31, 2025; no shares were issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2026 and December 31, 2025; 23,185,172 shares issued and 16,349,886 shares outstanding at September 30, 2026; 23,045,729 shares issued and 16,210,443 shares outstanding at December 31, 2025	0.2	0.2
Additional paid in capital	1,138.1	1,132.5
Retained earnings	293.6	142.5
Treasury stock, at cost, 6,835,286 shares at both September 30, 2026 and December 31, 2025	(475.9)	(475.9)
AOCI	19.5	26.8
Total stockholders’ equity	975.5	826.1
Total liabilities and stockholders' equity	$2,918.3	$2,564.8

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions of dollars, except share and per share amounts)
Net sales	$1,214.5	$843.5	$3,577.9	$2,444.0
Costs and expenses:
Cost of products sold, excluding depreciation and amortization	1,098.8	728.8	3,099.6	2,125.0
Depreciation and amortization	27.9	32.0	87.9	91.6
Selling, general, administrative, research and development	32.1	33.9	103.2	97.3
Restructuring costs	—	—	—	1.9
Other operating charges, net	0.5	—	0.5	—
Total costs and expenses	1,159.3	794.7	3,291.2	2,315.8
Operating income	55.2	48.8	286.7	128.2
Other (expense) income:
Interest expense	(14.2)	(12.4)	(43.1)	(36.1)
Other (expense) income, net – Note 8	(0.8)	11.4	5.3	14.4
Income before income taxes	40.2	47.8	248.9	106.5
Income tax provision	(9.2)	(8.3)	(58.6)	(22.2)
Net income	$31.0	$39.5	$190.3	$84.3

Net income per common share:
Basic	$1.90	$2.44	$11.67	$5.22
Diluted	$1.84	$2.38	$11.26	$5.10
Weighted-average number of common shares outstanding (in thousands):
Basic	16,349	16,192	16,314	16,156
Diluted	16,886	16,612	16,898	16,511

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions of dollars)
Net income	$31.0	$39.5	$190.3	$84.3
Other comprehensive income (loss), net of tax – Note 7:
Defined benefit plans	0.3	0.2	0.7	0.7
Cash flow hedges	9.5	(0.7)	(8.0)	5.5
Other comprehensive income (loss), net of tax	9.8	(0.5)	(7.3)	6.2
Comprehensive income	$40.8	$39.0	$183.0	$90.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2026

	Common Shares Outstanding[1]	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	AOCI	Total
	(In millions of dollars, except share and per share amounts)
BALANCE, December 31, 2025	16,210,443	$0.2	$1,132.5	$142.5	$(475.9)	$26.8	$826.1
Net income	—	—	—	62.5	—	—	62.5
Other comprehensive income, net of tax	—	—	—	—	—	5.2	5.2
Common shares issued (including impacts from Long-Term Incentive programs)	199,737	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(70,056)	—	(8.8)	—	—	—	(8.8)
Cash dividends declared[2]	—	—	—	(13.6)	—	—	(13.6)
Amortization of unearned equity compensation	—	—	5.9	—	—	—	5.9
BALANCE, March 31, 2026	16,340,124	$0.2	$1,129.6	$191.4	$(475.9)	$32.0	$877.3
Net income	—	—	—	96.8	—	—	96.8
Other comprehensive loss, net of tax	—	—	—	—	—	(22.3)	(22.3)
Common shares issued (including impacts from Long-Term Incentive programs)	9,230	—	0.4	—	—	—	0.4
Cancellation of shares to cover tax withholdings upon common shares issued	(262)	—	(0.1)	—	—	—	(0.1)
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	4.5	—	—	—	4.5
BALANCE, June 30, 2026	16,349,092	$0.2	$1,134.4	$275.4	$(475.9)	$9.7	$943.8
Net income	—	—	—	31.0	—	—	31.0
Other comprehensive income, net of tax	—	—	—	—	—	9.8	9.8
Common shares issued (including impacts from Long-Term Incentive programs)	1,250	—	—	—	—	—	—
Cancellation of shares to cover tax withholdings upon common shares issued	(456)	—	—	—	—	—	—
Cash dividends declared[2]	—	—	—	(12.8)	—	—	(12.8)
Amortization of unearned equity compensation	—	—	3.7	—	—	—	3.7
BALANCE, September 30, 2026	16,349,886	$0.2	$1,138.1	$293.6	$(475.9)	$19.5	$975.5

1.
At September 30, 2026, 793,179 shares were available for awards under the Kaiser Aluminum Corporation 2021 Equity and Incentive Compensation Plan, as amended and restated.
2.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY CONTINUED (UNAUDITED)

Nine Months Ended September 30, 2025

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

1.
Dividends declared per common share were $0.77 for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In millions of dollars)
Cash flows from operating activities[1]:
Net income	$190.3	$84.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	84.6	88.2
Amortization of definite-lived intangible assets	3.3	3.4
Amortization of debt issuance costs	1.8	1.7
Deferred income taxes	41.0	21.2
Non-cash equity compensation	14.5	13.9
Non-cash asset impairment charge	1.2	—
Gain on disposition of property, plant and equipment	(4.3)	(9.1)
Bad debt expense	0.1	0.3
Non-cash postretirement and postemployment defined benefit plan cost	6.3	7.1
Changes in operating assets and liabilities:
Receivables	(108.4)	(79.7)
Contract assets	(10.5)	19.4
Inventories	(123.4)	(100.4)
Prepaid expenses and other current assets	(6.9)	(3.4)
Accounts payable	157.2	122.3
Accrued liabilities	11.9	(28.3)
Annual variable cash contributions to Salaried VEBA	(2.9)	(0.7)
Long-term assets and liabilities, net	(7.7)	(8.2)
Net cash provided by operating activities	248.1	132.0
Cash flows from investing activities[1]:
Capital expenditures	(72.2)	(106.4)
Purchase of equity securities	(0.5)	(0.4)
Proceeds from sale of equity securities	—	6.4
Proceeds from disposition of property, plant and equipment	7.7	10.7
Net cash used in investing activities	(65.0)	(89.7)
Cash flows from financing activities[1]:
Borrowings under the Revolving Credit Facility	397.8	290.4
Repayment of borrowings under the Revolving Credit Facility	(420.1)	(290.4)
Repayment of finance lease	(2.7)	(1.8)
Cancellation of shares to cover tax withholdings upon common shares issued	(8.9)	(2.9)
Cash dividends and dividend equivalents paid	(39.2)	(38.5)
Net cash used in financing activities	(73.1)	(43.2)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	110.0	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	26.9	37.9
Cash, cash equivalents and restricted cash at end of period	$136.9	$37.0

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

Adoption of New Accounting Pronouncements

Hedge Accounting Improvements. In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-09 (“ASU 2025-09”), Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance introduces targeted refinements intended to improve the operability of hedge accounting and better align financial reporting with risk management activities, including greater flexibility in hedge designation and clarifications for certain instruments. We early adopted ASU 2025-09 during the quarter ended September 30, 2026 using the prospective transition approach. The adoption of ASU 2025-09 did not have a material impact on our consolidated financial statements. For additional information regarding our derivative instruments and hedging activities, refer to Note 4.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

2. Supplemental Balance Sheet Information

	As of September 30, 2026	As of December 31, 2025
Receivables, Net
Accounts receivable	$532.2	$423.9
Allowance for doubtful receivables	(0.6)	(0.6)
Receivables, net	$531.6	$423.3

Inventories
Finished products	$129.2	$156.1
Work-in-process	395.5	316.7
Raw materials	306.4	236.2
Operating supplies	16.8	16.2
Inventories	$847.9	$725.2

Property, Plant and Equipment, Net
Land and improvements	$46.3	$38.2
Buildings and leasehold improvements	309.2	302.6
Machinery and equipment	1,626.1	1,586.7
Construction in progress	88.2	66.7
Property, plant and equipment, gross	2,069.8	1,994.2
Accumulated depreciation and amortization	(929.4)	(849.1)
Land held for sale	—	0.1
Property, plant and equipment, net	$1,140.4	$1,145.2

Other Assets
Restricted cash – Note 11	$19.6	$19.9
Long-term replacement parts	36.3	28.5
Net assets of Salaried VEBA	10.2	9.7
Other	18.7	17.6
Other assets	$84.8	$75.7
.
Other Accrued Liabilities
Uncleared cash disbursements	$56.2	$45.8
Accrued income taxes and other taxes payable	10.4	7.8
Accrued annual contribution to Salaried VEBA	—	2.9
Accrued interest	10.8	6.9
Current operating lease liabilities	5.4	4.8
Current finance lease liabilities	3.2	2.3
Other – Note 4	37.7	20.8
Other accrued liabilities	$123.7	$91.3

Long-Term Liabilities
Workers' compensation accrual	$24.5	$26.0
Long-term environmental accrual – Note 6	17.2	17.4
Other long-term liabilities	41.2	38.0
Long-term liabilities	$82.9	$81.4

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3. Employee Benefits

Deferred Compensation Plan

Assets of our deferred compensation plan are included in Other assets. Such assets, representing diversified investment funds in registered investment companies, are classified within Level 1 of the fair value hierarchy and are measured and recorded at fair value based on their quoted market prices. These assets are accounted for as equity investments, with changes in fair value recorded within Other (expense) income, net (see Note 8). Offsetting liabilities relating to the deferred compensation plan are included in Other accrued liabilities and Long-term liabilities.

Short-Term Incentive Plans

As of September 30, 2026, we had a liability of $22.9 million recorded within Accrued salaries, wages and related expenses for estimated probable future payments under the 2026 short-term incentive plans.

Postretirement and Postemployment Benefit Plans

The following table presents the total expense related to all postretirement and postemployment benefit plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Defined contribution plans[1]	$4.2	$4.2	$14.7	$14.8
Deferred compensation plan[2]	0.1	0.5	1.1	1.1
Multiemployer pension plans[1]	1.6	1.6	4.7	4.7
Net periodic postretirement and postemployment benefit cost relating to defined benefit plans[3]	2.1	2.3	6.3	7.1
Total	$8.0	$8.6	$26.8	$27.7

1.
Substantially all of these charges related to employee benefits are in COGS with the remaining balance in Selling, general, administrative, research, and development (“SG&A and R&D”) in our Statements of Consolidated Income.
2.
Deferred compensation plan expense is included within SG&A and R&D in our Statements of Consolidated Income.
3.
The current service cost component of Net periodic postretirement and postemployment benefit cost relating to both the pension plans and the OPEB plan is included within COGS in our Statements of Consolidated Income for all periods presented. All other components are included within Other (expense) income, net, in our Statements of Consolidated Income.

Components of Net Periodic Postretirement and Postemployment Benefit Cost. The following tables present the components of Net periodic postretirement and postemployment benefit cost relating to our defined benefit plans:

	Pension Plans		OPEB		Salaried VEBA
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2026	2025	2026	2025	2026	2025
Service cost	$0.8	$0.9	$0.2	$0.2	$—	$—
Interest cost	0.5	0.4	0.8	0.9	0.5	0.6
Expected return on plan assets	(0.5)	(0.4)	—	—	(0.6)	(0.6)
Amortization of prior service cost[1]	0.3	0.3	—	—	0.7	0.7
Amortization of net actuarial gain	—	(0.1)	(0.3)	(0.5)	(0.3)	(0.1)
Total net periodic postretirement and postemployment benefit cost	$1.1	$1.1	$0.7	$0.6	$0.3	$0.6

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

	Pension Plans		OPEB		Salaried VEBA
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Service cost	$2.5	$2.6	$0.6	$0.7	$—	$—
Interest cost	1.5	1.2	2.6	2.6	1.4	1.7
Expected return on plan assets	(1.5)	(1.1)	—	—	(1.8)	(1.7)
Amortization of prior service cost[1]	0.7	0.7	—	—	2.1	2.2
Amortization of net actuarial gain	—	(0.1)	(0.9)	(1.4)	(0.9)	(0.3)
Total net periodic postretirement and postemployment benefit cost	$3.2	$3.3	$2.3	$1.9	$0.8	$1.9

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

We are exposed to counterparty credit risk on all of our derivative instruments. Our counterparties are major investment-grade financial institutions or trading companies, and our hedging transactions are governed by negotiated International Swaps and Derivatives Association Master Agreements, which generally require collateral to be posted by our counterparties above specified credit thresholds, which may adjust up or down based on changes in counterparty credit ratings. As a result, we believe the risk of loss is remote and contained. The aggregate fair value of our derivative instruments that were in a net liability position was $6.7 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively, and we had no collateral posted as of those dates.

In addition, our firm-price customer sales commitments create incremental customer credit risk related to metal price movements. Under certain circumstances, we mitigate this risk by periodically requiring cash collateral to be posted by our customers, which we classify as deferred revenue and include as a component of Other accrued liabilities. We had no cash collateral posted by our customers at both September 30, 2026 and December 31, 2025.

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

From time to time, we enter into commodity and foreign currency forward contracts that are not designated as hedging instruments to mitigate certain short‑term impacts, as identified. The gain or loss on these commodity and foreign currency derivatives is recognized within COGS and Other expense, net, respectively. As of September 30, 2026 and December 31, 2025, we had no outstanding non-designated derivative hedge positions.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Notional Amount of Derivative Contracts

The following table summarizes our derivative positions at September 30, 2026:

Aluminum	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts for LME	October 2026 through February 2028	82.1
Fixed price sale contracts for LME	October 2026 through December 2027	4.9
Fixed price purchase contracts for MWP	October 2026 through February 2028	82.1
Fixed price sale contracts for MWP	October 2026 through December 2027	4.9

Alloying Metals	Maturity Period	Notional Amount of Contracts (mmlbs)
Fixed price purchase contracts	October 2026 through December 2027	4.1

Natural Gas	Maturity Period	Notional Amount of Contracts (mmbtu)
Fixed price purchase contracts	October 2026 through December 2028	4,710,000

Electricity	Maturity Period	Notional Amount of Contracts (Mwh)
Fixed price purchase contracts	October 2026 through December 2028	368,644

Euro	Maturity Period	Notional Amount of Contracts (in millions of Euros)
Fixed price forward purchase contracts	October 2026 through March 2028	€6.4

Loss (Gain) on Derivative Contracts

The following table summarizes the amount of loss (gain) on derivative contracts recorded within our Statements of Consolidated Income in COGS:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total of income and expense line items presented in our Statements of Consolidated Income in which the effects of hedges are recorded:
Cash flow hedges	$1,098.8	$728.8	$3,099.6	$2,125.0

Loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges:
Aluminum	$7.1	$(9.7)	$(16.2)	$(17.1)
Alloying Metals	(0.9)	(0.5)	(2.1)	(1.4)
Natural gas	0.4	0.4	0.6	0.7
Electricity	(0.1)	—	2.1	—
Foreign exchange contracts	—	(0.2)	—	(0.2)
Total loss (gain) recognized in our Statements of Consolidated Income related to cash flow hedges	$6.5	$(10.0)	$(15.6)	$(18.0)

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

All of our derivative contracts with counterparties are subject to enforceable master netting arrangements. We reflect the fair value of our derivative contracts on a gross basis on our Consolidated Balance Sheets. The following table presents the fair value of our derivative financial instruments:

	As of September 30, 2026			As of December 31, 2025
	Assets	Liabilities	Net Amount	Assets	Liabilities	Net Amount
Cash Flow Hedges:
Aluminum –
Fixed price purchase contracts for LME	$0.4	$(4.2)	$(3.8)	$2.6	$—	$2.6
Fixed price sale contracts for LME	0.1	—	0.1	—	(0.8)	(0.8)
Fixed price purchase contracts for MWP	1.1	(3.4)	(2.3)	3.8	(0.1)	3.7
Fixed price sale contracts for MWP	—	—	—	—	(1.6)	(1.6)
Alloying Metals – Fixed price purchase contracts	3.0	—	3.0	2.4	—	2.4
Natural gas – Fixed price purchase contracts	1.2	(2.8)	(1.6)	0.7	(1.3)	(0.6)
Electricity – Fixed price purchase contracts	2.2	(2.1)	0.1	—	—	—
Foreign currency – Fixed price forward contracts	—	(0.1)	(0.1)	0.1	—	0.1
Total	$8.0	$(12.6)	$(4.6)	$9.6	$(3.8)	$5.8

The following table presents the total amounts of derivative assets and liabilities on our Consolidated Balance Sheets:

	As of September 30, 2026	As of December 31, 2025
Derivative assets:
Prepaid expenses and other current assets	$5.5	$8.3
Other assets	2.5	1.3
Total derivative assets	$8.0	$9.6
Derivative liabilities:
Other accrued liabilities	$(11.2)	$(3.1)
Long-term liabilities	(1.4)	(0.7)
Total derivative liabilities	$(12.6)	$(3.8)

Fair Values of Other Financial Instruments

All Other Financial Assets and Liabilities. We believe that the fair values of our financial assets and liabilities (accounts receivable, contract assets, current assets, accounts payable, and accrued liabilities) approximate their respective fair values due to their short maturities and nominal credit risk.

5. Debt and Credit Facility

Senior Notes

At September 30, 2026 and December 31, 2025, we had outstanding fixed-rate unsecured Senior Notes with varying maturity dates. The stated interest rates and aggregate principal amounts of such Senior Notes were, respectively: (i) 4.50% and $550.0 million (“4.50% Senior Notes”) and (ii) 5.875% and $500.0 million (“5.875% Senior Notes”). Our Senior Notes do not require us to make any mandatory redemptions or sinking fund payments. The following table summarizes key details of our Senior Notes:

				Outstanding
	Issuance Date	Maturity	Effective Interest Rate	As of September 30, 2026	As of December 31, 2025
4.50% Senior Notes	May 2021	June 2031	4.7%	$550.0	$550.0
5.875% Senior Notes	November 2025	March 2034	6.1%	500.0	500.0
Total debt				1,050.0	1,050.0
Unamortized issuance costs				(11.3)	(12.7)
Total carrying amount				$1,038.7	$1,037.3

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of our outstanding Senior Notes, which are Level 1 liabilities:

	As of September 30, 2026	As of December 31, 2025
4.50% Senior Notes	$504.9	$531.4
5.875% Senior Notes	$467.3	$501.6

Revolving Credit Facility

In October 2019, we entered into a Revolving Credit Facility. Joining us as borrowers under the Revolving Credit Facility are four of our wholly owned domestic operating subsidiaries: (i) Kaiser Aluminum Investments Company; (ii) Kaiser Aluminum Fabricated Products, LLC; (iii) Kaiser Aluminum Washington, LLC; and (iv) Kaiser Aluminum Warrick, LLC.

As amended in October 2025, the Revolving Credit Facility is set to mature in October 2030 and contains a maximum commitment amount of $575.0 million (of which up to a maximum of $50.0 million may be utilized for letters of credit). The facility includes an accordion feature that allows for an increase in total revolving commitments of up to $200.0 million, plus an additional amount for a first-in last-out tranche, subject to lender approval and other customary conditions. The amount we can borrow under the Revolving Credit Facility is determined by the value of our eligible accounts receivable and inventory and certain other assets, which serve as collateral for the Revolving Credit Facility. Borrowings under the amended Revolving Credit Facility bear interest at a rate equal to either a base rate or the SOFR, plus, in each case, a specified variable percentage between 125 - 150 basis points for SOFR loans (or 25 - 50 basis points for base rate loans) determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility and, in certain instances, a fixed margin. Outstanding borrowings under the Revolving Credit Facility are reported within Long-term debt, net, on our Consolidated Balance Sheets. We had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2026 and $22.3 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2025.

The following table summarizes availability and usage of our Revolving Credit Facility as determined by a borrowing base calculated as of September 30, 2026:

Revolving Credit Facility borrowing commitment	$575.0
Borrowing base availability	$575.0
Less: Outstanding borrowings under Revolving Credit Facility	—
Less: Outstanding letters of credit under Revolving Credit Facility	(5.1)
Remaining borrowing availability	$569.9

Interest Expense

The following table presents interest expense relating to our Senior Notes and Revolving Credit Facility:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Senior Notes interest expense, including debt issuance cost amortization	$14.0	$12.4	$42.0	$37.2
Revolving Credit Facility interest expense, including commitment fees and finance cost amortization	0.5	0.7	1.8	2.0
Interest expense on finance lease liabilities	0.2	0.2	0.7	0.6
Interest expense capitalized as construction in progress	(0.5)	(0.9)	(1.4)	(3.7)
Total interest expense	$14.2	$12.4	$43.1	$36.1

6. Commitments and Contingencies

Commitments. We have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness and letters of credit (see Note 4 and Note 5).

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Environmental Contingencies. We are subject to several environmental laws and regulations, potential fines or penalties assessed for alleged breaches of such laws and regulations, and potential claims based upon such laws and regulations. We are also subject to legacy environmental contingencies related to activities that occurred at our operating facilities prior to July 6, 2006, which represent the majority of our environmental accruals of $17.6 million as of September 30, 2026. This accrual represents our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, available facts, existing technologies, and our assessment of the likely remediation actions to be taken.

Based on approved and proposed remediation action plans for the various facilities, we expect that the implementation and ongoing monitoring could occur over a period of 30 or more years. As additional facts are developed, feasibility studies are completed, remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals by up to $15.1 million. Changes to our estimates may occur within the next 12 months as new information becomes available.

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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

7. Accumulated Other Comprehensive Income

The following table presents the changes in the accumulated balances for each component of AOCI:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Defined Benefit Plans:
Beginning balance	$22.9	$19.6	$22.5	$19.1
Actuarial loss arising during the period	—	—	—	(0.1)
Net actuarial loss arising during the period	—	—	—	(0.1)
Amortization of net actuarial gain[1]	(0.6)	(0.7)	(1.8)	(1.8)
Amortization of prior service cost[1]	1.0	1.0	2.8	2.9
Less: income tax expense[2]	(0.1)	(0.1)	(0.3)	(0.3)
Net amortization reclassified from AOCI to Net income	0.3	0.2	0.7	0.8
Other comprehensive income, net of tax	0.3	0.2	0.7	0.7
Ending balance	$23.2	$19.8	$23.2	$19.8

Cash Flow Hedges:
Beginning balance	$(13.2)	$7.6	$4.3	$1.4
Unrealized gain on cash flow hedges	6.0	9.0	5.2	25.2
Less: income tax expense	(1.4)	(2.1)	(1.2)	(5.9)
Net unrealized gain on cash flow hedges	4.6	6.9	4.0	19.3
Reclassification of unrealized loss (gain) upon settlement of cash flow hedges	6.5	(10.0)	(15.6)	(18.0)
Less: income tax (benefit) expense²	(1.6)	2.4	3.6	4.2
Net loss (gain) reclassified from AOCI to Net income	4.9	(7.6)	(12.0)	(13.8)
Other comprehensive income (loss), net of tax	9.5	(0.7)	(8.0)	5.5
Ending balance[3]	$(3.7)	$6.9	$(3.7)	$6.9

Total AOCI ending balance	$19.5	$26.7	$19.5	$26.7

1.
Amounts amortized out of AOCI related to pension and other postretirement and postemployment benefits were included within Net periodic postretirement and postemployment benefit cost (see Note 3).
2.
Income tax amounts reclassified out of AOCI were included as a component of Income tax provision.
3.
As of September 30, 2026, we estimate a net mark-to-market loss before tax of $5.7 million in AOCI will be reclassified into Net income upon settlement within the next 12 months.

8. Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$0.4	$0.2	$0.8	$0.6
Net periodic postretirement and postemployment benefit cost	(1.0)	(1.2)	(3.1)	(3.8)
Unrealized (loss) gain on equity securities	(0.1)	0.3	(0.1)	0.4
Gain on disposition of non-operating property, plant and equipment	—	10.3	7.5	10.3
Gain on business interruption insurance recoveries[1]	—	1.6	—	6.6
All other, net	(0.1)	0.2	0.2	0.3
Other (expense) income, net	$(0.8)	$11.4	$5.3	$14.4

1.
Represents insurance settlement proceeds related to business interruption claims. Such proceeds are recognized in the period in which they are received or become realizable.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Supply Chain Financing. We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions without recourse. During the quarter and nine months ended September 30, 2026 we sold trade accounts receivable totaling $362.1 million and $991.6 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $8.8 million and $23.0 million, respectively. During the quarter and nine months ended September 30, 2025, we sold trade accounts receivable totaling $255.9 million and $740.1 million, respectively, related to these supply chain financing arrangements, of which our customers’ financial institutions applied discount fees totaling $6.2 million and $17.2 million, respectively. To the extent discount fees related to the sale of trade accounts receivable under supply chain financing arrangements are not reimbursed by our customers, they are included in Other (expense) income, net. As of September 30, 2026, we had been and/or expected to be substantially reimbursed by our customers for these discount fees, in accordance with the underlying sales agreements.

9. Income Tax Matters

The following table presents the income tax provision by region:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$(8.4)	$(8.0)	$(56.5)	$(20.6)
Foreign	(0.8)	(0.3)	(2.1)	(1.6)
Total	$(9.2)	$(8.3)	$(58.6)	$(22.2)

The income tax provision for the quarters ended September 30, 2026 and September 30, 2025 was $9.2 million and $8.3 million, respectively, reflecting an effective tax rate of 23% and 17%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the quarter ended September 30, 2026. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended September 30, 2025 was primarily due to a decrease of 7% related to Federal research and development credits, partially offset by an increase of 2% related to non-deductible compensation expense.

The income tax provision for the nine months ended September 30, 2026 and September 30, 2025 was $58.6 million and $22.2 million, respectively, reflecting an effective tax rate of 24% and 21%, respectively. There was no material difference between the effective tax rate and the blended statutory tax rate for the nine months ended September 30, 2026 and 2025.

Our gross unrecognized benefits relating to uncertain tax positions were $8.0 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively. If recognized, these amounts would be reflected in our income tax provision and affect our effective tax rate.

10. Earnings Per Share

Basic net income per share is computed by dividing distributed and undistributed net income allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes non-vested share-based payment awards. Basic and diluted net income per share was calculated under the two-class method for the quarters and nine months ended September 30, 2026 and 2025.

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table sets forth the computation of basic and diluted net income per share (in millions of dollars, except share and per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders[1]	$31.0	$39.5	$190.3	$84.3
Denominator – Weighted-average common shares outstanding (in thousands):
Basic	16,349	16,192	16,314	16,156
Add: dilutive effect of non-vested common shares, restricted stock units and performance shares[2]	537	420	584	355
Diluted	16,886	16,612	16,898	16,511

Net income per common share, Basic:	$1.90	$2.44	$11.67	$5.22
Net income per common share, Diluted:	$1.84	$2.38	$11.26	$5.10

1.
Represents Net income less distributed and undistributed earnings allocated to non-vested restricted stock awards that contain non-forfeitable rights to dividends.
2.
Quantities in the following discussion are denoted in whole shares. During the quarter and nine months ended September 30, 2026, approximately 105 and 223 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive. During the quarter and nine months ended September 30, 2025, approximately 1 and 196 shares, respectively, were excluded from the weighted-average diluted shares computation as their inclusion would have been anti‑dilutive.

11. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
Interest paid	$36.6	$33.3
Non-cash investing and financing activities (included in Accounts payable and Other accrued liabilities):
Unpaid purchases of property and equipment	$19.3	$23.5

Supplemental lease disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3.9	$1.9
Cash paid for amounts included in the measurement of operating lease liabilities	$4.6	$5.2
Finance lease liabilities arising from obtaining finance lease assets	$4.1	$1.7

	As of September 30,
	2026	2025
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117.3	$17.2
Restricted cash included in Other assets[1]	19.6	19.8
Total cash, cash equivalents and restricted cash presented on our Statements of Consolidated Cash Flows	$136.9	$37.0

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

The following table presents the significant segment expenses that are provided to the CODM:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,214.5	$843.5	$3,577.9	$2,444.0

Less:
Cost of products sold, excluding depreciation and amortization
Hedged cost of alloyed metal[1]	775.4	492.8	2,297.4	1,355.9
Manufacturing costs[2]	241.0	158.8	554.7	532.5
Plant overhead[3]	47.5	45.9	142.7	136.0
Freight costs	27.1	21.6	77.4	63.6
Other cost of products sold[4]	7.8	9.7	27.4	37.0
Depreciation and amortization	27.9	32.0	87.9	91.6
Selling, general, administrative, research and development
Research and development costs	0.5	0.4	1.8	1.0
Employee costs[5]	21.9	24.7	74.7	69.9
Other selling, general and administrative costs[6]	9.7	8.8	26.7	26.4
Restructuring costs	—	—	—	1.9
Other operating charges, net	0.5	—	0.5	—
Interest expense	14.2	12.4	43.1	36.1
Other expense (income), net – Note 8	0.8	(11.4)	(5.3)	(14.4)
Income tax provision	9.2	8.3	58.6	22.2
Net income	$31.0	$39.5	$190.3	$84.3

1.
Hedged cost of alloyed metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric is net of metal price exposure on shipments that we hedged with realized (losses) gains upon settlement of ($7.4) million and $10.2 million for the quarters ended September 30, 2026 and September 30, 2025, respectively, and $11.5 million and $15.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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

Notes Index

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents Net sales by end market applications and by timing of control transfer:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Aero/HS Products	$291.9	$182.2	$884.0	$624.8
Packaging	561.4	393.9	1,640.2	1,049.0
GE Products	278.3	192.2	799.3	559.2
Automotive Extrusions	82.9	75.2	254.4	211.0
Total net sales	$1,214.5	$843.5	$3,577.9	$2,444.0

Timing of revenue recognition:
Products transferred at a point in time	$963.8	$670.7	$2,809.0	$1,888.1
Products transferred over time	250.7	172.8	768.9	555.9
Total net sales	$1,214.5	$843.5	$3,577.9	$2,444.0

The following table presents geographic information for income taxes paid:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income taxes paid:
Domestic	$2.4	$—	$10.3	$2.6
Foreign	0.7	0.9	2.0	3.6
Total income taxes paid	$3.0	$0.9	$12.3	$6.2

13. Subsequent Events

Dividend Declaration. On October 13, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.77 per common share. As such, we expect to pay approximately $12.8 million (including dividend equivalents) on or about November 13, 2026 to stockholders of record and the holders of certain restricted stock units at the close of business on October 23, 2026.

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

In the areas of aluminum extrusions, we focus on demanding Aero/HS Products, GE Products, and Automotive Extrusions that require high strength, machinability, or other specialized attributes. Our 10 extrusion/drawing facilities, nine of which are in the United States and one of which is in Canada, primarily serve North American demand for these applications. Additionally, we operate a facility in Columbia, New Jersey that focuses on multi-material advanced manufacturing methods and techniques, including multi-axis computer numerical control machining, additive manufacturing, welding and fabrication for demanding aerospace and defense, high technology, general industrial, and automotive applications. We employed approximately 3,800 people at September 30, 2026.

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

Highlights for the quarter ended September 30, 2026:

•
Net sales $1.21 billion; Conversion Revenue $439.1 million;
•
Net income $31.0 million; Net income per diluted share $1.84; and
•
Cash dividends and dividend equivalents of $0.77 per share, or $12.8 million, paid during the quarter ended September 30, 2026.

Results of Operations

Consolidated Results of Operations

Net Sales. The following table sets forth, for the quarters ended September 30, 2026 and September 30, 2025, shipments (in millions of pounds) and Net sales by end market applications and the respective fluctuations.

	Quarter Ended September 30,
	2026		2025
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	59.4	$291.9	41.8	$182.2	17.6	42%	$109.7	60%
Packaging	153.0	561.4	144.1	393.9	8.9	6%	167.5	43%
GE Products	67.4	278.3	60.4	192.2	7.0	12%	86.1	45%
Automotive Extrusions	20.4	82.9	23.9	75.2	(3.5)	(15%)	7.7	10%
Total	300.2	$1,214.5	270.2	$843.5	30.0	11%	$371.0	44%

The increase in Net sales primarily reflects $0.93 per pound (30%) increase in the average realized sales price and 30.0 million pound (11%) increase in shipment volume. Higher shipment volume can be attributed to: (i) increased volume in the current quarter resulting from the capacity added in connection with the Phase VII investment at Trentwood and the impact of the planned partial outage associated with the Phase VII investment during the prior period presented, and (ii) continued ramp up of our shift to coated products strategy in the Packaging end market.

The following table sets forth, for the nine months ended September 30, 2026 and September 30, 2025, shipments (in millions of pounds) and Net sales by end market applications and the respective fluctuations.

	Nine Months Ended September 30,
	2026		2025
	Shipments	Net sales	Shipments	Net sales	Shipment Change	% Increase (Decrease)	Net sales Change	% Increase (Decrease)
Aero/HS Products	181.8	$884.0	158.0	$624.8	23.8	15%	$259.2	41%
Packaging	455.4	1,640.2	415.4	1,049.0	40.0	10%	591.2	56%
GE Products	199.2	799.3	188.9	559.2	10.3	5%	240.1	43%
Automotive Extrusions	64.0	254.4	71.9	211.0	(7.9)	(11%)	43.4	21%
Total	900.4	$3,577.9	834.2	$2,444.0	66.2	8%	$1,133.9	46%

The increase in Net sales primarily reflects $1.04 per pound (35%) increase in the average realized sales price and 66.2 million pound (8%) increase in shipment volume. Higher shipment volume can be attributed to: (i) continued ramp up of our shift to coated products strategy in the Packaging end market, and (ii) increased volume in the current year resulting from the capacity added in connection with the Phase VII investment at Trentwood and the impact of the planned partial outage associated with the Phase VII investment during the prior period presented.

COGS. COGS for the quarter ended September 30, 2026 totaled $1,098.8 million, or 90% of Net sales, compared to $728.8 million, or 86% of Net sales, for the quarter ended September 30, 2025. The total increase reflected the following:

	Quarter Ended September 30,
	2026	2025	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$775.4	$492.8	$282.6	57%
Manufacturing costs	241.0	158.8	82.2	52%
Plant overhead	47.5	45.9	1.6	3%
Freight costs	27.1	21.6	5.5	25%
Other cost of products sold	7.8	9.7	(1.9)	(20%)
Total	$1,098.8	$728.8	$370.0	51%

Of the $282.6 million increase in Hedged Cost of Alloyed Metal, $227.9 million was primarily due to an increase in hedged metal prices and $54.7 million was due to an increase in shipment volume (see above in our “Net Sales” discussion for further details). The $82.2 million increase in manufacturing costs was primarily due to unfavorable metal consumption costs driven by lower scrap utilization, as higher operating costs resulting from continued ramp up of operational activities on the new coating line in the Packaging end market and the planned partial outage at our Bellwood facility. The $5.5 million increase in freight costs was primarily attributable to higher shipment volumes, as well as rising fuel costs. For a further discussion of the comparative results of operations for the quarters ended September 30, 2026 and September 30, 2025, see below in “Selected Operational and Financial Information.”

COGS for the nine months ended September 30, 2026 totaled $3,099.6 million, or 87% of Net sales, compared to $2,125.0 million, or 87% of Net sales, for the nine months ended September 30, 2025. The total increase reflected the following:

	Nine Months Ended September 30,
	2026	2025	Change	% Increase (Decrease)
Hedged Cost of Alloyed Metal	$2,297.4	$1,355.9	$941.5	69%
Manufacturing costs	554.7	532.5	22.2	4%
Plant overhead	142.7	136.0	6.7	5%
Freight costs	77.4	63.6	13.8	22%
Other cost of products sold	27.4	37.0	(9.6)	(26%)
Total	$3,099.6	$2,125.0	$974.6	46%

Of the $941.5 million increase in Hedged Cost of Alloyed Metal, $834.0 million was primarily due to an increase in hedged metal prices and $107.5 million was due to an increase in shipment volume (see above in our “Net Sales” discussion for further details). The $22.2 million increase in manufacturing costs was primarily due to unfavorable metal consumption costs driven by lower scrap utilization as well as tightening of scrap spreads and higher operating costs from the planned partial outage at our Bellwood facility. The $13.8 million increase in freight costs was primarily attributable to higher shipment volumes, as well as rising fuel costs. The $9.6 million decrease in other cost of products sold was primarily driven by a decrease in major maintenance costs. For a further discussion of the comparative results of operations for the nine months ended September 30, 2026 and September 30, 2025, see below in “Selected Operational and Financial Information.”

Selling, General, Administrative, Research and Development (“SG&A and R&D”). SG&A and R&D expense totaled $32.1 million and $33.9 million for the quarters ended September 30, 2026 and September 30, 2025, respectively. The total decrease in SG&A and R&D reflected the following:

	Quarter Ended September 30,
	2026	2025	Change	% Increase (Decrease)
Research and development costs	$0.5	$0.4	$0.1	25%
Employee costs	21.9	24.7	(2.8)	(11%)
Other selling, general and administrative costs	9.7	8.8	0.9	10%
Total	$32.1	$33.9	$(1.8)	(5%)

SG&A and R&D expense totaled $103.2 million and $97.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The total increase in SG&A and R&D reflected the following:

	Nine Months Ended September 30,
	2026	2025	Change	% Increase (Decrease)
Research and development costs	$1.8	$1.0	$0.8	80%
Employee costs	74.7	69.9	4.8	7%
Other selling, general and administrative costs	26.7	26.4	0.3	1%
Total	$103.2	$97.3	$5.9	6%

Restructuring Costs. During the quarter ended March 31, 2025, we initiated a plan to reduce certain operating costs (the “2025 Restructuring Plan”). In the quarter and nine months ended September 30, 2025, restructuring costs of $0.0 million and $1.9 million, respectively, represented severance and related benefits under the plan. Substantially all costs associated with the 2025 Restructuring Plan were incurred and expensed as of December 31, 2025, and no restructuring costs were incurred during the quarter or nine months ended September 30, 2026.

Other Operating Charges, Net. Other operating charges of $0.5 million for the quarter and nine months ended September 30, 2026 represents an impairment charge associated with the Imperial Machine & Tool Co. trade name intangible asset, which is no longer being utilized in our operations.

Interest Expense. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report for a discussion of our debt and credit facilities that were in effect during the quarters and nine months ended September 30, 2026 and September 30, 2025 and interest expense capitalized as part of construction in progress.

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

The table below provides selected operational and financial information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$31.0	$39.5	$190.3	$84.3
Interest expense	14.2	12.4	43.1	36.1
Other expense (income), net	0.8	(11.4)	(5.3)	(14.4)
Income tax provision	9.2	8.3	58.6	22.2
Depreciation and amortization	27.9	32.0	87.9	91.6
Non-run-rate items:
Restructuring costs	—	—	—	1.9
Non-cash asset impairment charge	0.5	—	0.5	—
Environmental expenses[1]	0.4	0.1	0.5	0.3
Loss on disposition of operating property, plant and equipment	—	0.4	3.2	0.4
Total non-run-rate items	0.9	0.5	4.2	2.6
Adjusted EBITDA[2]	$84.0	$81.3	$378.8	$222.4

1.
Non-run-rate environmental expenses are related to legacy contingencies from activities at operating facilities prior to July 6, 2006. See Note 6 of Notes to Interim Consolidated Financial Statements included in this Report for additional information relating to the environmental expenses.
2.
For the quarters ended September 30, 2026 and 2025, Adjusted EBITDA includes unfavorable Metal Price Lag of approximately $1.0 million and favorable Metal Price Lag of approximately $28.0 million, respectively. For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA includes favorable Metal Price Lag of approximately $63.0 million and approximately $64.0 million, respectively.

Adjusted EBITDA for the quarter ended September 30, 2026 was $2.7 million higher than Adjusted EBITDA for the quarter ended September 30, 2025. Adjusted EBITDA was favorably impacted by: (i) higher sales volume; and (ii) improved product pricing and mix. This was partially offset by: (i) unfavorable metal consumption costs driven by lower scrap utilization, as well as higher operating costs resulting from continued ramp up of operational activities on the new coating line in the Packaging end market and the planned partial outage at our Bellwood facility; and (ii) higher freight costs. See above in “Consolidated Results of Operations” for further details.

Adjusted EBITDA for the nine months ended September 30, 2026 was $156.4 million higher than Adjusted EBITDA for the nine months ended September 30, 2025. Adjusted EBITDA was favorably impacted by: (i) higher sales volume; (ii) improved product pricing and mix; and (iii) lower major maintenance costs. This was partially offset by: (i) unfavorable metal consumption costs driven by lower scrap utilization as well as tightening of scrap spreads; (ii) higher operating costs from the planned partial outage at our Bellwood facility; and (iii) higher freight costs. See above in “Consolidated Results of Operations” for further details.

The following table provides our shipment and Conversion Revenue information (in millions of dollars, except shipments and Conversion Revenue per pound) by end market applications:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Aero/HS Products:
Shipments (mmlbs)	59.4		41.8		181.8		158.0
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$291.9	$4.91	$182.2	$4.36	$884.0	$4.86	$624.8	$3.95
Less: Hedged Cost of Alloyed Metal	(161.2)	(2.71)	(82.7)	(1.98)	(487.0)	(2.68)	(277.6)	(1.75)
Conversion Revenue	$130.7	$2.20	$99.5	$2.38	$397.0	$2.18	$347.2	$2.20

Packaging:
Shipments (mmlbs)	153.0		144.1		455.4		415.4
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$561.4	$3.67	$393.9	$2.73	$1,640.2	$3.60	$1,049.0	$2.53
Less: Hedged Cost of Alloyed Metal	(381.3)	(2.49)	(256.1)	(1.77)	(1,128.7)	(2.48)	(654.1)	(1.58)
Conversion Revenue	$180.1	$1.18	$137.8	$0.96	$511.5	$1.12	$394.9	$0.95

GE Products:
Shipments (mmlbs)	67.4		60.4		199.2		188.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$278.3	$4.13	$192.2	$3.18	$799.3	$4.01	$559.2	$2.96
Less: Hedged Cost of Alloyed Metal	(179.4)	(2.66)	(110.3)	(1.82)	(517.4)	(2.59)	(308.1)	(1.63)
Conversion Revenue	$98.9	$1.47	$81.9	$1.36	$281.9	$1.42	$251.1	$1.33

Automotive Extrusions:
Shipments (mmlbs)	20.4		23.9		64.0		71.9
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$82.9	$4.06	$75.2	$3.15	$254.4	$3.98	$211.0	$2.93
Less: Hedged Cost of Alloyed Metal	(53.5)	(2.62)	(43.7)	(1.83)	(164.3)	(2.57)	(116.1)	(1.61)
Conversion Revenue	$29.4	$1.44	$31.5	$1.32	$90.1	$1.41	$94.9	$1.32

Total:
Shipments (mmlbs)	300.2		270.2		900.4		834.2
	$	$ / lb	$	$ / lb	$	$ / lb	$	$ / lb
Net sales	$1,214.5	$4.05	$843.5	$3.12	$3,577.9	$3.97	$2,444.0	$2.93
Less: Hedged Cost of Alloyed Metal[1]	(775.4)	(2.59)	(492.8)	(1.82)	(2,297.4)	(2.55)	(1,355.9)	(1.63)
Conversion Revenue	$439.1	$1.46	$350.7	$1.30	$1,280.5	$1.42	$1,088.1	$1.30

1.
The total Hedged Cost of Alloyed Metal includes cost of aluminum at the MWTP and the cost of alloying elements used in the production process. This metric is net of metal price exposure on shipments that we hedged with realized (losses) gains upon settlement of ($7.4) million and $10.2 million for the quarters ended September 30, 2026 and September 30, 2025, respectively, and $11.5 million and $15.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. See Note 4 of Notes to Interim Consolidated Financial Statements included in this Report for the total realized gains and losses on aluminum hedges for which we hedged the metal price exposure externally.

Outlook

For the remainder of 2026, we continue to expect Conversion Revenue growth toward the high end of our 10% to 15% outlook, reflecting continued end-market strength and favorable pricing and mix. While we are maintaining our Adjusted EBITDA growth outlook of 45% to 55% compared to 2025, results are now expected toward the lower end of the range due to planned operational outages, execution performance, customer year-end inventory alignment, and metal-related headwinds.

Liquidity and Capital Resources

Summary

The following table summarizes our liquidity:

	As of September 30, 2026	As of December 31, 2025
Available cash and cash equivalents	$117.3	$7.0
Borrowing availability under Revolving Credit Facility, net of letters of credit[1]	569.9	540.2
Total liquidity	$687.2	$547.2

1.
Borrowing availability under the Revolving Credit Facility was determined by a borrowing base calculated as of September 30, 2026 and December 31, 2025.

We place our cash in bank deposits with high credit quality financial institutions and, from time to time, highly liquid money market funds. See Note 11 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding restricted cash at September 30, 2026.

We had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2026. During the nine months ended September 30, 2026, we repaid $420.1 million of borrowings, consisting of the full repayment of the $22.3 million outstanding balance as of December 31, 2025 and $397.8 million of borrowings incurred during the nine months ended September 30, 2026. See below in “Sources of Liquidity” for a further discussion of subsequent borrowing activity. See Note 5 of Notes to Interim Consolidated Financial Statements included in this Report.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2026	2025
Total cash provided by (used in):
Operating activities	$248.1	$132.0
Investing activities	$(65.0)	$(89.7)
Financing activities	$(73.1)	$(43.2)

Cash provided by operating activities for the nine months ended September 30, 2026 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $157.2 million, primarily due to timing of payments and higher metal costs; (ii) an increase in inventory of $123.4 million, due to higher metal costs; and (iii) an increase in receivables of $108.4 million, primarily due to increased metal prices and higher shipment volume.

Cash provided by operating activities for the nine months ended September 30, 2025 reflected results of business activity described above in our “Consolidated Results of Operations” discussion, as well as the following working capital changes: (i) an increase in accounts payable of $122.3 million, primarily due to higher metal cost; (ii) an increase in inventory of $100.4 million, primarily due to increased metal prices, partially offset by a reduction in total inventory pounds; (iii) an increase in receivables of $79.7 million, primarily due to increased metal prices; and (iv) a decrease in accrued liabilities of $28.3 million, primarily due to timing of uncleared cash disbursements and settlement of certain liabilities.

See Statements of Consolidated Cash Flows included in this Report for further details on our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025.

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

At October 19, 2026, we had no outstanding borrowings under the Revolving Credit Facility. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our Revolving Credit Facility.

We engage in certain customer-based supply chain financing programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Costs of these programs are typically reimbursed to us by the customer. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales resulting in the derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer‑based supply chain finance programs for the quarter ended September 30, 2026 constituted approximately 31% of our Net sales. See Note 8 of Notes to Interim Consolidated Financial Statements included in this Report for further details with respect to these supply chain financing programs.

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

Our capital investment plans remain focused on supporting demand growth through capacity expansion, sustaining our operations, enhancing product quality and increasing operating efficiencies. We anticipate total capital spending in 2026 of approximately $130.0 million. We expect to continue to deploy capital thoughtfully so that investment decisions align with demand expectations in order to maximize the earnings potential of the business and maintain financial strength and flexibility.

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

See our Statements of Consolidated Stockholders’ Equity and Note 13 of Notes to Interim Consolidated Financial Statements included in this Report for information regarding dividends paid during the quarters ended September 30, 2026 and September 30, 2025, and declared subsequent to September 30, 2026.

Repurchases of Common Stock

We have not completed any share repurchases since March 2020. We will continue to assess share repurchases as a part of our capital allocation priorities and strategic investment opportunities identified to support further growth in our business. At September 30, 2026, $93.1 million remained authorized and available for future repurchases of common stock under our stock repurchase program.

See our Statements of Consolidated Stockholders’ Equity included in this Report for information regarding minimum statutory tax withholding obligations arising during the quarters ended September 30, 2026 and September 30, 2025 in connection with the vesting of non‑vested shares, restricted stock units, and performance shares.

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

Aluminum

During the nine months ended September 30, 2026 and 2025, settlements of derivative contracts were for 173.3 million pounds and 88.8 million pounds, respectively, of hedged shipments sold on pricing terms that created aluminum price risk for us. At September 30, 2026, we had derivative contracts with respect to approximately 59.6 million pounds, 17.4 million pounds, and 0.2 million pounds to hedge sales to be made during the remainder of 2026, 2027, and 2028 respectively, on pricing terms that create aluminum price risk for us.

Based on the aluminum derivative positions held by us to hedge firm-price customer sales agreements, we estimate that a $0.10/lb decrease in the LME market price of aluminum as of September 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $7.7 million and $2.5 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions. Additionally, we estimate that a $0.05/lb decrease in the MWP as of September 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark-to-market loss of $3.9 million and $0.8 million, respectively, with corresponding changes to the net fair value of our aluminum derivative positions.

Alloying Metals

We are exposed to the risk of fluctuating prices of certain alloying metals, especially copper, zinc, and magnesium, to the extent that changes in their prices do not highly correlate with price changes for aluminum. Copper, zinc, magnesium, and certain other metals are used in our remelt operations to cast rolling ingot and extrusion billet with the proper chemistry for our products. From time to time, we enter into forward contract swaps and/or physical delivery commitments with third parties to mitigate our risk from fluctuations in the prices of these alloys. As of September 30, 2026, we had forward swap contracts with settlement dates designed to align with the timing of scheduled purchases of zinc and copper by our manufacturing facilities. We estimate that a $0.10/lb decrease in the market price of zinc and copper as of September 30, 2026 and December 31, 2025, with all other variables held constant, would have resulted in an unrealized mark‑to‑market loss of $0.4 million and $0.6 million, respectively, with corresponding changes to the net fair value of our zinc and copper derivative positions.

Energy

We are exposed to the risk of fluctuating prices for natural gas and electricity. We, from time to time, in the ordinary course of business, enter into hedging transactions and/or firm-price physical delivery commitments with third parties to mitigate our risk from fluctuations in natural gas and electricity prices. We estimate that a $1.00 per mmbtu decrease in natural gas prices would have resulted in an unrealized mark-to-market loss of $4.7 million and $3.1 million as of September 30, 2026 and December 31, 2025, respectively, with corresponding changes to the net fair value of our natural gas derivative positions. We estimate that a $5.00 per Mwh decrease in electricity prices would have resulted in an unrealized mark-to-market loss of $1.9 million, as of September 30, 2026, with corresponding changes to the net fair value of our electricity derivative positions. We had no outstanding electricity derivative positions as of December 31, 2025.

Foreign Currency

As of September 30, 2026, we hedged the foreign currency exchange rate risk related to certain Euro-denominated operating and capital expenditures using forward swap contracts with settlement dates through March 2028. We estimate that a 10% decrease in the exchange rate of our hedged foreign currencies to U.S. dollars would have resulted in an unrealized mark-to-market loss of $0.7 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively, with corresponding changes to the net fair value of our foreign currency derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2026:

	Equity Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2026 - July 31, 2026	—	$—	—	$—	$93.1
August 1, 2026 - August 31, 2026	—	—	—	—	93.1
September 1, 2026 - September 30, 2026	456	151.17	—	—	93.1
Total	456	$151.17	—	$—	n/a

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
2.
In September 2018, our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million. At September 30, 2026, $93.1 million remained available to repurchase our common shares pursuant to the stock repurchase program. The September 2018 authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

*Item 6. Exhibits

Exhibit		Provided	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1	Offer Letter, dated August 12, 2026, between Kaiser Aluminum Corporation and Fred Stephan.		8-K	001-09447	10.1	August 17, 2026

10.2	Key Employee Severance Plan, as Amended.		8-K	001-09447	10.2	August 17, 2026

10.3	Transition Letter, dated August 12, 2026, between Kaiser Aluminum Corporation and Keith A. Harvey.		8-K	001-09447	10.3	August 17, 2026

31.1	Certification of Keith A. Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Neal E. West pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Keith A. Harvey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Neal E. West pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: October 22, 2026